Form 10-Q
period 2010-03-31
OMEROS CORP
filed 2010-05-12
CIK 1285819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 7, 2010, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 21,396,141.

OMEROS CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2010
INDEX

Page
Part I — Financial Information	3
Item 1. Financial Statements	3
Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009	3
Consolidated Statements of Operations for the Three Months Ended March 31, 2010 and 2009 and for the period from June 16, 1994 (inception) through March 31, 2010	4
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009 and for the period from June 16, 1994 (inception) through March 31, 2010	5
Notes to the Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	23
Part II — Other Information	24
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 6. Exhibits	43
Signatures	44
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
OMEROS CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2010	2009
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$814	$820
Short-term investments	50,259	59,485
Grant and other receivables	555	248
Prepaid expenses and other current assets	149	111

Total current assets	51,777	60,664
Property and equipment, net	1,426	1,086
Restricted cash	193	193
Other assets	90	119

Total assets	$53,486	$62,062

Liabilities, convertible preferred stock and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,136	$2,620
Accrued expenses	3,267	2,837
Deferred revenue	615	702
Current portion of notes payable	5,104	4,931

Total current liabilities	10,122	11,090
Notes payable, less current portion	6,376	7,827
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01 per share: authorized shares — 20,000,000; issued and outstanding — none	—	—
Common stock, par value $0.01 per share: Authorized shares — 150,000,000 at March 31, 2010 (unaudited) and December 31, 2009; Issued and outstanding shares—21,316,189 and 21,285,577 at March 31, 2010 (unaudited) and December 31, 2009, respectively	213	213
Additional paid-in capital	161,730	161,227
Accumulated other comprehensive income	42	41
Deficit accumulated during the development stage	(124,997)	(118,336)

Total shareholders’ equity	36,988	43,145

Total liabilities and shareholders’ equity	$53,486	$62,062

See notes to consolidated financial statements

OMEROS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(unaudited)

			Period from
			June 16,
			1994
			(Inception)
	Three Months Ended		through
	March 31,		March 31,
	2010	2009	2010
Grant revenue	$378	$197	$5,215
Operating expenses:
Research and development	5,082	4,022	84,245
Acquired in-process research and development	—	—	10,891
General and administrative	1,721	1,410	39,477

Total operating expenses	6,803	5,432	134,613

Loss from operations	(6,425)	(5,235)	(129,398)
Investment income	17	81	5,394
Interest expense	(452)	(590)	(3,283)
Other income (expense), net	199	262	2,290

Net loss	$(6,661)	$(5,482)	$(124,997)

Basic and diluted net loss per common share	$(0.31)	$(1.87)

Weighted-average shares used to compute basic and diluted net loss per common share	21,293,895	2,929,103

See notes to consolidated financial statements

OMEROS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

			Period from
			June 16, 1994
			(Inception)
	Three Months Ended		through
	March 31,		March 31,
	2010	2009	2010
Operating activities
Net loss	$(6,661)	$(5,482)	$(124,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	124	122	2,126
Stock-based compensation expense	473	448	12,125
Change in fair value of preferred stock warrant values and success fee liability	—	(60)	(253)
Non-cash interest expense	60	59	368
Other than temporary impairment and loss on sale of investment securities	6	6	248
Write-off of deferred public offering costs	—	—	1,948
Acquired in-process research and development	—	—	10,891
Changes in operating assets and liabilities, net of nura acquisition in 2006:
Grant and other receivables	(307)	(28)	745
Prepaid expenses and other current and noncurrent assets	(20)	(160)	(150)
Deferred public offering costs	—	(204)	(1,948)
Accounts payable and accrued expenses	(1,153)	(510)	3,712
Deferred revenue	(87)	1,085	(685)

Net cash used in operating activities	(7,565)	(4,724)	(95,870)

Investing activities
Purchases of property and equipment	(365)	(8)	(2,437)
Purchases of investments	(2)	—	(148,106)
Proceeds from the sale of investments	9,000	—	52,716
Proceeds from the maturities of investments	223	423	44,926
Cash paid for acquisition of nura, net of cash acquired of $87	—	—	(212)

Net cash provided by (used in) investing activities	8,856	415	(53,113)

Financing activities
Proceeds from issuance of common stock upon initial public offering, net of offering costs of $6,388			61,812
Proceeds from borrowings under note payable, net of loan origination costs	—	—	16,928
Payments on notes payable	(1,327)	(376)	(7,903)
Proceeds from issuance of common stock upon exercise of stock options	30	10	700
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	1,851	78,234
Other, net	—	(3)	26

Net cash (used in) provided by financing activities	(1,297)	1,482	149,797

Net (decrease) increase in cash and cash equivalents	(6)	(2,827)	814
Cash and cash equivalents at beginning of period	820	12,726	—

Cash and cash equivalents at end of period	$814	$9,899	$814

Supplemental cash flow information
Cash paid for interest	$393	$531	$2,856

Preferred stock and common stock issued in connection with nura acquisition	$—	$—	$14,070

See notes to consolidated financial statements

OMEROS CORPORATION
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(unaudited)
Note 1 — Organization and Significant Accounting Policies
Organization
     We are a biopharmaceutical company committed to discovering, developing and commercializing products focused on inflammation and disorders of the central nervous system. Our most clinically advanced product candidates are derived from our proprietary PharmacoSurgery™ platform designed to improve clinical outcomes of patients undergoing arthroscopic, ophthalmological, urological and other surgical and medical procedures. As substantially all of our efforts have been devoted to conducting research and development of our products, to developing our patent portfolio and to raising equity capital, we are considered to be in the development stage.
Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information as of March 31, 2010 and for the three months ended March 31, 2010 and 2009, includes all adjustments, which include only normal recurring adjustments, necessary to present fairly our interim financial information. The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.
     The accompanying unaudited consolidated financial statements and notes to financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2009.
     Our consolidated financial statements include the financial position and results of operations of Omeros and nura, inc., or nura, our wholly owned subsidiary. The acquisition of nura was accounted for as a purchase of assets, and the results of nura have been included in our results since August 11, 2006.
Use of Estimates
     The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Recent Accounting Pronouncements
     In October 2009, the Financial Accounting Standards Board, or FASB, issued new guidance for multiple-deliverable revenue arrangements. The new guidance addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling-price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. We expect to adopt this guidance on January 1, 2011 and to apply it prospectively for revenue arrangements entered into or materially modified after the date of adoption.
     In March 2010, the FASB issued new guidance for recognizing revenue under the milestone method. This new guidance allows an entity to make a policy election to recognize a substantive milestone in its entirety in the period in which the milestone is achieved. The new guidance also requires an entity that makes this policy election to disclose the following: (a) a description of the overall arrangement, (b) a description of each milestone and related contingent consideration, (c) a determination of whether each milestone is considered substantive, (d) the factors considered in determining whether the milestone is substantive and (e) the amount of consideration recognized during the period for milestones. We expect to adopt this guidance on June 30, 2010 and to apply it prospectively. We do not expect adoption of this guidance to have an impact on our financial condition or results of operations.

     The impact of the above guidance will be dependent on the terms and structure of revenue generating contracts negotiated in the future.
Note 2 — Net Loss Per Common Share
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
     The basic and diluted net loss per common share amounts for the three months ended March 31, 2010 and 2009 were computed based on the shares of common stock outstanding during the respective periods. The net loss per share for the three months ended March 31, 2010 includes the full effect of the 6,820,000 common shares issued in our initial public offering in the fourth quarter of 2009 and the conversion of our convertible preferred stock into 11,514,508 shares of common stock upon completion of the offering. As a result of the issuance of these common shares during the fourth quarter of 2009, there is a lack of comparability in the basic and diluted net loss per share amounts for the three months ended March 31, 2010 and 2009. The following table presents the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2010	2009
Historical
Numerator:
Net loss	$(6,661)	$(5,482)

Denominator:
Weighted-average common shares outstanding	21,293,895	2,953,919
Less: Weighted-average unvested common shares subject to repurchase	—	(24,816)

Denominator for basic and diluted net loss per common share	21,293,895	2,929,103

Basic and diluted net loss per common share	$(0.31)	$(1.87)

     Historical outstanding dilutive securities not included in diluted loss per common share calculation:

	March 31,
	2010	2009

Convertible preferred stock	—	11,514,506
Outstanding options to purchase common stock	3,339,633	2,776,324
Warrants to purchase common stock and convertible preferred stock	209,017	234,230
Common stock subject to repurchase	—	23,385

Total	3,548,650	14,548,445

Note 3 — Cash, Cash Equivalents and Investments
     Our investment portfolio is made up of cash and cash equivalents and mortgage-backed, adjustable-rate securities issued by, or fully collateralized by, the U.S. government or U.S. government-sponsored entities. The mortgage-backed securities have contractual maturities ranging from six to 28 years at March 31, 2010 and December 31, 2009. Due to normal annual prepayments, the estimated average life of the portfolio is approximately three to five years. The adjustable rate feature, which is not dependent on an auction process, further shortens the duration and interest risk of the portfolio, making it similar to a one-year government agency security. All investments are classified as short-term and available-for-sale on the accompanying balance sheets.

     The following table shows the fair value of our investment securities that have unrealized losses and that are deemed to be only temporarily impaired, aggregated by investment category and by whether the securities have been in a continuous unrealized loss position for less than 12 months or for 12 months or greater as December 31, 2009.

December 31, 2009
	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(in thousands)
Mortgage-backed securities	$116	$—	$26	$—	$142	$—

     We owned zero and two securities with unrealized loss positions as of March 31, 2010 and December 31, 2009, respectively. The two securities with the unrealized loss positions as of December 31, 2009 were immaterial and were not other-than-temporary. We assess the fundamentals of these securities to identify their individual sources of risk and potential for other-than-temporary impairment. The assessment includes review of performance indicators of the underlying assets in the security, loan to collateral value ratios, third-party guarantees, vintage, geographic concentration, industry analyst reports, sector credit ratings, volatility of the security’s fair value, current market liquidity, reset indices, prepayment levels, credit rating downgrades and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment.
     The composition of our investment income is as follows:

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)
Gross interest income	$23	$87
Gross realized gains on investments	—	—
Gross realized losses on investments	(6)	(6)

Total investment income	$17	$81

Realized gains and losses on sales of investments are calculated based on the specific identification method.
Note 4 — Fair Value Measurements
     The accounting standard for fair value measurements provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. Under this standard, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The accounting standard establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required:
     These levels include:
     Level 1 — Observable inputs for identical assets or liabilities such as quoted prices in active markets;
     Level 2 — Inputs other than quoted prices in active markets that are either directly or indirectly observable; and
     Level 3 — Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.
     To determine the fair market value of our mortgage-backed securities, our external investment manager formally prices securities at least monthly with external market sources. The external sources have historically been primary and secondary broker/dealers that trade and make markets in an open market exchange of these securities. Mortgage-backed securities are priced using “round lot” non-binding pricing from a single external market source for each of the investment classes within our portfolio. We have used this non-binding pricing information to estimate fair market value and do not make adjustments to these quotes unless a review indicates an adjustment is warranted. To determine pricing, the external market sources use inputs other than quoted prices in active markets that are either directly or indirectly observable such as trading activity that is observable in these securities or similar or like-kind securities, rate reset margins, reset indices, pool diversification and prepayment levels. In addition, in evaluating if this pricing information should be adjusted, the prices obtained from these external market sources are compared against independent pricing services. Our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis is as follows:

	March 31, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money market funds	$48,291	$—	$—	$48,291
Mortgage-backed securities	—	2,752	—	2,752

Total	$48,291	$2,752	$—	$51,043

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money market funds	$57,073	$—	$—	$57,073
Mortgage-backed securities	—	2,979	—	2,979

Total	$57,073	$2,979	$—	$60,052

     Cash of $223,000 and $446,000 is excluded in our fair value hierarchy disclosure as of March 31, 2010 and December 31, 2009, respectively. Additionally, the fair value hierarchy disclosure includes restricted cash of $193,000 as of March 31, 2010 and December 31, 2009. Unrealized gains and losses associated with our short-term investments is included in accumulated other comprehensive income in the accompanying balance sheets.
Note 5 — Certain Balance Sheet Accounts
Accrued Expenses
     Accrued expenses consisted of the following:

	March 31,	December 31,
	2010	2009
	(in thousands)
Clinical trials	$1,610	$1,868
Contract preclinical research	467	60
Employee compensation	448	324
Other accruals	742	585

Accrued expenses	$3,267	$2,837

Comprehensive Loss
     Comprehensive loss is comprised of net loss and certain changes in equity that are excluded from net loss. Our only component of comprehensive loss is unrealized gains (losses) on available-for-sale securities. The components of comprehensive loss are as follows:

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)
Net loss	$(6,661)	$(5,482)
Unrealized gain (loss) on available-for-sale securities	(1)	92

Comprehensive loss	$(6,662)	$(5,390)

Note 6 —Revenue
     We have received Small Business Innovative Research, or SBIR, grants from the National Institutes of Health totaling $3.7 million and $3.2 million as of March 31, 2010 and December 31, 2009, respectively. The purpose of the grants is to support the development of our research for product candidates. For the three months ended March 31, 2010 and 2009, we recorded revenue related to these grants of $283,000 and $20,000, respectively. As of March 31, 2010, $892,000 of funding remained under these grants.
     In December 2006, we entered into a funding agreement with The Stanley Medical Research Institute, or SMRI, to develop a proprietary PDE10 inhibitor product candidate for the treatment of schizophrenia. The funding is expected to advance our PDE10 program though the completion of Phase 1 clinical trials. Under the agreement, we may receive grant and equity funding of up to $9.0 million upon achievement of research milestones. We hold the exclusive rights to the technology. In consideration for SMRI’s grant funding, we may become obligated to pay SMRI royalties based on net income, as defined under the agreement, from commercial sales of a PDE10 inhibitor product, not to exceed a set multiple of total grant funding received. If a PDE10 inhibitor product candidate does not reach commercialization, we are not required to repay the grant funds. As of March 31, 2010 and December 31, 2009, we have received a total of $5.7 million from SMRI. As of March 31, 2010, amounts included in the accompanying balance sheet pertaining to this agreement included $607,000 in deferred revenue and $3.2 million from the sale of 255,103 shares of Series E convertible preferred stock, which were recorded at their estimated fair value. For the three months ended March 31, 2010 and 2009, we recognized revenue under this agreement of $95,000 and $96,000, respectively.
Note 7 — Commitments and Contingencies
     In connection with the funding agreement with SMRI, beginning the first calendar year after commercial sales of a schizophrenia product, if and when a product is commercialized, we may become obligated to pay royalties based on net income, as defined in the agreement, not to exceed a set multiple of total grant funding received. Based on the amount of grant funding received as of March 31, 2010, the maximum amount of royalties payable by us is $12.8 million. We have not paid any such royalties through March 31, 2010.
     In July 2008, we entered into a discovery and development agreement with Affitech AS, or Affitech, to isolate and optimize fully human antibodies for our mannan-associated serine protease-2, or MASP-2, program. Under the terms of the agreement, Affitech applied its human antibody libraries and proprietary antibody discovery and screening technologies to generate fully human MASP-2 antibodies for us. In March 2010, we amended the antibody development agreement with Affitech. Under the terms of the amendment, Affitech released us from any future obligations to make royalty or milestone payments in exchange for $500,000. The agreement also stipulates that we can request certain optional services for a fee. The agreement may be terminated for cause by either party, or at any time by us by providing 30 day advance written notice to Affitech. For the three months ended March 31, 2010 and 2009, we recognized research and development expense under this agreement of $500,000 and $200,000, respectively.
     In September 2008, we entered into a technology option agreement with Patobios Limited, or Patobios, to evaluate and potentially acquire the intellectual property rights covering Patobios’ G protein-coupled receptor, or GPCR, technology. Under the terms of the agreement, as amended in November 2009, Patobios granted us an option to evaluate the technology over four option periods commencing September 2008 and continuing up to December 2010. In December

2009, we exercised our intent to extend the third option period from January 2010 to June 2010 at a cost to us of $542,000 CAD ($516,000 USD). For the three months ended March 31, 2010 and 2009, we recognized research and development expense under this agreement of $10,000 and $0, respectively. We may also extend the option period for one additional six-month period ending December 2010 at a cost of $500,000 CAD. Under the terms of the agreement, we have the exclusive option to acquire the intellectual property rights, including patents, covering Patobios’ GPCR technology at any time during any of the option periods for a total acquisition price of $10.8 million CAD in cash and stock. In addition, if we achieve the de-orphanization milestone, we will be required to pay Patobios a $500,000 CAD milestone payment that would be credited against the cash portion of the $10.8 million CAD purchase price. Also, following achievement of the de-orphanization milestone, we will be required to purchase the GPCR technology from Patobios for the $10.8 million CAD purchase price if, during the term of the agreement, the sum of the following items is at least equal to $5.1 million CAD: (a) the amount paid by us to Patobios from licenses granted by us to third parties for the development and commercialization of the de-orphanized GPCRs, (b) the amount of any government or non-profit funding received by us specifically allocated for the purchase of the GPCR technology and (c) the $500,000 CAD de-orphanization milestone payment. The agreement may be terminated for cause by either party, at any time by mutual consent of us and Patobios, or by us at any time prior to the achievement of the de-orphanization milestone.
     In October 2008, we entered into an antibody development agreement with North Coast Biologics LLC, or North Coast, to isolate and optimize antibodies for our MASP-2 program. Under the terms of the agreement, North Coast will apply its proprietary antibody discovery and screening technologies to generate MASP-2 antibodies for us. We recorded no research and development expense under this agreement during the three months ended March 31, 2010 and 2009, respectively. Under the agreement, we may be required to make additional payments to North Coast of up to $4.0 million upon the achievement of certain development events, such as initiation of clinical trials and the receipt of marketing approval for a drug product containing an antibody developed by North Coast. The agreement also provides us with an option to have North Coast generate antibodies for additional targets. If this option is exercised, we may be required to make additional payments to North Coast for rights to the technology and milestone payments of up to $4.1 million per selected target. In addition, we are obligated to pay North Coast a low single-digit percentage royalty on any of our net sales of drug products containing an antibody developed by North Coast under the agreement. The agreement may be terminated for cause by either party.
     In February 2009, we entered into a patent assignment agreement with an individual whereby we acquired all intellectual property rights, including patent applications, related to peroxisome proliferators activated receptor gamma agonists for the treatment and prevention of addictions to substances of abuse, as well as other compulsive behaviors. No payments were made related to the technology acquisition. Under the agreement, we may be required to make payments of up to $2.3 million to the individual upon achievement of certain development events, such as the initiation of clinical trials and receipt of marketing approval. In addition, we are obligated to pay a low single-digit percentage royalty on any net sales of drug products that are covered by any patents that issue from the acquired patent application.
     On March 3, 2010, we entered into a license agreement with Daiichi-Sankyo Company, Limited (successor-in-interest to Asubio Pharma Co., Ltd.), or Daiichi, pursuant to which we received an exclusive license to PDE7 inhibitors claimed in certain patents and pending patent applications owned by Daiichi for use in the treatment of movement disorders and other specified indications. Under the agreement, we agreed to make milestone payments to Daiichi of up to $23.5 million upon the achievement of certain events, such as successful completion of preclinical toxicology studies; dosing of human subjects in Phase 1, 2 and 3 clinical trials; receipt of marketing approval of a PDE7 inhibitor product; and reaching specified sales milestones. In addition, Daiichi is entitled to receive from us a low single-digit percentage royalty of any net sales of a PDE7 inhibitor licensed under the agreement by us and/or our sublicensee(s), provided that if the sales are made by a sublicensee, then the amount payable by us to Daiichi is capped at an amount equal to a low double-digit percentage of all royalty and specified milestone payments received by us from the sublicensee. For the three months ended March 31, 2010, we recognized research and development expense under this agreement of $25,000.
     On April 23, 2010, we entered into an Exclusive License Agreement with Helion Biotech ApS, or Helion, pursuant to which we received a royalty bearing, worldwide exclusive license in and to all of Helion’s intellectual property rights related to MASP-2 antibodies, polypeptides and methods in the field of inhibition of mannan-binding lectin-mediated activation of the complement system for the prevention, treatment or diagnosis of any disease or condition. Upon execution of the agreement, we made a one-time payment to Helion of $500,000 and agreed to make development and sales milestone payments to Helion of up to an additional $6.85 million upon the achievement of certain events, such as the filing of an Investigational New Drug application with the U.S. Food and Drug Administration; initiation of Phase 2 and 3 clinical trials; receipt of marketing approval; and reaching specified sales milestones. In addition, Helion is entitled to receive from us a low single-digit percentage royalty of any net sales of a MASP-2 inhibitor product that is covered by the patents licensed by us under the agreement.
Note 8 — Stock-Based Compensation
Stock Options
     In 2008, our board of directors adopted and the shareholders approved the 2008 Equity Incentive Plan, or 2008 Plan. The 2008 Plan provides for the grant of incentive and nonstatutory stock options, restricted stock, stock appreciation rights, performance units and performance shares to employees, directors and consultants and subsidiary corporations’ employees and consultants. 892,857 shares of common stock were initially reserved for issuance under the 2008 Plan. The 2008 Plan also allows any shares returned under our Amended and Restated 1998 Stock Option Plan, or 1998 Plan, as a result of cancellation of options or repurchase of shares issued pursuant to the 1998 Plan, to be issued under the 2008 Plan subject to a maximum limit of 3,084,848 shares. As of March 31, 2010 and December 31, 2009, a total of 340,272 and 321,528 shares, respectively, have been reserved under the 2008 Plan as a result of the cancellation of options or repurchase of shares under the 1998 Plan. In addition, the 2008 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year, beginning with the 2010 fiscal year, equal to the lesser of:
•	five percent of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year;

•	1,785,714 shares; and

•	such other amount as our board of directors may determine.
     On January 1, 2010, in accordance with the 2008 Plan annual increase provisions, the authorized shares in the 2008 Plan increased by 1,064,279.
     A summary of stock option activity and related information follows:

			Weighted-
			Average
	Shares		Exercise
	Available for	Options	Price per
	Grant	Outstanding	Share
Balance at December 31, 2009	1,013,256	2,847,549	$1.94
Authorized increase in 2008 Plan shares	1,083,023	—	—
Expired	(18,744)	—	—
Granted	(652,185)	652,185	6.07
Exercised	—	(30,612)	0.98
Cancelled	129,489	(129,489)	10.68

Balance at March 31, 2010	1,554,839	3,339,633	$2.42

     Compensation cost for stock options granted to employees is based on the grant-date fair value and is recognized over the vesting period of the applicable option on a straight-line basis. The estimated per share weighted-average fair value of stock options granted to employees during the three months ended March 31, 2010 was $4.16.
     As stock-based compensation expense is based on options ultimately expected to vest, the expense has been reduced for estimated forfeitures. The fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended
	March 31,
	2010	2009
Expected volatility	77%	71%
Expected term (in years)	6.08	6.08
Risk-free interest rate	2.77%	2.13%
Expected dividend yield	0%	0%

     Stock-Based Compensation Summary. Stock-based compensation expense includes amortization of deferred stock compensation and stock options granted to employees and non-employees’ and has been reported in our consolidated statements of operations as follows:

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)
Research and development	$176	$220
General and administrative	297	228

Total	$473	$448

     In connection with the non-employee options, we recognized expense of $19,000 and $57,000 for the three months ended March 31, 2010 and 2009, respectively.
Note 9 — Related-Party Transactions
     We conduct research using the services of one of our founders, Pamela Pierce Palmer, M.D., Ph.D. In 2007, we granted Dr. Palmer an option to purchase 20,408 shares of common stock and recognized $8,000 and $14,000 of non-cash compensation associated with this option for the three months ended March 31, 2010 and 2009, respectively.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” and “potential,” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding:
•	our ability to release the results from our ongoing Phase 3 clinical trials of OMS103HP during the second half of 2010;

•	our ability to market OMS103HP by 2011, at the earliest;

•	our expectations regarding the clinical benefits of our product candidates, including whether OMS103HP will be the first commercially available drug delivered directly to the surgical site to improve function following arthroscopic surgery;

•	our estimates regarding our future net losses, revenues, research and development expenses and general and administrative expenses;

•	our estimate regarding how long our existing cash, cash equivalents and short-term investments will be sufficient to fund our anticipated operating expenses, capital expenditures and note payments; and

•	our involvement in potential claims and legal proceedings, the expected course and costs of existing claims and legal proceedings, and the potential outcomes and effects of both existing and potential claims and legal proceedings on our business, prospects, financial condition and results of operations.
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
     Our other current PharmacoSurgery product candidates are OMS302, being developed for use during ophthalmological procedures, including cataract and other lens replacement surgery, and OMS201, being developed for use during urological surgery, including uroendoscopic procedures. We recently completed a Phase 1/Phase 2 clinical trial that evaluated the efficacy and safety of OMS302 added to standard irrigation solution and delivered to patients undergoing cataract surgery as well as a Phase 2 concentration-ranging clinical trial of the mydriatic API contained in OMS302 as a mydriasis induction agent. We are finalizing preparations to initiate a second Phase 2 clinical trial for OMS302 to assess the effect of the mydriatic API and the anti-inflammatory API in a full-factorial design. A Phase 1/Phase 2 clinical trial of OMS201 is underway in patients undergoing ureteroscopic removal of ureteral or renal stones.
     In addition to our PharmacoSurgery platform, we have a deep and diverse pipeline of additional product development programs targeting large market opportunities in inflammation and the CNS covered by a broad intellectual property portfolio. In our Addiction program, we are developing proprietary compositions that include peroxisome proliferator-activated receptor gamma, or PPARγ, agonists for the treatment and prevention of addiction to substances of abuse, which may include opioids, nicotine, alcohol and amphetamines, as well as other compulsive behaviors. The

National Institute on Drug Abuse has agreed to fund substantially all of the costs of a Phase 2 clinical study to evaluate a PPARγ agonist in the treatment of addiction to opioids. This Phase 2 clinical study will be conducted by researchers at the New York State Psychiatric Institute.
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
     We have incurred significant losses since our inception. As of March 31, 2010, our accumulated deficit was $125.0 million and total shareholders’ equity was $37.0 million. We recognized net losses of $6.7 million and $5.5 million for the three months ended March 31, 2010 and 2009, respectively. These losses have resulted principally from expenses incurred in connection with research and development activities, consisting primarily of preclinical studies, clinical trials and manufacturing services associated with our current product candidates. Compared to 2009, we expect our net losses in 2010 to increase as we continue to advance our clinical trials, expand our research and development efforts and add personnel as well as laboratory and office space for our anticipated growth.
Revenue
     We have recognized $5.2 million of revenue from inception (June 16, 1994) through March 31, 2010, consisting of grant funding from third parties. Other than grant funding, we do not expect to receive any revenue from our product candidates until we receive regulatory approval and commercialize the products or until we potentially enter into collaborative agreements with third parties for the development and commercialization of our product candidates. We continue to pursue government and private grant funding for our product candidates and research programs. If our development efforts for any of our product candidates result in clinical success and regulatory approval or collaboration agreements with third parties, we could generate revenue from those product candidates.
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
     Research and development expenses since inception to March 31, 2010 were $84.2 million. Our research and development expenses can be divided into clinical research and development and preclinical research and development activities. The following table illustrates our expenses associated with these activities:

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)
Clinical Research and Development
Salaries, benefits and related costs	$819	$922
Clinical Trials	357	552
Manufacturing services, consulting, laboratory supplies, and other costs	936	332
Other costs	278	284
Stock-based compensation	163	130

Total Clinical Research and Development Expenses	2,553	2,220
Preclinical Research and Development
Salaries, benefits and related costs	733	684
Research and preclinical studies, consulting, laboratory supplies, and other costs	1,283	660
Other costs	379	369
Stock-based compensation	134	89

Total Preclinical Research and Development Expenses	2,529	1,802

Total Research and Development Expenses	$5,082	$4,022

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
Stock-Based Compensation
     We account for stock-based compensation under applicable accounting standards, which requires that the measurement and recognition of compensation expense for all future share-based payments made to employees and directors be based on estimated fair values. We are using the straight-line method to allocate compensation cost to reporting periods over each optionee’s requisite service period, which is generally the vesting period. We estimate the fair value of our share-based awards to employees and directors using the Black-Scholes option-valuation model. The Black-Scholes model requires the input of subjective assumptions, including the expected stock price volatility, the calculation of expected term and the fair value of the underlying common stock on the date of grant, among other inputs.
     As stock-based compensation expense is based on options ultimately expected to vest, the expense has been reduced for estimated forfeitures. The fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions during the years ended:

	Three Months Ended
	March 31,
	2010	2009
Expected volatility	77%	71%
Expected term (in years)	6.08	6.08
Risk-free interest rate	2.77%	2.13%
Expected dividend yield	0%	0%
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
Preferred Stock Warrant Liability
     Prior to the completion of our initial public offering in October 2009, or IPO, warrants to purchase our convertible preferred stock were classified as liabilities and were recorded at fair value. At each reporting period, any change in fair value of the freestanding warrants was recorded as other expense or income. Such fair values were estimated using the Black-Scholes option-pricing model and an estimated term equal to each warrant’s contractual life. The preferred stock warrant liability was reclassified to equity upon the completion of our IPO with the conversion of all of the convertible preferred stock warrants to common stock warrants.
Fair Value Measurement of Financial Instruments
     Our financial assets and liabilities are measured at fair value, defined as the exchange price that would be received for an asset or paid to transfer a liability, an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. On January 1, 2009, we adopted the guidance related to nonfinancial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.
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
     We believe that the values assigned to our available-for-sale securities and mortgage backed securities as of March 31, 2010 and December 31, 2009 are fairly stated in accordance with GAAP and are based upon reasonable estimates and assumptions. In addition, we believe that the cost basis for our available-for-sale securities were recoverable in all material respects.
Results of Operations
Comparison of Three Months Ended March 31, 2010 and March 31, 2009
     Revenue. Revenue was $378,000 for the three months ended March 31, 2010 compared with $197,000 for the three months ended March 31, 2009. The increase was primarily due to our recognition of additional revenue in connection with grants from the National Institutes of Health, or NIH, and was partially offset by the completion of a research project that was funded by The Michael J. Fox Foundation, or the MJFF.
     Research and Development Expenses. Research and development expenses were $5.1 million for the three months ended March 31, 2010 compared with $4.0 million for the three months ended March 31, 2009. The $1.1 million increase was due primarily to higher contract service and consulting costs associated with several of our clinical and preclinical programs. This increase included a one-time payment to Affitech AS of $500,000 in exchange for Affitech’s agreement to release us from any future obligations to make royalty or milestone payments under our MASP-2 antibody development agreement.
     General and Administrative Expenses. General and administrative expenses were $1.7 million for the three months ended March 31, 2010 compared with $1.4 million for the three months ended March 31, 2009. The increase was primarily due to higher costs associated with being a public company and an increase in patent costs.
     Investment Income. Investment income was $17,000 for the three months ended March 31, 2010 compared with $81,000 for the three months ended March 31, 2009. The decrease was due primarily to lower market rates.
     Interest Expense. Interest expense was $452,000 for the three months ended March 31, 2010 compared with $590,000 for the three months ended March 31, 2009. The decrease was primarily due to lower interest paid on our notes payable to BlueCrest Venture Finance Master Fund Limited, or BlueCrest, due to a lower principal balance.
     Other Income (Expense). Other income was $199,000 for the three months ended March 31, 2010 compared with $262,000 for the three months ended March 31, 2009. The decrease was primarily due to reduced non-cash income from the change in fair value of warrants compared to the first quarter in 2009. Upon completion of our IPO in October 2009, all of our preferred stock warrants were converted into common stock warrants, resulting in the reclassification of the preferred stock warrant liability to equity and no further requirement for us to record the change in fair value of the warrants.
Liquidity and Capital Resources
     Since inception, we have financed our operations primarily through the private placement of equity securities for proceeds totaling $77.4 million and through a debt facility with loan proceeds totaling $17.0 million. In October 2009, we completed our IPO and issued and sold a total of 6,820,000 shares of common stock for aggregate net proceeds of $61.8 million. The proceeds have been used to fund our operations.
     As of March 31, 2010, we had $51.1 million in cash, cash equivalents and short-term investments. Our cash, cash equivalents and short-term investment balances are held in a variety of interest-bearing instruments, including money market accounts, mortgage-backed securities issued by or fully collateralized by U.S. government or U.S. government-sponsored entities. Cash in excess of immediate requirements is invested in accordance with established guidelines to preserve principal and maintain liquidity.
     Operating activities. Net cash used in operating activities of $7.6 million for the three months ended March 31, 2010 was primarily due to the net loss for the period of $6.7 million and changes in operating assets and liabilities of $1.6 million, offset in part by $473,000 of non-cash stock-based compensation. Net cash used in operating activities of $4.7 million for the three months ended March 31, 2009 was primarily due to the net loss of $5.5 million, offset in part by $448,000 of non-cash stock-based compensation expense and $183,000 from changes in operating assets and liabilities.
     Investing activities. Net cash provided by investing activities was $8.9 million for the three months ended March 31, 2010 primarily due to the proceeds from the sale of investments during the period. Net cash provided by investing activities was $415,000 for the three months ended March 31, 2009 primarily due to the sale and maturities of investments in the amount of $423,000 during the period.
     Financing activities. Net cash used in financing activities was $1.3 million for the three months ended March 31, 2010 primarily as a result of principal payments due under our notes payable to BlueCrest. Net cash provided by financing activities was $1.5 million for the three months ended March 31, 2009 primarily due to the proceeds from issuance of convertible preferred stock to The Stanley Medical Research Institute, or SMRI.
     As of March 31, 2010, the balance of notes payable is $11.5 million, consisting primarily of notes payable to BlueCrest. We have classified $6.4 million of the $11.5 million balance of notes payable to BlueCrest as a long-term liability. We cannot borrow any additional amounts under the BlueCrest agreement. Interest on amounts borrowed under the loan agreement accrues at an annual rate of 12.5%. Payments due under each tranche were interest only for the first three months, and are interest and principal thereafter for 36 months. Under the loan agreement, we must comply with affirmative and negative covenants and, if any event, condition or change occurs that has a material adverse effect (as defined in the agreement), BlueCrest may require immediate repayment of all loan amounts then currently outstanding. We have no indication that we are in default of the material adverse effect clause, and no scheduled loan payments have been accelerated as a result of this provision. We are using the proceeds of the loan for working capital, capital expenditures and general corporate purposes. Our obligations under the loan agreement are collateralized by substantially all of our assets, other than intellectual property. We may prepay the outstanding principal amount of all loans then outstanding in whole, but not in part, by providing 30 days written notice. However, a prepayment premium of 2.0% applies if the prepayment is made within 18 months after the borrowing date of the applicable tranche. If a prepayment is made more than 18 months after the date of the applicable tranche, then the prepayment premium is reduced to 1.0%. In connection with the loan and security agreement, we incurred debt issuance costs of $122,000.
     As a condition to BlueCrest making the initial $5.0 million loan, we agreed to pay a success fee to BlueCrest in an amount up to $400,000 prorated based on amounts borrowed should certain exit events, such as an initial public offering, occur prior to September 12, 2018. Following the completion of our initial public offering in October 2009, we paid BlueCrest a success fee in the amount of $340,000. We have no further obligations to pay a success fee to BlueCrest.
     In connection with the execution of the loan and security agreement, we issued a warrant to BlueCrest to purchase 25,213 shares of our common stock at an exercise price of $13.48 per share. This warrant expired upon the closing of our initial public offering in October 2009 without being exercised.
     In December 2006, we entered into a funding agreement with SMRI to develop a proprietary product candidate that inhibits PDE10 for the treatment of schizophrenia. Under the agreement, we may receive grant and equity funding upon achievement of product development milestones through Phase I clinical trials totaling $9.0 million, subject to our mutual agreement with SMRI. As of March 31, 2010, we had received $5.7 million from SMRI, $1.8 million of which was recorded as revenue, $3.2 was recorded as equity funding and $607,000 remains in deferred revenue.

Funding Requirements
     We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our anticipated operating expenses, capital expenditures and note payments for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and to the extent that we may or may not enter into collaborations with third parties to participate in development and commercialization, we are unable to estimate the amounts of increased capital requirements and operating expenditures required in the future. Our future operating and capital requirements will depend on many factors, including:
•	the progress and results of our clinical trials for OMS103HP, OMS302, OMS201 and our Addiction program;

•	costs related to manufacturing services;

•	whether the hiring of a number of new employees to support our continued growth during this period will occur at salary levels consistent with our estimates;

•	the scope, rate of progress, results and costs of our preclinical testing, clinical trials and other research and development activities for additional product candidates;

•	the terms and timing of payments of any collaborative or licensing agreements that we have or may establish, including pursuant to our agreements with Daiichi-Sankyo Company, Limited and North Coast Biologics;

•	market acceptance of our approved products;

•	the cost, timing and outcomes of the regulatory processes for our product candidates;

•	the costs of commercialization activities, including product manufacturing, marketing, sales and distribution;

•	the number and characteristics of product candidates that we pursue;

•	the cost of establishing clinical and commercial supplies of our product candidates;

•	the cost of preparing, filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions other than our right to acquire assets for our GPCR program from Patobios Limited for $10.8 million CAD in cash and stock;

•	whether we receive grant funding for our programs; and

•	our degree of success in commercializing OMS103HP and other product candidates.
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
Contractual Obligations and Commitments
     There have been no significant changes during the three months ended March 31, 2010 to the items that we disclosed as our contractual obligations and commitments in our Form 10-K for the year ended December 31, 2009.
Off-Balance Sheet Arrangements
     Since our inception, we have not engaged in any off-balance sheet arrangements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our exposure to market risk is primarily confined to our investment securities and notes payable. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality. As of March 31, 2010, we had cash, cash equivalents and short-term investments of $51.1 million. We have invested these funds in highly liquid, investment-grade securities in accordance with our investment policy. The securities in our investment portfolio are not leveraged and are classified as available for sale. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates. While our investment portfolio includes mortgage-backed securities, we do not hold sub-prime mortgages. Our investments in mortgage-backed securities are issued by, or fully collateralized by, the U.S. government or U.S. government-sponsored entities.
     We are exposed to potential loss due to changes in interest rates. Our principal interest rate exposure is to changes in U.S. interest rates related to our investment securities. To estimate the potential loss due to changes in interest rates, we performed a sensitivity analysis using the instantaneous adverse change in interest rates of 100 basis points across the yield curve. On this basis, we estimate the potential loss in fair value that would result from a hypothetical 1% (100 basis points) increase in interest rates to be approximately $9,000 as of March 31, 2010.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2010. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
     In addition to OMS103HP, our success will depend on the successful commercialization of one or both of two additional PharmacoSurgery product candidates, OMS302 and OMS201. We are finalizing preparations to initiate a second Phase 2 clinical trial for OMS302 to assess the effect of the mydriatic API and the anti-inflammatory API in a full-factorial design. We are also conducting a Phase 1/Phase 2 clinical trial evaluating the efficacy, safety and systemic absorption of OMS201 when used during ureteroscopy for removal of ureteral or renal stones. We have incurred and will continue to incur significant costs relating to the clinical development and commercialization of these PharmacoSurgery product candidates. We have not obtained regulatory approval to market these product candidates for any indication in any jurisdiction and we may never be able to obtain approval or, if approvals are obtained, to commercialize these product candidates successfully. If OMS302 and OMS201 do not receive regulatory approval, or if they are not successfully commercialized, we may not be able to generate revenue, become profitable, fund the development of our other product candidates or our preclinical programs or continue our operations.
     We do not know whether our planned and current clinical trials for OMS302 and OMS201 will be completed on schedule, if at all. In addition, we do not know whether any of our clinical trials will be successful or result in approval of either product for marketing.
We have a history of operating losses and we may not achieve or maintain profitability.
     We have not been profitable and have generated substantial operating losses since we were incorporated in June 1994. We had net losses of approximately $6.7 million and $5.5 million for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, we had an accumulated deficit of approximately $125.0 million. We expect to incur additional losses for at least the next several years and cannot be certain that we will ever achieve profitability. As a result, our business is subject to all of the risks inherent in the development of a new business enterprise, such as the risks that we may be unable to obtain additional capital needed to support the preclinical and clinical expenses of development and commercialization of our product candidates, to develop a market for our potential products, to successfully transition from a company with a research and development focus to a company capable of commercializing our product candidates and to attract and retain qualified management as well as technical and scientific staff.
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
     Our product candidates cannot be marketed in the United States without FDA approval, and can only be marketed for the indications, if any, for which they may be approved. The FDA has not approved any of our product candidates for sale in the United States. All of our product candidates are in development, and will have to be approved by the FDA before they can be marketed in the United States. Obtaining FDA approval requires substantial time, effort, and financial resources, and may be subject to both expected and unforeseen delays, and there can be no assurance that any approval will be granted on a timely basis, if at all.
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
     Should we decide to use active ingredients in any of our product candidates that are proprietary to one or more third parties, we would need to obtain licenses to those active ingredients from those third parties. For example, we intend to use proprietary active ingredients that we have exclusively licensed from Daiichi-Sankyo Company, Limited for our PDE7 program and we may use proprietary active ingredients in some of our future GPCR product candidates. We do not have licenses to any of the proprietary active ingredients we may elect to use in these potential future GPCR product candidates. If we are unable to access rights to these active ingredients prior to preclinical toxicology studies intended to support clinical trials, we may need to develop alternate product candidates from these programs by either accessing or developing alternate active ingredients, resulting in increased development costs and delays in commercialization of these product candidates. If we are unable to access rights to the desired active ingredients on commercially reasonable terms or develop suitable alternate active ingredients, we may not be able to commercialize product candidates from these programs.
Our ability to pursue the development and commercialization of product candidates from our MASP-2 program depends on the continuation of licenses from third parties.
     Our MASP-2 program is based in part on intellectual property rights that we licensed on a worldwide exclusive basis from the University of Leicester, the UK Medical Research Council, or MRC, and Helion Biotech, ApS, or Helion. The continued maintenance of these agreements requires us to undertake development activities and, if regulatory approval for marketing is obtained, to pay royalties to each of these organizations upon commercialization of a MASP-2 product candidate. In addition, we are obligated to pay Helion up to $6.85 million upon the achievement of certain events related to a MASP-2 product candidate, such as the filing of an Investigational New Drug application with the FDA, initiation of clinical trials, receipt of marketing approval and reaching specified sales milestones. Our ability to continue development and commercialization of product candidates from our MASP-2 program depends on our maintaining these exclusive licenses, which cannot be assured.

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
     As a public company we incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will continue to incur costs associated with corporate governance requirements, including first-year compliance under the Sarbanes-Oxley Act, as well as rules implemented by the SEC and the NASDAQ Stock Market. These rules and regulations have increased our legal and financial compliance costs and made some activities more time-consuming and costly. We also expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage than used to be available. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.
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
     If our competitors market products that are less expensive, safer or more effective than our future products developed from our product candidates, that reach the market before our product candidates, or that otherwise negatively affect the market, we may not achieve commercial success. For example, we are developing PDE10 inhibitors to identify a product candidate for use in the treatment of schizophrenia and other psychotic disorders. Other pharmaceutical companies, many with significantly greater resources than we have, are also developing PDE10 inhibitors for the treatment of schizophrenia and other psychotic disorders and these companies may be further along in development. The failure of a PDE10 inhibitor product candidate from any of our competitors to demonstrate safety or efficacy in clinical trials may negatively reflect on the ability of our PDE10 inhibitor product candidates under development to demonstrate safety and efficacy. In addition, we believe that other companies are attempting to de-orphanize orphan GPCRs. If any of these companies are able to de-orphanize an orphan GPCR before we do, we may be unable to establish an exclusive or commercially valuable intellectual property position around that orphan GPCR. Further, the failure of any future products developed from our product candidates to effectively compete with products marketed by our competitors would impair our ability to generate revenue, which would have a material adverse effect on our future business, financial condition and results of operations.
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
     Approximately 14.5 million shares of our common stock became available for sale by our shareholders upon the expiration of lock-up agreements in April 2010. If these shareholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. In addition, approximately 5.1 million shares of common stock that are either subject to outstanding warrants or subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
ITEM 6. EXHIBITS

Exhibit
Number	Description

10.1†	License Agreement between the registrant and Daiichi-Sankyo Company, Limited (successor-in-interest to Asubio Pharma Co., Ltd.) entered into on March 3, 2010.

10.2*	First Amendment to Agreement for Antibody Discovery and Development between the registrant and Affitech AS dated March 30, 2010.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been requested for portions of this exhibit. These portions are omitted from this Quarterly Report on Form 10-Q and have been filed separately with the Securities and Exchange Commission.

*	Incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 30, 2010 (File No. 001-34475).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEROS CORPORATION
Date: May 12, 2010	/s/ Gregory A. Demopulos
Gregory A. Demopulos, M.D.
President, Chief Executive Officer and Chairman of the Board of Directors

INDEX OF EXHIBITS

Exhibit
Number	Description

10.1†	License Agreement between the registrant and Daiichi-Sankyo Company, Limited (successor-in-interest to Asubio Pharma Co., Ltd.) entered into on March 3, 2010.

10.2*	First Amendment to Agreement for Antibody Discovery and Development between the registrant and Affitech AS dated March 30, 2010.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been requested for portions of this exhibit. These portions are omitted from this Quarterly Report on Form 10-Q and have been filed separately with the Securities and Exchange Commission.

*	Incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 30, 2010 (File No. 001-34475).