Form 10-Q
period 2010-06-30
OMEROS CORP
filed 2010-08-10
CIK 1285819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-34475
OMEROS CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1663741
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1420 Fifth Avenue, Suite 2600
Seattle, Washington	98101
(Address of principal executive offices)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 6, 2010, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 21,487,480.

OMEROS CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2010
INDEX

Page
Part I — Financial Information
Item 1. Financial Statements	3
Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	3
Consolidated Statements of Operations for the Six Months Ended June 30, 2010 and 2009 and for the period from June 16, 1994 (inception) through June 30, 2010	4
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 and for the period from June 16, 1994 (inception) through June 30, 2010	5
Notes to the Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	25
Part II — Other Information
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 6. Exhibits	45
Signatures	46
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
OMEROS CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,873	$820
Short-term investments	39,010	59,485
Grant and other receivables	935	248
Prepaid expenses and other current assets	214	111

Total current assets	43,032	60,664
Property and equipment, net	1,498	1,086
Restricted cash	193	193
Other assets	63	119

Total assets	$44,786	$62,062

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,100	$2,620
Accrued expenses	3,267	2,837
Deferred revenue	478	702
Current portion of notes payable	5,269	4,931

Total current liabilities	10,114	11,090
Notes payable, less current portion	4,874	7,827
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01 per share: authorized shares – 20,000,000; issued and outstanding – none	—	—
Common stock, par value $0.01 per share:
Authorized shares — 150,000,000 at June 30, 2010 (unaudited) and December 31, 2009;
Issued and outstanding shares—21,434,491 and 21,285,577 at June 30, 2010 (unaudited) and December 31, 2009, respectively	214	213
Additional paid-in capital	162,385	161,227
Accumulated other comprehensive income	—	41
Deficit accumulated during the development stage	(132,801)	(118,336)

Total shareholders’ equity	29,798	43,145

Total liabilities and shareholders’ equity	$44,786	$62,062

See notes to consolidated financial statements

OMEROS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(unaudited)

					Period from
					June 16,
					1994
					(Inception)
	Three Months Ended		Six Months Ended		through
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010
Grant revenue	$497	$371	$875	$568	$5,712
Operating expenses:
Research and development	6,120	4,577	11,202	8,599	90,365
Acquired in-process research and development	—	—	—	—	10,891
General and administrative	2,011	1,475	3,732	2,885	41,488

Total operating expenses	8,131	6,052	14,934	11,484	142,744

Loss from operations	(7,634)	(5,681)	(14,059)	(10,916)	(137,032)
Investment income	21	61	38	142	5,415
Interest expense	(409)	(575)	(861)	(1,165)	(3,692)
Other income, net	218	86	417	348	2,508

Net loss	$(7,804)	$(6,109)	$(14,465)	$(11,591)	$(132,801)

Basic and diluted net loss per common share	$(0.36)	$(2.09)	$(0.68)	$(3.96)

Weighted-average shares used to compute basic and diluted net loss per common share	21,381,216	2,929,690	21,337,556	2,929,397

See notes to consolidated financial statements

OMEROS CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

			Period from
			June 16, 1994
			(Inception)
	Six Months Ended		through
	June 30,		June 30,
	2010	2009	2010
Operating activities
Net loss	$(14,465)	$(11,591)	$(132,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	261	245	2,263
Stock-based compensation expense	1,000	939	12,652
Change in fair value of preferred stock warrant values and success fee liability	—	55	(253)
Non-cash interest expense	82	125	390
Realized loss on sale of investment securities	33	8	275
Write-off of deferred public offering costs	—	—	1,948
Acquired in-process research and development	—	—	10,891
Changes in operating assets and liabilities, net of nura acquisition in 2006:
Grant and other receivables	(687)	(363)	365
Prepaid expenses and other current and noncurrent assets	(68)	80	(198)
Deferred public offering costs	—	(557)	(1,948)
Accounts payable and accrued expenses	(1,158)	30	3,707
Deferred revenue	(224)	1,037	(822)

Net cash used in operating activities	(15,226)	(9,992)	(103,531)

Investing activities
Purchases of property and equipment	(605)	(51)	(2,677)
Purchases of investments	(5)	(3,200)	(148,109)
Proceeds from the sale of investments	20,117	950	63,833
Proceeds from the maturities of investments	323	573	45,026
Cash paid for acquisition of nura, net of cash acquired of $87	—	—	(212)

Net cash provided by (used in) investing activities	19,830	(1,728)	(42,139)

Financing activities
Proceeds from issuance of common stock upon initial public offering, net of offering costs of $6,388			61,812
Proceeds from borrowings under note payable, net of loan origination costs	—	—	16,928
Payments on notes payable	(2,710)	(1,581)	(9,286)
Proceeds from issuance of common stock upon exercise of stock options	159	10	829
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	1,851	78,234
Other, net	—	(3)	26

Net cash (used in) provided by financing activities	(2,551)	277	148,543

Net (decrease) increase in cash and cash equivalents	2,053	(11,443)	2,873
Cash and cash equivalents at beginning of period	820	12,726	—

Cash and cash equivalents at end of period	$2,873	$1,283	$2,873

Supplemental cash flow information
Cash paid for interest	$746	$1,041	$3,209

Preferred stock and common stock issued in connection with nura acquisition	$—	$—	$14,070

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
     Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009, includes all adjustments, which include only normal recurring adjustments, necessary to present fairly our interim financial information. The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.
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
     In March 2010, the FASB issued new guidance for recognizing revenue under the milestone method. This new guidance allows an entity to make a policy election to recognize a substantive milestone in its entirety in the period in which the milestone is achieved. The new guidance also requires an entity that makes this policy election to disclose the following: (a) a description of the overall arrangement, (b) a description of each milestone and related contingent consideration, (c) a determination of whether each milestone is considered substantive, (d) the factors considered in determining whether the milestone is substantive and (e) the amount of consideration recognized during the period for milestones. We expect to adopt this guidance on January 1, 2011 and to apply it prospectively for revenue arrangements entered into or materially modified after the date of adoption
     The impact of the above guidance will be dependent on the terms and structure of revenue generating contracts negotiated in the future.
Note 2 — Net Loss Per Common Share
     Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is computed by dividing the net loss applicable to common shareholders by the weighted-average number of unrestricted common shares and dilutive common share equivalents outstanding for the period, determined using the treasury-stock method and the as if-converted method.
     The basic and diluted net loss per common share amounts for the three and six months ended June 30, 2010 and 2009 were computed based on the shares of common stock outstanding during the respective periods. The net loss per share for the three and six months ended June 30, 2010 includes the full effect of the 6,820,000 common shares issued in our initial public offering in the fourth quarter of 2009 and the conversion of our convertible preferred stock into 11,514,508 shares of common stock upon completion of the offering. As a result of the issuance of these common shares during the fourth quarter of 2009, there is a lack of comparability in the basic and diluted net loss per share amounts for the three and six months ended June 30, 2010 and 2009. The following table presents the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Historical
Numerator:
Net loss	$(7,804)	$(6,109)	$(14,465)	$(11,591)

Denominator:
Weighted-average common shares outstanding	21,381,216	2,953,074	21,337,556	2,953,494
Less: Weighted-average unvested common shares subject to repurchase	—	(23,384)	—	(24,097)

Denominator for basic and diluted net loss per common share	21,381,216	2,929,690	21,337,556	2,929,397

Basic and diluted net loss per common share	$(0.36)	$(2.09)	$(0.68)	$(3.96)

     Historical outstanding dilutive securities not included in diluted loss per common share calculation:

	June 30,
	2010	2009
Convertible preferred stock	—	11,514,506
Outstanding options to purchase common stock	3,560,260	2,819,594
Warrants to purchase common stock and convertible preferred stock	209,017	234,230
Common stock subject to repurchase	—	23,385

Total	3,769,277	14,591,715

Note 3 — Cash, Cash Equivalents and Investments
     As of December 31, 2009, our investment portfolio was made up of cash and cash equivalents and mortgage-backed, adjustable-rate securities issued by, or fully collateralized by, the U.S. government or U.S. government-sponsored entities. In May 2010 we sold the mortgage-backed securities and invested the proceeds in cash and cash equivalent funds. All investments are classified as short-term and available-for-sale on the accompanying balance sheets.
     We owned zero and two securities with unrealized loss positions as of June 30, 2010 and December 31, 2009, respectively. The two securities with the unrealized loss positions as of December 31, 2009 were immaterial and were not other-than-temporarily impaired. We assessed the fundamentals of these securities to identify their individual sources of risk and potential for other-than-temporary impairment. The assessment included a review of performance indicators of the underlying assets in the security, loan-to-collateral value ratios, third-party guarantees, vintage, geographic concentration, industry analyst reports, sector credit ratings, volatility of the security’s fair value, current market liquidity, reset indices, prepayment levels, credit rating downgrades and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment.
     The composition of our investment income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(in thousands)
Gross interest income	$48	$63	$71	$150
Gross realized gains on investments	3	—	3	—
Gross realized losses on investments	(30)	(2)	(36)	(8)

Total investment income	$21	$61	$38	$142

Realized gains and losses on sales of investments are calculated based on the specific identification method and related primarily to the sale of mortgage-backed securities.
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
     In May 2010 we sold our remaining mortgage-backed securities and invested the proceeds in cash and cash-equivalent funds. This sale represented a transfer of the $3.0 million in Level 2 investments on hand at December 31, 2009 to Level 1 investments as of June 30, 2010. Our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis is as follows:

	June 30, 2010
	Level 1	Level 2	Level 3	Total
		(in thousands)
Assets:
Money market funds	$3,066	$—	$—	$3,066
Money market funds classified as short term investments	39,010	—	—	39,010

Total	$42,076	$—	$—	$42,076

	December 31, 2009
	Level 1	Level 2	Level 3	Total
		(in thousands)
Assets:
Money market funds	$57,073	$—	$—	$57,073
Mortgage-backed securities	—	2,979	—	2,979

Total	$57,073	$2,979	$—	$60,052

     Cash of $446,000 is excluded in our fair value hierarchy disclosure as of December 31, 2009. Additionally, the fair value hierarchy disclosure includes restricted cash of $193,000 as of June 30, 2010 and December 31, 2009. Unrealized gains and losses of $0 and $41,000 as of June 30, 2010 and December 31, 2009, respectively, are associated with our short-term investments and are included in accumulated other comprehensive income in the accompanying balance sheets.

Note 5 — Certain Balance Sheet Accounts
     Accrued Expenses
     Accrued expenses consisted of the following:

	June 30,	December 31,
	2010	2009
	(in thousands)
Clinical trials	$1,850	$1,868
Contract preclinical research	111	60
Employee compensation	620	324
Other accruals	686	585

Accrued expenses	$3,267	$2,837

     Comprehensive Loss
     Comprehensive loss is comprised of net loss and certain changes in equity that are excluded from net loss. Our only component of comprehensive loss is unrealized gains (losses) on available-for-sale securities. There were no unrealized gains (losses) as of June 30, 2010 as we sold the underlying available-for-sale securities during May 2010. The components of comprehensive loss are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(in thousands)
Net loss	$(7,804)	$(6,109)	$(14,465)	$(11,591)
Unrealized gain on available-for-sale securities	—	63	—	155

Comprehensive loss	$(7,804)	$(6,046)	$(14,465)	$(11,436)

Note 6 —Revenue
     We have received Small Business Innovative Research, or SBIR, grants from the National Institutes of Health totaling $3.9 million and $3.2 million through June 30, 2010 and December 31, 2009, respectively. The purpose of the grants is to support the research and development of our product candidates. For the three months ended June 30, 2010 and 2009 and for the six months ended June 30, 2010 and 2009, we recorded revenue related to these grants of $327,000, $102,000, $610,000 and $123,000, respectively. As of June 30, 2010, $804,000 of funding remained under these grants.
     In December 2006, we entered into a funding agreement with The Stanley Medical Research Institute, or SMRI, to develop a proprietary PDE10 inhibitor product candidate for the treatment of schizophrenia. The funding is expected to advance our PDE10 program though the completion of Phase 1 clinical trials. Under the agreement, we may receive grant and equity funding of up to $9.0 million upon achievement of research milestones. We hold the exclusive rights to the technology. In consideration for SMRI’s grant funding, we may become obligated to pay SMRI royalties based on net income, as defined under the agreement, from commercial sales of a PDE10 inhibitor product, not to exceed a set multiple of total grant funding received. If a PDE10 inhibitor product candidate does not reach commercialization, we are not required to repay the grant funds. As of June 30, 2010 and December 31, 2009, we have received a total of $5.7 million from SMRI. As of June 30, 2010, amounts included in the accompanying balance sheet pertaining to this agreement included $478,000 in deferred revenue and $3.2 million from the sale of 255,103 shares of Series E convertible preferred stock, which were recorded at their estimated fair value and subsequently converted to common stock upon the completion of the initial public offering. For the three months ended June 30, 2010 and 2009 and for the six months ended June 30, 2010 and 2009, we recognized revenue under this agreement of $129,000, $135,000, $224,000 and $231,000, respectively.
     In May 2010, we entered into an agreement with The Michael J. Fox Foundation, or MJFF, to provide funding for a study of PDE7 inhibitors for the treatment of Parkinson’s disease. The agreement is for a six-month period and provides funding of actual costs incurred up to a total of $76,000. In consideration of MJFF’s grant funding, MJFF will receive access to the study data results, subject to certain restrictions on data sharing. We hold and will continue to hold the exclusive rights to the technology and have no future obligation to MJFF for royalties or other monetary consideration resulting from the ongoing development of the technology. The funds are being been recognized as revenue as the related expenses have been incurred. For the three months and six months ended June 30, 2010, we recognized revenue of $41,000. Revenue of $464,000 was recognized under a separate agreement with MJFF during 2009.
Note 7 — Commitments and Contingencies
     In connection with the funding agreement with SMRI, beginning the first calendar year after commercial sales of a schizophrenia product, if and when a product is commercialized, we may become obligated to pay royalties based on net income, as defined in the agreement, not to exceed a set multiple of total grant funding received. Based on the amount of grant funding received as of June 30, 2010, the maximum amount of royalties payable by us is $12.8 million. We have not paid any such royalties through June 30, 2010.
     In July 2008, we entered into a discovery and development agreement with Affitech AS, or Affitech, to isolate and optimize fully human antibodies for our mannan-associated serine protease-2, or MASP-2, program. Under the terms of the agreement, Affitech applied its human antibody libraries and proprietary antibody discovery and screening technologies to generate fully human MASP-2 antibodies for us. In March 2010, we amended the antibody development agreement with Affitech. Under the terms of the amendment, Affitech released us from any future obligations to make royalty or milestone payments in exchange for $500,000. The agreement also stipulates that we can request certain optional services for a fee. The agreement may be terminated for cause by either party, or at any time by us by providing 30 day advance written notice to Affitech. For the three months ended June 30, 2010 and 2009 and for the six months ended June 30, 2010 and 2009, we recognized research and development expense under this agreement of $0, $0, $500,000 and $200,000, respectively.
     In September 2008, we entered into a technology option agreement with Patobios Limited, or Patobios, to evaluate and potentially acquire the intellectual property rights covering Patobios’ G protein-coupled receptor, or GPCR, technology. Under the terms of the agreement, as amended in November 2009, Patobios granted us an option to evaluate the technology over four option periods commencing September 2008 and continuing up to December 2010. In December 2009, we exercised our right to extend the third option period from January 2010 to June 2010 at a cost to us of $542,000 CAD ($516,000 USD). In June 2010, we exercised our right to extend the fourth option period from July 2010 to December 2010 at a cost to us of $500,000 CAD ($487,000 USD). For the three months ended June 30, 2010 and 2009 and for the six months ended June 30, 2010 and 2009, we recognized research and development expense under this agreement of $487,000, $471,000, $497,000 and $471,000, respectively. Under the terms of the agreement, we have the exclusive option to acquire the intellectual property rights, including patents, covering Patobios’ GPCR technology at any time during any of the option periods for a total acquisition price of $10.8 million CAD in cash and stock. In addition, if we achieve the de-orphanization milestone, we will be required to pay Patobios a $500,000 CAD milestone payment that would be credited against the cash portion of the $10.8 million CAD purchase price. Also, following achievement of the de-orphanization milestone, we will be required to purchase the GPCR technology from Patobios for the $10.8 million CAD purchase price if, during the term of the agreement, the sum of the following items is at least equal to $5.1 million CAD: (a) the amount paid by us to Patobios from licenses granted by us to third parties for the development and commercialization of the de-orphanized GPCRs, (b) the amount of any government or non-profit funding received by us specifically allocated for the purchase of the GPCR technology and (c) the $500,000 CAD de-orphanization milestone payment. In June 2010, we successfully identified compounds that interact with, and modulate signaling of, three orphan G protein-coupled receptors linked to cancer, metabolic disorders and appetite control; however, this success has not triggered the de-orphanization milestone as defined in the agreement. The agreement may be terminated for cause by either party, at any time by mutual consent of us and Patobios, or by us at any time prior to the achievement of the de-orphanization milestone.
     In October 2008, we entered into an antibody development agreement with North Coast Biologics LLC, or North Coast, to isolate and optimize antibodies for our MASP-2 program. Under the terms of the agreement, North Coast will apply its proprietary antibody discovery and screening technologies to generate MASP-2 antibodies for us. We recorded no research and development expense under this agreement during the three months ended June 30, 2010 and 2009 and the six months ended June 30, 2010 and 2009, respectively. Under the agreement, we may be required to make additional payments to North Coast of up to $4.0 million upon the achievement of certain development events, such as initiation of clinical trials and the receipt of marketing approval for a drug product containing an antibody developed by North Coast.

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
     On March 3, 2010, we entered into a license agreement with Daiichi-Sankyo Company, Limited (successor-in-interest to Asubio Pharma Co., Ltd.), or Daiichi, pursuant to which we received an exclusive license to PDE7 inhibitors claimed in certain patents and pending patent applications owned by Daiichi for use in the treatment of movement disorders and other specified indications. Under the agreement, we agreed to make milestone payments to Daiichi of up to $23.5 million upon the achievement of certain events, such as successful completion of preclinical toxicology studies; dosing of human subjects in Phase 1, 2 and 3 clinical trials; receipt of marketing approval of a PDE7 inhibitor product; and reaching specified sales milestones. In addition, Daiichi is entitled to receive from us a low single-digit percentage royalty of any net sales of a PDE7 inhibitor licensed under the agreement by us and/or our sublicensee(s), provided that if the sales are made by a sublicensee, then the amount payable by us to Daiichi is capped at an amount equal to a low double-digit percentage of all royalty and specified milestone payments received by us from the sublicensee. For the three and six months ended June 30, 2010, we recognized research and development expense under this agreement of $0 and $25,000.
     On April 23, 2010, we entered into an Exclusive License Agreement with Helion Biotech ApS, or Helion, pursuant to which we received a royalty bearing, worldwide exclusive license in and to all of Helion’s intellectual property rights related to MASP-2 antibodies, polypeptides and methods in the field of inhibition of mannan-binding lectin-mediated activation of the complement system for the prevention, treatment or diagnosis of any disease or condition. Upon execution of the agreement, we made a one-time payment to Helion of $500,000 and agreed to make development and sales milestone payments to Helion of up to an additional $6.85 million upon the achievement of certain events, such as the filing of an Investigational New Drug application with the U.S. Food and Drug Administration; initiation of Phase 2 and 3 clinical trials; receipt of marketing approval; and reaching specified sales milestones. In addition, Helion is entitled to receive from us a low single-digit percentage royalty of any net sales of a MASP-2 inhibitor product that is covered by the patents licensed by us under the agreement. For the three and six months ended June 30, 2010, we recognized research and development expense under this agreement of $519,000 and $529,000, respectively.
Note 8 — Stock-Based Compensation
     Stock Options
     In 2008, our board of directors adopted and the shareholders approved the 2008 Equity Incentive Plan, or 2008 Plan. The 2008 Plan provides for the grant of incentive and nonstatutory stock options, restricted stock, stock appreciation rights, performance units and performance shares to employees, directors and consultants and subsidiary corporations’ employees and consultants. 892,857 shares of common stock were initially reserved for issuance under the 2008 Plan. The 2008 Plan also allows any shares returned under our Amended and Restated 1998 Stock Option Plan, or 1998 Plan, as a result of cancellation of options or repurchase of shares issued pursuant to the 1998 Plan, to be issued under the 2008 Plan subject to a maximum limit of 3,084,848 shares. As of June 30, 2010 and December 31, 2009, a total of 352,323 and 321,528 shares, respectively, have been reserved under the 2008 Plan as a result of the cancellation of options or repurchase of shares under the 1998 Plan. In addition, the 2008 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year, beginning with the 2010 fiscal year, equal to the lesser of:
•	five percent of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year;

•	1,785,714 shares; and

•	such other amount as our board of directors may determine.
     On January 1, 2010, in accordance with the 2008 Plan annual increase provisions, the authorized shares in the 2008 Plan increased by 1,064,279.
     A summary of stock option activity and related information follows:

			Weighted-
			Average
	Shares		Exercise
	Available for	Options	Price per
	Grant	Outstanding	Share
Balance at December 31, 2009	1,013,256	2,847,549	$1.94
Authorized increase in 2008 Plan shares	1,095,074	—	—
Expired	(30,795)	—	—
Granted	(1,018,185)	1,018,185	6.15
Exercised	—	(148,914)	1.07
Cancelled	156,560	(156,560)	9.85

Balance at June 30, 2010	1,215,910	3,560,260	$2.84

     Compensation cost for stock options granted to employees is based on the grant-date fair value and is recognized over the vesting period of the applicable option on a straight-line basis. The estimated per share weighted-average fair value of stock options granted to employees during the six months ended June 30, 2010 was $4.20.
     As stock-based compensation expense is based on options ultimately expected to vest, the expense has been reduced for estimated forfeitures. The fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Expected volatility	77%	75%	77%	71% - 75%
Expected term (in years)	6.08	6.08	6.08	6.08
Risk-free interest rate	2.45%	2.64%	2.45% - 2.77%	2.13% -2.64%
Expected dividend yield	0%	0%	0%	0%
     Stock-Based Compensation Summary. Stock-based compensation expense includes stock options granted to employees and non-employees’ and has been reported in our consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(in thousands)
Research and development	$81	$217	$378	$437
General and administrative	446	274	622	502

Total	$527	$491	$1,000	$939

     In connection with the non-employee options, we recognized expense of $33,000, $97,000, $52,000 and $154,000 for the three months ended June 30, 2010 and 2009 and for the six months ended June 30, 2010 and 2009, respectively.
Note 9 — Related-Party Transactions
     We conduct research using the services of one of our founders, Pamela Pierce Palmer, M.D., Ph.D. In 2007, we granted Dr. Palmer an option to purchase 20,408 shares of common stock and recognized $13,000, $25,000, $21,000 and $39,000 of non-cash compensation associated with this option for the three months ended June 30, 2010 and 2009 and for the six months ended June 30, 2010 and 2009, respectively.

Note 10 — Subsequent Events
     In July 2010, we entered into an equity line financing facility with Azimuth Opportunity, Ltd., or Azimuth, pursuant to which we may sell up to $40.0 million of our shares of common stock over a 24-month term. From time to time over the 24-month term, and in our sole discretion, we may present Azimuth with draw-down notices requiring Azimuth to purchase a specified dollar amount of shares of our common stock, based on the price per share over 10 consecutive trading days, or the Draw Down Period, with the total dollar amount of each draw down subject to certain agreed-upon limitations based on the market price of our common stock at the time of the draw down. The purchase price for these shares equals the daily volume-weighted average price of our common stock on each date during the Draw Down Period on which shares are purchased, less a discount ranging from 4.00% to 7.00%, based on a minimum price that we solely specify. In addition, in our sole discretion, but subject to certain limitations, we may require Azimuth to purchase a percentage of the daily trading volume of our common stock for each trading day during the Draw Down Period. We are allowed to present Azimuth with up to 24 draw-down notices during the 24-month term, with only one such draw-down notice allowed per Draw Down Period and a minimum of five trading days required between each Draw Down Period. We may not issue more than 4,297,495 shares in connection with the committed equity line financing facility.
     In partial consideration for Azimuth’s execution and delivery of the Purchase Agreement, we paid to Azimuth upon the execution and delivery of the Purchase Agreement $100,000 in cash. We have also agreed to pay $35,000 of Azimuth’s legal fees and expenses. No additional legal fees incurred by Azimuth are payable by us in connection with any sale of shares to Azimuth.
     We also entered into a placement agent agreement with Reedland Capital Partners, in connection with the financing facility. We have agreed to pay Reedland, upon each sale of our common stock to Azimuth under the Purchase Agreement, a fee equal to 0.5% of the aggregate dollar amount of common stock purchased by Azimuth upon settlement of each such sale.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” and “potential,” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding:
•	our ability to advance our PDE10 program through the completion of Phase 1 clinical trials with the funding we may receive from The Stanley Medical Research Institute;

•	our ability to release the results from our ongoing Phase 3 clinical program of OMS103HP for ACL reconstruction surgery by year-end 2010;

•	our ability to market OMS103HP by 2012, at the earliest;

•	our expectations regarding the clinical benefits of our product candidates, including whether OMS103HP will be the first commercially available drug delivered directly to the surgical site to improve function following arthroscopic surgery;

•	our capability to continue high-throughput de-orphanization of orphan GPCRs and to develop product candidates that act at these new potential drug targets;

•	our estimates regarding our future net losses, revenues, research and development expenses and general and administrative expenses;

•	our estimate regarding how long our existing cash, cash equivalents and short-term investments will be sufficient to fund our anticipated operating expenses, capital expenditures and note payments; and

•	our involvement in potential claims and legal proceedings, the expected course and costs of existing claims and legal proceedings, and the potential outcomes and effects of both existing and potential claims and legal proceedings on our business, prospects, financial condition and results of operations.
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
Overview
     Background
     We are a clinical-stage biopharmaceutical company committed to discovering, developing and commercializing products focused on inflammation and disorders of the central nervous system. Our most clinically advanced product candidates are derived from our proprietary PharmacoSurgery™ platform designed to improve clinical outcomes of patients undergoing arthroscopic, ophthalmological, urological and other surgical and medical procedures. Our PharmacoSurgery platform is based on low-dose combinations of therapeutic agents delivered directly to the surgical site throughout the duration of the procedure to preemptively inhibit inflammation and other problems caused by surgical trauma and to provide clinical benefits both during and after surgery. We currently have five ongoing clinical development programs, including four from our PharmacoSurgery platform and one from our Addiction program. Our most advanced clinical development program is in a Phase 3 clinical program. In addition, we have leveraged our expertise in inflammation and the central nervous system to build a deep and diverse pipeline of preclinical programs targeting large markets as well as a platform capable of unlocking new drug targets. For each of our product candidates and programs, we have retained all manufacturing, marketing and distribution rights.
     OMS103HP, our lead PharmacoSurgery product candidate, is in two clinical programs. The first is a Phase 3 clinical program evaluating OMS103HP’s safety and ability to improve postoperative joint function and reduce pain following arthroscopic anterior cruciate ligament, or ACL, reconstruction surgery. The second program is preparing for Phase 3 clinical trials to evaluate OMS103HP’s safety and ability to improve postoperative joint function and reduce pain following arthroscopic partial meniscectomy surgery. We expect to release the results from our ongoing Phase 3 clinical program for ACL reconstruction surgery by year-end 2010. We believe that OMS103HP will, if approved, be the first commercially available drug delivered directly to the surgical site to improve function following arthroscopic surgery.
     Our other current PharmacoSurgery product candidates are OMS302, being developed for use during ophthalmological procedures, including cataract and other lens replacement surgery, and OMS201, being developed for use during urological surgery, including uroendoscopic procedures. We are conducting a Phase 2b clinical trial for OMS302 to assess the effect of the mydriatic API and the anti-inflammatory API in a full-factorial design. A Phase 1/Phase 2 clinical trial of OMS201 is underway in patients undergoing ureteroscopic removal of ureteral or renal stones.

     In addition to our PharmacoSurgery platform, we have a deep and diverse pipeline of additional product development programs targeting large market opportunities in inflammation and the CNS covered by a broad intellectual property portfolio. In our Addiction program, we are developing proprietary compositions that include peroxisome proliferator-activated receptor gamma, or PPARg, agonists for the treatment and prevention of addiction to substances of abuse, which may include opioids, nicotine, alcohol and amphetamines, as well as other compulsive behaviors. The National Institute on Drug Abuse is funding substantially all of the costs of a Phase 2 clinical study evaluating a PPARg agonist in the treatment of addiction to opioids. This Phase 2 clinical study is being conducted by researchers at the New York State Psychiatric Institute.
     In our mannan-binding lectin-associated serine protease-2, or MASP-2, program, we are developing proprietary MASP-2 antibody therapies to treat disorders caused by complement-activated inflammation. In our PDE10 program, we are developing proprietary compounds to treat schizophrenia and other psychotic disorders. Our PDE7 program is based on our demonstration of a previously unknown link between PDE7 and any movement disorder, such as Parkinson’s disease and Restless Legs Syndrome, and we are developing proprietary compounds for the treatment of these and other movement disorders. In our GPCR program, we believe that we have the capability to complete high-throughput de-orphanization of orphan GPCRs, or the identification of synthetic molecules that bind the receptors, and to develop product candidates that act at these new potential drug targets. In June 2010, we successfully identified compounds that interact with, and modulate signaling of, three orphan GPCRs linked to cancer, metabolic disorders and appetite control.
     We have incurred significant losses since our inception. As of June 30, 2010, our accumulated deficit was $132.8 million and total shareholders’ equity was $29.8 million. We recognized net losses of $7.8 million, $6.1 million, $14.5 million and $11.6 million for the three months ended June 30, 2010 and 2009, and for the six months ended June 30, 2010 and 2009, respectively. These losses have resulted principally from expenses incurred in connection with research and development activities, consisting primarily of preclinical studies, clinical trials and manufacturing services associated with our current product candidates. Compared to 2009, we expect our net losses in 2010 to increase as we continue to advance our clinical trials, expand our research and development efforts and add personnel as well as laboratory and office space for our anticipated growth.
     Revenue
     We have recognized $5.7 million of revenue from inception (June 16, 1994) through June 30, 2010, consisting of grant funding from third parties. Other than grant funding, we do not expect to receive any revenue from our product candidates until we receive regulatory approval and commercialize the products or until we potentially enter into collaborative agreements with third parties for the development and commercialization of our product candidates. We continue to pursue government and private grant funding for our product candidates and research programs. If our development efforts for any of our product candidates result in clinical success and regulatory approval or collaboration agreements with third parties, we could generate revenue from those product candidates.
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
     Research and development expenses since inception to June 30, 2010 were $90.4 million. Our research and development expenses can be divided into clinical research and development and preclinical research and development activities. The following table illustrates our expenses associated with these activities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)
Clinical Research and Development
Salaries, benefits and related costs	$886	$989	$1,704	$1,911
Clinical Trials	719	610	1,076	1,162
Manufacturing services, consulting, laboratory supplies, and other costs	1,386	380	2,322	712
Other costs	260	292	538	576
Stock-based compensation	43	129	203	259

Total Clinical Research and Development Expenses	3,294	2,400	5,843	4,620
Preclinical Research and Development
Salaries, benefits and related costs	917	647	1,650	1,331
Research and preclinical studies, consulting, laboratory supplies, and other costs	1,556	1,052	2,840	1,711
Other costs	316	390	694	759
Stock-based compensation	37	88	175	178

Total Preclinical Research and Development Expenses	2,826	2,177	5,359	3,979

Total Research and Development Expenses	$6,120	$4,577	$11,202	$8,599

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

     The lengthy process of completing clinical trials and seeking regulatory approval for our product candidates requires expenditure of substantial resources. Any failure or delay in completing clinical trials, or in obtaining regulatory approvals, could cause a delay in generating product revenue and cause our research and development expense to increase and, in turn, have a material adverse effect on our operations. We do not expect any of our current product candidates to be commercially available before 2012, if at all. Because of the factors above, we are not able to estimate with any certainty when we would recognize any net cash inflows from our projects.
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
     As stock-based compensation expense is based on options ultimately expected to vest, the expense has been reduced for estimated forfeitures. The fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions during the years ended:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Expected volatility	77%	75%	77%	71% - 75%
Expected term (in years)	6.08	6.08	6.08	6.08
Risk-free interest rate	2.45%	2.64%	2.45% - 2.77%	2.13% -2.64%
Expected dividend yield	0%	0%	0%	0%

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

     We believe that the values assigned to our available-for-sale securities as of June 30, 2010 and December 31, 2009 are fairly stated in accordance with GAAP and are based upon reasonable estimates and assumptions. In addition, we believe that the cost basis for our available-for-sale securities are recoverable in all material respects.
Results of Operations
     Comparison of Three Months Ended June 30, 2010 and June 30, 2009
     Revenue. Revenue was $497,000 for the three months ended June 30, 2010 compared with $371,000 for the three months ended June 30, 2009. The increase was primarily due to our recognition of additional revenue in connection with grants from the National Institutes of Health, or NIH, and was partially offset by a decrease in revenue recognized from a grant from The Michael J. Fox Foundation, or the MJFF, for our PDE7 program.
     Research and Development Expenses. Research and development expenses were $6.1 million for the three months ended June 30, 2010 compared with $4.6 million for the three months ended June 30, 2009. The increase was due primarily to higher contract service and consulting costs associated with several of our clinical and preclinical programs and an accrual for employee benefits under our annual cash bonus program. This increase also included a one-time payment of $500,000 to Helion Biotech ApS, or Helion, for an exclusive license to intellectual property rights for our MASP-2 program.
     General and Administrative Expenses. General and administrative expenses were $2.0 million for the three months ended June 30, 2010 compared with $1.5 million for the three months ended June 30, 2009. The increase was primarily due to higher costs associated with being a public company and an accrual for employee benefits under our annual cash bonus program, offset by a decrease in patent costs.
     Investment Income. Investment income was $21,000 for the three months ended June 30, 2010 compared with $61,000 for the three months ended June 30, 2009. The decrease was due primarily to lower market rates.
     Interest Expense. Interest expense was $409,000 for the three months ended June 30, 2010 compared with $575,000 for the three months ended June 30, 2009. The decrease was primarily due to lower interest paid on our notes payable to BlueCrest Venture Finance Master Fund Limited, or BlueCrest, due to a lower principal balance.
     Other Income (Expense). Other income was $218,000 for the three months ended June 30, 2010 compared with $86,000 for the three months ended June 30, 2009. The increase was primarily due to the change in fair value of warrants partially offsetting sublease income for the three months ended June 30, 2009. Upon completion of our IPO in October 2009, all of our preferred stock warrants were converted into common stock warrants, resulting in the reclassification of the preferred stock warrant liability to equity and no further requirement for us to record the change in fair value of the warrants.
     Comparison of Six Months Ended June 30, 2010 and June 30, 2009
     Revenue. Revenue was $875,000 for the six months ended June 30, 2010 compared with $568,000 for the six months ended June 30, 2009. The increase was primarily due to our recognition of additional revenue in connection with grants from the NIH, and was partially offset by a decrease in revenue recognized from a grant from the MJFF for our PDE7 program.
     Research and Development Expenses. Research and development expenses were $11.2 million for the six months ended June 30, 2010 compared with $8.6 million for the six months ended June 30, 2009. The increase was due primarily to higher contract service and consulting costs associated with several of our clinical and preclinical programs, and an accrual for employee benefits under our annual cash bonus program. This increase also included a one-time payment of $500,000 to Helion for an exclusive license to intellectual property rights for our MASP-2 program, and a one-time payment to Affitech AS of $500,000 in exchange for its agreement to release us from any future obligations to make royalty or milestone payments under our MASP-2 antibody development agreement.
     General and Administrative Expenses. General and administrative expenses were $3.7 million for the six months ended June 30, 2010 compared with $2.9 million for the six months ended June 30, 2009. The increase was primarily due to higher costs associated with being a public company and an accrual for employee benefits under our annual cash bonus program, offset by a decrease in patent costs.
     Investment Income. Investment income was $38,000 for the six months ended June 30, 2010 compared with $142,000 for the six months ended June 30, 2009. The decrease was due primarily to lower market rates.
     Interest Expense. Interest expense was $861,000 for the six months ended June 30, 2010 compared with $1.2 million for the six months ended June 30, 2009. The decrease was primarily due to lower interest paid on our notes payable to BlueCrest due to a lower principal balance.
     Other Income (Expense). Other income was $417,000 for the six months ended June 30, 2010 compared with $348,000 for the six months ended June 30, 2009. The increase was primarily due to the higher non-cash income from the change in fair value of warrants partially offsetting sublease income for the three months ended June 30, 2009. Upon completion of our IPO in October 2009, all of our preferred stock warrants were converted into common stock warrants, resulting in the reclassification of the preferred stock warrant liability to equity and no further requirement for us to record the change in fair value of the warrants.
Liquidity and Capital Resources
     Since inception, we have financed our operations primarily through private and public placements of equity securities for proceeds totaling $139.2 million and through a debt facility with loan proceeds totaling $17.0 million. The proceeds have been used to fund our operations.
     As of June 30, 2010, we had $41.9 million in cash, cash equivalents and short-term investments. Our cash, cash equivalents and short-term investment balances are held in a variety of interest-bearing instruments, including money market accounts. Cash in excess of immediate requirements is invested in accordance with established guidelines to preserve principal and maintain liquidity.
     Operating activities. Net cash used in operating activities of $15.2 million for the six months ended June 30, 2010 was primarily due to the net loss for the period of $14.5 million and changes in operating assets and liabilities of $2.1 million, offset in part by $1.0 million of non-cash stock-based compensation. Net cash used in operating activities of $10.0 million for the six months ended June 30, 2009 was primarily due to the net loss of $11.6 million, offset in part by $939,000 of non-cash stock-based compensation expense and $227,000 from changes in operating assets and liabilities.
     Investing activities. Net cash provided by investing activities was $19.8 million for the six months ended June 30, 2010 primarily due to the proceeds from the sale of investments during the period. Net cash used in investing activities was $1.7 million for the six months ended June 30, 2009 primarily due to the purchase of investments in the amount of $3.2 million, offset by proceeds from the sale and maturities of investments of $1.5 million during the period.
     Financing activities. Net cash used in financing activities was $2.6 million for the six months ended June 30, 2010 primarily as a result of principal payments under our notes payable to BlueCrest. Net cash provided by financing activities was $277,000 for the six months ended June 30, 2009 primarily due to the proceeds from issuance of convertible preferred stock to The Stanley Medical Research Institute, or SMRI, offset by principal payments under the notes payable to BlueCrest.

     In July 2010, we entered into an equity line financing facility with Azimuth Opportunity, Ltd., or Azimuth, pursuant to which we may sell up to $40.0 million of our shares of common stock over a 24-month term. From time to time over the 24-month term, and in our sole discretion, we may present Azimuth with draw-down notices requiring Azimuth to purchase a specified dollar amount of shares of our common stock, based on the price per share over 10 consecutive trading days, or the Draw Down Period, with the total dollar amount of each draw down subject to certain agreed-upon limitations based on the market price of our common stock at the time of the draw down. The purchase price for these shares equals the daily volume-weighted average price of our common stock on each date during the Draw Down Period on which shares are purchased, less a discount ranging from 4.00% to 7.00%, based on a minimum price that we solely specify. In addition, in our sole discretion, but subject to certain limitations, we may require Azimuth to purchase a percentage of the daily trading volume of our common stock for each trading day during the Draw Down Period. We are allowed to present Azimuth with up to 24 draw-down notices during the 24-month term, with only one such draw-down notice allowed per Draw Down Period and a minimum of five trading days required between each Draw Down Period. We may not issue more than 4,297,495 shares in connection with the committed equity line financing facility.
     In partial consideration for Azimuth’s execution and delivery of the purchase agreement for the facility, we paid to Azimuth $100,000 in cash. We also paid $35,000 of Azimuth’s legal fees and expenses. No additional legal fees incurred by Azimuth are payable by us in connection with any sale of shares to Azimuth.
     We also entered into a placement agent agreement with Reedland Capital Partners, in connection with the financing facility. We have agreed to pay Reedland, upon each sale of our common stock to Azimuth, a fee equal to 0.5% of the aggregate dollar amount of common stock purchased by Azimuth upon settlement of each such sale.
     As of June 30, 2010, our notes payable balance was $10.1 million, consisting primarily of notes payable to BlueCrest. We have classified $4.9 million of the $10.1 million balance of notes payable to BlueCrest as a long-term liability. We cannot borrow any additional amounts under the BlueCrest agreement. Interest on amounts borrowed under the loan agreement accrues at an annual rate of 12.5%. Payments due under each tranche were interest only for the first three months, and are interest and principal thereafter for 36 months. Under the loan agreement, we must comply with affirmative and negative covenants and, if any event, condition or change occurs that has a material adverse effect (as defined in the agreement), BlueCrest may require immediate repayment of all loan amounts then currently outstanding. We have no indication that we are in default of the material adverse effect clause, and no scheduled loan payments have been accelerated as a result of this provision. We are using the proceeds of the loan for working capital, capital expenditures and general corporate purposes. Our obligations under the loan agreement are collateralized by substantially all of our assets, other than intellectual property. We may prepay the outstanding principal amount of all loans then outstanding in whole, but not in part, by providing 30 days written notice. However, a prepayment premium of 2.0% applies if the prepayment is made within 18 months after the borrowing date of the applicable tranche. If a prepayment is made more than 18 months after the date of the applicable tranche, then the prepayment premium is reduced to 1.0%. In connection with the loan and security agreement, we incurred debt issuance costs of $122,000.
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
     In December 2006, we entered into a funding agreement with SMRI to develop a proprietary product candidate that inhibits PDE10 for the treatment of schizophrenia. Under the agreement, we may receive grant and equity funding upon achievement of product development milestones through Phase 1 clinical trials totaling $9.0 million, subject to our mutual agreement with SMRI. As of June 30, 2010, we had received $5.7 million from SMRI, $1.8 million of which was recorded as revenue, $3.2 was recorded as equity funding and $478,000 remains in deferred revenue.

     In May 2010, we entered into an additional agreement with the MJFF to provide funding for a study of PDE7 inhibitors for the treatment of Parkinson’s disease. The agreement was for a six-month period and provides funding of actual costs incurred up to a total of $76,000. We received an advance payment of $38,000 in July 2010.
     Funding Requirements
     We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our anticipated operating expenses, capital expenditures and note payments for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and to the extent that we may or may not enter into collaborations with third parties to participate in development and commercialization, we are unable to estimate the amounts of increased capital requirements and operating expenditures required in the future. Our future operating and capital requirements will depend on many factors, including:
•	the progress and results of our clinical trials for OMS103HP, OMS302, OMS201 and our Addiction program;

•	costs related to manufacturing services;

•	whether the hiring of a number of new employees to support our continued growth during this period will occur at salary levels consistent with our estimates;

•	the scope, rate of progress, results and costs of our preclinical testing, clinical trials and other research and development activities for additional product candidates;

•	the terms and timing of payments of any collaborative or licensing agreements that we have or may establish, including pursuant to our agreements with Daiichi-Sankyo Company, Limited, Helion Biotech, ApS and North Coast Biologics;

•	market acceptance of our approved products;

•	the cost, timing and outcomes of the regulatory processes for our product candidates;

•	the costs of commercialization activities, including product manufacturing, marketing, sales and distribution;

•	the number and characteristics of product candidates that we pursue;

•	the cost of establishing clinical and commercial supplies of our product candidates;

•	the cost of preparing, filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions other than our right to acquire assets for our GPCR program from Patobios Limited for $10.8 million CAD in cash and stock;

•	whether we receive grant funding for our programs;

•	our degree of success in commercializing OMS103HP and other product candidates; and

•	the extent to which we draw down funds under our committed equity line financing facility.

     We do not anticipate generating revenue from the sale of our product candidates until 2012 at the earliest. We expect our continuing operating losses to result in an increasing total amount of cash used in operations over the next several years. To the extent our capital resources are insufficient to meet our future capital requirements, we will need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Except for our committed equity line financing facility with Azimuth Opportunity, Ltd., we currently do not have any commitments for future external funding. Additional equity or debt financing or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently, or enter into corporate collaborations at an earlier stage of development than we might otherwise choose. In addition, any future equity funding will dilute the ownership of our equity investors.
Contractual Obligations and Commitments
     There have been no significant changes during the six months ended June 30, 2010 to the items that we disclosed as our contractual obligations and commitments in our Form 10-K for the year ended December 31, 2009, except as follows: In April 2010, we entered into an Exclusive License Agreement with Helion Biotech, ApS, or Helion, pursuant to which we received a royalty bearing, worldwide exclusive license in and to all of Helion’s intellectual property rights related to MASP-2 antibodies, polypeptides and methods in the field of inhibition of mannan-binding lectin-mediated activation of the complement system for the prevention, treatment or diagnosis of any disease or condition. Upon execution of the agreement, we made a one-time payment to Helion of $500,000 and agreed to make development and sales milestone payments to Helion of up to an additional $6.85 million upon the achievement of certain events, such as the filing of an Investigational New Drug application with the U.S. Food and Drug Administration; initiation of Phase 2 and 3 clinical trials; receipt of marketing approval; and reaching specified sales milestones. In addition, Helion is entitled to receive from us a low single-digit percentage royalty of any net sales of a MASP-2 inhibitor product that is covered by the patents licensed by us under the agreement.
Off-Balance Sheet Arrangements
     Since our inception, we have not engaged in any off-balance sheet arrangements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our exposure to market risk is primarily confined to our investment securities and notes payable. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality. As of June 30, 2010, we had cash, cash equivalents and short-term investments of $41.9 million. We have invested these funds in highly liquid, investment-grade securities in accordance with our investment policy. The securities in our investment portfolio are not leveraged and are classified as available for sale. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates and with our current portfolio of short term investments, we are not exposed to potential loss due to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2010. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On September 21, 2009, our former chief financial officer, Richard J. Klein, filed a lawsuit against us and some of our current and former directors in the United States District Court for the Western District of Washington. Mr. Klein alleges in his complaint that we, among other things, violated the Federal False Claims Act, wrongfully discharged his employment in violation of public policy and defamed him. Mr. Klein seeks, among other things, damages in an amount to be proven at trial, actual litigation expenses and his reasonable attorneys’ fees and damages for loss of future earnings. On October 4, 2009, we filed with the court our amended answer to Mr. Klein’s allegations, generally denying his claims and bringing counterclaims against Mr. Klein for breach of contract, misappropriation of trade secrets and breach of fiduciary duty. Mr. Klein filed an answer with the court generally denying our counterclaims. On January 8, 2010, the court dismissed all of our non-executive directors from the case with prejudice, and on July 27, 2010, Mr. Klein withdrew his defamation claim. We are vigorously defending ourselves against Mr. Klein’s claims and to seek, among other things, our attorneys’ fees and costs incurred in defending this action.
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
     We are a biopharmaceutical company with no products approved for commercial sale and we have not generated any revenue from product sales. We have incurred, and will continue to incur, significant costs relating to the clinical development and commercialization of our lead product candidate, OMS103HP, for use during arthroscopic anterior cruciate ligament, or ACL, reconstruction surgery as well as arthroscopic partial meniscectomy surgery. We have not yet obtained regulatory approval to market this product candidate for ACL reconstruction surgery, arthroscopic partial meniscectomy surgery or any other indication in any jurisdiction and we may never be able to obtain approval or, if approvals are obtained, to commercialize this product candidate successfully. There can be no assurance that the data will be positive from any of our clinical trials of OMS103HP, including our Phase 3 clinical program evaluating OMS103HP in ACL reconstruction surgery. Even if the data are positive, the FDA may decide that our data are insufficient for approval of OMS103HP and require additional preclinical, clinical or other studies. If OMS103HP does not receive regulatory approval for ACL reconstruction surgery or arthroscopic partial meniscectomy surgery or if approval is delayed beyond our current expectations, or if it is not successfully commercialized for one or both uses, we may not be able to generate revenue, become profitable, fund the development of our other product candidates or preclinical development programs or continue our operations.
     We do not know whether our clinical trials for OMS103HP will be completed on schedule or result in regulatory approval or in a marketable product. If approved for commercialization, we do not anticipate that OMS103HP will reach the market until 2012 at the earliest.
Our success is also dependent on the success of our additional PharmacoSurgery product candidates, OMS302 and OMS201, and we cannot be certain that either will advance through clinical testing, receive regulatory approval or be successfully commercialized.
     In addition to OMS103HP, our success will depend on the successful commercialization of one or both of two additional PharmacoSurgery product candidates, OMS302 and OMS201. We are conducting a Phase 2b clinical trial for OMS302 to assess the effects of the mydriatic API and the anti-inflammatory API in a full-factorial design and a Phase 1/Phase 2 clinical trial evaluating the efficacy, safety and systemic absorption of OMS201 when used during ureteroscopy for removal of ureteral or renal stones. We have incurred and will continue to incur significant costs relating to the clinical development and commercialization of these PharmacoSurgery product candidates. We have not obtained regulatory approval to market these product candidates for any indication in any jurisdiction and we may never be able to obtain approval or, if approvals are obtained, to commercialize these product candidates successfully. If OMS302 and OMS201 do not receive regulatory approval, or if they are not successfully commercialized, we may not be able to generate revenue, become profitable, fund the development of our other product candidates or our preclinical programs or continue our operations.
     We do not know whether our planned and current clinical trials for OMS302 and OMS201 will be completed on schedule, if at all. In addition, we do not know whether any of our clinical trials will be successful or result in approval of either product for marketing.
We have a history of operating losses and we may not achieve or maintain profitability.
     We have not been profitable and have generated substantial operating losses since we were incorporated in June 1994. We had net losses of approximately $14.5 million and $11.6 million for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, we had an accumulated deficit of approximately $132.8 million. We expect to incur additional losses for at least the next several years and cannot be certain that we will ever achieve profitability. As a result, our business is subject to all of the risks inherent in the development of a new business enterprise, such as the risks that we may be unable to obtain additional capital needed to support the preclinical and clinical expenses of development and commercialization of our product candidates, to develop a market for our potential products, to successfully transition from a company with a research and development focus to a company capable of commercializing our product candidates and to attract and retain qualified management as well as technical and scientific staff.
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
     Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to:
•	complete the Phase 3 clinical program of OMS103HP for use in arthroscopic ACL reconstruction surgery and begin related commercialization activities;

•	initiate, conduct and complete the Phase 3 clinical trials of OMS103HP for use in arthroscopic partial meniscectomy surgery, should we elect to proceed with these Phase 3 clinical trials;

•	conduct and complete the clinical trials of OMS302 for use during lens replacement surgery;

•	conduct and complete the clinical trials of OMS201 for use in endoscopic surgery of the urological tract;

•	continue our research and development;

•	make milestone payments to our collaborators;

•	make principal and interest payments due under our debt facility with BlueCrest Venture Finance Master Fund Limited, or BlueCrest;

•	initiate and conduct clinical trials for other product candidates; and

•	launch and commercialize any product candidates for which we receive regulatory approval.
     In addition, if we elect under our Exclusive Technology Option Agreement with Patobios Limited to purchase assets for use in our GPCR program, we will be required to pay Patobios approximately $10.8 million CAD, of which approximately $7.8 million CAD is payable in cash and the remaining is payable in shares of our common stock.
     Our clinical trials for OMS103HP may be delayed for many of the reasons discussed in these “Risk Factors,” which would increase the development expenses of OMS103HP and may require us to raise additional capital to complete the clinical development and commercialization of OMS103HP and to decrease spending on our other clinical and preclinical development programs.
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
     Even if we receive regulatory approvals for the commercial sale of our lead product candidate OMS103HP or future product candidates, the commercial success of these product candidates will depend on, among other things, their acceptance by physicians, patients, third-party payors and other members of the medical community. If our product candidates fail to gain market acceptance, we may be unable to earn sufficient revenue to continue our business. Market acceptance of, and demand for, any product candidate that we may develop and commercialize will depend on many factors, including:
•	our ability to provide acceptable evidence of safety and efficacy;

•	availability, relative cost and relative efficacy of alternative and competing treatments;

•	the effectiveness of our marketing and distribution strategy to, among others, hospitals, surgery centers, physicians and/or pharmacists;

•	prevalence of the surgical procedure or condition for which the product is approved;

•	acceptance by physicians of each product as a safe and effective treatment;

•	perceived advantages over alternative treatments;

•	relative convenience and ease of administration;

•	the availability of adequate reimbursement by third parties;

•	the prevalence and severity of adverse side effects;

•	publicity concerning our products or competing products and treatments; and

•	our ability to obtain sufficient third-party reimbursement for our products.
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
     We do not have a sales and marketing organization and Omeros has never sold , marketed or distributed any biopharmaceutical product. Developing an internal sales force is expensive and time-consuming and commonly is commenced 18 months in advance of product launch. Any delay in developing an internal sales force could impact the timing of any product launch. If we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenues are likely to be lower than if we market and sell any approved product candidates that we develop ourselves. Factors that may inhibit our efforts to commercialize our approved product candidates without collaboration partners include:
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
     We currently do not intend to manufacture our product candidates for our clinical trials or on a commercial scale and intend to rely on third parties to do so. Our clinical supplies of OMS103HP were manufactured in a freeze-dried, or lyophilized, form by Catalent Pharma Solutions, Inc. in its Albuquerque, New Mexico facility. In May 2008, Catalent announced that it sold this facility to OSO Biopharmaceuticals Manufacturing, LLC, or OSO, which continues to manufacture lyophilized drug products at this facility. We have not entered into a binding agreement with Catalent or OSO for the commercial supply of lyophilized OMS103HP, and cannot be certain that we will be able to do so on commercially reasonable terms. Qualification of any other facility to manufacture lyophilized OMS103HP would require transfer of manufacturing methods, the production of one or more additional registration batches of lyophilized OMS103HP and the generation of additional stability data, which could delay the availability of commercial supplies of lyophilized OMS103HP.
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
     Any product candidates from our preclinical programs, including our MASP-2, PDE10, PDE7 and GPCR programs, must successfully complete preclinical testing, which may include demonstrating efficacy and the lack of toxicity in established animal models, before entering clinical trials. Many pharmaceutical and biological product candidates do not successfully complete preclinical testing and, even if preclinical testing is successfully completed, may fail in clinical trials. In addition, there can be no assurance that positive results from preclinical studies will be predictive of results obtained from subsequent preclinical studies or clinical trials. For example, our studies of PDE7 inhibitors in different animal models of Parkinson’s disease, which may or may not be relevant to the mechanism of action of PDE7 inhibitors, have produced varying results. Further, we cannot be certain that any of our preclinical product development programs will generate product candidates that are suitable for clinical testing. For example, we have not yet generated any product candidates from our GPCR program. We may discover that there are fewer drugable targets among the orphan GPCRs than we currently estimate and that, for those de-orphanized GPCRs that we develop independently, we are unable to develop related product candidates that successfully complete preclinical or clinical testing. We also cannot be certain that any product candidates that do advance into clinical trials will successfully demonstrate safety and efficacy in clinical trials. Even if we achieve positive results in early clinical trials, they may not be predictive of the results in later trials.
Because we have a number of development programs and are considering a variety of product candidates, we may expend our limited resources to pursue a particular candidate or candidates and fail to capitalize on candidates or indications that may be more profitable or for which there is a greater likelihood of success.
     Because we have limited resources, we must focus on preclinical development programs and product candidates that we believe are the most promising. As a result, we may forego or delay pursuit of opportunities with other product candidates or other indications that later prove to have greater commercial potential and may not be able to progress development programs, including our GPCR program, as rapidly as otherwise possible. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Further, if we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, license or other royalty arrangements in cases in which it would have been advantageous for us to retain sole development and commercialization rights.
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
     The degree of future protection for our proprietary rights is uncertain, because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:
•	we might not have been the first to make the inventions covered by any of our patents, if issued, or our pending patent applications;

•	we might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or products or duplicate any of our technologies or products;

•	we may not be able to generate sufficient data to fully support patent applications that protect the entire breadth of developments expected to result from our development programs including the GPCR program;

•	it is possible that none of our pending patent applications will result in issued patents or, if issued, that these patents will be sufficient to protect our technology or provide us with a basis for commercially viable products or provide us with any competitive advantages;

•	if our pending applications issue as patents, they may be challenged by third parties as not infringed, invalid or unenforceable under U.S. or foreign laws;

•	if issued, the patents under which we hold rights may not be valid or enforceable; or

•	we may develop additional proprietary technologies or products that are not patentable and which are unlikely to be adequately protected through trade secrets if, for example, a competitor were to independently develop duplicative, similar or alternative technologies or products.
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
     On September 21, 2009, Mr. Klein filed a lawsuit against us and some of our current and former directors in the United States District Court for the Western District of Washington, alleging, among other things, that we violated the Federal False Claims Act, wrongfully discharged his employment in violation of public policy and defamed him. Mr. Klein seeks, among other things, damages in an amount to be proven at trial, actual litigation expenses and his reasonable attorneys’ fees and damages for loss of future earnings. On January 8, 2010, the court dismissed all of our non-executive directors from the case with prejudice, and on July 27, 2010 Mr. Klein withdrew his defamation claim. Although we have been advised by outside employment and corporate counsel that we have meritorious defenses to Mr. Klein’s allegations, and we intend to defend against the claims vigorously, neither the outcome of the litigation nor the amount and range of potential damages or exposure associated with the litigation can be assessed with certainty. Further, defending this lawsuit may consume our time and resources, harm our reputation and the reputations of our current and former directors, and materially negatively affect our financial position and cause our stock price to decline.
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
     If our competitors market products that are less expensive, safer or more effective than our future products developed from our product candidates, that reach the market before our product candidates, or that otherwise negatively affect the market, we may not achieve commercial success. For example, we are developing PDE10 inhibitors to identify a product candidate for use in the treatment of schizophrenia and other psychotic disorders. Other pharmaceutical companies, many with significantly greater resources than we have, are also developing PDE10 inhibitors for the treatment of schizophrenia and other psychotic disorders and these companies may be further along in development. The failure of a PDE10 inhibitor product candidate from any of our competitors to demonstrate safety or efficacy in clinical trials may negatively reflect on the ability of our PDE10 inhibitor product candidates under development to demonstrate safety and efficacy. In addition, we believe that other companies are attempting to de-orphanize orphan GPCRs. If any of these companies are able to de-orphanize an orphan GPCR before we do, we may be unable to establish a commercially valuable intellectual property position around that orphan GPCR. Further, the failure of any future products developed from our product candidates to effectively compete with products marketed by our competitors would impair our ability to generate revenue, which would have a material adverse effect on our future business, financial condition and results of operations.
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
     Our future revenue and profit will depend heavily on the availability of adequate reimbursement for the use of our approved product candidates from governmental and other third-party payors, both in the United States and in other countries. Even if we are successful in bringing one or more product candidates to market, these products may not be considered cost-effective, and the amount reimbursed for any product candidates may be insufficient to allow us to sell our product candidates profitably. Reimbursement by a third-party payor may depend on a number of factors, including the third-party payor’s determination that use of a product is:
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
     We completed the initial public offering of shares of our common stock in October 2009 at a price of $10.00 per share. Subsequently, our common stock has traded as low as $5.02 per share. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:
•	results from our clinical trial programs, including our ongoing Phase 3 clinical program for OMS103HP for use in ACL reconstruction surgery, our ongoing Phase 2b clinical trial for OMS302, our ongoing Phase 1/Phase 2 clinical trial for OMS201, and our ongoing Phase 2 clinical trial for our Addiction program;

•	FDA or international regulatory actions, including failure to receive regulatory approval for any of our product candidates;

•	announcements regarding the progress of our GPCR program;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	quarterly variations in our results of operations or those of our competitors;

•	our ability to develop and market new and enhanced product candidates on a timely basis;

•	announcements by us or our competitors of acquisitions, regulatory approvals, clinical milestones, new products, significant contracts, commercial relationships or capital commitments;

•	third-party coverage and reimbursement policies;

•	additions or departures of key personnel;

•	commencement of, or our involvement in, litigation;

•	our ability to meet our repayment and other obligations under our debt facility with BlueCrest, pursuant to which we had a notes payable balance of $10.1 million as of June 30, 2010;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	changes in earnings estimates or recommendations by securities analysts;

•	any major change in our board or management;

•	general economic conditions and slow or negative growth of our markets; and

•	political instability, natural disasters, war and/or events of terrorism.
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
We expect that we will seek to raise additional capital in the future; however, such capital may not be available to us on reasonable terms, if at all, when or as we require additional funding. If we issue additional shares of our common stock or other securities that may be convertible into, or exercisable or exchangeable for, our common stock, our existing shareholders would experience further dilution.
     Although we plan to seek to raise additional capital, except for our committed equity line financing facility described below, we have no commitments for additional capital and cannot be certain that it will be available on acceptable terms, if at all. Continued disruptions in the global equity and credit markets may further limit our ability to access capital. To the extent that we raise additional funds by issuing equity securities, including pursuant to our committed equity line financing facility, our shareholders may experience significant dilution. Any debt financing, if available, may restrict our operations similar to our debt facility with BlueCrest. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or one or more of our other research and development initiatives. We also could be required to seek collaborators for one or more of our current or future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than otherwise might be available or to relinquish or license on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves. We also may have insufficient funds or otherwise be unable to advance our preclinical programs, such as potential new drug targets developed from our GPCR program, to a point where they can generate revenue through partnerships, collaborations or other arrangements. Any of these events could significantly harm our business and prospects and could cause our stock price to decline.
If we sell shares of our common stock under our committed equity line financing facility, our existing shareholders will experience immediate dilution and, as a result, our stock price may go down.
     In July 2010, we entered into a committed equity line financing facility, or financing arrangement, under which we may sell up to $40.0 million of our common stock to Azimuth Opportunity Ltd., or Azimuth, over a 24-month period subject to a maximum of 4,297,495 shares of our common stock. If we elect to use the financing arrangement, the sale of shares of our common stock to Azimuth will have a dilutive impact on our existing shareholders. Azimuth may resell some or all of the shares we issue to them pursuant to the financing arrangement and such sales could cause the market price of our common stock to decline significantly with advances under the financing arrangement. To the extent of any such decline, any subsequent advances would require us to issue a greater number of shares of common stock to Azimuth in exchange for each dollar of the advance. Under these circumstances, our existing shareholders would experience greater dilution and the total amount of financing that we will be able to raise pursuant to the financing arrangement could be significantly lower than $40.0 million. Although Azimuth is precluded from short sales of shares acquired pursuant to advances under the financing arrangement, the sale of our common stock under the financing arrangement could encourage short sales by third parties, which could contribute to the further decline of our stock price.
Future sales of shares by existing shareholders could cause our stock price to decline.
     Approximately 14.5 million shares of our common stock became available for sale by our shareholders upon the expiration of lock-up agreements in April 2010. If these shareholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. In addition, approximately 4.9 million shares of common stock that are either subject to outstanding warrants or subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
Our management has broad discretion over the use of the net proceeds we received from our initial public offering and that we may receive under our committed equity line financing facility, and we and may not use the net proceeds in ways that increase the value of our stock price.
     We have broad discretion over the use of the net proceeds we received from our initial public offering, and that we may receive if we sell shares of common stock to Azimuth, and we could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock. Our failure to apply these funds effectively could have a material adverse effect on our business, delay the development of our product candidates and cause the price of our common stock to decline.
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
ITEM 6. EXHIBITS

Exhibit
Number	Description
10.1*	Second Amended and Restated Employment Agreement between the registrant and Gregory A. Demopulos, M.D. dated April 7, 2010.

10.2†	Exclusive License Agreement between the registrant and Helion Biotech ApS entered into on April 23, 2010.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 12, 2010 (File No. 001-34475).

†	Confidential treatment has been requested for portions of this exhibit. These portions are omitted from this Quarterly Report on Form 10-Q and have been filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEROS CORPORATION
Date: August 10, 2010	/s/ Gregory A. Demopulos
Gregory A. Demopulos, M.D.
President, Chief Executive Officer and Chairman of the Board of Directors

INDEX OF EXHIBITS

Exhibit
Number	Description
10.1*	Second Amended and Restated Employment Agreement between the registrant and Gregory A. Demopulos, M.D. dated April 7, 2010.

10.2†	Exclusive License Agreement between the registrant and Helion Biotech ApS entered into on April 23, 2010.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 12, 2010 (File No. 001-34475).

†	Confidential treatment has been requested for portions of this exhibit. These portions are omitted from this Quarterly Report on Form 10-Q and have been filed separately with the Securities and Exchange Commission.