Form 10-Q
period 2010-09-30
OMEROS CORP
filed 2010-11-04
CIK 1285819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 1, 2010, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 21,520,036.

OMEROS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2010

INDEX

Page
Part I — Financial Information	3
Item 1. Financial Statements	3
Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	3
Consolidated Statements of Operations for the Nine Months Ended September 30, 2010 and 2009 and for the period from June 16, 1994 (inception) through September 30, 2010	4
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 and for the period from June 16, 1994 (inception) through September 30, 2010	5
Notes to the Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	29
Part II — Other Information	29
Item 1. Legal Proceedings	29
Item 1A. Risk Factors	30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	50
Item 6. Exhibits	51
Signatures	52

PART I – FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

OMEROS CORPORATION

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,796	$820
Short-term investments	31,715	59,485
Grant and other receivables	500	248
Prepaid expenses and other current assets	174	111

Total current assets	35,185	60,664
Property and equipment, net	1,642	1,086
Restricted cash	193	193
Other assets	86	119

Total assets	$37,106	$62,062

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,414	$2,620
Accrued expenses	3,478	2,837
Deferred revenue	362	702
Current portion of notes payable	67	4,931

Total current liabilities	5,321	11,090
Notes payable, less current portion	8,873	7,827
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01 per share: authorized shares – 20,000,000; issued and outstanding – none	—	—
Common stock, par value $0.01 per share:
Authorized shares — 150,000,000 at September 30, 2010 (unaudited) and December 31, 2009;
Issued and outstanding shares—21,504,730 and 21,285,577 at September 30, 2010 (unaudited) and December 31, 2009, respectively	215	213
Additional paid-in capital	163,053	161,227
Accumulated other comprehensive income	—	41
Deficit accumulated during the development stage	(140,356)	(118,336)

Total shareholders’ equity	22,912	43,145

Total liabilities and shareholders’ equity	$37,106	$62,062

See notes to consolidated financial statements

OMEROS CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from June 16, 1994 (Inception) through September 30, 2010
	2010	2009	2010	2009
Grant revenue	$254	$442	$1,129	$1,010	$5,966
Operating expenses:
Research and development	5,316	3,692	16,518	12,291	95,681
Acquired in-process research and development	—	—	—	—	10,891
General and administrative	2,428	1,277	6,160	4,162	43,916

Total operating expenses	7,744	4,969	22,678	16,453	150,488

Loss from operations	(7,490)	(4,527)	(21,549)	(15,443)	(144,522)
Investment income	108	47	146	189	5,523
Interest expense	(362)	(540)	(1,223)	(1,705)	(4,054)
Other income, net	189	1,104	606	1,452	2,697

Net loss	$(7,555)	$(3,916)	$(22,020)	$(15,507)	$(140,356)

Basic and diluted net loss per common share	$(0.35)	$(1.34)	$(1.03)	$(5.29)

Weighted-average shares used to compute basic and diluted net loss per common share	21,487,621	2,930,391	21,387,577	2,929,798

See notes to consolidated financial statements

OMEROS CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,		Period from June 16, 1994 (Inception) through September 30, 2010
	2010	2009
Operating activities
Net loss	$(22,020)	$(15,507)	$(140,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	408	348	2,410
Stock-based compensation expense	1,574	1,242	13,226
Change in fair value of preferred stock warrant values and success fee liability	—	(863)	(253)
Non-cash interest expense	134	191	442
Realized loss on sale of investment securities	33	30	275
Write-off of deferred public offering costs	—	—	1,948
Acquired in-process research and development	—	—	10,891
Changes in operating assets and liabilities, net of nura acquisition in 2006:
Grant and other receivables	(252)	(113)	800
Prepaid expenses and other current and noncurrent assets	(60)	93	(190)
Deferred public offering costs	—	(1,034)	(1,948)
Accounts payable and accrued expenses	(601)	314	4,264
Deferred revenue	(340)	787	(938)

Net cash used in operating activities	(21,124)	(14,512)	(109,429)

Investing activities
Purchases of property and equipment	(759)	(51)	(2,831)
Purchases of investments	(38,765)	(3,201)	(186,869)
Proceeds from the sale of investments	66,173	6,545	109,889
Proceeds from the maturities of investments	322	879	45,025
Cash paid for acquisition of nura, net of cash acquired of $87	—	—	(212)

Net cash provided by (used in) investing activities	26,971	4,172	(34,998)

Financing activities
Proceeds from issuance of common stock upon initial public offering, net of offering costs of $6,388	—	—	61,812
Proceeds from borrowings under note payable, net of loan origination costs	—	—	16,928
Payments on notes payable	(4,125)	(2,833)	(10,701)
Proceeds from issuance of common stock upon exercise of stock options	254	11	924
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	1,851	78,234
Other, net	—	(48)	26

Net cash (used in) provided by financing activities	(3,871)	(1,019)	147,223

Net increase (decrease) in cash and cash equivalents	1,976	(11,359)	2,796
Cash and cash equivalents at beginning of period	820	12,726	—

Cash and cash equivalents at end of period	$2,796	$1,367	$2,796

Supplemental cash flow information
Cash paid for interest	$1,055	$1,514	$3,518

Property acquired under capital lease	$201	$—	$201

Preferred stock and common stock issued in connection with nura acquisition	$—	$—	$14,070

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009, includes all adjustments, which include only normal recurring adjustments, necessary to present fairly our interim financial information. The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

In January 2010, FASB issued new guidance for fair-value measurements and disclosures. The new guidance requires disclosures about significant transfers in and out of Level 1 and Level 2 fair-value measurements and the reasons for such transfers and, in the reconciliation for Level 3 fair-value measurements, this new guidance requires separate disclosure of information about purchases, sales, issuances and settlements. We adopted this new guidance on January 1, 2010, except for disclosures about purchases, sales, issuances and settlements for Level 3 fair-value measurements. The Level 3 disclosures will be effective for financial statements issued for fiscal years beginning after December 15, 2010. We do not expect our adoption of this new guidance to be material to our consolidated financial statements.

In March 2010, FASB issued new guidance for recognizing revenue under the milestone method. This new guidance allows an entity to make a policy election to recognize a substantive milestone in its entirety in the period in which the milestone is achieved. The new guidance also requires an entity that makes this policy election to disclose the following: (a) a description of the overall arrangement; (b) a description of each milestone and related contingent consideration; (c) a determination of whether each milestone is considered substantive; (d) the factors considered in determining whether the milestone is substantive; and (e) the amount of consideration recognized during the period for milestones. We expect to adopt this guidance on January 1, 2011 and to apply it prospectively for revenue arrangements entered into or materially modified after the date of adoption. The impact of the above guidance will be dependent on the terms and structure of revenue generating contracts negotiated in the future.

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

The basic and diluted net loss per common share amounts for the three and nine months ended September 30, 2010 and 2009 were computed based on the shares of common stock outstanding during the respective periods. The net loss per share for the three and nine months ended September 30, 2010 includes the full effect of the 6,820,000 shares of common stock issued in our initial public offering in the fourth quarter of 2009 and the conversion of our convertible preferred stock into 11,514,508 shares of common stock upon completion of the offering. As a result of the issuance of these shares of common stock during the fourth quarter of 2009, there is a lack of comparability in the basic and diluted net loss per share amounts for the three and nine months ended September 30, 2010 and 2009. The following table presents the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Historical
Numerator:
Net loss	$(7,555)	$(3,916)	$(22,020)	$(15,507)

Denominator:
Weighted-average common shares outstanding	21,487,621	2,938,965	21,387,577	2,948,653
Less: Weighted-average unvested common shares subject to repurchase	—	(8,574)	—	(18,925)

Denominator for basic and diluted net loss per common share	21,487,621	2,930,391	21,387,577	2,929,728

Basic and diluted net loss per common share	$(0.35)	$(1.34)	$(1.03)	$(5.29)

Historical outstanding dilutive securities not included in diluted loss per common share calculation:

	September 30,
	2010	2009
Convertible preferred stock	—	11,514,506
Outstanding options to purchase common stock	3,508,898	2,809,426
Warrants to purchase common stock and convertible preferred stock	209,017	234,230

Total	3,717,915	14,558,162

Note 3 — Cash, Cash Equivalents and Investments

As of December 31, 2009, our investment portfolio was made up of cash and cash equivalents and mortgage-backed, adjustable-rate securities issued by, or fully collateralized by, the U.S. government or U.S. government-sponsored entities. In May 2010 we sold the mortgage-backed securities and invested the proceeds in cash and cash-equivalent funds and mutual funds invested in highly liquid securities. All investments are classified as short-term and available-for-sale on the accompanying balance sheets.

We owned zero and two securities with unrealized loss positions as of September 30, 2010 and December 31, 2009, respectively. The two securities with the unrealized loss positions as of December 31, 2009 were immaterial and were not other-than-temporarily impaired. We assessed the fundamentals of these securities to identify their individual sources of risk and potential for other-than-temporary impairment. The assessment included a review of performance indicators of the underlying assets in the security, loan-to-collateral value ratios, third-party guarantees, vintage, geographic concentration, industry analyst reports, sector credit ratings, volatility of the security’s fair value, current market liquidity, reset indices, prepayment levels, credit rating downgrades and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment.

The composition of our investment income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Gross interest income	$108	$70	$179	$220
Gross realized gains on investments	—	7	3	7
Gross realized losses on investments	—	(29)	(36)	(38)

Total investment income	$108	$48	$146	$189

Realized gains and losses on sales of investments are calculated based on the specific identification method and related primarily to the sale of mortgage-backed securities.

Note 4 — Fair Value Measurements

The accounting standard for fair value measurements provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. Under this standard, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The accounting standard establishes a fair-value hierarchy that requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required:

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

In May 2010, we sold our remaining mortgage-backed securities and invested the proceeds in cash and cash-equivalent funds and mutual funds invested in highly liquid securities. This sale represented a transfer of the $3.0 million in Level 2 investments as of December 31, 2009 to Level 1 investments as of September 30, 2010. Our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis is as follows:

	September 30, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money market funds	$2,989	$—	$—	$2,989
Money market funds classified as short term investments	31,715	—	—	31,715

Total	$34,704	$—	$—	$34,704

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money market funds	$57,073	$—	$—	$57,073
Mortgage-backed securities	—	2,979	—	2,979

Total	$57,073	$2,979	$—	$60,052

Cash of $446,000 is excluded in our fair-value hierarchy disclosure as of December 31, 2009. Additionally, the fair-value hierarchy disclosure includes restricted cash of $193,000 as of September 30, 2010 and December 31, 2009. Unrealized gains and losses of $0 and $41,000 as of September 30, 2010 and December 31, 2009, respectively, are associated with our short-term investments and are included in accumulated other comprehensive income in the accompanying balance sheets.

Note 5 — Certain Balance Sheet Accounts

Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2010	December 31, 2009
	(in thousands)
Clinical trials	$1,917	$1,868
Contract preclinical research Contract research	41	60
Employee compensation	613	324
Other accruals	907	585

Accrued expenses	$3,478	$2,837

Comprehensive Loss

Comprehensive loss is comprised of net loss and certain changes in equity that are excluded from net loss. Our only component of comprehensive loss is unrealized gains (losses) on available-for-sale securities. There were no unrealized gains (losses) as of September 30, 2010 as we sold the underlying available-for-sale securities during May 2010. The components of comprehensive loss are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Net loss	$(7,555)	$(3,916)	$(22,020)	$(15,507)
Unrealized gain on available-for-sale securities	—	(32)	—	122

Comprehensive loss	$(7,555)	$(3,948)	$(22,020)	$(15,385)

Note 6 —Revenue

We have received Small Business Innovative Research, or SBIR, grants from the National Institutes of Health totaling $4.1 million and $3.2 million through September 30, 2010 and December 31, 2009, respectively. The purpose of the grants is to support the research and development of our product candidates. For the three months ended September 30, 2010 and 2009 and for the nine months ended September 30, 2010 and 2009, we recorded revenue related to these grants of $138,000, $192,000, $748,000 and $315,000, respectively. As of September 30, 2010, $816,000 of funding remained under these grants.

In December 2006, we entered into a funding agreement with The Stanley Medical Research Institute, or SMRI, to develop a proprietary PDE10 inhibitor product candidate for the treatment of schizophrenia. The funding is expected to advance our PDE10 program though the completion of Phase 1 clinical trials. Under the agreement, we may receive grant and equity funding of up to $9.0 million upon achievement of research milestones. We hold the exclusive rights to the technology. In consideration for SMRI’s grant funding, we will become obligated to pay SMRI royalties based on net income, as defined under the agreement, from commercial sales of a PDE10 inhibitor product, not to exceed a set multiple of total grant funding received. If a PDE10 inhibitor product candidate does not reach commercialization, we are not required to repay the grant funds. As of September 30, 2010 and December 31, 2009, we have received a total of $5.7 million from SMRI. As of September 30, 2010, amounts included in the accompanying balance sheet pertaining to this agreement included $360,000 in deferred revenue and $3.2 million from the sale of 255,103 shares of Series E convertible preferred stock, which were recorded at their estimated fair value and subsequently converted to common stock upon the completion of our initial public offering. For the three months ended September 30, 2010 and 2009 and for the nine months ended September 30, 2010 and 2009, we recognized revenue under this agreement of $119,000, $119,000, $343,000 and $350,000, respectively.

In May 2010, we entered into an agreement with The Michael J. Fox Foundation, or MJFF, to provide funding for a study of PDE7 inhibitors for the treatment of Parkinson’s disease. The agreement is for a six-month period and provides funding of actual costs incurred up to a total of $76,000. In consideration of MJFF’s grant funding, MJFF will receive access to the study data results, subject to certain restrictions on data sharing. We hold and will continue to hold the exclusive rights to the technology and have no future obligation to MJFF for royalties or other monetary consideration resulting from the ongoing development of the technology. The funds are being been recognized as grant revenue as the related expenses have been incurred. For the three months and nine months ended September 30, 2010, we recognized grant revenue of $(3,000) and $38,000. Revenue of $464,000 was recognized under a separate agreement with MJFF during 2009.

Note 7 — Commitments and Contingencies

In connection with the funding agreement with SMRI, beginning the first calendar year after commercial sales of a schizophrenia product, if and when a product is commercialized, we may become obligated to pay royalties based on net income, as defined in the agreement, not to exceed a set multiple of total grant funding received. Based on the amount of grant funding received as of September 30, 2010, the maximum amount of royalties payable by us is $12.8 million. We have not paid any such royalties through September 30, 2010.

In July 2008, we entered into a discovery and development agreement with Affitech AS, or Affitech, to isolate and optimize fully human antibodies for our mannan-associated serine protease-2, or MASP-2, program. Under the terms of the agreement, Affitech applied its human antibody libraries and proprietary antibody discovery and screening technologies to generate fully human MASP-2 antibodies for us. In March 2010, we amended the antibody development agreement with Affitech. Under the terms of the amendment, Affitech released us from any future obligations to make royalty or milestone payments in exchange for $500,000. The agreement also stipulates that we can request certain optional services for a fee. The agreement may be terminated for cause by either party, or at any time by us by providing 30 days advance written notice to Affitech. For the three months ended September 30, 2010 and 2009 and for the nine months ended September 30, 2010 and 2009, we recognized research and development expense under this agreement of $0, $0, $500,000 and $200,000, respectively.

In September 2008, we entered into a technology option agreement with Patobios Limited, or Patobios, to evaluate and potentially acquire the intellectual property rights covering Patobios’ G protein-coupled receptor, or GPCR, technology. Under the terms of the agreement, as amended in November 2009, Patobios granted us an option to evaluate the technology over four option periods commencing September 2008 and continuing up to December 2010. In December 2009, we exercised our right to extend the third option period from January 2010 to June 2010 at a cost to us of $542,000 CAD ($516,000 USD). In June 2010, we exercised our right to extend the fourth option period from July 2010 to December 2010 at a cost to us of $500,000 CAD ($487,000 USD). For the three months ended September 30, 2010 and 2009 and for the nine months ended September 30, 2010 and 2009, we recognized research and development expense under this agreement of $0, $0, $497,000 and $471,000, respectively. Under the terms of the agreement, we have the exclusive option to acquire the intellectual property rights, including patents, covering Patobios’ GPCR technology at any time during any of the option periods for a total acquisition price of approximately $10.8 million CAD, of which approximately $7.8 million CAD is payable in cash and $3.0 million CAD is payable in our common stock. In October 2010 we gave notice to Patobios of our intent to exercise our right to purchase Patobios’ GPCR technology. We expect to complete this acquisition in the fourth quarter of 2010.

In October 2008, we entered into an antibody development agreement with North Coast Biologics LLC, or North Coast, to isolate and optimize antibodies for our MASP-2 program. Under the terms of the agreement, North Coast will apply its proprietary antibody discovery and screening technologies to generate MASP-2 antibodies for us. We recorded no research and development expense under this agreement during the three and nine months ended September 30, 2010 and

2009. Under the agreement, we will be required to make additional payments to North Coast of up to $4.0 million upon the achievement of certain development events, such as initiation of clinical trials and the receipt of marketing approval for a drug product containing an antibody developed by North Coast. The agreement also provides us with an option to have North Coast generate antibodies for additional targets. If this option is exercised, we may be required to make additional payments to North Coast for rights to the technology and milestone payments of up to $4.1 million per selected target. In addition, we are obligated to pay North Coast a low single-digit percentage royalty on any of our net sales of drug products containing an antibody developed by North Coast under the agreement. The agreement may be terminated for cause by either party.

In February 2009, we entered into a patent assignment agreement with an individual whereby we acquired all intellectual property rights, including patent applications, related to peroxisome proliferators activated receptor gamma agonists for the treatment and prevention of addictions to substances of abuse, as well as other compulsive behaviors. No payments were made related to the technology acquisition. Under the agreement, we will be required to make payments of up to $2.3 million to the individual upon achievement of certain development events, such as the initiation of clinical trials and receipt of marketing approval. In addition, we are obligated to pay a low single-digit percentage royalty on any net sales of drug products that are covered by any patents that issue from the acquired patent application.

On March 3, 2010, we entered into a license agreement with Daiichi-Sankyo Company, Limited (successor-in-interest to Asubio Pharma Co., Ltd.), or Daiichi, pursuant to which we received an exclusive license to PDE7 inhibitors claimed in certain patents and pending patent applications owned by Daiichi for use in the treatment of movement disorders and other specified indications. Under the agreement, we agreed to make milestone payments to Daiichi of up to $23.5 million upon the achievement of certain events, such as successful completion of preclinical toxicology studies; dosing of human subjects in Phase 1, 2 and 3 clinical trials; receipt of marketing approval of a PDE7 inhibitor product; and reaching specified sales milestones. In addition, Daiichi is entitled to receive from us a low single-digit percentage royalty of any net sales of a PDE7 inhibitor licensed under the agreement by us and/or our sublicensee(s), provided that if the sales are made by a sublicensee, then the amount payable by us to Daiichi is capped at an amount equal to a low double-digit percentage of all royalty and specified milestone payments that we receive from the sublicensee. For the three and nine months ended September 30, 2010, we recognized research and development expense under this agreement of $0 and $25,000.

On April 23, 2010, we entered into an exclusive license agreement with Helion Biotech ApS, or Helion, pursuant to which we received a royalty bearing, worldwide exclusive license in and to all of Helion’s intellectual property rights related to MASP-2 antibodies, polypeptides and methods in the field of inhibition of mannan-binding lectin-mediated activation of the complement system for the prevention, treatment or diagnosis of any disease or condition. Upon execution of the agreement, we made a one-time payment to Helion of $500,000 and agreed to make development and sales milestone payments to Helion of up to an additional $6.9 million upon the achievement of certain events, such as the filing of an Investigational New Drug application with the U.S. Food and Drug Administration; initiation of Phase 2 and 3 clinical trials; receipt of marketing approval; and reaching specified sales milestones. In addition, Helion is entitled to receive from us a low single-digit percentage royalty of any net sales of a MASP-2 inhibitor product that is covered by the patents licensed by us under the agreement. For the three and nine months ended September 30, 2010, we recognized research and development expense under this agreement of $0 and $529,000, respectively.

On September 24, 2010 we exercised our second option to extend our two operating leases for our lab space for a period of one year, extending the termination date for each lease to September 30, 2012.

On October 4, 2010 we extended our current operating lease for our corporate headquarters for an additional 35 months commencing September 1, 2011 and expire on July 31, 2014. We can terminate the lease at any time by us by providing 12 months advance written notice to our lessor.

All amounts outstanding under the BlueCrest Venture Finance Master Fund Limit, or BlueCrest, loan and security agreement have been classified as long-term obligations as of September 30, 2010, as these borrowings were refinanced by Oxford Finance Corporation, or Oxford, on October 21, 2010. For further discussion of the debt refinancing refer to the subsequent events footnote.

Note 8 — Shareholder’s Equity

In July 2010, we entered into an equity line financing facility with Azimuth Opportunity, Ltd., or Azimuth, pursuant to which we may sell up to $40.0 million of our shares of common stock over a 24-month term. From time to time over the 24-month term, and in our sole discretion, we may present Azimuth with draw-down notices requiring Azimuth to purchase a specified dollar amount of shares of our common stock, based on the volume-weighted average price per share on each of 10 consecutive trading days, or the draw down period, with the total dollar amount of each draw down subject to certain agreed-upon limitations based on the market price of our common stock at the time of the draw down. The purchase price for these shares equals the daily volume-weighted average price of our common stock on each date during the draw down period on which shares are purchased, less a discount ranging from 4.00% to 7.00%, based on a minimum price that we solely specify. In addition, in our sole discretion, but subject to certain limitations, we may require Azimuth to purchase a percentage of the daily trading volume of our common stock for each trading day during the draw down period. We are allowed to present Azimuth with up to 24 draw-down notices during the 24-month term, with only one such draw-down notice allowed per draw down period and a minimum of five trading days required between each draw down period. We may not issue more than 4,297,495 shares in connection with the committed equity line financing facility.

In partial consideration for Azimuth’s execution and delivery of the equity line financing facility agreement, we paid to Azimuth $100,000 in cash. We also paid $35,000 of Azimuth’s legal fees and expenses. All costs were charged to general and administrative expense as incurred. No additional legal fees incurred by Azimuth are payable by us in connection with any sale of shares to Azimuth. In connection with this facility, we also entered into a placement agent agreement with Reedland Capital Partners, or Reedland. We have agreed to pay Reedland, upon each sale of our common stock to Azimuth, a fee equal to 0.5% of the aggregate dollar amount of common stock purchased by Azimuth upon settlement of each such sale.

Note 9 — Stock-Based Compensation

Stock Options

In 2008, our board of directors adopted and the shareholders approved the 2008 Equity Incentive Plan, or 2008 Plan. The 2008 Plan provides for the grant of incentive and nonstatutory stock options, restricted stock, stock appreciation rights, performance units and performance shares to employees, directors and consultants and subsidiary corporations’ employees and consultants. 892,857 shares of common stock were initially reserved for issuance under the 2008 Plan. The 2008 Plan also allows any shares returned under our Amended and Restated 1998 Stock Option Plan, or 1998 Plan, as a result of cancellation of options or repurchase of shares issued pursuant to the 1998 Plan, to be issued under the 2008 Plan subject to a maximum limit of 3,084,848 shares. As of September 30, 2010 and December 31, 2009, a total of 352,419 and 321,528 shares, respectively, have been reserved under the 2008 Plan as a result of the cancellation of options or repurchase of shares under the 1998 Plan. In addition, the 2008 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year, beginning with the 2010 fiscal year, equal to the lesser of:

•	five percent of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year;

•	1,785,714 shares; and

•	such other amount as our board of directors may determine.

On January 1, 2010, in accordance with the 2008 Plan annual increase provisions, the authorized shares in the 2008 Plan increased by 1,064,279.

A summary of stock option activity and related information follows:

	Shares Available for Grant	Options Outstanding	Weighted- Average Exercise Price per Share
Balance at December 31, 2009	1,013,256	2,847,549	$1.94
Authorized increase in 2008 Plan shares	1,095,170	—	—
Expired	(30,891)	—	—
Granted	(1,039,235)	1,039,235	6.18
Exercised	—	(219,153)	1.16
Cancelled	158,733	(158,733)	9.82

Balance at September 30, 2010	1,197,033	3,508,898	$2.89

Compensation cost for stock options granted to employees is based on the grant-date fair value and is recognized over the vesting period of the applicable option on a straight-line basis. The estimated per share weighted-average fair value of stock options granted to employees during the nine months ended September 30, 2010 was $4.22.

As stock-based compensation expense is based on options ultimately expected to vest, the expense has been reduced for estimated forfeitures. The fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Expected volatility	75%	78%	75% - 77%	71% - 78%
Expected term (in years)	6.08	6.08	6.08	6.08
Risk-free interest rate	1.72%	2.72%	1.72% - 2.77%	2.13% -2.72%
Expected dividend yield	0%	0%	0%	0%

Stock-Based Compensation Summary. Stock-based compensation expense includes stock options granted to employees and non-employees’ and has been reported in our consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Research and development	$266	$91	$644	$528
General and administrative	308	212	930	714

Total	$574	$303	$1,574	$1,242

In connection with the non-employee options, we recognized expense of $20,000, $(60,000), $72,000 and $94,000 for the three months ended September 30, 2010 and 2009 and for the nine months ended September 30, 2010 and 2009, respectively.

Note 10 — Related-Party Transactions

We conduct research using the services of one of our founders, Pamela Pierce Palmer, M.D., Ph.D. In 2007, we granted Dr. Palmer an option to purchase 20,408 shares of common stock and recognized $5,000, $(29,000), $26,000 and $10,000 of non-cash compensation associated with this option for the three months ended September 30, 2010 and 2009 and for the nine months ended September 30, 2010 and 2009, respectively.

Note 11 — Subsequent Events

Vulcan and LSDF Agreements

On October 21, 2010, we entered into a platform development funding agreement with Vulcan Inc. and its affiliate, which we refer to collectively as Vulcan, pursuant to which we received $20.0 million for our GPCR program from Vulcan. Also on October 21, 2010, we entered into an agreement with the Life Sciences Discovery Fund Authority, a granting agency of the State of Washington, or LSDF, under which we received a $5.0 million grant award from LSDF that will be paid against expenses that we incur for our GPCR program. Pursuant to the Vulcan and LSDF agreements, we have agreed to pay Vulcan and LSDF tiered percentages of the net proceeds derived from the GPCR program.

The percentage rates of net proceeds payable to Vulcan and LSDF decrease as the cumulative net proceeds reach specified thresholds, and the blended percentage rate payable to Vulcan and LSDF in the aggregate is in the mid-teens with respect to the first approximately $1.5 billion of cumulative net proceeds that we receive from our GPCR program. After we have received approximately $1.5 billion of cumulative net proceeds, the percentage rate payable to Vulcan and LSDF in the aggregate decreases to one percent. Pursuant to the agreement with Vulcan, at our option, we may pay a portion of Vulcan’s share of the one percent of net proceeds to a life sciences initiative, or LSI, to be established pursuant to LSDF agreement. The LSI will be a non-profit, tax-exempt organization with a mission to advance life sciences in the State of Washington.

Pursuant to our agreement with Vulcan, we have agreed to purchase from Patobios Limited within 75 days of October 21, 2010 intellectual property assets related to an assay technology for use in the GPCR program for consideration consisting of approximately $10.8 million CAD, of which approximately $7.8 million CAD is payable in cash and $3.0 million CAD is payable in our common stock. We expect to complete the acquisition of these assets in 2010. We also issued to Vulcan three warrants to purchase our common stock, each exercisable for 133,333 shares, with exercise prices of $20, $30 and $40 per share, respectively. The warrants may be exercised for cash or on a “cashless” basis through the surrender at the time of exercise of a number of shares that would otherwise be issuable equal to the fair market value of our common stock at the time of exercise.

Under our agreement with Vulcan, we granted Vulcan a security interest in our personal property related to the GPCR program, other than intellectual property, which security interest shall be junior to any existing or future security interests granted in connection with a financing transaction and which shall be released automatically after Vulcan receives $25.0 million under the agreement. We also agreed not to grant any liens on intellectual property related to the GPCR program. The term of our agreement with Vulcan is 35 years, provided that the term will automatically extend until the cumulative net proceeds that we receive from the GPCR program are approximately $1.5 billion.

Under our agreement with LSDF, after LSDF receives $25.0 million from us, any remaining amounts that would be payable by us to LSDF pursuant to the agreement will instead be paid to LSI. If for any reason LSDF does not provide the full $5.0 million to us, LSDF’s percentage share of net proceeds will be reduced in proportion to the amount it actually pays to us. Our obligations with respect to LSI are limited to creating LSI’s charter documents, incorporating LSI, selecting directors and applying for tax exempt status, all in consultation with LSDF. We have no other obligations, funding or otherwise, to LSI.

The term of our agreement with LSDF expires on the six-month anniversary following the last date that we deliver a report related to our incurrence of grant-funded expenses described in the agreement, provided that certain obligations will survive the expiration of the term. The term of our payment obligations to LSDF is the same as that under our agreement with Vulcan.

In addition, pursuant to our agreements with Vulcan and LSDF, we have agreed (1) to use commercially reasonable efforts to screen at least 75% of the currently known human Class A orphan GPCRs within the next 19 months, subject to possible extensions and (2) to commence a medicinal chemistry effort focused on developing a product candidate with respect to one orphan GPCR for which compounds were identified using the GPCR assay technology.

Oxford Agreement

On October 21, 2010, we entered into a loan and security agreement with Oxford pursuant to which Oxford has agreed to lend us up to $20.0 million in two tranches of $10.0 million each. Upon signing the agreement, we borrowed the first tranche of $10 million, or Tranche 1, approximately $9.0 million of which we used to repay all outstanding amounts, including a 1.0% prepayment fee, due under our loan and security agreement with BlueCrest. Upon payment of the approximately $9.0 million to BlueCrest, all of our liabilities to BlueCrest were paid in full, and all commitments of BlueCrest to us under the loan agreement were terminated.

Under the terms of our loan and security agreement with Oxford, at any time before March 31, 2011 we may, at our sole option, borrow from Oxford the second tranche of $10.0 million, or Tranche 2, subject to our satisfaction of specified conditions precedent described in the agreement. Interest on Tranche 1 accrues at an annual fixed rate of 8.55% and, if borrowed, interest on Tranche 2 will accrue at an annual fixed rate equal to the 3-month LIBOR rate in effect immediately prior to the funding of Tranche 2 plus 8.25%. Payments due under Tranche 1 and, if borrowed, Tranche 2, are interest only, payable monthly, in arrears, through October 31, 2011. Beginning November 1, 2011, 36 payments of principal and interest are payable monthly, in arrears. All unpaid principal and accrued and unpaid interest are due and payable on the maturity date, October 21, 2014.

We made a one-time facility fee payment to Oxford of $50,000 for Tranche 1 and, if we borrow Tranche 2, we will be required to make a second facility fee payment of $50,000. Upon the last payment date of the amounts borrowed from Oxford, we will be required to pay Oxford a final payment fee equal to 5.0% of Tranche 1 ($500,000) and, if borrowed, 5.0% of Tranche 2, provided that the percentage for Tranche 2 will decrease by 0.20% for each month that lapses between the date of the Oxford agreement and the funding date for Tranche 2. As security for its obligations under the Oxford agreement, we granted Oxford a security interest in substantially all of its assets, excluding intellectual property.

Qualifying Therapeutic Discovery Project Program

On October 29, 2010, we were awarded grants totaling approximately $1.7 million from the U.S. government pursuant to the Qualifying Therapeutic Discovery Project Program, of which approximately $1.5 million is available to us in 2010 and the remaining $236,000 will be available to us during the first quarter of 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” and “potential,” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding:

•	the impact on our consolidated financial statements of new FASB guidance for fair-value measurements and disclosures;

•	our ability to advance our PDE10 program through the completion of Phase 1 clinical trials with the funding we may receive from The Stanley Medical Research Institute;

•	our ability to complete the acquisition of intellectual property assets from Patobios in 2010;

•	our ability to borrow from Oxford, at any time before March 31, 2011, the second tranche of $10.0 million available under our debt facility;

•	our ability to release the results from our ongoing Phase 3 clinical program of OMS103HP for ACL reconstruction surgery in the first quarter of 2011;

•	our ability to market OMS103HP by 2012, at the earliest;

•

our expectations regarding the clinical benefits of our product candidates, including whether OMS103HP will be the first commercially available drug delivered directly to the surgical site to improve function following arthroscopic surgery;

•	our capability to continue high-throughput de-orphanization of orphan GPCRs and to develop product candidates that act at these new potential drug targets;

•	our estimates regarding our future net losses, revenues, research and development expenses and sales and marketing, and general and administrative expenses;

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

OMS103HP, our lead PharmacoSurgery product candidate, is in two clinical programs. The first is a Phase 3 clinical program evaluating OMS103HP’s safety and ability to improve postoperative joint function and reduce pain following arthroscopic anterior cruciate ligament, or ACL, reconstruction surgery. The second program is preparing for Phase 3 clinical trials to evaluate OMS103HP’s safety and ability to improve postoperative joint function and reduce pain following arthroscopic partial meniscectomy surgery. We expect to release the results from our ongoing Phase 3 clinical program for ACL reconstruction surgery in the first quarter of 2011. We believe that OMS103HP will, if approved, be the first commercially available drug delivered directly to the surgical site to improve function following arthroscopic surgery.

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

In addition to our PharmacoSurgery platform, we have a deep and diverse pipeline of additional product development programs targeting large market opportunities in inflammation and the CNS covered by a broad intellectual property portfolio. In our Addiction program, we are developing proprietary compositions that include peroxisome proliferator-activated receptor gamma, or PPARg, agonists for the treatment and prevention of addiction to substances of abuse, which may include opioids, nicotine, alcohol and amphetamines, as well as other compulsive behaviors. The National Institute on Drug Abuse, or NIDA, is funding substantially all of the costs of a Phase 2 clinical study evaluating a PPARg agonist in the treatment of addiction to opioids. This Phase 2 clinical study is being conducted by researchers at the New York State Psychiatric Institute, or NYSPI. NIDA is also providing funding to researchers at NYSPI for additional Phase 2 clinical studies evaluating a PPARg agonist in combination with other agents on the use of heroin and nicotine.

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

In our GPCR program, we are working to complete high-throughput de-orphanization of orphan GPCRs, or the identification of synthetic molecules that bind the receptors, and to develop product candidates that act at these new potential drug targets. In June 2010, we successfully identified compounds that interact with, and modulate signaling of, three orphan GPCRs linked to cancer, metabolic disorders and appetite control. On October 21, 2010, we entered into an agreement with Vulcan Inc. and its affiliate, which we refer to collectively as Vulcan, pursuant to which we received $20.0 million for our GPCR program. Also on October 21, 2010, we entered into an agreement with the State of Washington’s Life Sciences Discovery Fund Authority, or LSDF, under which we received a $5.0 million grant award that will be paid against expenses that we incur for our GPCR program. In exchange for these payments, we agreed to pay to Vulcan and LSDF a portion of net proceeds that we receive from the GPCR program. We also issued to the Vulcan affiliate three five-year warrants to purchase our common stock, each for 133,333 shares, with exercise prices of $20, $30 and $40 per share, respectively. Following the receipt of the $20.0 million from Vulcan, we gave notice to Patobios Limited, or Patobios, of the exercise of our right to purchase from Patobios intellectual property assets related to an assay technology for use in the GPCR program. The purchase price for these assets is approximately $10.8 million Canadian dollars, or CAD, of which approximately $7.8 million CAD is payable in cash and $3.0 million CAD is payable in our common stock. We expect to complete the acquisition of these assets in 2010.

We have incurred significant losses since our inception. As of September 30, 2010, our accumulated deficit was $140.4 million and total shareholders’ equity was $22.9 million. We recognized net losses of $7.6 million, $3.9 million, $22.0 million and $15.5 million for the three months ended September 30, 2010 and 2009 and for the nine months ended September 30, 2010 and 2009, respectively. These losses have resulted principally from expenses incurred in connection with research and development activities, consisting primarily of preclinical studies, clinical trials and manufacturing services associated with our current product candidates. Compared to 2009, we expect our net losses in 2010 to increase as we continue to advance our clinical trials, expand our research and development efforts and add personnel as well as laboratory and office space for our anticipated growth.

Revenue

We have recognized $6.0 million of revenue from inception (June 16, 1994) through September 30, 2010, consisting of grant funding from third parties. In October 2010, we received $20.0 million from Vulcan as well as a $5.0 million grant award from LSDF for our GPCR program. We expect to recognize a portion of this funding from Vulcan and LSDF as revenue as research is performed in our GPCR program. Other than grant funding, we do not expect to receive any revenue from our product candidates until we receive regulatory approval and commercialize the products or until we potentially enter into collaborative agreements with third parties for the development and commercialization of our product candidates. We continue to pursue government and private grant funding for our product candidates and research programs. If our development efforts for any of our product candidates result in clinical success and regulatory approval or collaboration agreements with third parties, we could generate revenue from those product candidates.

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

Research and development expenses from inception (July 16, 1994) to September 30, 2010 were $95.7 million. Our research and development expenses can be divided into clinical research and development and preclinical research and development activities. The following table illustrates our expenses associated with these activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Clinical Research and Development
Salaries, benefits and related costs	$931	$873	$2,635	$2,784
Clinical Trials	1,138	589	2,213	1,751
Manufacturing services, consulting, laboratory supplies, and other costs	1,094	510	3,415	1,222
Other costs	288	249	826	826
Stock-based compensation	146	53	352	306

Total Clinical Research and Development Expenses	3,597	2,274	9,441	6,889
Preclinical Research and Development
Salaries, benefits and related costs	719	602	2,369	1,933
Research and preclinical studies, consulting, laboratory supplies, and other costs	485	423	3,325	2,134
Other costs	394	354	1,090	1,113
Stock-based compensation	121	39	293	222

Total Preclinical Research and Development Expenses	1,719	1,418	7,077	5,402

Total Research and Development Expenses	$5,316	$3,692	$16,518	$12,291

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

At this time, due to the inherently unpredictable nature of preclinical and clinical development processes and given the early stage of our preclinical product development programs, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for potential commercialization. Clinical development timelines, the probability of success and development costs can differ materially from expectations. While we are currently focused on advancing each of our product development programs, our future research and development expenses will depend on the clinical success of each product candidate, as well as ongoing assessments of each product candidate’s commercial potential. In addition, we cannot forecast with any degree of certainty which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. We expect our research and development expenses to increase in the future as we continue the advancement of our clinical trials and preclinical product development programs as well as accelerate and expand our research efforts in our GPCR program.

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

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive, legal, finance, accounting, business development, information technology and human resource functions. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, patent costs and professional fees for legal, consulting and audit services. We expect our general and administrative expenses to increase in the future as we add additional employees and facilities to support our anticipated growth as a public company.

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

As stock-based compensation expense is based on options ultimately expected to vest, the expense has been reduced for estimated forfeitures. The fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions during the years ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Expected volatility	75%	78%	75% - 77%	71% - 78%
Expected term (in years)	6.08	6.08	6.08	6.08
Risk-free interest rate	1.72%	2.72%	1.72% - 2.77%	2.13% -2.72%
Expected dividend yield	0%	0%	0%	0%

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

We believe that the values assigned to our available-for-sale securities as of September 30, 2010 and December 31, 2009 are fairly stated in accordance with GAAP and are based upon reasonable estimates and assumptions. In addition, we believe that the cost basis for our available-for-sale securities are recoverable in all material respects.

Results of Operations

Comparison of Three Months Ended September 30, 2010 and September 30, 2009

Revenue. Revenue was $254,000 for the three months ended September 30, 2010 compared with $442,000 for the three months ended September 30, 2009. The decrease was primarily due to our recognition of less revenue in connection with the completion of research funded by grants from the National Institutes of Health, or NIH, for certain of our preclinical programs and for research funded by a grant from The Michael J. Fox Foundation, or the MJFF, for our PDE7 program.

Research and Development Expenses. Research and development expenses were $5.3 million for the three months ended September 30, 2010 compared with $3.7 million for the three months ended September 30, 2009. The increase was due primarily to higher contract service and consulting costs associated with several of our clinical and preclinical programs and an increase in employee expenses.

General and Administrative Expenses. General and administrative expenses were $2.4 million for the three months ended September 30, 2010 compared with $1.3 million for the three months ended September 30, 2009. The increase was primarily due to higher costs associated with being a public company and an increase in employee expenses.

Investment Income. Investment income was $108,000 for the three months ended September 30, 2010 compared with $47,000 for the three months ended September 30, 2009. The increase was due primarily to a dividend on investments received during the 2010 period.

Interest Expense. Interest expense was $362,000 for the three months ended September 30, 2010 compared with $540,000 for the three months ended September 30, 2009. The decrease was primarily due to lower interest paid on our notes payable to BlueCrest Venture Finance Master Fund Limited, or BlueCrest, due to a lower principal balance.

Other Income (Expense). Other income was $189,000 for the three months ended September 30, 2010 compared with $1.1 million for the three months ended September 30, 2009. The decrease was primarily due to the absence of the fair value adjustment of our warrants in the 2010 period. Upon completion of our IPO in October 2009, all of our preferred stock warrants were converted into common stock warrants, resulting in the reclassification of the preferred stock warrant liability to equity and no further requirement for us to record the change in fair value of the warrants.

Comparison of Nine Months Ended September 30, 2010 and September 30, 2009

Revenue. Revenue was $1.1 million for the nine months ended September 30, 2010 compared with $1.0 million for the nine months ended September 30, 2009. The increase was primarily due to our recognition of additional revenue in connection with grants from the NIH, and was partially offset by a decrease in revenue recognized from a grant from the MJFF for our PDE7 program.

Research and Development Expenses. Research and development expenses were $16.5 million for the nine months ended September 30, 2010 compared with $12.3 million for the nine months ended September 30, 2009. The increase was due primarily to higher contract service and consulting costs associated with several of our clinical and preclinical programs and an increase in employee expenses. This increase also included a one-time payment of $500,000 to Helion for an exclusive license to intellectual property rights for our MASP-2 program, and a one-time payment to Affitech AS of $500,000 in exchange for its agreement to release us from any future obligations to make royalty or milestone payments under our MASP-2 antibody development agreement.

General and Administrative Expenses. General and administrative expenses were $6.2 million for the nine months ended September 30, 2010 compared with $4.2 million for the nine months ended September 30, 2009. The increase was primarily due to higher costs associated with being a public company and an increase in employee expenses.

Investment Income. Investment income was $146,000 for the nine months ended September 30, 2010 compared with $189,000 for the nine months ended September 30, 2009. The decrease was due primarily to lower market rates.

Interest Expense. Interest expense was $1.2 million for the nine months ended September 30, 2010 compared with $1.7 million for the nine months ended September 30, 2009. The decrease was primarily due to lower interest paid on our notes payable to BlueCrest due to a lower principal balance.

Other Income (Expense). Other income was $606,000 for the nine months ended September 30, 2010 compared with $1.5 million for the nine months ended September 30, 2009. The decrease was primarily due to the absence of the fair value adjustment of our warrants in the 2010 period. Upon completion of our IPO in October 2009, all of our preferred stock warrants were converted into common stock warrants, resulting in the reclassification of the preferred stock warrant liability to equity and no further requirement for us to record the change in fair value of the warrants.

Liquidity and Capital Resources

Since inception to September 30, 2010, we have financed our operations primarily through private and public placements of equity securities for proceeds totaling $139.2 million and through a debt facility with loan proceeds totaling $17.0 million. The proceeds have been used to fund our operations. As of September 30, 2010, we had $34.5 million in cash, cash equivalents and short-term investments. Our cash, cash equivalents and short-term investment balances are held principally in interest-bearing instruments, including money market accounts. Cash in excess of immediate requirements is invested in accordance with established guidelines to preserve principal and maintain liquidity.

On October 21, 2010, we entered into an agreement with Vulcan Inc. and its affiliate, which we refer to collectively as Vulcan, pursuant to which we received $20.0 million for our GPCR program. Also on October 21, 2010, we entered into an agreement with the State of Washington’s Life Sciences Discovery Fund Authority under which we received a $5.0 million grant award that will be paid against expenses that we incur for our GPCR program. Following the receipt of the $20.0 million from Vulcan, we gave notice to Patobios Limited, or Patobios, of the exercise of our right to purchase from Patobios intellectual property assets related to an assay technology for use in the GPCR program. The purchase price for these assets is approximately $10.8 million Canadian dollars, or CAD, of which approximately $7.8 million CAD is payable in cash and $3.0 million CAD is payable in our common stock. We expect to complete the acquisition of these assets in 2010. For more information, please see “Note 11 — Subsequent Events” in the accompanying consolidated financial statements.

In addition, on October 21, 2010 we entered into a $20.0 million debt facility with Oxford Finance Corporation, or Oxford, pursuant to which Oxford has agreed to lend us up to $20.0 million in two tranches of $10.0 million each. Upon signing the agreement, we borrowed the first tranche of $10.0 million, approximately $9.0 million of which we used to repay all outstanding amounts, including a 1.0% prepayment fee, due under our loan and security agreement with BlueCrest. Under our agreement with Oxford, at any time before March 31, 2011 we may, at our sole option, borrow from Oxford the second tranche of $10.0 million, subject to our satisfaction of specified conditions precedent described in the agreement. For more information, please see “Note 11 — Subsequent Events” in the accompanying consolidated financial statements.

Also, on October 29, 2010, we were awarded grants totaling approximately $1.7 million from the U.S. government pursuant to the Qualifying Therapeutic Discovery Project Program, of which approximately $1.5 million is available to us in 2010 and the remaining $236,000 will be available to us during the first quarter of 2011.

Operating activities. Net cash used in operating activities of $21.1 million for the nine months ended September 30, 2010 was primarily due to the net loss for the period of $22.0 million and changes in operating assets and liabilities of $1.3 million, offset in part by $2.0 million of non-cash stock-based compensation, depreciation and amortization. Net cash used in operating activities of $14.5 million for the nine months ended September 30, 2009 was primarily due to the net loss of 15.5 million, $1.0 million of deferred offering costs, and $863,000 from the remeasurement of preferred stock warrant as well as success fee liabilities related to our loan from BlueCrest offset in part by $1.2 million of non-cash stock-based compensation.

Investing activities. Net cash provided by investing activities was $27.0 million for the nine months ended September 30, 2010 primarily due to the proceeds from the sale of investments during the period. Net cash provided by investing activities was $4.2 million for the nine months ended September 30, 2009 primarily due to the proceeds from the sale of investments during the period.

Financing activities. Net cash used in financing activities was $3.9 million for the nine months ended September 30, 2010 primarily as a result of principal payments under our notes payable to BlueCrest. Net cash used in financing activities was $1.0 million for the nine months ended September 30, 2009 primarily due to principal payments to BlueCrest on our notes payable, offset by the sale shares of our convertible preferred stock.

In July 2010, we entered into an equity line financing facility with Azimuth Opportunity, Ltd., or Azimuth, pursuant to which we may sell up to $40.0 million of our shares of common stock over a 24-month term. From time to time over the 24-month term, and in our sole discretion, we may present Azimuth with draw-down notices requiring Azimuth to purchase a specified dollar amount of shares of our common stock, based on the volume-weighted average price per share on each of 10 consecutive trading days, or the draw down period, with the total dollar amount of each draw down subject to certain agreed-upon limitations based on the market price of our common stock at the time of the draw down. The purchase price for these shares equals the daily volume-weighted average price of our common stock on each date during the draw down period on which shares are purchased, less a discount ranging from 4.00% to 7.00%, based on a minimum price that we solely specify. In addition, in our sole discretion, but subject to certain limitations, we may require Azimuth to purchase a percentage of the daily trading volume of our common stock for each trading day during the draw down period. We are allowed to present Azimuth with up to 24 draw-down notices during the 24-month term, with only one such draw-down notice allowed per draw down period and a minimum of five trading days required between each draw down period. We may not issue more than 4,297,495 shares in connection with the committed equity line financing facility.

In partial consideration for Azimuth’s execution and delivery of the purchase agreement for the facility, we paid to Azimuth $100,000 in cash. We also paid $35,000 of Azimuth’s legal fees and expenses. All costs were charged to general and administrative expense as incurred. No additional legal fees incurred by Azimuth are payable by us in connection with any sale of shares to Azimuth. In connection with this facility, we entered into a placement agent agreement with Reedland Capital Partners, or Reedland. We have agreed to pay Reedland, upon each sale of our common stock to Azimuth, a fee equal to 0.5% of the aggregate dollar amount of common stock purchased by Azimuth upon settlement of each such sale.

As of September 30, 2010, our notes payable balance was $8.9 million, consisting primarily of notes payable to BlueCrest. On October 21, 2010, we entered into a $20.0 million debt facility with Oxford pursuant to which Oxford agreed to lend us up to $20.0 million in two tranches of $10.0 million each. Upon signing the agreement, we borrowed the first tranche of $10.0 million, or Tranche 1, approximately $9.0 million of which we used to repay all outstanding amounts, including a 1.0% prepayment fee, due under our loan and security agreement with BlueCrest. As a result of our intent and ability to refinance the BlueCrest notes with the Oxford debt facility that requires interest-only payments until October 31, 2011, we classified the entire notes payable balance to BlueCrest as a long-term liability as of September 30, 2010. Upon payment of the approximately $9.0 million to BlueCrest on October 21, 2010, all of our liabilities to BlueCrest were paid in full, and all commitments of BlueCrest to us under the loan agreement were terminated.

Under the terms of our agreement with Oxford, at any time before March 31, 2011 we may, at our sole option, borrow from Oxford the second tranche of $10 million, or Tranche 2, subject to our satisfaction of specified conditions precedent described in the agreement. We may use the proceeds remaining from Tranche 1 and, if borrowed, Tranche 2, for working capital and to fund our general business requirements. Interest on Tranche 1 accrues at an annual fixed rate of 8.55% and, if borrowed, interest on Tranche 2 will accrue at an annual fixed rate equal to the 3-month LIBOR rate in effect immediately prior to the funding of Tranche 2 plus 8.25%. Payments due under Tranche 1 and, if borrowed, Tranche 2, are interest only, payable monthly, in arrears, through October 31, 2011. Beginning November 1, 2011, 36 payments of principal and interest are payable monthly, in arrears. All unpaid principal and accrued and unpaid interest are due and payable on the maturity date, October 21, 2014.

The Oxford loan agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, and repurchase stock, in each case subject to customary exceptions for a credit facility of this size and type. The loan agreement contains no cash covenant. The loan agreement also contains customary events of default that include, among other things, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, material adverse change default (as defined in the agreement), cross default to material indebtedness, bankruptcy and insolvency defaults, material judgment defaults, and a change of control default. We have no indication that we are in default of the material adverse change clause, and no scheduled loan payments have been accelerated as a result of this provision. The occurrence of an event of default could result in the acceleration of the obligations under the loan agreement. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default at a per annum rate equal to 5.0% above the otherwise applicable interest rate.

We made a one-time facility fee payment to Oxford of $50,000 for Tranche 1 and, if we borrow Tranche 2, we will be required to make a second facility fee payment of $50,000. Upon the last payment date of the amounts borrowed under from Oxford, we will be required to pay Oxford a final payment fee equal to 5.0% of Tranche 1 ($500,000) and, if borrowed, 5.0% of Tranche 2, provided that the percentage for Tranche 2 will decrease by 0.20% for each month that lapses between the date of the Oxford loan agreement and the funding date for Tranche 2. As security for our obligations under the loan agreement, we granted Oxford a security interest in substantially all of our assets, excluding intellectual property. We may prepay all, but not less than all, of the outstanding principal and accrued and unpaid interest under the loan agreement at any time upon prior notice to Oxford and the payment of a fee equal to 1.0% of the then-outstanding principal amount. In connection with the Oxford loan agreement, we incurred debt issuance costs of $161,000 through October 21, 2010.

In December 2006, we entered into a funding agreement with The Stanley Medical Research Institute, or SMRI, to develop a proprietary product candidate that inhibits PDE10 for the treatment of schizophrenia. Under the agreement, we may receive grant and equity funding upon achievement of product development milestones through Phase 1 clinical trials totaling $9.0 million, subject to our mutual agreement with SMRI. As of September 30, 2010, we had received $5.7 million from SMRI, $2.1 million of which was recorded as revenue, $3.2 was recorded as equity funding and $360,000 remains in deferred revenue.

In May 2010, we entered into an additional agreement with the MJFF to provide funding for a study of PDE7 inhibitors for the treatment of Parkinson’s disease. The agreement was for a six-month period and provides funding of actual costs incurred up to a total of $76,000. We received a payment of $38,000 in July 2010.

Funding Requirements

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our anticipated operating expenses, capital expenditures and note payments for at least the next 12 months. We base this estimate on assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and to the extent that we may or may not enter into collaborations with third parties to participate in development and commercialization, we are unable to estimate the amounts of increased capital requirements and operating expenditures required in the future. Our future operating and capital requirements will depend on many factors, including:

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

•

the terms and timing of payments of any collaborative or licensing agreements that we have or may establish, including pursuant to our agreements with Daiichi-Sankyo Company, Limited, Helion Biotech, ApS, LSDF, North Coast Biologics and Vulcan;

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

•

the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to these types of transactions other than with Patobios as described below;

•

our ability to complete the acquisition of intellectual property assets for use in our GPCR program from Patobios for approximately $10.8 million CAD, of which approximately $7.8 million CAD is payable in cash and $3.0 million CAD is payable in our common stock;

•	whether we receive grant funding for our programs;

•	our degree of success in commercializing OMS103HP and other product candidates; and

•	the extent to which we draw down funds under our committed equity line financing facility with Azimuth or pursuant to our loan agreement with Oxford.

We do not anticipate generating revenue from the sale of our product candidates until 2012 at the earliest. We expect our continuing operating losses to result in an increasing total amount of cash used in operations over the next several years. To the extent our capital resources are insufficient to meet our future capital requirements, we will need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Except for our committed equity line financing facility with Azimuth Opportunity, Ltd. and our loan agreement with Oxford, we currently do not have any commitments for future external funding. Additional equity or debt financing or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently, or enter into corporate collaborations at an earlier stage of development than we might otherwise choose. In addition, any future equity funding will dilute the ownership of our equity investors.

Contractual Obligations and Commitments

There have been no significant changes during the nine months ended September 30, 2010 to the items that we disclosed as our contractual obligations and commitments in our Form 10-K for the year ended December 31, 2009, except as follows:

In April 2010, we entered into an Exclusive License Agreement with Helion Biotech, ApS, or Helion, pursuant to which we received a royalty bearing, worldwide exclusive license in and to all of Helion’s intellectual property rights related to MASP-2 antibodies, polypeptides and methods in the field of inhibition of mannan-binding lectin-mediated activation of the complement system for the prevention, treatment or diagnosis of any disease or condition. Upon execution of the agreement, we made a one-time payment to Helion of $500,000 and agreed to make development and sales milestone payments to Helion of up to an additional $6.9 million upon the achievement of certain events, such as the filing of an Investigational New Drug application with the U.S. Food and Drug Administration; initiation of Phase 2 and 3 clinical trials; receipt of marketing approval; and reaching specified sales milestones. In addition, Helion is entitled to receive from us a low single-digit percentage royalty of any net sales of a MASP-2 inhibitor product that is covered by the patents licensed by us under the agreement.

On September 24, 2010, we exercised our second option to extend two operating leases for our lab space for a period of one year, extending the termination date for each lease to September 30, 2012.

In addition, after September 30, 2010, we entered into the following contractual obligations and commitments:

On October 4, 2010 we extended our current operating lease for our corporate headquarters for an additional 35 months commencing September 1, 2011 and ending on July 31, 2014. We can terminate the lease at any time by providing 12 months advance written notice to the lessor.

On October 21, 2010, we entered into an agreement with Vulcan Inc. and its affiliate, which we refer to collectively as Vulcan, pursuant which we received $20.0 million for our GPCR program. Also on October 21, 2010, we entered into an agreement with the State of Washington’s Life Sciences Discovery Fund Authority, or LSDF, under which we received a $5.0 million grant award that will be paid against expenses that we incur for our GPCR program. Pursuant to the Vulcan and LSDF agreements, we agreed to pay Vulcan and LSDF tiered percentages of the net proceeds derived from our GPCR program. The percentage rates of net proceeds payable to Vulcan and LSDF decrease as the cumulative net proceeds reach specified thresholds, and the blended percentage rate payable to Vulcan and LSDF in the aggregate is in the mid-teens with respect to the first approximately $1.5 billion of cumulative net proceeds that we receive from our GPCR program. After we have received approximately $1.5 billion of cumulative net proceeds, the percentage rate payable to Vulcan and LSDF in the aggregate decreases to one percent.

Pursuant to our agreement with Vulcan, we have agreed to purchase from Patobios Limited within 75 days intellectual property assets related to an assay technology for use in our GPCR program for consideration consisting of approximately $10.8 million CAD, of which approximately $7.8 million CAD is payable in cash and $3.0 million CAD is payable in our common stock. We expect to complete the acquisition of these assets in 2010. In addition, pursuant to our agreements with Vulcan and LSDF, we have agreed (1) to use commercially reasonable efforts to screen at least 75% of the currently known human Class A orphan GPCRs within the next 19 months, subject to possible extensions and (2) to commence a medicinal chemistry effort focused on developing a product candidate with respect to one orphan GPCR for which compounds were identified using the GPCR assay technology. For more information, please see “Note 11 — Subsequent Events” in the accompanying consolidated financial statements.

On October 21, 2010, we entered into a loan and security agreement with Oxford Finance Corporation, or Oxford, pursuant to which Oxford has agreed to lend us up to $20.0 million in two tranches of $10.0 million each. Upon signing the agreement, we borrowed the first tranche of $10 million, or Tranche 1, approximately $9.0 million of which we used to repay all outstanding amounts, including a 1.0% prepayment fee, due under our loan and security agreement with BlueCrest. Upon payment of the approximately $9.0 million to BlueCrest, all of our liabilities to BlueCrest were paid in full, and all commitments of BlueCrest to us under the loan agreement were terminated.

Under the terms of our loan and security agreement with Oxford, at any time before March 31, 2011 we may, at our sole option, borrow from Oxford the second tranche of $10.0 million, or Tranche 2, subject to our satisfaction of specified conditions precedent described in the agreement. Interest on Tranche 1 accrues at an annual fixed rate of 8.55% and, if borrowed, interest on Tranche 2 will accrue at an annual fixed rate equal to the 3-month LIBOR rate in effect immediately prior to the funding of Tranche 2 plus 8.25%. Payments due under Tranche 1 and, if borrowed, Tranche 2, are interest only, payable monthly, in arrears, through October 31, 2011. Beginning November 1, 2011, 36 payments of principal and interest are payable monthly, in arrears. All unpaid principal and accrued and unpaid interest are due and payable on the maturity date, October 21, 2014.

We made a one-time facility fee payment to Oxford of $50,000 for Tranche 1 and, if we borrow Tranche 2, we will be required to make a second facility fee payment of $50,000. Upon the last payment date of the amounts borrowed from Oxford, we will be required to pay Oxford a final payment fee equal to 5.0% of Tranche 1 ($500,000) and, if borrowed, 5.0% of Tranche 2, provided that the percentage for Tranche 2 will decrease by 0.20% for each month that lapses between the date of the Oxford agreement and the funding date for Tranche 2. As security for its obligations under the Oxford agreement, we granted Oxford a security interest in substantially all of its assets, excluding intellectual property.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily confined to our investment securities and notes payable. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality. As of September 30, 2010, we had cash, cash equivalents and short-term investments of $34.5 million. We have invested these funds in highly liquid, investment-grade securities in accordance with our investment policy. The securities in our investment portfolio are not leveraged and are classified as available for sale. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates and with our current portfolio of short term investments, we are not exposed to potential loss due to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2010. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 21, 2009, our former chief financial officer, Richard J. Klein, filed a lawsuit against us and some of our current and former directors in the United States District Court for the Western District of Washington. Mr. Klein alleges in his complaint that we, among other things, violated the Federal False Claims Act, wrongfully discharged his employment in violation of public policy and defamed him. Mr. Klein seeks, among other things, damages in an amount to be proven at trial, actual litigation expenses and his reasonable attorneys’ fees and damages for loss of future earnings. On October 4, 2009, we filed with the court our amended answer to Mr. Klein’s allegations, generally denying his claims and bringing counterclaims against Mr. Klein for breach of contract, misappropriation of trade secrets and breach of fiduciary duty. Mr. Klein filed an answer with the court generally denying our counterclaims. On January 8, 2010, the court dismissed all of our non-executive directors from the case with prejudice, and on July 27, 2010, Mr. Klein withdrew his defamation claim. Subsequently, Mr. Klein has alleged that we inappropriately drew down funds to which we were not entitled under NIH grants. We are vigorously defending ourselves against Mr. Klein’s claims and seek, among other things, our attorneys’ fees and costs incurred in defending this action.

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

Risks Related to Our Product Candidates, Programs and Operations

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

We have not been profitable and have generated substantial operating losses since we were incorporated in June 1994. We had net losses of approximately $22.0 million and $15.5 million for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, we had an accumulated deficit of approximately $140.4 million. We expect to incur additional losses for at least the next several years and cannot be certain that we will ever achieve profitability. As a result, our business is subject to all of the risks inherent in the development of a new business enterprise, such as the risks that we may be unable to obtain additional capital needed to support the preclinical and clinical expenses of development and commercialization of our product candidates, to develop a market for our potential products, to successfully transition from a company with a research and development focus to a company capable of commercializing our product candidates and to attract and retain qualified management as well as technical and scientific staff.

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

•

purchase the equipment and research tools and pay all of the related research and development costs necessary to screen orphan GPCRs and commence related medicinal chemistry efforts as required pursuant to our GPCR program funding agreements with Vulcan and LSDF;

•	continue research and development in all of our programs;

•	make milestone payments to our collaborators;

•	make principal and interest payments when due under our debt facility with Oxford Finance Corporation;

•	initiate and conduct clinical trials for other product candidates; and

•	launch and commercialize any product candidates for which we receive regulatory approval.

In addition, we have elected under our Exclusive Technology Option Agreement with Patobios Limited to purchase intellectual property assets related to an assay technology for use in our GPCR program for approximately $10.8 million CAD, of which approximately $7.8 million CAD is payable in cash and $3.0 million CAD is payable in our common stock. We expect to complete the acquisition of these assets in the 2010.

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

In October 2010 we borrowed $10.0 million pursuant to the terms of a loan and security agreement with Oxford. In addition, at any time before March 31, 2011 we may, at our sole option, borrow from Oxford an additional $10.0 million, subject to our satisfaction of specified conditions precedent described in the loan agreement. As collateral for these loans, we pledged substantially all of our assets, other than intellectual property. Our agreement with Oxford restricts our ability to incur additional indebtedness, pay dividends and engage in significant business transactions such as a change of control of Omeros, so long as we owe any amounts to Oxford under the agreement. Any of these restrictions could significantly limit our operating and financial flexibility and ability to respond to changes in our business or competitive activities. In addition, if we default under our agreement, Oxford may have the right to accelerate all of our repayment obligations under the agreement and to take control of our pledged assets, which include our cash, cash equivalents and short-term investments, potentially requiring us to renegotiate our agreement on terms less favorable to us. Further, if we are liquidated, Oxford’s right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. An event of default under the loan and security agreement includes the occurrence of any material adverse effect upon our business operations, properties, assets, results of operations or financial condition, taken as whole with respect to our viability, that would reasonably be expected to result in our inability to repay the loan. If Oxford declares a default upon the occurrence of any event that it interprets as having a material adverse effect upon us as defined under our agreement, we will be required to repay the loan immediately or to attempt to reverse Oxford’s declaration through negotiation or litigation. Any declaration by Oxford of an event of default could significantly harm our business and prospects and could cause our stock price to decline. If we raise any additional debt financing, the terms of such debt could further restrict our operating and financial flexibility.

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

We do not have a sales and marketing organization and Omeros has never sold, marketed or distributed any biopharmaceutical product. Developing an internal sales force is expensive and time-consuming and commonly is commenced 18 months in advance of product launch. Any delay in developing an internal sales force could impact the timing of any product launch. If we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenues are likely to be lower than if we market and sell any approved product candidates that we develop ourselves. Factors that may inhibit our efforts to commercialize our approved product candidates without collaboration partners include:

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

Our agreements with Vulcan and LSDF contain covenants that may limit our ability to redirect research and development efforts away from our GPCR program to other programs that may be more profitable or for which there is a greater likelihood of success.

On October 21, 2010, we received $20.0 million from an affiliate of Vulcan Inc., which we refer to collectively as Vulcan, for our GPCR program, as well as an additional $5.0 million grant award from the Life Sciences Discovery Fund Authority, or LSDF, that will be paid against expenses that we incur for our GPCR program. In exchange for these payments, we agreed to pay Vulcan and LSDF a portion of net proceeds that we receive from the GPCR program. Pursuant to our agreements with Vulcan and the LSDF, we are required to comply with certain covenants, including ones that require us (1) to use commercially reasonable efforts to screen at least 75% of the currently known human Class A orphan GPCRs within 19 months from the dates of the agreements, subject to possible extensions, and (2) to commence a medicinal chemistry effort focused on developing a product candidate with respect to one orphan GPCRs and cause at least six employees and consultants to dedicate a substantial portion of their time to such activities. These covenants require us to commit substantial resources to activities that we may, absent such covenants, otherwise elect to abandon or delay in favor of other opportunities or to preserve our cash. Further, if we do not comply with these covenants, Vulcan or LSDF could declare that we are in default, which could significantly harm our business and prospects and could cause our stock price to decline.

Our agreements with Vulcan and LSDF include terms that may reduce the purchase price that a third party would be willing to pay for the GPCR program or for us in a change of control, should we elect to proceed with either of such transactions.

Under our agreement with Vulcan, if we decide to sell or assign all or substantially all of the assets in our GPCR program prior to the time that Vulcan has received $60.0 million from our agreement, Vulcan may require that the purchaser assume all of our rights and obligations pursuant to the agreement, including our obligation to pay tiered percentages of net proceeds that we receive from the GPCR program. The term of the Vulcan agreement is at least 35 years. If, at our option, we elect to assign the LSDF agreement in connection with sale of the GPCR program, a potential purchaser would also have to assume similar payment obligations to LSDF. Potential purchasers of our GPCR program may be less inclined to purchase the program because of these obligations. Further, even if they are willing to assume our rights and obligations, they may be unwilling to pay as much for our GPCR program as they would be without such requirement. In addition, if we are acquired in a change of control, the acquiring party will be required to assume our rights and obligations under the Vulcan and LSDF agreements. A party that wants to acquire us through a change of control may also be less inclined to do so or not be willing to pay as much to acquire us because of the Vulcan and LSDF agreements.

We have granted Vulcan a lien on all of our GPCR assets, excluding intellectual property, that provides Vulcan a right, senior to our shareholders, to receive proceeds generated from a liquidation of our GPCR assets as well as potentially limiting our operating and financial flexibility.

We have granted Vulcan a lien on all of our GPCR assets, excluding intellectual property, to secure our obligations under our agreement with Vulcan. This lien is, and will be, junior to security interests we grant to third parties, such as Oxford, in connection with indebtedness for borrowed money. The lien will automatically be released once we have paid Vulcan or its affiliate $25.0 million out of net proceeds received from the GPCR program. If we default under our agreement with Vulcan, in certain circumstances Vulcan may, subject to the rights of any holders of senior security interests, take control of such pledged assets. We have also agreed with Vulcan not to grant any liens on our GPCR-related intellectual property related to our cellular redistribution assay, subject to specified exceptions. If we are liquidated, Vulcan’s right to receive any payments then due under our agreement would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation of our GPCR program assets. Further, the junior lien and negative pledge on our intellectual property restricts our operating and financial flexibility, potentially limiting our ability to pursue business opportunities and making it more difficult for us to respond to changes in our business.

LSDF may not fund all or any of the $5.0 million grant award.

We have not yet received any of the $5.0 million of funding under the grant award we received from LSDF. LSDF’s grant award is only paid against certain costs we incur in the GPCR program. If LSDF believes that we have breached our agreement before we have received the entire $5.0 million available under the grant award, LSDF may refuse to provide us any further funding, in which case we will have less resources to advance our GPCR program and to meet the covenants related to our GPCR program set forth in our agreements with Vulcan and LSDF.

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

The patent positions of pharmaceutical, biotechnology and other life sciences companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date in the United States, and tests used for determining the patentability of patent claims in all technologies are in flux. The pharmaceutical, biotechnology and other life sciences patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Further, the determination that a patent application or patent claim meets all of the requirements for patentability is a subjective determination based on the application of law and jurisprudence. For example, in the United States, a determination of patentability by the USPTO or validity by a court or other trier of fact requires a determination that the claimed invention has utility and is both novel and non-obvious to those of ordinary skill in the art in view of prior known publications and public information, and that the patent specification supporting the claim adequately describes the claimed invention, discloses the best mode known to the inventors for practicing the invention, and discloses the invention in a manner that enables one of ordinary skill in the art to make and use the invention, such as for our target-based technologies. The ultimate determination by the USPTO or by a court of other trier of fact in the United States, or corresponding foreign national patent offices or courts, on whether a claim meets all requirements of patentability cannot be assured. Although we have conducted searches for third-party publications, patents and other information that may impact the patentability of claims in our various patent applications and patents, we cannot be certain that all relevant information has been identified. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or patent applications, our licensed patents or patent applications or in third-party patents.

Our issued PharmacoSurgery patents have terms that will expire December 12, 2014 and, if our pending PharmacoSurgery patent applications issue as patents, October 20, 2019 for OMS103HP, July 30, 2023 for OMS302 and March 17, 2026 for OMS201, not taking into account any extensions due to potential adjustment of patent terms resulting from USPTO delays. We cannot assure you that any of these patent applications will be found to be patentable, including over our prior art patents, or will issue as patents or of the scope of any claims that may issue from these pending and future patent applications, or the outcome of any proceedings by any potential third parties that could challenge the patentability, validity or enforceability of our patents and patent applications in the United States or foreign jurisdictions, which could limit patent protection for our product candidates and materially harm our business.

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

On September 21, 2009, Mr. Klein filed a lawsuit against us and some of our current and former directors in the United States District Court for the Western District of Washington, alleging, among other things, that we violated the Federal False Claims Act, wrongfully discharged his employment in violation of public policy and defamed him. Mr. Klein seeks, among other things, damages in an amount to be proven at trial, actual litigation expenses and his reasonable attorneys’ fees and damages for loss of future earnings. On January 8, 2010, the court dismissed all of our non-executive directors from the case with prejudice, and on July 27, 2010 Mr. Klein withdrew his defamation claim. Subsequently, Mr. Klein has alleged that we inappropriately drew down funds to which we were not entitled under NIH grants. Although we have been advised by outside employment and corporate counsel that we have meritorious defenses to Mr. Klein’s allegations, and we are defending against the claims vigorously, neither the outcome of the litigation nor the amount and range of potential damages or exposure associated with the litigation can be assessed with certainty. Further, defending this lawsuit may consume our time and resources, harm our reputation and the reputations of our current and former directors, and materially negatively affect our financial position and cause our stock price to decline.

As a public company we incur increased costs and demands on management as a result of complying with the laws and regulations affecting public companies, which could affect our operating results.

As a public company we incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will continue to incur costs associated with corporate governance requirements, including first-year compliance under the Sarbanes-Oxley Act, as well as rules implemented by the SEC and the NASDAQ Stock Market. In addition, on July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say-on-pay” and proxy access. The requirements of these rules and regulations may increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. We also expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage than used to be available. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

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

•	FDA or international regulatory actions, including failure to receive regulatory approval for any of our product candidates;

•	announcements regarding the progress of our GPCR program;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	quarterly variations in our results of operations or those of our competitors;

•	our ability to develop and market new and enhanced product candidates on a timely basis;

•	announcements by us or our competitors of acquisitions, regulatory approvals, clinical milestones, new products, significant contracts, commercial relationships or capital commitments;

•	third-party coverage and reimbursement policies;

•	additions or departures of key personnel;

•	commencement of, or our involvement in, litigation;

•	our ability to meet our repayment and other obligations under our debt facility with Oxford Finance Corporation, pursuant to which we borrowed $10.0 million on October 21, 2010;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	changes in earnings estimates or recommendations by securities analysts;

•	any major change in our board or management;

•	general economic conditions and slow or negative growth of our markets; and

•	political instability, natural disasters, war and/or events of terrorism.

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

Although we plan to seek to raise additional capital, except for our committed equity line financing facility described below, we have no commitments for additional capital and cannot be certain that it will be available on acceptable terms, if at all. Continued disruptions in the global equity and credit markets may further limit our ability to access capital. To the extent that we raise additional funds by issuing equity securities, including pursuant to our committed equity line financing facility, our shareholders may experience significant dilution. Any debt financing, if available, may restrict our operations similar to our debt facility with Oxford Finance Corporation. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or one or more of our other research and development initiatives. We also could be required to seek collaborators for one or more of our current or future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than otherwise might be available or to relinquish or license on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves. We also may have insufficient funds or otherwise be unable to advance our preclinical programs, such as potential new drug targets developed from our GPCR program, to a point where they can generate revenue through partnerships, collaborations or other arrangements. Any of these events could significantly harm our business and prospects and could cause our stock price to decline.

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

Approximately 5.3 million shares of common stock that are either subject to outstanding warrants or subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Committed Equity Line Financing Facility

On July 28, 2010, we entered into a common stock purchase agreement with Azimuth providing for a financing arrangement that is sometimes referred to as a committed equity line financing facility. The common stock purchase agreement provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to $40.0 million of shares of our common stock over the 24-month term of the common stock purchase agreement under certain specified conditions and limitations, provided that in no event may we sell more than 4,297,495 shares of common stock, which is equal to one share less than 20% of our outstanding shares of common stock on July 28, 2010, the closing date of the common stock purchase agreement.

From time to time over the term of the common stock purchase agreement, and in our sole discretion, we may present Azimuth with draw down notices requiring Azimuth to purchase a specified dollar amount of shares of our common stock, based on the volume-weighted average price per share on each of 10 consecutive trading days, or the draw down period, with the total dollar amount of each draw down subject to certain agreed-upon limitations based on the market price of our common stock at the time of the draw down. In addition, in our sole discretion, but subject to certain limitations, we may require Azimuth to purchase a percentage of the daily trading volume of our common stock for each trading day during the draw down period. We are allowed to present Azimuth with up to 24 draw down notices during the term of the common stock purchase agreement, with only one such draw down notice allowed per draw down period and a minimum of five trading days required between each draw down period.

Once presented with a draw down notice, Azimuth is required to purchase a pro rata portion of the shares on each trading day during the trading period on which the daily volume weighted average price for our common stock exceeds a threshold price determined solely by us for such draw down. The per share purchase price for these shares equals the daily volume weighted average price of our common stock on each date during the draw down period on which shares are purchased, less a discount ranging from 4.00% to 7.00%, based on a minimum price we specify. If the daily volume weighted average price of our common stock falls below the threshold price on any trading day during a draw down period, the common stock purchase agreement provides that Azimuth will not be required to purchase the pro rata portion of shares of common stock allocated to that day.

In partial consideration for Azimuth’s execution and delivery of the common stock purchase agreement, we paid to Azimuth $100,000 in cash. As of the date of this report, no shares of common stock have been issued to Azimuth pursuant to the common stock purchase agreement. The issuance of any shares of common stock to Azimuth pursuant to the terms of the common stock purchase agreement is exempt from registration under the Securities Act of 1933, as amended, pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(2) of and Regulation D under the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS

Exhibit Number	Description

4.1*	Registration Rights Agreement dated July 28, 2010 between the registrant and Azimuth Opportunity, Ltd.

10.1*	Common Stock Purchase Agreement dated July 28, 2010 between the registrant and Azimuth Opportunity, Ltd.

10.2*	Engagement Letter dated July 28, 2010 between the registrant and Reedland Capital Partners.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on July 29, 2010 (File No. 001-34475).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEROS CORPORATION

Date: November 4, 2010	/s/ Gregory A. Demopulos
Gregory A. Demopulos, M.D.
President, Chief Executive Officer
and Chairman of the Board of Directors

INDEX OF EXHIBITS

Exhibit Number	Description

4.1*	Registration Rights Agreement dated July 28, 2010 between the registrant and Azimuth Opportunity, Ltd.

10.1*	Common Stock Purchase Agreement dated July 28, 2010 between the registrant and Azimuth Opportunity, Ltd.

10.2*	Engagement Letter dated July 28, 2010 between the registrant and Reedland Capital Partners.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on July 29, 2010 (File No. 001-34475).