Form 10-Q
period 2011-03-31
OMEROS CORP
filed 2011-05-10
CIK 1285819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 6, 2011, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 22,137,812.

OMEROS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2011

INDEX

		Page
Part I — Financial Information		3
Item 1.	Financial Statements	3
	Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010	3
	Consolidated Statements of Operations for the Three Months Ended March 31, 2011 and 2010 and for the period from June 16, 1994 (inception) through March 31, 2011	4
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010 and for the period from June 16, 1994 (inception) through March 31, 2011	5
	Notes to the Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	25
Part II — Other Information		25
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	26
Item 6.	Exhibits	45
Signatures		47

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OMEROS CORPORATION

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,921	$3,278
Short-term investments	39,715	38,715
Grant and other receivables	1,295	1,479
Prepaid expenses and other current assets	346	282

Total current assets	45,277	43,754
Property and equipment, net	2,127	1,622
Restricted cash	193	193
Other assets	156	135

Total assets	$47,753	$45,704

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,639	$2,398
Accrued expenses	3,899	4,567
Deferred revenue	7,283	8,014
Current portion of notes payable	2,202	395

Total current liabilities	15,023	15,374
Notes payable, less current portion	18,058	9,860
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01 per share: authorized shares – 20,000,000; issued and outstanding – none	—	—
Common stock, par value $0.01 per share:
Authorized shares — 150,000,000 at March 31, 2011 (unaudited) and December 31, 2010;
Issued and outstanding shares—22,137,812 and 21,920,836 at March 31, 2011 (unaudited) and December 31, 2010, respectively	221	219
Additional paid-in capital	168,580	167,838
Deficit accumulated during the development stage	(154,129)	(147,587)

Total shareholders’ equity	14,672	20,470

Total liabilities and shareholders’ equity	$47,753	$45,704

See notes to consolidated financial statements

OMEROS CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,		Period from June 16, 1994 (Inception) through March 31,
	2011	2010	2011
Revenue	$1,239	$378	$8,181
Operating expenses:
Research and development	5,425	5,082	108,053
Acquired in-process research and development	—	—	10,891
General and administrative	2,264	1,721	48,766

Total operating expenses	7,689	6,803	167,710

Loss from operations	(6,450)	(6,425)	(159,529)
Investment income	17	17	5,561
Interest expense	(293)	(452)	(4,659)
Loss on extinguishment of debt	—	—	(296)
Other income, net	184	199	4,794

Net loss	$(6,542)	$(6,661)	$(154,129)

Basic and diluted net loss per common share	$(0.30)	$(0.31)

Weighted-average shares used to compute basic and diluted net loss per common share	22,056,590	21,293,895

See notes to consolidated financial statements

OMEROS CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,		Period from June 16, 1994 (Inception) through March 31,
	2011	2010	2011
Operating activities
Net loss	$(6,542)	$(6,661)	$(154,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	168	124	2,642
Stock-based compensation expense	458	473	14,288
Change in fair value of preferred stock warrant values and success fee liability	—	—	(253)
Non-cash interest expense	56	60	538
Loss on extinguishment of debt	—	—	296
Other than temporary impairment and loss on sale of investment securities	—	6	275
Write-off of deferred public offering costs	—	—	1,948
Acquired in-process research and development	—	—	10,891
Changes in operating assets and liabilities, net of nura acquisition in 2006:
Grant and other receivables	184	(307)	5
Prepaid expenses and other current and noncurrent assets	(41)	(20)	(258)
Deferred public offering costs	—	—	(1,948)
Accounts payable and accrued expenses	(1,436)	(1,153)	4,891
Deferred revenue	(722)	(87)	10,132

Net cash used in operating activities	(7,875)	(7,565)	(110,682)

Investing activities
Purchases of property and equipment	(682)	(365)	(3,561)
Purchase of Patobios intellectual property assets	—	—	(7,631)
Reimbursement of Patobios intellectual property assets	—	—	7,631
Purchases of investments	(9,000)	(2)	(214,869)
Proceeds from the sale of investments	8,000	9,000	129,889
Proceeds from the maturities of investments	—	223	45,026
Cash paid for acquisition of nura, net of cash acquired of $87	—	—	(212)

Net cash (used in) provided by investing activities	(1,682)	8,856	(43,727)

Financing activities
Proceeds from issuance of common stock upon initial public offering, net of offering costs of $6,388	—	—	61,812
Proceeds from borrowings under note payable, net of loan origination costs and prepayment penalty	9,942	—	36,612
Payments on notes payable	(28)	(1,327)	(19,609)
Proceeds from issuance of common stock upon exercise of stock options	286	30	1,255
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	78,234
Other, net	—	—	26

Net cash provided by (used in) financing activities	10,200	(1,297)	158,330

Net increase (decrease) in cash and cash equivalents	643	(6)	3,921
Cash and cash equivalents at beginning of period	3,278	820	—

Cash and cash equivalents at end of period	$3,921	$814	$3,921

Supplemental cash flow information
Cash paid for interest	$221	$393	$4,046

Issuance of common stock to Patobios in connection with purchase of intellectual property assets	$—	$—	$3,146

Issuance of warrants	$—	$—	$1,235

Preferred stock and common stock issued in connection with nura acquisition	$—	$—	$14,070

Property acquired under capital lease	$—	$—	$201

See notes to consolidated financial statements

Note 1 — Organization and Significant Accounting Policies

Organization

We are a biopharmaceutical company committed to discovering, developing and commercializing products focused on inflammation, coagulopathies and disorders of the central nervous system. Our most clinically advanced product candidates are derived from our proprietary PharmacoSurgery™ platform designed to improve clinical outcomes of patients undergoing arthroscopic, ophthalmological, urological and other surgical and medical procedures. We are a development-stage company. Our efforts have been devoted to conducting research and development of our products, to developing our patent portfolio and to raising equity capital.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information as of March 31, 2011 and for the three months ended March 31, 2011 and 2010, includes all adjustments, which include normal recurring adjustments, necessary to present fairly our interim financial information. The December 31, 2010 balance sheet reflects a $500,000 increase and decrease to long term notes payable and accrued expenses to conform to the current presentation. The consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

The accompanying unaudited consolidated financial statements and notes to financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Our consolidated financial statements include the financial position and results of operations of Omeros and nura, inc., or nura, our wholly owned subsidiary. The acquisition of nura was accounted for as a purchase of assets, and the results of nura have been included in our results since August 11, 2006.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In 2009, the Financial Accounting Standards Board, or FASB, issued an Accounting Standards Update, or ASU, related to revenue recognition that amends the previous guidance on arrangements with multiple deliverables. This guidance provides principles and application guidance on whether multiple deliverables exist, how the arrangements should be separated, and how the consideration should be allocated. It also clarifies the method to allocate revenue in an arrangement using the estimated selling price. We adopted this standard effective January 1, 2011 and it had no impact on our financial statements.

In January 2010, the FASB issued guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The guidance pertaining to Level 1 and Level 2 measurements was effective for the year ended December 31, 2010. The adoption of this guidance did not have a material impact on our consolidated financial statements. The guidance pertaining to Level 3 reconciliation disclosures will be effective for the year ending December 31, 2011. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In 2010, the FASB issued an ASU related to revenue recognition that applies to arrangements with milestones relating to research or development deliverables. This guidance provides criteria that must be met to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. We adopted this standard effective January 1, 2011 and it had no impact on our financial statements.

Note 2 — Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of unrestricted common shares and dilutive common share equivalents outstanding for the period, determined using the treasury-stock method and the as if-converted method.

The basic and diluted net loss per share amounts for the three months ended March 31, 2011 and 2010 were computed based on the shares of common stock outstanding during the respective periods. The following table presents the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2011	2010
Historical
Numerator:
Net loss	$(6,542)	$(6,661)

Denominator:
Denominator for basic and diluted net loss per share	22,056,590	21,293,895

Basic and diluted net loss per common share	$(0.30)	$(0.31)

Historical outstanding dilutive securities not included in diluted loss per share calculation:

	March 31,
	2011	2010
Outstanding options to purchase common stock	3,380,745	3,339,633
Warrants to purchase common stock	609,016	209,017

Total	3,989,761	3,548,650

Note 3 — Cash, Cash Equivalents and Investments

Our investment portfolio is made up of cash and cash equivalents and short-term investments that are classified as available-for-sale on the accompanying balance sheets. We did not own any securities with unrealized loss positions as of March 31, 2011 or December 31, 2010.

The composition of our investment income is as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Gross interest income	$17	$23
Gross realized losses on investments	—	(6)

Total investment income	$17	$17

Realized gains and losses on sales of investments are calculated based on the specific identification method.

Note 4 — Fair-Value Measurements

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

Our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis is as follows:

	March 31, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money market funds classified as cash equivalents	$3,054	$—	$—	$3,054
Money market funds classified as short-term investments	39,715	—	—	39,715

Total	$42,769	$—	$—	$42,769

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money market funds classified as cash equivalents	$2,323	$—	$—	$2,323
Money market funds classified as short-term investments	38,715	—	—	38,715

Total	$41,038	$—	$—	$41,038

Cash of $1.1 million was excluded in our fair-value hierarchy disclosure as of March 31, 2011 and December 31, 2010. Additionally, the fair-value hierarchy disclosure includes restricted cash of $193,000 as of March 31, 2011 and December 31, 2010. There were no unrealized gains and losses associated with our short-term investments as of March 31, 2011 or December 31, 2010.

Note 5 — Certain Balance Sheet Accounts

Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2011	December 31, 2010
	(in thousands)
Clinical trials	$1,693	$2,548
Employee compensation	1,131	974
Contract preclinical research	180	157
Other accruals	895	888

Accrued expenses	$3,899	$4,567

Comprehensive Loss

Comprehensive loss is comprised of net loss and certain changes in equity that are excluded from net loss. Our only component of comprehensive loss is unrealized gains (losses) on available-for-sale securities. The components of comprehensive loss are as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Net loss	$(6,542)	$(6,661)
Unrealized gain on available-for-sale securities	—	(1)

Comprehensive loss	$(6,542)	$(6,662)

Note 6 — Notes Payable

In October 2010, we entered into a loan and security agreement with Oxford Finance Corporation, or Oxford, pursuant to which Oxford agreed to lend us up to $20.0 million in two tranches of $10.0 million each. Upon signing the agreement, we borrowed the first tranche of $10 million, or Tranche 1. In March 2011, we borrowed the second tranche of $10.0 million, or Tranche 2. Interest on Tranche 1 and Tranche 2 accrues at annual fixed rates of 8.55% and 8.56%, respectively.

Upon the last payment date of Tranche 2, we will be required to pay Oxford a final payment fee equal to 4.0% of Tranche 2 ($400,000). The final payment fee was recorded as a discount to the Tranche 2 note and is being amortized to interest expense using the effective interest method over the repayment term of the initial loan amount. In connection with Tranche 2, we incurred debt issuance costs of $58,000 that were capitalized and included in other assets in the balance sheet. Included in these debt issuance costs is a one-time facility fee payment to Oxford of $50,000. The debt issuance costs are being amortized to interest expense using the effective interest method over the term of the initial loan amount. Total non-cash interest expense associated with our borrowings under the Tranche 1 and Tranche 2 notes includes amortization of the discount and debt issuance costs of $42,000 and $14,000, respectively, for the three months ended March 31, 2011. Please see Note 6 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 for additional information regarding the Tranche 1 note.

Note 7 — Revenue

We have received Small Business Innovative Research, or SBIR, grants from the National Institutes of Health since inception totaling $4.1 million through March 31, 2011. The purpose of the grants is to support research and development of our product candidates. For the three months ended March 31, 2011 and 2010, we recorded revenue related to these grants of $88,000 and $283,000, respectively. As of March 31, 2011, $600,000 of funding remained under these grants.

In December 2006, we entered into a funding agreement with The Stanley Medical Research Institute, or SMRI, to develop a proprietary PDE10 inhibitor product candidate for the treatment of schizophrenia. Under the agreement, we may receive grant and equity funding of up to $9.0 million upon achievement of product development milestones through Phase 1 clinical trials, subject to our mutual agreement with SMRI. We hold the exclusive rights to the technology. In consideration for SMRI’s grant funding, we will become obligated to pay SMRI royalties based on net income, as defined under the agreement, from commercial sales of a PDE10 inhibitor product, not to exceed a set multiple of total grant funding received. If a PDE10 inhibitor product candidate does not reach commercialization, we are not required to repay the grant funds. Through March 31, 2011, we have received a total of $5.7 million from SMRI. As of March 31, 2011, amounts included in the accompanying balance sheet pertaining to this agreement included $94,000 in deferred revenue. In addition, in 2007 and 2009 we sold 255,103 shares of Series E convertible preferred stock to SMRI for $3.2 million, which shares were subsequently converted to common stock in connection with our initial public offering. For the three months ended March 31, 2011 and 2010, we recognized revenue under this agreement of $133,000 and $95,000, respectively.

In October 2010, we entered into a platform development funding agreement with Vulcan Inc. and its affiliate, which we refer to collectively as Vulcan, pursuant to which we received $20.0 million for our GPCR program from Vulcan. Of the funds received from Vulcan, we recorded $10.8 million as a reduction of the cost of the intellectual property assets we purchased from Patobios, $994,000 was recorded in equity for the fair value of warrants issued to Vulcan, and the remaining $8.2 million was recorded as deferred revenue. The deferred revenue balance is being recognized as revenue or as a reduction of the costs of assets purchased in direct proportion to the related GPCR expenses as they are incurred. Also in October 2010, we entered into an agreement with the Life Sciences Discovery Fund Authority, a granting agency of the State of Washington, or LSDF, under which we received a $5.0 million grant award from LSDF that will be paid to us as reimbursement of expenses that we incur or equipment that we purchase for our GPCR program. For the three months ended March 31, 2011, we have recorded reductions to the Vulcan deferred revenue balance of $557,000, which includes $547,000 recognized as revenue and $10,000 recorded as cost reductions to assets. As of March 31, 2011, amounts included in the accompanying balance sheet pertaining to the Vulcan agreement included

$7.2 million in deferred revenue. For the three months ended March 31, 2011, we recognized revenue of $471,000 under the LSDF agreement. See additional discussion of the Vulcan and LSDF agreements under Note 8.

Note 8 — Commitments and Contingencies

In connection with our funding agreement with SMRI, beginning the first calendar year after commercial sales of a schizophrenia product, if and when a product is commercialized, we may become obligated to pay royalties based on net income, as defined in the agreement, not to exceed a set multiple of total grant funding received. Based on the amount of grant funding received as of March 31, 2011, the maximum amount of royalties payable by us is $12.8 million. We have not paid any such royalties through March 31, 2011.

In July 2008, we entered into a discovery and development agreement with Affitech AS, or Affitech, to develop fully human antibodies for our mannan-associated serine protease-2, or MASP-2, program. In March 2010, we amended the antibody development agreement. Under the terms of the amendment, Affitech irrevocably released us from any future obligations to make royalty or milestone payments related to the fully human antibodies that Affitech had developed for us in exchange for $500,000. The agreement also stipulates certain optional services that may be requested by us for a fee. The agreement may be terminated for cause by either party, or at any time by us by providing 30 days advance written notice to Affitech. For the three months ended March 31, 2011 and 2010, we recognized research and development expense under this agreement of $0 and $500,000, respectively.

In October 2008, we entered into an antibody development agreement with North Coast Biologics LLC, or North Coast, to isolate and optimize antibodies for our MASP-2 program. We recorded no research and development expense under this agreement during the three months ended March 31, 2011 and 2010. Under the agreement, we will be required to make additional payments to North Coast of up to $4.0 million upon the achievement of certain development events, such as initiation of clinical trials and the receipt of marketing approval for a drug product containing an antibody developed by North Coast. The agreement also provides us with an option to have North Coast generate antibodies for additional targets. If this option is exercised, we may be required to make additional payments to North Coast for rights to the technology and milestone payments of up to $4.1 million per selected target. In addition, we are obligated to pay North Coast a low single-digit percentage royalty on any of our net sales of drug products containing an antibody developed by North Coast under the agreement. The agreement may be terminated for cause by either party.

In February 2009, we entered into a patent assignment agreement with an individual whereby we acquired all intellectual property rights, including patent applications, related to peroxisome proliferators activated receptor gamma agonists for the treatment and prevention of addictions to substances of abuse, as well as other compulsive behaviors. No payments were made related to the technology acquisition. In February 2011, we amended the patent assignment agreement to include all intellectual property rights, including patent applications, related to nutraceuticals or dietary supplements that increase PPARg activity. Under the agreement, we will be required to make payments of up to $3.8 million in total, for both PPARg agonists and nutraceuticals or dietary supplements that increase PPARg activity, to the individual upon achievement of certain development events, such as the initiation of clinical trials and receipt of marketing approval. In addition, we are obligated to pay a low single-digit percentage royalty on any net sales of drug products that are covered by any patents that issue from the acquired patent application. We recorded no research and development expense under the patent assignment agreement during the three months ended March 31, 2011 and 2010.

In March 2010, we entered into a license agreement with Daiichi-Sankyo Co., Ltd. (successor-in-interest to Asubio Pharma Co., Ltd.), or Daiichi, pursuant to which we received an exclusive license to PDE7 inhibitors claimed in certain patents and pending patent applications owned by Daiichi for use in the treatment of movement disorders and other specified indications. In February 2011, we amended the agreement to include addiction and compulsive disorders in the field of use. Under the amended agreement, we agreed to make milestone payments to Daiichi of up to $30.2 million upon the achievement of certain events, such as successful completion of preclinical toxicology studies; dosing of human subjects in Phase 1, 2 and 3 clinical trials; receipt of marketing approval of a PDE7 inhibitor product; and reaching specified sales milestones. In addition, Daiichi is entitled to receive from us a low single-digit percentage royalty of any net sales of a PDE7 inhibitor licensed under the agreement by us and/or our sublicensee(s), provided that if the sales are made by a sublicensee, then the amount payable by us to Daiichi is capped at an amount equal to a low double-digit percentage of all royalty and specified milestone payments that we receive from the sublicensee. We recognized research and development expense under this agreement of $13,000 and $25,000 for the three months ended March 31, 2011 and 2010, respectively.

In April 2010, we entered into an exclusive license agreement with Helion Biotech ApS, or Helion, pursuant to which we received a royalty bearing, worldwide exclusive license in and to all of Helion’s intellectual property rights related to MASP-2 antibodies, polypeptides and methods in the field of inhibition of mannan-binding lectin-mediated activation of the complement system for the prevention, treatment or diagnosis of any disease or condition. Upon execution of the agreement, we made a one-time payment to Helion of $500,000 that was recognized as research and development expense and agreed to make development and sales milestone payments to Helion of up to an additional $6.9 million upon the achievement of certain events, such as the filing of an Investigational New Drug application with the U.S. Food and Drug Administration; initiation of Phase 2 and 3 clinical trials; receipt of marketing approval; and reaching specified sales milestones. In addition, Helion is entitled to receive from us a low single-digit percentage royalty of any net sales of a MASP-2 inhibitor product that is covered by the patents licensed by us under the agreement. We recognized no research and development expense under this agreement for the three months ended March 31, 2011.

In September 2008, we entered into a technology option agreement with Patobios Limited, or Patobios, to evaluate and potentially acquire the intellectual property rights covering Patobios’ G protein-coupled receptor, or GPCR, technology. Under the terms of the agreement, as amended in November 2009, Patobios granted us an option to evaluate the technology over four option periods commencing September 2008 and continuing up to December 2010. Under the terms of the agreement, we had the exclusive option to acquire the intellectual property rights, including patents, covering Patobios’ GPCR technology at any time during any of the option periods. We made a non-refundable payment of $200,000 CAD ($188,000 USD) to Patobios following execution of the agreement for the first nine-month option period and a payment of $522,000 CAD ($471,000 USD) for the second six-month option period, all of which was charged to research and development expense. As of December 31, 2009, the second option period was automatically extended until January 2010 at a cost to us of $108,000 CAD ($104,000 USD) and we exercised our right to extend the third option period from January 2010 to June 2010 at a cost to us of $542,000 CAD ($516,000 USD), which was recorded as expense in 2009. In June 2010, we exercised our right to extend the fourth option period from July 2010 to December 2010 at a cost to us of $500,000 CAD ($487,000 USD). In October 2010 we gave notice to Patobios of our intent to exercise our right to purchase Patobios’ GPCR technology. In November 2010, we completed the acquisition from Patobios of intellectual property assets related to an assay technology for use in our GPCR program. The purchase price of these assets was $10.8 million, of which approximately $7.6 million was paid in cash and $3.2 million was paid in the form of 379,039 shares of our common stock. We have no royalty or milestone payment obligations to Patobios. As Vulcan funded the purchase of these assets, we have no cost basis in the assets acquired. For the three months ended March 31, 2011 and 2010, we recognized research and development expense under the Patobios agreement of $0 and $10,000, respectively.

In connection with our funding agreements with Vulcan and LSDF discussed in Note 7, we have agreed to pay Vulcan and LSDF tiered percentages of the net proceeds derived from the GPCR program. The percentage rates of net proceeds payable to Vulcan and LSDF decrease as the cumulative net proceeds reach specified thresholds, and the blended percentage rate payable to Vulcan and LSDF in the aggregate is in the mid-teens with respect to the first approximately $1.5 billion of cumulative net proceeds that we receive from our GPCR program. After we have received approximately $1.5 billion of cumulative net proceeds, the percentage rate payable to Vulcan and LSDF in the aggregate decreases to one percent. Pursuant to the agreement with Vulcan, at our option, we may pay a portion of Vulcan’s share of the one percent of net proceeds to a life sciences initiative, or LSI, to be established in accordance with the LSDF agreement. The LSI will be a non-profit, tax-exempt organization with a mission to advance life sciences in the State of Washington.

As discussed above, in November 2010, pursuant to our agreement with Vulcan, we purchased from Patobios intellectual property assets related to an assay technology for use in the GPCR program. We also issued to Vulcan three warrants to purchase our common stock, each with a five-year term and exercisable for 133,333 shares, with exercise prices of $20, $30 and $40 per share, respectively. The warrants may be exercised for cash or on a “cashless” basis through the surrender at the time of exercise of a number of shares that would otherwise be issuable equal to the fair market value of our common stock at the time of exercise. Under our agreement with Vulcan, we granted Vulcan a security interest in our personal property related to the GPCR program, other than intellectual property, which security interest shall be junior to any existing or future security interests granted in connection with a financing transaction and which shall be released automatically after Vulcan receives $25.0 million under the agreement. We also agreed not to grant any liens on intellectual property related to the GPCR program. The term of our agreement with Vulcan is 35 years, provided that the term will automatically extend until the cumulative net proceeds that we receive from the GPCR program are approximately $1.5 billion.

Under our agreement with LSDF, after LSDF receives $25.0 million from us, any remaining amounts that would be payable by us to LSDF pursuant to the agreement will instead be paid to LSI. Our obligations with respect to LSI are limited to creating LSI’s charter documents, incorporating LSI, selecting directors and applying for tax exempt status, all in consultation with LSDF. We have no other obligations, funding or otherwise, to LSI. The term of our agreement with LSDF expires on the six-month anniversary following the last date that we deliver a report related to our incurrence of grant-funded expenses described in the agreement, provided that certain obligations will survive the expiration of the term. The term of our payment obligations to LSDF is the same as that under our agreement with Vulcan. In addition, pursuant to our agreements with Vulcan and LSDF, we have agreed (1) to use commercially reasonable efforts to screen at least 75% of the currently known human Class A orphan GPCRs within 19 months from the date of the agreements, subject to possible extensions and (2) to commence a medicinal chemistry effort focused on developing a product candidate with respect to one orphan GPCR for which compounds were identified using the GPCR assay technology.

Note 9 – Shareholders’ Equity

In May 2011, we entered into an equity line financing facility with Azimuth Opportunity, Ltd., or Azimuth, pursuant to which we may sell up to $40.0 million of our shares of common stock over a 24-month term. From time to time over the 24-month term, and in our sole discretion, we may present Azimuth with draw-down notices requiring Azimuth to purchase a specified dollar amount of shares of our common stock, based on the volume-weighted average price per share on each of 10 consecutive trading days, or the draw down period, with the total dollar amount of each draw down subject to certain agreed-upon limitations based on the market price of our common stock at the time of the draw down. The purchase price for these shares equals the daily volume-weighted average price of our common stock on each date during the draw down period on which shares are purchased, less a discount ranging from 3.00% to 6.00%, based on a minimum price that we solely specify. In addition, in our sole discretion, but subject to certain limitations, we may require Azimuth to purchase a percentage of the daily trading volume of our common stock for each trading day during the draw down period. We are allowed to present Azimuth with up to 24 draw-down notices during the 24-month term, with only one such draw-down notice allowed per draw down period and a minimum of five trading days required between each draw down period. We may not issue more than 4,427,562 shares in connection with the committed equity line financing facility. We have not drawn down funds under this facility.

In connection with this facility, we entered into a placement agent agreement with Reedland Capital Partners, an Institutional Division of Financial West Group, or FWG/Reedland. Pursuant to the agreement we have agreed to reimburse up to $10,000 of FWG/Reedland’s reasonable legal expenses in connection with any filing made pursuant to FINRA Rule 5110, and to pay FWG/Reedland, upon each sale of our common stock to Azimuth under the Purchase Agreement, a fee equal to 0.5% of the aggregate dollar amount of common stock purchased by Azimuth upon settlement of each such sale.

Note 10 — Stock-Based Compensation

Stock Options

Our 2008 Equity Incentive Plan, or 2008 Plan, provides for the grant of incentive and nonstatutory stock options, restricted stock, stock appreciation rights, performance units and performance shares to employees, directors and consultants and subsidiary corporations’ employees and consultants. The 2008 Plan also allows any shares returned under our Amended and Restated 1998 Stock Option Plan, or 1998 Plan, as a result of cancellation of options or repurchase of shares issued pursuant to the 1998 Plan, to be issued under the 2008 Plan subject to a maximum limit of 3,084,848 shares. In addition, the 2008 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year, beginning with the 2010 fiscal year, equal to the lesser of:

•	five percent of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year;

•	1,785,714 shares; and

•	such other amount as our board of directors may determine.

On January 1, 2011 in accordance with the 2008 Plan annual increase provisions, the authorized shares in the 2008 Plan increased by 1,096,041 shares. For the three months ended March 31, 2011, the authorized shares in the 2008 Plan have increased by an additional 6,857 shares as a result of the cancellation of options under the 1998 Plan. As of March 31, 2011, a total of 3,417,169 shares were reserved for issuance under the 2008 Plan.

A summary of stock option activity and related information follows:

	Options Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2010	3,589,292	$3.09
Granted	35,300	6.42
Exercised	(216,976)	1.32
Forfeited	(26,871)	5.53

Balance at March 31, 2011	3,380,745	$3.32	6.95	$15,984,080

Exercisable at March 31, 2011	2,401,190	$2.03	6.13	$14,392,917

Compensation cost for stock options granted to employees is based on the grant-date fair value and is recognized over the vesting period of the applicable option on a straight-line basis. As of March 31, 2011, we had approximately $3.6 million of unrecognized compensation expense related to our unvested stock options. We expect to recognize this compensation expense over a weighted-average period of approximately 2.85 years.

As stock-based compensation expense is based on options ultimately expected to vest, the expense has been reduced for estimated forfeitures. The fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2011	2010
Weighted-average estimated fair value	$4.52	$4.16
Weighted-average Assumptions:
Expected volatility	82%	77%
Expected term (in years)	5.96	6.08
Risk-free interest rate	2.50%	2.77%
Expected dividend yield	0%	0%

Stock-Based Compensation Summary. Stock-based compensation expense includes stock options granted to employees and non-employees’ and has been reported in our consolidated statements of operations as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Research and development	$248	$176
General and administrative	210	297

Total	$458	$473

In connection with the non-employee options, we recognized expense of $56,000 and $19,000 for the three months ended March 31, 2011 and 2010, respectively.

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

•	our capability to continue high-throughput surrogate de-orphanization of orphan GPCRs and to develop product candidates that act at these new potential drug targets;

•	our estimates regarding our future net losses, revenues, research and development expenses and sales and marketing, and general and administrative expenses;

•	our expectation that none of our product candidates will be commercially available until 2013, if at all;

•	our estimate regarding how long our existing cash, cash equivalents and short-term investments will be sufficient to fund our anticipated operating expenses, capital expenditures and note payments;

•	our belief that an increase in market rates would not have a material negative impact on the realized value of our investment portfolio; and

•

our involvement in potential claims and legal proceedings, the expected course and costs of existing claims and legal proceedings, and the potential outcomes and effects of both existing and potential claims and legal proceedings on our business, prospects, financial condition and results of operations.

Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks, uncertainties and other factors described in this Quarterly Report on Form 10-Q under the heading “Risk Factors” and in our other filings with the Securities and Exchange Commission. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our management’s estimates and assumptions only as of the date of the filing of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may materially differ from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Background

We are a clinical-stage biopharmaceutical company committed to discovering, developing and commercializing products targeting inflammation, coagulopathies and disorders of the central nervous system. Our most clinically advanced product candidates are derived from our proprietary PharmacoSurgery™ platform designed to improve clinical outcomes of patients undergoing arthroscopic, ophthalmological, urological and other surgical and medical procedures. Our PharmacoSurgery platform is based on low-dose combinations of therapeutic agents delivered directly to the surgical site throughout the duration of the procedure to preemptively inhibit inflammation and other problems caused by surgical trauma and to provide clinical benefits both during and after surgery. We currently have four ongoing clinical development programs. In addition, we have a deep and diverse pipeline of preclinical programs as well as a platform capable of unlocking new drug targets. For each of our product candidates and programs, we have retained all manufacturing, marketing and distribution rights.

OMS103HP, one of our co-lead PharmacoSurgery product candidates, is being evaluated for its safety and ability to improve postoperative joint function and reduce pain following arthroscopic partial meniscectomy surgery. In the first quarter of 2011, we announced that OMS103HP failed to meet pre-specified efficacy endpoints in a Phase 3 clinical program in patients undergoing arthroscopic anterior cruciate ligament, or ACL, reconstruction surgery. We are unable to draw any conclusions about OMS103HP’s effect in the Phase 3 ACL program due to confounding factors and we have no plans to conduct additional ACL reconstruction trials at this time. We are now ready to begin enrollment in a Phase 3 clinical program evaluating OMS103HP in patients undergoing partial meniscectomy surgery and, in the second quarter of 2011, will decide whether and when to begin enrollment in this program. We believe that OMS103HP will, if approved, be the first commercially available drug delivered directly to the surgical site to improve function following arthroscopic surgery.

OMS302, our other co-lead PharmacoSurgery product candidate, is being developed for use during ophthalmological procedures, including cataract and other lens replacement surgery. We recently completed a Phase 2b clinical trial that evaluated OMS302 in patients undergoing cataract surgery. In this trial, OMS302 demonstrated clinically meaningful and statistically significant benefits in both prespecified co-primary endpoints—maintenance of intraoperative mydriasis (pupil dilation) and reduction of pain in the early postoperative period. OMS302 also reduced the frequency of complaints of moderate and severe pain. Our third PharmacoSurgery product candidate, OMS201, is being developed for use during urological surgery, including uroendoscopic procedures. During the fourth quarter of 2010, we completed a Phase 1/Phase 2 clinical trial in patients undergoing ureteroscopic removal of ureteral or renal stones. The data showed that OMS201 was safe and well tolerated by the patients in this trial.

In addition to our PharmacoSurgery platform, we have a pipeline of additional product development programs targeting inflammation, coagulopathies and disorders of the central nervous system. In our PPARg program, we are developing proprietary compositions that include PPARg agonists for the treatment and prevention of addiction to substances of abuse, which may include opioids, nicotine and alcohol. In our Plasmin program, we are advancing novel antifibrinolytic agents for the control of blood loss during surgery or resulting from trauma. Our PDE7 program is based on our discoveries of previously unknown links between PDE7 and any movement disorder, such as Parkinson’s disease, as well as addiction and compulsive disorders, and we are developing proprietary compounds for the treatment of these and other related disorders. In our mannan-binding lectin-associated serine protease-2, or MASP-2, program, we are developing proprietary MASP-2 antibody therapies to treat disorders caused by complement-activated inflammation, and in our PDE10 program, we are developing proprietary compounds to treat schizophrenia and other psychotic disorders.

In our G protein-coupled receptor, or GPCR, program, we are working to complete high-throughput surrogate de-orphanization of orphan GPCRs, or the identification of synthetic molecules that bind and functionally interact with the receptors, and to develop product candidates that act at these new potential drug targets. We have already announced that we have identified and confirmed sets of compounds that interact selectively with, and modulate signaling of a series of orphan GPCRs, including orphans linked to squamous cell carcinoma (GPR87), pancreatic cancer (GPR182), obesity (GPR85), appetite control (GPR101) and cognitive disorders (GPR12). During the fourth quarter of 2010, we entered into an agreement with Vulcan Inc. and its affiliate, which we refer to collectively as Vulcan, pursuant to which we received $20.0 million for our GPCR program. Also during the same quarter, we entered into an agreement with the State of Washington’s Life Sciences Discovery Fund Authority, or LSDF, under which we received a $5.0 million grant award that will be paid against expenses that we incur for our GPCR program. In exchange for these payments, we agreed to pay to Vulcan and LSDF a portion of net proceeds that we receive from the GPCR program. We also issued to the Vulcan affiliate three five-year warrants to purchase our common stock, each for 133,333 shares, with exercise prices of $20, $30 and $40 per share, respectively. Following the receipt of the $20.0 million from Vulcan, we purchased from Patobios Limited, or Patobios, intellectual property assets related to an assay technology for use in the GPCR program. The purchase price for these assets was approximately $10.8 million, of which approximately $7.6 million was paid in cash and $3.2 million was paid in shares of our common stock. We have no royalty or milestone payment obligations to Patobios.

We have incurred significant losses since our inception. As of March 31, 2011, our accumulated deficit was $154.1 million and total shareholders’ equity was $14.7 million. We recognized net losses of $6.5 million and $6.7 million for the three months ended March 31, 2011 and 2010, respectively. These losses have resulted principally from expenses incurred in connection with research and development activities, consisting primarily of preclinical studies, clinical trials and manufacturing services associated with our current product candidates.

Revenue

We have recognized $8.2 million of revenue from inception (June 16, 1994) through March 31, 2011, consisting of grant funding from third parties and revenue recognized in connection with funding from Vulcan and LSDF. Other than grant funding, we do not expect to receive any revenue from our product candidates until we receive regulatory approval and commercialize the product candidates or until we potentially enter into collaborative agreements with third parties for the development and commercialization of our product candidates. We continue to pursue government and private grant funding as well as collaboration funding for our product candidates and research programs.

Research and Development Expenses

The majority of our operating expenses to date have been for research and development activities. Research and development expenses consist of costs associated with research activities as well as costs associated with our product development efforts, which include clinical trial and third-party manufacturing services. Internal research and development costs are recognized as incurred. Third-party research and development costs are expensed at the earlier of when the contracted work has been performed or when upfront and milestone payments are made. Research and development expenses include:

•	employee and consultant-related expenses, which include salaries and benefits;

•

external research and development expenses incurred pursuant to agreements with third-party manufacturing organizations, contract research organizations, or CROs, clinical trial sites and collaborators or licensors;

•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and depreciation of leasehold improvements and equipment; and

•	third-party supplier expenses, which include costs for laboratory and other supplies.

Research and development expenses from inception (July 16, 1994) to March 31, 2011 were $108.1 million. The following table illustrates our expenses associated with these activities:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Direct external expenses:
Clinical research and development:
OMS103HP	$1,403	$1,246
Other clinical programs	398	43

Total clinical research and development	1,801	1,289
Preclinical research and development	662	1,335

Total direct external expenses	2,463	2,624
Internal, overhead and other expenses	2,714	2,282
Stock-based compensation expense	248	176

Total research and development expenses	$5,425	$5,082

Direct external clinical research and development expenses consist primarily of external research and development and regulatory expenses incurred pursuant to agreements with third-party manufacturing organizations, CROs, clinical trial sites, collaborators, licensors and consultants. Direct external preclinical research and development expenses consist primarily of our research activities, preclinical studies and laboratory supplies. Internal, overhead and other expenses consist of personnel costs and other costs such as rent, utilities and depreciation. Our internal resources, employees and infrastructure are not directly tied to any individual research project and are typically deployed across multiple clinical and preclinical projects that we are advancing in parallel.

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

The lengthy process of completing clinical trials and seeking regulatory approval for our product candidates requires expenditure of substantial resources. Any failure or delay in completing clinical trials, or in obtaining regulatory approvals, could cause a delay in generating product revenue and cause our research and development expenses to increase and, in turn, have a material adverse effect on our operations. We do not expect any of our current product candidates to be commercially available before 2013, if at all. Because of the factors above, we are not able to estimate with any certainty when we would recognize any net cash inflows from our projects.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive, legal, finance, accounting, business development, information technology and human resource functions. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, patent costs and professional fees for legal, consulting and audit services. We expect our general and administrative expenses to increase in the future as we add additional employees and facilities to support our anticipated growth.

Investment Income

Investment income consists of realized gains on sales of investments and interest earned on our cash, cash equivalents and short-term investments.

Interest Expense

Interest expense consists of interest on our notes payable and the amortization of the related discount.

Other Income (Expense)

Other income (expense) consists primarily of rental income received under subleases for use of a portion of our vivarium and laboratory facility.

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of any contingent assets and liabilities at the date of the financial statements, as well as reported revenue and expenses during the reporting periods. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances. An accounting policy is considered critical if it is important to a company’s financial condition and results of operations, and if it requires the exercise of significant judgment and the use of estimates on the part of management in its application. Although we believe that our judgments and estimates are appropriate, actual results may differ materially from our estimates.

We believe the following to be our critical accounting policies because they are both important to the portrayal of our financial condition and results of operations and they require critical judgment by management and estimates about matters that are uncertain:

•	revenue recognition;

•	research and development expenses, primarily clinical trial expenses;

•	stock-based compensation; and

•	fair-value measurement of financial instruments.

If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected.

Revenue Recognition

Our revenue since inception relates to grant funding from third parties and revenue recognized in connection with funding from Vulcan and LSDF for our GPCR program. We recognize revenue when the related qualified research and development expenses are incurred or services are provided up to the limit of the approved funding amounts.

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

Research and Development Expenses

Research and development expenses are comprised primarily of employee and consultant-related expenses, which include salaries and benefits; external research and development expenses incurred pursuant to agreements with third-party manufacturing organizations, contract research organizations and clinical trial sites; facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and depreciation of leasehold improvements and equipment; third-party supplier expenses including laboratory and other supplies; and payments to collaborators and licensors. Clinical trial expenses for investigational sites require certain estimates. We estimate these costs based on a cost per patient that varies depending on the clinical trial site. As actual costs become known to us, we adjust our estimates; these changes in estimates may result in understated or overstated expenses at a given point in time. Internal and third-party research and development expenses are expensed as incurred.

Stock-Based Compensation

We account for stock-based compensation under applicable accounting standards, which require that the measurement and recognition of compensation expense for all future share-based payments made to employees and directors be based on estimated fair values. We are using the straight-line method to allocate compensation cost to reporting periods over each optionee’s requisite service period, which is generally the vesting period. We estimate the fair value of our share-based awards to employees and directors using the Black-Scholes option-valuation model. The Black-Scholes model requires the input of subjective assumptions, including, among other inputs, the expected stock price volatility, the calculation of expected term and the fair value of the underlying common stock on the date of grant. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

As stock-based compensation expense is based on options ultimately expected to vest, the expense has been reduced for estimated forfeitures. We estimate forfeitures based on our historical experience; separate groups of employees that have similar historical forfeiture behavior are considered separately for expense recognition.

Stock options granted to non-employees are accounted for using the fair-value approach. The fair value of non-employee option grants are estimated using the Black-Scholes option-pricing model and are re-measured over the vesting term as earned. The estimated fair value is charged to expense over the applicable service period.

Fair-Value Measurement of Financial Instruments

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

Whenever the estimated fair value of any of our available-for-sale securities is less than their related cost, we perform an impairment analysis to determine the classification of the impairment as “temporary” or “other-than-temporary.” A temporary impairment results in an unrealized loss being recorded in the other comprehensive income component of shareholders’ equity. Such an unrealized loss does not affect net loss for the applicable accounting period. However, an other-than-temporary impairment charge is recorded as a realized loss in our consolidated statement of operations and increases net loss for the applicable accounting period. The primary factors we consider to differentiate our impairments between temporary and other-than-temporary impairments include the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

We believe that the values assigned to our available-for-sale securities as of March 31, 2011 and December 31, 2010 are fairly stated in accordance with GAAP and are based upon reasonable estimates and assumptions. In addition, we believe that the cost basis for our available-for-sale securities are recoverable in all material respects.

Results of Operations

Comparison of Three Months Ended March 31, 2011 and March 31, 2010

Revenue. Revenue was $1.2 million for the three months ended March 31, 2011 compared with $378,000 for the three months ended March 31, 2010. The increase was primarily due to our recognition of revenue of $1.0 million in connection with the Vulcan and LSDF agreements for our GPCR program, offset by the completion of research for certain of our preclinical programs that was funded by grants from the National Institutes of Health, or NIH.

Research and Development Expenses. Research and development expenses were $5.4 million for the three months ended March 31, 2011 compared with $5.1 million for the three months ended March 31, 2010. The increase was due primarily to higher contract-service and consulting costs associated with clinical trial activities and to additional employee costs.

General and Administrative Expenses. General and administrative expenses were $2.3 million for the three months ended March 31, 2011 compared with $1.7 million for the three months ended March 31, 2010. The increase was primarily due to increased legal expenses, including increased patent costs, and to additional employee costs.

Interest Expense. Interest expense was $293,000 for the three months ended March 31, 2011 compared with $452,000 for the three months ended March 31, 2010. The decrease was primarily due to lower interest rates on our outstanding notes payable balance in the first quarter of 2011 compared to the same period in 2010.

Other Income. Other income was $184,000 for the three months ended March 31, 2011 compared with $199,000 for the three months ended March 31, 2010. Other income consists primarily of rental income received under subleases for use of a portion of our vivarium and laboratory facilities.

Liquidity and Capital Resources

From inception to March 31, 2011, we have financed our operations primarily through private and public placements of equity securities for proceeds totaling $139.2 million and through two debt facilities with loan proceeds totaling $37.0 million, $9.0 million of which was used to pay off the remaining balance of the first facility, and our GPCR program funding agreement with Vulcan pursuant to which we received $20.0 million. As of March 31, 2011, we had $43.6 million in cash, cash equivalents and short-term investments. Our cash, cash equivalents and short-term investment balances are held principally in interest-bearing instruments, including money market accounts. Cash in excess of immediate requirements is invested in accordance with established guidelines to preserve principal and maintain liquidity.

In October 2010, we entered into an agreement with Vulcan pursuant to which we received $20.0 million for our GPCR program. Also in October 2010, we entered into an agreement with LSDF under which we received a $5.0 million grant award that will be paid as reimbursement of expenses that we incur and equipment purchases we make for our GPCR program. In addition, we agreed to purchase from Patobios intellectual property assets related to a proprietary cellular redistribution assay for consideration consisting of approximately $10.8 million, of which approximately $7.6 million was paid in cash and $3.2 million was paid in 379,039 shares of our common stock. We completed the acquisition of these assets in November 2010.

Also in October 2010 we entered into a $20.0 million debt facility with Oxford pursuant to which Oxford agreed to lend us up to $20.0 million in two tranches of $10.0 million each. Upon signing the agreement, we borrowed the first tranche of $10.0 million, or Tranche 1, approximately $9.0 million of which we used to repay all outstanding amounts, including a 1.0% prepayment fee on the then-outstanding principal amount, due under our loan and security agreement with BlueCrest Venture Finance Master Fund Limit, or BlueCrest. In March 2011, we borrowed from Oxford the second tranche of $10.0 million, or Tranche 2. As of March 31, 2011, our notes payable balance was $20.3 million, consisting primarily of notes payable to Oxford. We have classified $18.1 million of the $20.3 million balance of notes payable as a long-term liability. We cannot borrow any additional amounts from Oxford under our agreement.

Comparison of Three Months Ended March 31, 2011 and March 31, 2010

Operating Activities. Net cash used in operating activities was $7.9 million for the three months ended March 31, 2011 primarily due to the net loss for the period of $6.5 million and changes in operating assets and liabilities of $2.0 million, partially offset by $626,000 of non-cash stock-based compensation, depreciation and amortization. Net cash used in operating activities of $7.6 million for the three months ended March 31, 2010 was primarily due to the net loss for the period of $6.7 million and changes in operating assets and liabilities of $1.6 million, offset in part by $597,000 of non-cash stock-based compensation, depreciation and amortization.

Investing Activities. Net cash used in investing activities was $1.7 million for the three months ended March 31, 2011 compared to net cash provided by investing activities of $8.9 million for the three months ended March 31, 2010. Since our inception, investing activities, other than purchases and maturities of short-term and long-term investments, consist primarily of purchases of property and equipment and, in 2010, our acquisition, and subsequent reimbursement by Vulcan of the purchase price, of intellectual property assets from Patobios. Cash flows from investing activities primarily reflect large amounts of cash used to purchase short-term investments and receipts from the sale and maturity of short-term investments. These amounts primarily relate to shifts between cash and cash equivalents and short-term investments. Because we manage our cash usage with respect to our total cash, cash equivalents and short-term investments, we do not consider these cash flows to be important to an understanding of our liquidity and capital resources.

Financing Activities. Net cash provided by financing activities was $10.2 million for the three months ended March 31, 2011 primarily as a result of proceeds from the borrowings under our Tranche 2 note payable to Oxford. Net cash used in financing activities was $1.3 million for the three months ended March 31, 2010, primarily as a result of principal payments due under our notes payable to BlueCrest.

Oxford Loan Agreement

Interest on the notes we issued to Oxford for Tranche 1 and Tranche 2 accrues at annual fixed rates of 8.55% and 8.56%, respectively. Payments due under both Tranche 1 and Tranche 2, are interest only, payable monthly, in arrears, through October 31, 2011. Beginning November 1, 2011, 36 payments of principal and interest are payable monthly, in arrears. All unpaid principal and accrued and unpaid interest under both tranches are due and payable on the maturity date of the notes, October 21, 2014.

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

We made one-time facility fee payments to Oxford of $50,000 for each of Tranche 1 and Tranche 2. Upon the last payment date of the amounts borrowed from Oxford, we will be required to pay Oxford a final payment fee equal to 5.0% of Tranche 1 ($500,000) and 4.0% of Tranche 2 ($400,000). As security for our obligations under the loan agreement, we granted Oxford a security interest in substantially all of our assets, excluding intellectual property. We may prepay all, but not less than all, of the outstanding principal and accrued and unpaid interest of either Tranche 1 or Tranche 2 at any time upon prior notice to Oxford and the payment of a fee equal to 1.0% of the then-outstanding principal amount of the tranche being prepaid. In connection with the Oxford loan agreement, we incurred debt issuance costs of $227,000 through March 31, 2011.

Azimuth Equity Line Financing Facility

In May 2011, we entered into an equity line financing facility with Azimuth Opportunity, Ltd., or Azimuth, pursuant to which we may sell up to $40.0 million of our shares of common stock over a 24-month term. From time to time over the 24-month term, and in our sole discretion, we may present Azimuth with draw-down notices requiring Azimuth to purchase a specified dollar amount of shares of our common stock, based on the volume-weighted average price per share on each of 10 consecutive trading days, or the draw down period, with the total dollar amount of each draw down subject to certain agreed-upon limitations based on the market price of our common stock at the time of the draw down. The purchase price for these shares equals the daily volume-weighted average price of our common stock on each date during the draw down period on which shares are purchased, less a discount ranging from 3.00% to 6.00%, based on a minimum price that we solely specify. In addition, in our sole discretion, but subject to certain limitations, we may require Azimuth to purchase a percentage of the daily trading volume of our common stock for each trading day during the draw down period. We are allowed to present Azimuth with up to 24 draw-down notices during the 24-month term, with only one such draw-down notice allowed per draw down period and a minimum of five trading days required between each draw down period. We may not issue more than 4,427,562 shares in connection with the committed equity line financing facility. We have not drawn down funds under this facility. In connection with this facility, we entered into a placement agent agreement with Reedland Capital Partners, or Reedland. We have agreed to pay Reedland, upon each sale of our common stock to Azimuth, a fee equal to 0.5% of the aggregate dollar amount of common stock purchased by Azimuth upon settlement of each such sale.

Stanley Medical Research Institute Funding Agreement

In December 2006, we entered into a funding agreement with The Stanley Medical Research Institute, or SMRI, to develop a proprietary product candidate that inhibits PDE10 for the treatment of schizophrenia. Under the agreement, we may receive grant and equity funding upon achievement of product development milestones through Phase 1 clinical trials totaling $9.0 million, subject to our mutual agreement with SMRI. As of March 31, 2011, we had received $5.7 million from SMRI, $2.4 million of which was recorded as revenue, $3.2 million was recorded as equity funding and $94,000 remains in deferred revenue.

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

•	the progress and results of our clinical trials for our PharmacoSurgery programs and our PPARg program;

•	costs related to manufacturing services;

•	whether the hiring of a number of new employees to support our continued growth during this period will occur at salary levels consistent with our estimates;

•	the scope, rate of progress, results and costs of our preclinical testing, clinical trials and other research and development activities for additional product candidates;

•

the terms and timing of payments of any collaborative or licensing agreements that we have or may establish, including pursuant to our agreements with Daiichi-Sankyo Company, Helion Biotech, LSDF, North Coast Biologics and Vulcan;

•	market acceptance of our approved products, should they gain approval;

•	the cost, timing and outcomes of the regulatory processes for our product candidates;

•	the costs of commercialization activities, including product manufacturing, marketing, sales and distribution;

•	the number and characteristics of product candidates that we pursue;

•	the cost of establishing clinical and commercial supplies of our product candidates;

•	the cost of preparing, filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to these types of transactions;

•	whether we receive grant funding for our programs;

•	our degree of success in commercializing OMS103HP, OMS302 and other product candidates; and

•	the extent to which we draw down funds under our committed equity line financing facility with Azimuth.

We do not anticipate generating revenue from the sale of our product candidates until 2013 at the earliest. We expect our continuing operating losses to result in an increasing total amount of cash used in operations over the next several years. To the extent our capital resources are insufficient to meet our future capital requirements, we will need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Except for our committed equity line financing facility with Azimuth Opportunity, Ltd., we currently do not have any commitments for future external funding. Additional equity or debt financing or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently, or enter into corporate collaborations at an earlier stage of development than we might otherwise choose. In addition, any future equity funding will dilute the ownership of our equity investors.

Contractual Obligations and Commitments

There have been no significant changes during the three months ended March 31, 2011 to the items that we disclosed as our contractual obligations and commitments in our Form 10-K for the year ended December 31, 2010, except as follows:

On March 3, 2010, we entered into a license agreement with Daiichi-Sankyo Co., Ltd. (successor-in-interest to Asubio Pharma Co., Ltd.), or Daiichi, pursuant to which we received an exclusive license to PDE7 inhibitors claimed in certain patents and pending patent applications owned by Daiichi for use in the treatment of movement disorders and other specified indications. During the three months ended March 31, 2011, we entered into an amendment to the agreement with an effective date of January 5, 2011 to include addiction and compulsive disorders in the field of use. Pursuant to the amended agreement, the development and sales milestones have also been expanded to cover two separate indications for the licensed PDE7 inhibitors, with movement disorders and other specified indications within the original field defined as one indication and addiction and compulsive disorders defined as the second indication. Additionally, the aggregate total of milestone payments potentially payable to Daiichi has increased to $30.2 million for the two indications from $23.5 million for only one indication. If only one of the two indications is advanced through the milestones, the total milestone payments would remain at $23.5 million. These development and sales milestone payments are payable upon the achievement of certain events related to each of the two separate indications, such as successful completion of preclinical toxicology studies; dosing of human subjects in Phase 1, 2 and 3 clinical trials; receipt of marketing approval of a PDE7 inhibitor product; and reaching specified sales milestones. No other material terms of the agreement were amended.

On March 25, 2011, we borrowed a second tranche of $10.0 million from Oxford under our loan and security agreement, or Tranche 2. Tranche 2 bears interest at an annual fixed rate of 8.56%. Payments due under Tranche 2 are interest only, payable monthly, in arrears, through October 31, 2011. Beginning November 1, 2011, 36 payments of principal and interest are payable monthly, in arrears. All unpaid principal and accrued and unpaid interest on Tranche 2 are due and payable on October 21, 2014. We made a one-time facility fee payment to Oxford of $50,000 for Tranche 2. Upon the last payment date of the amounts borrowed under Tranche 2, whether on the maturity date, on the date of any prepayment or on the date of acceleration in the event of a default, we will be required to pay Oxford a final payment fee equal to 4.0% of Tranche 2 ($400,000).

On March 25, 2011, we also entered into an amendment to our loan and security agreement with Oxford to amend the prepayment provisions of the agreement. Prior to the amendment, if we elected to prepay any outstanding amounts, the prepayment clause required us to prepay all, but not less than all, of the amounts outstanding under Tranche 1 and Tranche 2, and we were also required to pay a prepayment fee equal to 1.0% of the then-outstanding principal amounts of Tranche 1 and Tranche 2. As a result of the amendment, we are now permitted to prepay all, but not less than all, of the outstanding principal and accrued and unpaid interest of either Tranche 1 or Tranche 2 at any time upon prior notice to Oxford and the payment of a fee equal to 1.0% of the then-outstanding principal amount of the tranche being prepaid.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily confined to our investment securities and notes payable. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality. As of March 31, 2011, we had cash, cash equivalents and short-term investments of $43.6 million. We have invested these funds in highly liquid, investment-grade securities in accordance with our investment policy. The securities in our investment portfolio are not leveraged and are classified as available-for-sale. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates and with our current portfolio of short term investments, we are not exposed to potential loss due to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2011. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Risks Related to Our Product Candidates, Programs and Operations

Our success may largely depend on the success of at least one of our co-lead PharmacoSurgery™ product candidates, OMS103HP and OMS302, and we cannot be certain that either of them will receive regulatory approval or be successfully commercialized. If we are unable to commercialize OMS103HP or OMS302, or experience significant delays in doing so, our business may be materially harmed.

We are a biopharmaceutical company with no products approved for commercial sale and we have not generated any revenue from product sales. We have incurred, and may continue to incur, significant costs relating to the development and commercialization of our co-lead product candidates—OMS103HP for use during arthroscopic partial meniscectomy surgery and OMS302 for use during cataract and other lens replacement surgery. We have not yet obtained regulatory approval to market either of these product candidates for any indication in any jurisdiction and we may never be able to obtain approval or, if approvals are obtained, to commercialize either of these product candidates successfully.

In the first quarter of 2011, we announced that OMS103HP failed to meet pre-specified efficacy endpoints in a Phase 3 clinical program in patients undergoing arthroscopic anterior cruciate ligament, or ACL, reconstruction surgery. Although we believe that data from a prior Phase 1/Phase 2 clinical trial of OMS103HP in ACL reconstruction show a drug effect in that indication, due to confounding factors in the Phase 3 clinical program, we are unable to draw any conclusions about its effect in the Phase 3 program and we have no plans to conduct additional ACL reconstruction trials at this time. We are ready to begin enrollment in a Phase 3 clinical program evaluating OMS103HP in patients undergoing partial meniscectomy surgery. Similar to the ACL reconstruction indication, OMS103HP demonstrated a drug effect in an earlier Phase 2 clinical trial in patients undergoing partial meniscectomy. Although the Phase 2 meniscectomy data show a drug effect, if we do elect to begin the Phase 3 meniscectomy program, we can provide no assurance that data from the program will demonstrate a drug effect or that the trials will meet their prespecified efficacy endpoints.

Also in the first quarter of 2011, we completed a Phase 2b clinical trial evaluating OMS302 in patients undergoing cataract surgery. In this trial, OMS302 demonstrated clinically meaningful and statistically significant benefits in both prespecified co-primary endpoints—maintenance of intraoperative mydriasis (pupil dilation) and reduction of pain in the early postoperative period. Following our end-of-Phase 2 meeting with the FDA, we will determine what additional clinical trial(s) to conduct. If we decide to conduct any trial(s), we can provide no assurance that the data from the trial(s) will demonstrate a drug effect or that the trial(s) will meet prespecified efficacy endpoints.

If we commence additional clinical trials of either OMS103HP or OMS302, we will incur significant clinical development and commercialization costs, and if the resulting data for one or both of these product candidates are not positive or if we are unable to complete the clinical trials on schedule, our business and prospects could be harmed materially and the trading price of our stock could decline significantly. Even if the data are positive for either of our lead product candidates, the FDA may decide that our clinical trials or data are insufficient for approval of the product candidate and require additional preclinical, clinical or other studies. If we commence additional clinical trials of either OMS103HP or OMS302 and these product candidates do not subsequently receive regulatory approval or if approval is delayed beyond our expectations, or if neither of them is successfully commercialized, we may not be able to generate revenue, become profitable, fund the development of our other product candidates or preclinical development programs or continue our operations.

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

The FDA may decide that our data are insufficient for approval of our product candidates and require additional preclinical, clinical or other studies. As we develop our product candidates, we periodically discuss with the FDA clinical, regulatory and manufacturing matters, and our views may, at times, differ from those of the FDA. For example, the FDA regulates those of our product candidates consisting of two or more active ingredients as combination drugs under its Combination Drug Policy. The Combination Drug Policy requires that we demonstrate that each active ingredient in a drug product contributes to the product’s effectiveness. The FDA has questioned the means by which we intend to demonstrate such contribution and whether available data and information demonstrate contribution for each active ingredient in OMS103HP. If we are unable to resolve these questions, we may be required to provide additional information, which may include the results of additional preclinical studies or clinical trials.

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

We have not yet conducted a clinical trial designed to demonstrate the efficacy of OMS201 and, if we elect to conduct additional clinical trials evaluating the product candidate, can provide no assurances that it will demonstrate efficacy.

In addition to OMS103HP and OMS302, our success could also depend on the successful commercialization of our third PharmacoSurgery product candidate, OMS201 for use during urological procedures. We have not obtained regulatory approval to market OMS201 for any indication in any jurisdiction and we may never be able to obtain approval or, if approvals are obtained, to commercialize OMS201 successfully.

In the fourth quarter of 2011 we completed a successful Phase 1/Phase 2 clinical trial evaluating OMS201 in patients undergoing ureteroscopy for removal of ureteral or renal stones. This trial was designed to evaluate the safety and systemic absorption of two sequentially higher doses of OMS201 but the trial was not powered to assess efficacy. We have not yet conducted a clinical trial designed to demonstrate the efficacy of OMS201 and can provide no assurances that OMS201 will demonstrate efficacy. If we elect to conduct one or more additional clinical trials of OMS201, we will incur significant development costs and there can be no assurance that data from any subsequent clinical trials will be positive and, even if the data are positive, the FDA may decide that our clinical trials or data are insufficient for marketing approval and require additional preclinical, clinical or other studies. If OMS201 does not receive regulatory approval, or if it is not successfully commercialized, we may not be able to generate revenue, become profitable, fund the development of our other product candidates or our preclinical programs or continue our operations.

We have a history of operating losses and we may not achieve or maintain profitability.

We have not been profitable and have generated substantial operating losses since we were incorporated in June 1994. We had net losses of approximately $6.5 million and $6.7 million for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, we had an accumulated deficit of approximately $154.1 million. We expect to incur additional losses for at least the next several years and cannot be certain that we will ever achieve profitability, and we do not anticipate generating revenue from the sale of our product candidates until 2013 at the earliest. As a result, our business is subject to all of the risks inherent in the development of a new business enterprise, such as the risks that we may be unable to obtain additional capital needed to support the preclinical and clinical expenses of development and commercialization of our product candidates, to develop a market for our potential products, to successfully transition from a company with a research and development focus to a company capable of commercializing our product candidates and to attract and retain qualified management as well as technical and scientific staff.

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

Changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. If the results of our clinical trials are not available when we expect or if we encounter any delay in the analysis of data from our clinical trials, we may be unable to file for regulatory approval or conduct additional clinical trials on the schedule we currently anticipate. Any delays in completing our clinical trials may increase our development costs, would slow down our product development and approval process, would delay our receipt of product revenue and could make it difficult to raise additional capital. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. In addition, significant clinical trial delays also could allow our competitors to bring products to market before we do and impair our ability to commercialize our future products and may harm our business.

If we are unable to raise additional capital when needed or on acceptable terms, we may be unable to complete the development and commercialization of OMS103HP, OMS302 or our other product candidates, or continue our other preclinical development programs.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to:

•	initiate, conduct and complete the Phase 3 clinical trials of OMS103HP for use in arthroscopic partial meniscectomy surgery, should we elect to proceed with these clinical trials;

•	initiate, conduct and complete the next clinical trial(s) of OMS302 for use during lens replacement surgery;

•	initiate, conduct and complete the next clinical trials of OMS201 for use in urological procedures;

•

purchase the equipment and research tools and pay all of the related research and development costs necessary to screen orphan GPCRs and commence related medicinal chemistry efforts as required pursuant to our GPCR program funding agreements with Vulcan and LSDF;

•	scale-up and produce clinical supplies of product candidates, including for our Plasmin, PDE10, PDE7 and MASP-2 programs;

•	continue research and development in all of our programs;

•	make milestone payments to our collaborators;

•	make principal and interest payments when due under our debt facility with Oxford Finance Corporation, or Oxford;

•	initiate and conduct clinical trials for other product candidates; and

•	launch and commercialize any product candidates for which we receive regulatory approval.

Our clinical trials may be delayed or we may need to conduct additional trials for many of the reasons discussed in these “Risk Factors,” which would increase our development expenses and may require us to raise additional capital to complete their clinical development and commercialization and to decrease spending on our other development programs.

The terms of our debt facility place restrictions on our operating and financial flexibility and, if we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

We borrowed $20.0 million pursuant to the terms of a loan and security agreement with Oxford. As collateral for this loan, we pledged substantially all of our assets other than intellectual property. Our agreement with Oxford restricts our ability to incur additional indebtedness, pay dividends and engage in significant business transactions such as a change of control of Omeros, so long as we owe any amounts to Oxford under the agreement. Any of these restrictions could significantly limit our operating and financial flexibility and ability to respond to changes in our business or competitive activities. In addition, if we default under our agreement, Oxford may have the right to accelerate all of our repayment obligations under the agreement and to take control of our pledged assets, which include our cash, cash equivalents and short-term investments, potentially requiring us to renegotiate our agreement on terms less favorable to us. Further, if we are liquidated, Oxford’s right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. An event of default under the loan and security agreement includes the occurrence of any material adverse effect upon our business operations, properties, assets, results of operations or financial condition, taken as whole with respect to our viability, that would reasonably be expected to result in our inability to repay the loan. If Oxford declares a default upon the occurrence of any event that it interprets as having a material adverse effect upon us as defined under our agreement, we will be required to repay the loan immediately or to attempt to reverse Oxford’s declaration through negotiation or litigation. Any declaration by Oxford of an event of default could significantly harm our business and prospects and could cause our stock price to decline. If we raise any additional debt financing, the terms of such debt could further restrict our operating and financial flexibility.

Our existing and future product candidates, including our co-lead product candidates OMS103HP and OMS302, may never achieve market acceptance even if we obtain regulatory approvals.

Even if we receive regulatory approvals for the commercial sale of one or more of our existing or future product candidates, including OMS103HP and OMS302, the commercial success of these product candidates will depend on, among other things, their acceptance by physicians, patients, third-party payors and other members of the medical community. If our product candidates fail to gain market acceptance, we may be unable to earn sufficient revenue to continue our business. Market acceptance of, and demand for, any product candidate that we may develop and commercialize will depend on many factors, including:

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

The number of operations in which our PharmacoSurgery products, if approved, would be used may be significantly less than the total number of operations performed according to the market data obtained from industry sources. If our product candidates do not become widely accepted by physicians, patients, third-party payors and other members of the medical community, it is unlikely that we will ever become profitable, and if we are unable to increase market penetration of our product candidates, our growth will be significantly harmed.

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

We have not yet entered into any agreement for the commercial supply of OMS302 and can provide no assurance that we will be able to do so on commercially reasonable terms, if at all. Any significant delays in the manufacture of clinical or commercial supplies of either of our co-lead product candidates could materially harm our business and prospects.

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

Should we decide to use active ingredients in any of our product candidates that are proprietary to one or more third parties, we would need to obtain licenses to those active ingredients from those third parties. For example, we intend to use proprietary active ingredients that we have exclusively licensed from Daiichi Sankyo Co., Ltd. for our PDE7 program. If we are unable to access rights to these active ingredients prior to preclinical toxicology studies intended to support clinical trials, we may need to develop alternate product candidates from these programs by either accessing or developing alternate active ingredients, resulting in increased development costs and delays in commercialization of these product candidates. If we are unable to access rights to the desired active ingredients on commercially reasonable terms or develop suitable alternate active ingredients, we may not be able to commercialize product candidates from these programs.

Our agreements with Vulcan and LSDF contain covenants that may limit our ability to redirect research and development efforts away from our GPCR program to other programs that may be more profitable or for which there is a greater likelihood of success.

In October 2010, we received $20.0 million from an affiliate of Vulcan Inc., which we refer to collectively as Vulcan, for our GPCR program, as well as an additional $5.0 million grant award from the Life Sciences Discovery Fund Authority, or LSDF, that will be paid against expenses that we incur for our GPCR program. In exchange for these payments, we agreed to pay Vulcan and LSDF a portion of net proceeds that we receive from the GPCR program. Pursuant to our agreements with Vulcan and the LSDF, we are required to comply with certain covenants, including ones that require us (1) to use commercially reasonable efforts to screen at least 75% of the currently known human Class A orphan GPCRs within 19 months from the date of the agreements, subject to possible extensions, and (2) to commence a medicinal chemistry effort focused on developing a product candidate with respect to one orphan GPCRs and cause at least six employees and consultants to dedicate a substantial portion of their time to such activities. These covenants require us to commit substantial resources to activities that we may, absent such covenants, otherwise elect to abandon or delay in favor of other opportunities or to preserve our cash. Further, if we do not comply with these covenants, Vulcan or LSDF could declare that we are in default, which could significantly harm our business and prospects and could cause our stock price to decline.

Our agreements with Vulcan and LSDF include terms that may reduce the purchase price that a third party would be willing to pay for the GPCR program or for us in a change of control, should we elect to proceed with either of such transactions.

Under our agreement with Vulcan, if we decide to sell or assign all or substantially all of the assets in our GPCR program prior to the time that Vulcan has received $60.0 million from our agreement, Vulcan may require that the purchaser assume all of our rights and obligations pursuant to the agreement, including our obligation to pay tiered percentages of net proceeds that we receive from the GPCR program. The term of the Vulcan agreement is at least 35 years. If, at our option, we elect to assign the LSDF agreement in connection with the sale of the GPCR program, a potential purchaser would also have to assume similar payment obligations to LSDF. Potential purchasers of our GPCR program may be less inclined to purchase the program because of these obligations. Further, even if they are willing to assume our rights and obligations, they may be unwilling to pay as much for our GPCR program as they would be without such requirement. In addition, if we are acquired in a change of control, the acquiring party will be required to assume our rights and obligations under the Vulcan and LSDF agreements. A party that wants to acquire us through a change of control may also be less inclined to do so or not be willing to pay as much to acquire us because of the Vulcan and LSDF agreements.

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

To fully exploit the developments arising from our GPCR program, we intend to partner or out-license our proprietary rights associated with some of the new drug targets made accessible by our GPCR program. There can be no assurance that we will enter into any such agreements and, even if we do, that the terms of any such agreements will be favorable to us. For example, potential partners may require that we first advance the development and optimization of functionally active compounds identified from our high-throughput screening of orphan GPCRs prior to entering into a licensing or other partnering arrangement, requiring us to invest substantial resources without any certainty that we will successfully optimize one or more of the compounds or recover our investment. Potential partners may also require that we obtain the issuance of patents protecting the new drug targets and compounds that interact with those targets. We may not be successful in obtaining the issuance of such patents for the targets and compounds we intend to partner or for the targets and compounds we intend to develop ourselves and, even if we do, the breadth of our patent rights may be inadequate or may be viewed as inadequate by potential partners. Further, if we are unable to secure the issuance of patents or patents of adequate breadth, we may be unable to exclude competitors from developing and commercializing compounds that interact with GPCR targets, limiting our ability to successfully commercialize these targets either independently or with a partner.

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

Our programs may not produce product candidates that are suitable for clinical trials or that can be successfully commercialized or generate revenue through partnerships.

Any product candidates from our preclinical programs, including our GPCR, Plasmin, PDE7, MASP-2 and PDE10 programs, must successfully complete preclinical testing, which may include demonstrating efficacy and the lack of toxicity in established animal models, before entering clinical trials. Many pharmaceutical and biological product candidates do not successfully complete preclinical testing and, even if preclinical testing is successfully completed, may fail in clinical trials. In addition, there can be no assurance that positive results from preclinical studies will be predictive of results obtained from subsequent preclinical studies or clinical trials. For example, our studies of PDE7 inhibitors in different animal models of Parkinson’s disease, which may or may not be relevant to the mechanism of action of PDE7 inhibitors in humans, have produced varying results. Further, we cannot be certain that any of our preclinical product development programs will generate product candidates that are suitable for clinical testing. For example, we have not yet generated any product candidates from our GPCR program. We may discover that there are fewer drugable targets among the orphan GPCRs than we currently estimate and that, for those orphan GPCRs for which we identify functionally active compounds that we elect to develop independently, we are unable to develop related product candidates that successfully complete preclinical or clinical testing. If we are unable to develop product candidates, potential corporate partners may be unwilling to enter into partnership agreements with us. We also cannot be certain that any product candidates that do advance into clinical trials will successfully demonstrate safety and efficacy in clinical trials. Even if we achieve positive results in early clinical trials, they may not be predictive of the results in later trials.

Because we have a number of development programs and are considering a variety of product candidates, we may expend our limited resources to pursue a particular candidate or candidates and fail to capitalize on candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited resources, we must focus on clinical and preclinical development programs and product candidates that we believe are the most promising. As a result, we may forego or delay pursuit of opportunities with other product candidates or other indications that later prove to have greater commercial potential and may not be able to progress development programs, including our GPCR program, as rapidly as otherwise possible. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Further, if we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, license or other royalty arrangements in cases in which it would have been advantageous for us to retain sole development and commercialization rights.

It is difficult and costly to protect our intellectual property and our proprietary technologies, and we may not be able to ensure their protection.

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection for the use, formulation and structure of our product candidates, the methods used to manufacture them, the related therapeutic targets and associated methods of treatment, as well as on successfully defending these patents against potential third-party challenges. Our ability to protect our product candidates from unauthorized making, using, selling, offering to sell or importing by third parties is dependent on the extent to which we have rights under valid and enforceable patents that cover these activities.

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

Our issued PharmacoSurgery patents have terms that will expire December 12, 2014 and, if our pending PharmacoSurgery patent applications issue as patents, the expiration dates of those patents will be October 20, 2019 for OMS103HP, July 30, 2023 for OMS302 and March 17, 2026 for OMS201, not taking into account any extensions due to potential adjustment of patent terms resulting from USPTO delays. We cannot assure you that any of these patent applications will be found to be patentable, including over our own prior art patents, or will issue as patents, nor can we make assurances as to the scope of any claims that may issue from these pending and future patent applications or to the outcome of any proceedings by any potential third parties that could challenge the patentability, validity or enforceability of our patents and patent applications in the United States or foreign jurisdictions, which could limit patent protection for our product candidates and materially harm our business.

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

•

we may not be able to generate sufficient data to fully support patent applications that protect the entire breadth of developments expected to result from our development programs, including the GPCR program;

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

Our success depends to a significant degree on the continued individual and collective contributions of our management team. The members of our management team are at-will employees, and we do not maintain any key-person life insurance policies other than on the life of Gregory Demopulos, M.D., our president, chief executive officer and chairman of the board of directors. Losing the services of any key member of our management team, whether from death or disability, retirement, competing offers or other causes, could delay execution of our business strategy, cause us to lose a strategic partner, or otherwise materially affect our operations.

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

As a public company we incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred, and will continue to incur, costs associated with corporate governance requirements, including first-year compliance under the Sarbanes-Oxley Act, as well as rules implemented by the SEC and the NASDAQ Stock Market. In addition, on July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say-on-pay” and proxy access. The requirements of these rules and regulations may increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. We also expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage than was previously available. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

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

If our competitors market products that are less expensive, safer or more effective than our future products developed from our product candidates, that reach the market before our product candidates, or that otherwise negatively affect the market, we may not achieve commercial success. For example, we are developing PDE10 inhibitors to identify a product candidate for use in the treatment of schizophrenia and other psychotic disorders. Other pharmaceutical companies, many with significantly greater resources than we have, are also developing PDE10 inhibitors for the treatment of schizophrenia and other psychotic disorders and these companies may be further along in development. The failure of a PDE10 inhibitor product candidate from any of our competitors to demonstrate safety or efficacy in clinical trials may negatively reflect on the ability of our PDE10 inhibitor product candidates under development to demonstrate safety and efficacy. In addition, we believe that other companies are attempting to find compounds that functionally interact with orphan GPCRs. If any of these companies are able to achieve this for a given orphan GPCR before we do, we may be unable to establish a commercially valuable intellectual property position around that orphan GPCR. Further, the failure of any future products developed from our product candidates to effectively compete with products marketed by our competitors would impair our ability to generate revenue, which would have a material adverse effect on our future business, financial condition and results of operations.

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

Our product candidates could be subject to restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product candidates if and when any of them are approved.

Any product candidate for which we obtain marketing approval, together with the manufacturing processes, post-approval clinical data, and advertising and promotional activities for such product candidate, will be subject to continued regulation by the FDA and other regulatory agencies. Even if regulatory approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product candidate may be marketed or to the conditions of approval, or the approval may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product candidate. Later discovery of previously unknown problems with our product candidates or their manufacture, or failure to comply with regulatory requirements, may result in:

•	restrictions on such product candidates or manufacturing processes;

•	withdrawal of the product candidates from the market;

•	voluntary or mandatory recalls;

•	fines;

•	suspension of regulatory approvals;

•	product seizures; or

•	injunctions or the imposition of civil or criminal penalties.

If we are slow or unable to adapt to changes in existing regulatory requirements or adoption of new regulatory requirements or policies, we may lose marketing approval for our product candidates when and if any of them are approved.

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

Obtaining reimbursement approval for a product from each government or third-party payor is a time-consuming and costly process that will require the build-out of a sufficient staff and could require us to provide supporting scientific, clinical and cost- effectiveness data for the use of our products to each payor. Because none of our product candidates have been approved for marketing, we can provide no assurances at this time regarding their cost-effectiveness and the amount, if any, or method of reimbursement. Further, we can provide no assurance that the amounts, if any, reimbursed to surgical facilities for utilization of our surgery-related product candidates or to surgeons for the administration and delivery of these product candidates will be considered adequate to justify the use of these product candidates. There may be significant delays in obtaining reimbursement coverage for newly approved product candidates and we may not be able to provide data sufficient to gain acceptance with respect to reimbursement. Even when a payor determines that a product is eligible for reimbursement, coverage may be more limited than the purposes for which the product candidate is approved by the FDA or foreign regulatory agencies. Increasingly, third-party payors who reimburse healthcare costs, such as government and private payors, are requiring that companies provide them with predetermined discounts from list prices, and are challenging the prices charged for medical products. Moreover, eligibility for coverage does not mean that any product candidate will be reimbursed at a rate that allows us to make a profit in all cases, or at a rate that covers our costs, including research, development, manufacturing, sale and distribution. In non-U.S. jurisdictions, we must obtain separate reimbursement approvals and comply with related foreign legal and regulatory requirements. In some countries, including those in the European Union, our product candidates may be subject to government price controls. Pricing negotiations with governmental authorities can take a considerable amount of time after the receipt of marketing approval for a product candidate. If the reimbursement we are able to obtain for any product candidate we develop is inadequate in light of our development and other costs or is significantly delayed, our business could be materially harmed.

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

We completed the initial public offering of shares of our common stock in October 2009 at a price of $10.00 per share. Subsequently, our common stock has traded as low as $4.53 per share. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•	results from our clinical development programs;

•	FDA or international regulatory actions, including failure to receive regulatory approval for any of our product candidates;

•	announcements regarding the progress of our GPCR program;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	quarterly variations in our results of operations or those of our competitors;

•	our ability to develop and market new and enhanced product candidates on a timely basis;

•	announcements by us or our competitors of acquisitions, regulatory approvals, clinical milestones, new products, significant contracts, commercial relationships or capital commitments;

•	third-party coverage and reimbursement policies;

•	additions or departures of key personnel;

•	commencement of, or our involvement in, litigation;

•	our ability to meet our repayment and other obligations under our $20.0 million debt facility with Oxford, pursuant to which we had a notes-payable balance of $20.3 million as of March 31, 2011;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	changes in earnings estimates or recommendations by securities analysts;

•	any major change in our board or management;

•	general economic conditions and slow or negative growth of our markets; and

•	political instability, natural disasters, war and/or events of terrorism.

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

We expect that we will seek additional capital in the future; however, such capital may not be available to us on reasonable terms, if at all, when or as we require additional funding. If we issue additional shares of our common stock or other securities that may be convertible into, or exercisable or exchangeable for, our common stock, our existing shareholders would experience further dilution.

Although we expect to seek additional capital, except for our committed equity line financing facility described below, we have no commitments for additional capital and cannot be certain that it will be available on acceptable terms, if at all. Continued disruptions in the global equity and credit markets may further limit our ability to access capital. To the extent that we raise additional funds by issuing equity securities, including pursuant to our committed equity line financing facility, our shareholders may experience significant dilution. Any debt financing, if available, may restrict our operations similar to our debt facility with Oxford. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or one or more of our other research and development initiatives. We also could be required to seek collaborators for one or more of our current or future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than otherwise might be available or to relinquish or license on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves. We also may have insufficient funds or otherwise be unable to advance our preclinical programs, such as potential new drug targets developed from our GPCR program, to a point where they can generate revenue through partnerships, collaborations or other arrangements. Any of these events could significantly harm our business and prospects and could cause our stock price to decline.

If we sell shares of our common stock under our committed equity line financing facility, our existing shareholders will experience immediate dilution and, as a result, our stock price may go down.

In May 2011, we entered into a committed equity line financing facility, or financing arrangement, under which we may sell up to $40.0 million of our common stock to Azimuth Opportunity Ltd., or Azimuth, over a 24-month period subject to a maximum of 4,427,562 shares of our common stock. If we elect to use the financing arrangement, the sale of shares of our common stock to Azimuth will have a dilutive impact on our existing shareholders. Azimuth may resell some or all of the shares we issue to them pursuant to the financing arrangement and such sales could cause the market price of our common stock to decline significantly with advances under the financing arrangement. To the extent of any such decline, any subsequent advances would require us to issue a greater number of shares of common stock to Azimuth in exchange for each dollar of the advance. Under these circumstances, our existing shareholders would experience greater dilution and the total amount of financing that we will be able to raise pursuant to the financing arrangement could be significantly lower than $40.0 million. Although Azimuth is precluded from short sales of shares acquired pursuant to advances under the financing arrangement, the sale of our common stock under the financing arrangement could encourage short sales by third parties, which could contribute to the further decline of our stock price.

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

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1†	Amendment No. 1 to License Agreement with an effective date of January 5, 2011 between the registrant and Daiichi Sankyo Company, Limited

10.2*	Secured Promissory Note issued by the registrant to Oxford Finance Corporation on March 25, 2011

10.3*	Second Amendment to Loan and Security Agreement dated as of March 25, 2011 between the registrant and Oxford Finance Corporation

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Portions of this exhibit are redacted in accordance with a request for confidential treatment.
*	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on March 31, 2011 (File No. 001-34475).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEROS CORPORATION

Date: May 10, 2011	/s/ Gregory A. Demopulos
Gregory A. Demopulos, M.D.
President, Chief Executive Officer and Chairman of the Board of Directors

INDEX OF EXHIBITS

Exhibit Number	Description

10.1†	Amendment No. 1 to License Agreement with an effective date of January 5, 2011 between the registrant and Daiichi Sankyo Company, Limited

10.2*	Secured Promissory Note issued by the registrant to Oxford Finance Corporation on March 25, 2011

10.3*	Second Amendment to Loan and Security Agreement dated as of March 25, 2011 between the registrant and Oxford Finance Corporation

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Portions of this exhibit are redacted in accordance with a request for confidential treatment.
*	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on March 31, 2011 (File No. 001-34475).