Form 10-Q
period 2011-06-30
OMEROS CORP
filed 2011-08-09
CIK 1285819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 5, 2011, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 22,206,112.

OMEROS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2011

INDEX

Page
Part I — Financial Information	3
Item 1. Financial Statements	3
Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	3
Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010 and for the period from June 16, 1994 (inception) through June 30, 2011	4
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 and for the period from June 16, 1994 (inception) through June 30, 2011	5
Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	24
Part II — Other Information	25
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 6. Exhibits	45
Signatures	46

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMEROS CORPORATION

(A Development-Stage Company)

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,159	$3,278
Short-term investments	32,715	38,715
Grant and other receivables	2,460	1,479
Prepaid expenses and other current assets	333	282

Total current assets	39,667	43,754
Property and equipment, net	952	1,622
Restricted cash	193	193
Other assets	136	135

Total assets	$40,948	$45,704

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$814	$2,398
Accrued expenses	3,018	4,567
Deferred revenue	6,788	8,014
Current portion of notes payable	3,719	395

Total current liabilities	14,339	15,374
Notes payable, less current portion	16,594	9,860
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01 per share: authorized shares – 20,000,000; issued and outstanding – none	—	—
Common stock, par value $0.01 per share:
Authorized shares — 150,000,000 at June 30, 2011 (unaudited) and December 31, 2010;
Issued and outstanding shares—22,206,112 and 21,920,836 at June 30, 2011 (unaudited) and December 31, 2010, respectively	222	219
Additional paid-in capital	169,213	167,838
Deficit accumulated during the development stage	(159,420)	(147,587)

Total shareholders’ equity	10,015	20,470

Total liabilities and shareholders’ equity	$40,948	$45,704

See notes to Consolidated Financial Statements

OMEROS CORPORATION

(A Development-Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from June 16, 1994 (Inception) through June 30,
	2011	2010	2011	2010	2011
Revenue	$1,155	$497	$2,394	$875	$9,336
Operating expenses:
Research and development	4,077	6,120	9,502	11,202	112,130
Acquired in-process research and development	—	—	—	—	10,891
General and administrative	2,027	2,011	4,291	3,732	50,793

Total operating expenses	6,104	8,131	13,793	14,934	173,814

Loss from operations	(4,949)	(7,634)	(11,399)	(14,059)	(164,478)
Investment income	14	21	31	38	5,575
Interest expense	(527)	(409)	(820)	(861)	(5,186)
Loss on extinguishment of debt	—	—	—	—	(296)
Other income, net	171	218	355	417	4,965

Net loss	$(5,291)	$(7,804)	$(11,833)	$(14,465)	$(159,420)

Basic and diluted net loss per common share	$(0.24)	$(0.36)	$(0.54)	$(0.68)

Weighted-average shares used to compute basic and diluted net loss per common share	22,167,629	21,381,216	22,112,110	21,337,556

See notes to Consolidated Financial Statements

OMEROS CORPORATION

(A Development-Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,		Period from June 16, 1994 (Inception) through June 30,
	2011	2010	2011
Operating activities
Net loss	$(11,833)	$(14,465)	$(159,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	227	261	2,701
Stock-based compensation expense	1,005	1,000	14,835
Change in fair value of preferred stock warrant values and success fee liability	—	—	(253)
Non-cash interest expense	151	82	633
Loss on extinguishment of debt	—	—	296
Other than temporary impairment and loss on sale of investment securities	—	33	275
Write-off of deferred public offering costs	—	—	1,948
Acquired in-process research and development	—	—	10,891
Changes in operating assets and liabilities, net of nura acquisition in 2006:
Grant and other receivables	631	(687)	452
Prepaid expenses and other current and noncurrent assets	(27)	(68)	(244)
Deferred public offering costs	—	—	(1,948)
Accounts payable and accrued expenses	(3,152)	(1,158)	3,175
Deferred revenue	(1,202)	(224)	9,652

Net cash used in operating activities	(14,200)	(15,226)	(117,007)

Investing activities
Purchases of property and equipment	(1,193)	(605)	(4,072)
Purchase of Patobios intellectual property assets	—	—	(7,631)
Reimbursement of Patobios intellectual property assets	—	—	7,631
Purchases of investments	(9,000)	(5)	(214,869)
Proceeds from the sale of investments	15,000	20,117	136,889
Proceeds from the maturities of investments	—	323	45,026
Cash paid for acquisition of nura, net of cash acquired of $87	—	—	(212)

Net cash provided by investing activities	4,807	19,830	(37,238)

Financing activities
Proceeds from issuance of common stock upon initial public offering, net of offering costs of $6,388			61,812
Proceeds from borrowings under note payable, net of loan origination costs and prepayment penalty	9,942	—	36,612
Payments on notes payable	(41)	(2,710)	(19,622)
Proceeds from issuance of common stock upon exercise of stock options	373	159	1,342
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	78,234
Other, net	—	—	26

Net cash provided by (used in) financing activities	10,274	(2,551)	158,404

Net increase in cash and cash equivalents	881	2,053	4,159
Cash and cash equivalents at beginning of period	3,278	820	—

Cash and cash equivalents at end of period	$4,159	$2,873	$4,159

Supplemental cash flow information
Cash paid for interest	$599	$746	$4,424

Issuance of common stock to Patobios in connection with purchase of intellectual property assets	$—	$—	$3,146

Reduction of equipment cost basis due to assets purchased with grant funding	$1,636	$—	$1,636

Issuance of warrants	$—	$—	$1,235

Preferred stock and common stock issued in connection with nura acquisition	$—	$—	$14,070

Property acquired under capital lease	$—	$—	$201

See notes to Consolidated Financial Statements

OMEROS CORPORATION

(A Development-Stage Company)

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010, includes all adjustments, which include normal recurring adjustments, necessary to present fairly our interim financial information. The December 31, 2010 balance sheet reflects a $500,000 increase and decrease to long-term notes payable and accrued expenses, respectively, to conform to the current presentation. The consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

The accompanying unaudited consolidated financial statements and notes to consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Our consolidated financial statements include the financial position and results of operations of Omeros and nura, inc., or nura, our wholly owned subsidiary. The acquisition of nura was accounted for as a purchase of assets, and the results of nura have been included in our results since August 11, 2006.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances; however, actual results could differ from those estimates.

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

In January 2010, FASB issued guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements, including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The guidance pertaining to Level 1 and Level 2 measurements was effective for the year ended December 31, 2010. The adoption of this guidance did not have a material impact on our consolidated financial statements. The guidance pertaining to Level 3 reconciliation disclosures will be effective for the year ending December 31, 2011. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In 2010, FASB issued an ASU related to revenue recognition that applies to arrangements with milestones relating to research or development deliverables. This guidance provides criteria that must be met to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. We adopted this standard effective January 1, 2011 and it had no impact on our financial statements.

In June 2011, FASB issued an ASU related to the presentation of comprehensive income that will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The standard does not change the items that must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard, which must be applied retroactively, is effective for interim and annual periods beginning after December 15, 2011. We will adopt these standards on January 1, 2012. As this update impacts presentation only, it will have no effect on our condensed consolidated financial statements or on our financial condition.

Note 2 — Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of unrestricted common shares and dilutive common share equivalents outstanding for the period, determined using both the treasury-stock and the as if-converted methods.

The basic and diluted net loss per share amounts for the three and six months ended June 30, 2011 and 2010 were computed based on the shares of common stock outstanding during the respective periods. The following table presents the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Historical
Numerator:
Net loss	$(5,291)	$(7,804)	$(11,833)	$(14,465)

Denominator:
Denominator for basic and diluted net loss per share	22,167,629	21,381,216	22,112,110	21,337,556

Basic and diluted net loss per common share	$(0.24)	$(0.36)	$(0.54)	$(0.68)

Historical outstanding dilutive securities not included in diluted loss per common share calculation:

	June 30,
	2011	2010
Outstanding options to purchase common stock	3,322,064	3,560,260
Warrants to purchase common stock	609,016	209,017

Total	3,931,080	3,769,277

Note 3 — Cash, Cash Equivalents and Investments

Our investment portfolio is made up of cash and cash equivalents and available-for-sale money-market funds that are classified as short-term investments on the accompanying balance sheets. We did not own any securities with unrealized loss positions as of June 30, 2011 or December 31, 2010.

The composition of our investment income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Gross interest income	$14	$48	$31	$71
Gross realized gains on investments	—	3	—	3
Gross realized losses on investments	—	(30)	—	(36)

Total investment income	$14	$21	$31	$38

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

Our fair-value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis is as follows:

	June 30, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money-market funds classified as cash equivalents and restricted cash	$2,819	$—	$—	$2,819
Money-market funds classified as short-term investments	32,715	—	—	32,715

Total	$35,534	$—	$—	$35,534

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money-market funds classified as cash equivalents and restricted cash	$2,323	$—	$—	$2,323
Money-market funds classified as short-term investments	38,715	—	—	38,715

Total	$41,038	$—	$—	$41,038

Cash of $1.5 million and $1.1 million was excluded from our fair-value hierarchy disclosure as of June 30, 2011 and December 31, 2010, respectively. Additionally, the fair-value hierarchy disclosure includes restricted cash of $193,000 as of June 30, 2011 and December 31, 2010. There were no unrealized gains and losses associated with our short-term investments as of June 30, 2011 or December 31, 2010.

Note 5 — Certain Balance Sheet Accounts

Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2011	December 31, 2010
	(in thousands)
Employee compensation	$1,014	$974
Clinical trials	880	2,548

Contract preclinical research and manufacturing Contract research	455	351
Other accruals	669	694

Accrued expenses	$3,018	$4,567

Comprehensive Loss

Comprehensive loss is comprised of net loss and certain changes in equity that are excluded from net loss. Historically, our only component of other comprehensive loss is unrealized gains (losses) on available-for-sale securities. We have no components of other comprehensive loss for the three and six months ended June 30, 2011.

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

Upon the last payment date of the amounts borrowed from Oxford, we will be required to pay Oxford a final payment fee equal to 5.0% of Tranche 1 ($500,000) and 4.0% of Tranche 2 ($400,000). The final payment fee for Tranche 2 was recorded as a discount to the Tranche 2 note and is being amortized to interest expense using the effective interest method over the repayment term of the initial loan amount. In connection with Tranche 2, we incurred debt issuance costs of $58,000 that were capitalized and included in other assets in the balance sheets. Included in these debt issuance costs is a one-time facility fee payment to Oxford of $50,000. The debt issuance costs are being amortized to interest expense using the effective interest method over the term of the initial loan amount. For the three and six months ended June 30, 2011, respectively, total non-cash interest expense associated with our borrowings under the Tranche 1 and Tranche 2 notes includes amortization of the discount of $76,000 and $118,000, and amortization of debt issuance costs of $19,000 and $33,000. Please see Note 6 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 for additional information regarding the Tranche 1 note.

Note 7 —Revenue

We have received Small Business Innovative Research, or SBIR, grants from the National Institutes of Health since inception through June 30, 2011 totaling $4.3 million. The grants support research and development of our product candidates. We recorded revenue related to these grants of $121,000 and $327,000 for the three months ended June 30, 2011 and 2010, respectively, and $209,000 and $610,000 for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, $652,000 of funding remained under these grants.

In December 2006, we entered into a funding agreement with The Stanley Medical Research Institute, or SMRI, to develop a proprietary PDE10 inhibitor product candidate for the treatment of schizophrenia. Under the agreement, we may receive grant and equity funding of up to $9.0 million upon achievement of product development milestones through Phase 1 clinical trials, subject to our mutual agreement with SMRI. We hold the exclusive rights to the technology. In consideration for SMRI’s grant funding, we will become obligated to pay SMRI royalties based on net income, as defined under the agreement, from commercial sales of a PDE10 inhibitor product, not to exceed a set multiple of total grant funding received. If a PDE10 inhibitor product candidate does not reach commercialization, we are not required to repay the grant funds. Through June 30, 2011, we have received a total of $5.7 million from SMRI in the form of grant and equity funding. As of June 30, 2011, all grant amounts pertaining to this agreement previously recorded as deferred revenue in the accompanying balance sheet have been recognized as revenue. In 2007 and 2009, as consideration for the equity funding noted above, we sold an aggregate of 255,103 shares of Series E convertible preferred stock to SMRI, which were subsequently converted to common stock in connection with our initial public offering. We recognized revenue under the SMRI funding agreement of $94,000 and $129,000 for the three months ended June 30, 2011 and 2010, respectively, and $227,000 and $224,000 for the six months ended June 30, 2011 and 2010, respectively.

In October 2010, we entered into a platform development funding agreement with Vulcan Inc. and its affiliate, which we refer to collectively as Vulcan, pursuant to which we received $20.0 million for our G protein-coupled receptor, or

GPCR, program from Vulcan. Of the funds received from Vulcan, we recorded $10.8 million as a reduction of the cost of the intellectual property assets we purchased from Patobios Limited, or Patobios, $994,000 was recorded in equity for the fair value of warrants issued to Vulcan, and the remaining $8.2 million was recorded as deferred revenue. The deferred revenue balance is being recognized as revenue or as a reduction of the costs of assets purchased in direct proportion to the related GPCR expenses as they are incurred. Also in October 2010, we entered into an agreement with the Life Sciences Discovery Fund Authority, a granting agency of the State of Washington, or LSDF, under which we received a $5.0 million grant award from LSDF that will be paid to us as reimbursement of expenses that we incur and for equipment purchases we make for our GPCR program. For the three and six months ended June 30, 2011, we have recorded reductions to the Vulcan deferred revenue balance of $401,000 and $958,000, respectively, which includes $387,000 and $934,000 recognized as revenue and $14,000 and $24,000 recorded as cost reductions to assets. As of June 30, 2011, $6.8 million in deferred revenue pertaining to the Vulcan Agreement was recorded in the accompanying balance sheet. Under the LSDF agreement, for the three and six months ended June 30, 2011, respectively, we recognized revenue of $553,000 and $1.0 million and have recorded cost reductions to assets of $1.6 million. As of June 30, 2011, we had incurred $3.3 million of expenses reimbursable by LSDF under our grant award agreement. See additional discussion of the Vulcan and LSDF agreements under Note 8.

Note 8 — Commitments and Contingencies

In connection with our funding agreement with SMRI, beginning the first calendar year after commercial sales of a schizophrenia product, if and when a product is commercialized, we may become obligated to pay royalties based on net income, as defined in the agreement, not to exceed a set multiple of total grant funding received. Based on the amount of grant funding received as of June 30, 2011, the maximum amount of royalties payable by us is $12.8 million. We have not paid any such royalties through June 30, 2011.

In February 2009, we entered into a patent assignment agreement with an individual whereby we acquired all intellectual property rights, including patent applications, related to peroxisome proliferators activated receptor gamma, or PPARg agonists for the treatment and prevention of addictions to substances of abuse, as well as other compulsive behaviors. No payments were made related to the technology acquisition. In February 2011, we amended the patent assignment agreement to include all intellectual property rights, including patent applications, related to dietary supplements that increase PPARg activity. Under the agreement, we will be required to make payments of up to $3.8 million in total, for both PPARg agonists and dietary supplements that increase PPARg activity, to the individual upon achievement of certain development events, such as the initiation of clinical trials and receipt of marketing approval. In addition, we are obligated to pay a low single-digit percentage royalty on any net sales of drug products that are covered by any patents that issue from the acquired patent application. We recorded no research and development expense under the patent assignment agreement during the three and six months ended June 30, 2011 and 2010.

In March 2010, we entered into a license agreement with Daiichi-Sankyo Co., Ltd. (successor-in-interest to Asubio Pharma Co., Ltd.), or Daiichi, pursuant to which we received an exclusive license to PDE7 inhibitors claimed in certain patents and pending patent applications owned by Daiichi for use in the treatment of movement disorders and other specified indications. In February 2011, we amended the agreement to include addiction and compulsive disorders in the field of use. Under the amended agreement, we agreed to make milestone payments to Daiichi of up to $30.2 million upon the achievement of certain events, such as successful completion of preclinical toxicology studies; dosing of human subjects in Phase 1, 2 and 3 clinical trials; receipt of marketing approval of a PDE7 inhibitor product; and reaching specified sales milestones. In addition, Daiichi is entitled to receive from us a low single-digit percentage royalty of any net sales of a PDE7 inhibitor licensed under the agreement by us and/or our sublicensee(s), provided that if the sales are made by a sublicensee, then the amount payable by us to Daiichi is capped at an amount equal to a low double-digit percentage of all royalty and specified milestone payments that we receive from the sublicensee. We recorded no research and development expense under this agreement during the three months ended June 30, 2011 and 2010, and $13,000 and $25,000 for the six months ended June 30, 2011 and 2010, respectively.

In April 2010, we entered into an exclusive license agreement with Helion Biotech ApS, or Helion, pursuant to which we received a royalty bearing, worldwide exclusive license in and to all of Helion’s intellectual property rights related to MASP-2 antibodies, polypeptides and methods in the field of inhibition of mannan-binding lectin-mediated activation of the complement system for the prevention, treatment or diagnosis of any disease or condition. Upon execution of the agreement, we made a one-time payment to Helion of $500,000 that was recognized as research and development expense and agreed to make development and sales milestone payments to Helion of up to an additional $6.9 million upon the achievement of certain events, such as the filing of an Investigational New Drug application with the U.S. Food and Drug Administration; initiation of Phase 2 and 3 clinical trials; receipt of marketing approval; and reaching specified sales milestones. In addition, Helion is entitled to receive from us a low single-digit percentage royalty of any net sales of a MASP-2 inhibitor product that is covered by the patents licensed by us under the agreement. We recognized $15,000 and $519,000 in research and development expense under this agreement for the three months ended June 30, 2011 and 2010, respectively, and $15,000 and $529,000 for the six months ended June 30, 2011 and 2010, respectively.

In September 2008, we entered into a technology option agreement with Patobios to evaluate and potentially acquire the intellectual property rights covering Patobios’ GPCR technology. Under the terms of the agreement, as amended in November 2009, Patobios granted us an option to evaluate the technology over four option periods commencing September 2008 and continuing up to December 2010. Under the terms of the agreement, we had the exclusive option to acquire the intellectual property rights, including patents, covering Patobios’ GPCR technology at any time during any of the option periods. We made a non-refundable payment of $188,000 to Patobios following execution of the agreement for the first nine-month option period and a payment of $471,000 for the second six-month option period, all of which was charged to research and development expense. As of December 31, 2009, the second option period was automatically extended until January 2010 at a cost to us of $104,000 and we exercised our right to extend the third option period from January 2010 to June 2010 at a cost to us of $516,000, which was recorded as research and development expense in 2009. In June 2010, we exercised our right to extend the fourth option period from July 2010 to December 2010 at a cost to us of $487,000. In November 2010 we purchased the GPCR technology from Patobios. The purchase price of these assets was $10.8 million, of which approximately $7.6 million was paid in cash and $3.2 million was paid in the form of 379,039 shares of our common stock. We have no royalty, milestone, or other payment obligations to Patobios. As Vulcan funded the purchase of these assets, we have no cost basis in the assets acquired. We recognized research and development expense under the Patobios agreement of $487,000 and $497,000, for the three and six months ended June 30, 2010, respectively.

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

As discussed above, in November 2010, pursuant to our agreement with Vulcan, we purchased from Patobios intellectual property assets related to an assay technology for use in the GPCR program. We also issued to Vulcan three warrants to purchase our common stock, each with a five-year term and exercisable for 133,333 shares, with exercise prices of $20, $30 and $40 per share, respectively. The warrants may be exercised for cash or on a “cashless” basis through the surrender at the time of exercise of a number of shares that would otherwise be issuable equal to the fair market value of our common stock at the time of exercise. Under our agreement with Vulcan, we granted Vulcan a security interest in our personal property related to the GPCR program, other than intellectual property, which security interest is junior to any existing or future security interests granted in connection with a financing transaction and which will be released automatically after Vulcan receives $25.0 million under the agreement. We also agreed not to grant any liens on intellectual property related to the GPCR program. The term of our agreement with Vulcan is 35 years, provided that the term will automatically extend until the cumulative net proceeds that we receive from the GPCR program are approximately $1.5 billion.

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

Note 9 — Shareholders’ Equity

In May 2011, we entered into an equity line financing facility with Azimuth Opportunity, Ltd., or Azimuth, pursuant to which we may sell up to $40.0 million of our shares of common stock over a 24-month term. From time to time over the 24-month term, and in our sole discretion, we may present Azimuth with draw-down notices requiring Azimuth to purchase a specified dollar amount of shares of our common stock, based on the volume-weighted average price per share on each of 10 consecutive trading days, or the draw down period, with the total dollar amount of each draw down subject to certain agreed-upon limitations based on the market price of our common stock at the time of the draw down. The purchase price for these shares equals the daily volume-weighted average price of our common stock on each date during the draw down period on which shares are purchased, less a discount ranging from 3.00% to 6.00%, based on a minimum price that we specify. In addition, in our sole discretion, but subject to certain limitations, we may require Azimuth to purchase a percentage of the daily trading volume of our common stock for each trading day during the draw down period. We are allowed to present Azimuth with up to 24 draw-down notices during the 24-month term, with only one such draw-down notice allowed per draw down period and a minimum of five trading days required between each draw down period. We may not issue more than 4,427,562 shares in connection with the committed equity line financing facility, although this limitation does not apply if the average purchase price of all shares issued to Azimuth, taking into account all discounts, equals or exceed $5.02 per share, which amount is subject to adjustment in certain circumstances specified in the facility. We have not drawn funds under this facility.

In connection with this facility, we entered into a placement agent agreement with Reedland Capital Partners, an Institutional Division of Financial West Group, member FINRA/SIPC, or FWG/Reedland. Pursuant to the agreement we reimbursed $10,000 of FWG/Reedland’s legal expenses in connection with a filing that was made by FWG/Reedland pursuant to FINRA Rule 5110, and have agreed to pay FWG/Reedland, upon each sale of our common stock to Azimuth under the equity line financing facility, a fee equal to 0.5% of the aggregate dollar amount of common stock purchased by Azimuth upon settlement of each such sale.

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

On January 1, 2011 in accordance with the 2008 Plan annual increase provisions, the authorized shares in the 2008 Plan increased by 1,096,041 shares. During the six months ended June 30, 2011, the authorized shares in the 2008 Plan increased by an additional 7,590 shares as a result of the cancellation of options under the 1998 Plan. As of June 30, 2011, a total of 3,417,902 shares were reserved for issuance under the 2008 Plan.

A summary of stock option activity and related information follows:

	Options Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2010	3,589,292	$3.09
Granted	65,300	5.55
Exercised	(285,276)	1.31
Forfeited	(47,252)	5.90

Balance at June 30, 2011	3,322,064	$3.25	6.75	$5,973,207

Exercisable at June 30, 2011	2,436,114	$2.08	6.01	$5,932,731

Compensation cost for stock options granted to employees is based on the grant-date fair value and is recognized over the vesting period of the applicable option on a straight-line basis. As of June 30, 2011, we had approximately $3.4 million of unrecognized compensation expense related to our unvested stock options. We expect to recognize this compensation expense over a weighted-average period of approximately 2.55 years.

As stock-based compensation expense is based on options ultimately expected to vest, the expense has been reduced for estimated forfeitures. The fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Weighted-average estimated fair value	$3.07	$4.29	$3.65	$4.20
Weighted-average Assumptions:
Expected volatility	81%	77%	81% - 82%	77%
Expected term (in years)	5.50	6.08	5.50 - 5.96	6.08
Risk-free interest rate	1.88%	2.45%	1.88% - 2.50%	2.45% - 2.77%
Expected dividend yield	0%	0%	0%	0%

Stock-Based Compensation Summary. Stock-based compensation expense includes stock options granted to employees and non-employees and has been reported in our consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Research and development	$210	$81	$458	$378
General and administrative	337	446	547	622

Total	$547	$527	$1,005	$1,000

In connection with the non-employee options, we recognized (income)/expense of $(3,000) and $33,000 for the three months ended June 30, 2011 and 2010, respectively, and $53,000 and $52,000 for the six months ended June 30, 2011 and 2010, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” and “potential,” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding:

•	our ability to advance our PDE10 program through the completion of Phase 1 clinical trials with the funding we may receive from The Stanley Medical Research Institute;

•	our expectation that we will have data from the first Phase 3 clinical trial in our OMS103HP program in the first half of 2012;

•	our expectation that we will begin the second Phase 3 clinical trial in our OMS103HP program following discussions with European regulatory authorities;

•

our expectations regarding the design and scope of the clinical trials in our Phase 3 program for OMS302 and that we will have data from the first Phase 3 clinical trial from this program in the first half of 2012;

•	our expectation that we will begin the second Phase 3 clinical trial in our OMS302 program following discussions with European regulatory authorities;

•

our expectations regarding the clinical benefits of our product candidates, including whether OMS103HP will be the first commercially available drug delivered directly to the surgical site to improve function following arthroscopic surgery;

•	our capability to continue high-throughput surrogate de-orphanization of orphan G protein-coupled receptors, or GPCRs, and to develop product candidates that act at these new potential drug targets;

•	our estimates regarding our future net losses, revenues, research and development expenses and sales and marketing, and general and administrative expenses;

•	our expectation that none of our product candidates will be commercially available until 2013, if at all;

•	our estimate regarding how long our existing cash, cash equivalents and short-term investments will be sufficient to fund our anticipated operating expenses, capital expenditures and note payments;

•	our belief that an increase in market rates would not have a material negative impact on the realized value of our investment portfolio; and

•

our involvement in potential claims and legal proceedings, the expected course and costs of existing claims and legal proceedings, and the potential outcomes and effects of both existing and potential claims and legal proceedings on our business, prospects, financial condition and results of operations.

Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks, uncertainties and other factors described in Item IA of Part II of this Quarterly Report on Form 10-Q under the heading “Risk Factors” and in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010. As a result of such factors, the actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on our company, business or operations. Also, these forward-looking statements represent our management’s estimates and assumptions only as of the date of the filing of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual results may materially differ from current expectations. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

OMS103HP, one of our co-lead PharmacoSurgery product candidates, is being evaluated in a Phase 3 clinical program for its safety and ability to improve postoperative joint function and reduce pain following arthroscopic partial meniscectomy surgery. This clinical program is expected to consist of two trials conducted in North America and Europe. We expect data from the North American trial in the first half of 2012. We are in discussions with European regulatory authorities regarding the second Phase 3 clinical trial and, assuming sufficient resources, plan to begin that trial following completion of those discussions. We believe that OMS103HP will, if approved, be the first commercially available drug delivered directly to the surgical site to improve function following arthroscopic surgery. In the first quarter of 2011, we announced that OMS103HP failed to meet pre-specified efficacy endpoints in a Phase 3 clinical program in patients undergoing arthroscopic anterior cruciate ligament, or ACL, reconstruction surgery. We were unable to draw any conclusions about OMS103HP’s effect in the Phase 3 ACL program due to confounding factors and we have no plans to conduct additional ACL reconstruction trials at this time.

OMS302, our other co-lead PharmacoSurgery product candidate, is being evaluated in a Phase 3 clinical program for its safety and ability to maintain intraoperative pupil dilation (mydriasis) and reduce postoperative pain in patients undergoing intra-ocular lens replacement surgery. This clinical program is expected to consist of two trials that will enroll both cataract surgery and refractive lens exchange patients. The first trial will be conducted in North America and data are expected in the first half of 2012. We plan to initiate the second trial following discussions with regulators to ensure that data collected meet European expectations for marketing approval.

Our third PharmacoSurgery product candidate, OMS201, is being developed for use during urological surgery, including uroendoscopic procedures. During the fourth quarter of 2010, we completed a Phase 1/Phase 2 clinical trial in patients undergoing ureteroscopic removal of ureteral or renal stones. The data showed that OMS201 was safe and well tolerated by the patients in this trial.

In addition to our PharmacoSurgery platform, we have a pipeline of other product development programs targeting inflammation, coagulopathies and disorders of the central nervous system. In our PPARg program, we are developing proprietary compositions that include PPARg agonists for the treatment and prevention of addiction to substances of abuse, which may include opioids, nicotine and alcohol. In our Plasmin program, we are advancing novel antifibrinolytic agents for the control of blood loss during surgery or resulting from trauma. Our PDE7 program is based on our discoveries of previously unknown links between PDE7 and (1) any movement disorder, such as Parkinson’s disease, and (2) addiction and compulsive disorders, and we are developing proprietary compounds for the treatment of these and other related disorders. In our MASP-2 program, we are developing proprietary MASP-2 antibody therapies to treat disorders caused by complement-activated inflammation and, in our PDE10 program, we are developing proprietary compounds to treat schizophrenia and other psychoses.

In our G protein-coupled receptor, or GPCR, program, we are working to complete high-throughput surrogate de-orphanization of orphan GPCRs, or the identification of synthetic molecules that bind and functionally interact with the receptors, and to develop product candidates that act at these new potential drug targets. We have already announced that we have identified and confirmed sets of compounds that interact selectively with, and modulate signaling of ten orphan

GPCRs. During the fourth quarter of 2010, we entered into an agreement with Vulcan Inc. and its affiliate, which we refer to collectively as Vulcan, pursuant to which we received $20.0 million for our GPCR program. Also during the same quarter, we entered into an agreement with the State of Washington’s Life Sciences Discovery Fund Authority, or LSDF, under which we received a $5.0 million grant award that will be paid against expenses that we incur or to reimburse us for the cost of assets that we purchase for our GPCR program. In exchange for these payments, we agreed to pay to Vulcan and LSDF a portion of net proceeds that we receive from the GPCR program. We also issued to the Vulcan affiliate three five-year warrants to purchase our common stock, each for 133,333 shares, with exercise prices of $20, $30 and $40 per share, respectively. Following the receipt of the $20.0 million from Vulcan, we purchased from Patobios Limited, or Patobios, intellectual property assets related to an assay technology for use in the GPCR program. The purchase price for these assets was approximately $10.8 million, of which approximately $7.6 million was paid in cash and $3.2 million was paid in shares of our common stock. We have no royalty or milestone payment obligations to Patobios.

We have incurred significant losses since our inception. As of June 30, 2011, our accumulated deficit was $159.4 million and total shareholders’ equity was $10.0 million. We recognized net losses of $5.3 million and $7.8 million for the three months ended June 30, 2011 and 2010, respectively, and $11.8 million and $14.5 million for the six months ended June 30, 2011 and 2010, respectively. These losses have resulted principally from expenses incurred in connection with research and development activities, consisting primarily of clinical trials, preclinical studies and manufacturing services associated with our current product candidates.

Revenue

We have recognized $9.3 million of revenue from inception (June 16, 1994) through June 30, 2011, consisting of grant funding from third parties and revenue recognized in connection with funding from Vulcan and LSDF. Other than grant funding, we do not expect to receive any revenue from our product candidates until we receive regulatory approval and commercialize the product candidates or until we potentially enter into collaborative agreements with third parties for the development and commercialization of our product candidates. As discussed below, we do not expect any of our current product candidates to be commercially available before 2013, if at all. We continue to pursue government and private grant funding as well as collaboration funding for our product candidates and research programs.

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

Research and development expenses from inception (July 16, 1994) to June 30, 2011 were $112.1 million. The following table illustrates our expenses associated with these activities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Direct external expenses:
Clinical research and development:
OMS103HP	$546	$1,702	$1,949	$2,949
Other clinical programs	394	222	792	265

Total clinical research and development	940	1,924	2,741	3,214
Preclinical research and development	620	1,675	1,281	3,008

Total direct external expenses	1,560	3,599	4,022	6,222
Internal, overhead and other expenses	2,307	2,440	5,022	4,602
Stock-based compensation expense	210	81	458	378

Total research and development expenses	$4,077	$6,120	$9,502	$11,202

Direct external clinical research and development expenses consist primarily of external research and development and regulatory expenses incurred pursuant to agreements with third-party manufacturing organizations, CROs, clinical trial sites, collaborators, licensors and consultants. Direct external preclinical research and development expenses consist primarily of our research activities, preclinical studies and laboratory supplies. Internal, overhead and other expenses consist of personnel costs and other overhead costs such as rent, utilities and depreciation. Our internal resources, employees and infrastructure are not directly tied to any individual research project and are typically deployed across multiple clinical and preclinical projects that we are advancing in parallel.

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

Interest Expense

Interest expense consists of interest on our notes payable and the amortization of both the related discount and debt issuance costs.

Other Income (Expense)

Other income (expense) consists primarily of rental income received under subleases for use of a portion of our vivarium and laboratory facility.

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances; however, actual results could differ from those estimates. An accounting policy is considered critical if it is important to a company’s financial condition and results of operations, and if it requires the exercise of significant judgment and the use of estimates on the part of management in its application. Although we believe that our judgments and estimates are appropriate, actual results may differ materially from our estimates.

We believe the following to be our critical accounting policies because they are both important to the portrayal of our financial condition and results of operations and they require critical judgment by management and estimates about matters that are uncertain:

•	revenue recognition;

•	research and development expenses, primarily clinical trial expenses; and

•	stock-based compensation.

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

Research and Development Expenses

Research and development expenses are comprised primarily of employee and consultant-related expenses, which include salaries and benefits; external research and development expenses incurred pursuant to agreements with third-party manufacturing organizations, CROs and clinical trial sites; facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and depreciation of leasehold improvements and equipment; third-party supplier expenses, including laboratory and other supplies; and payments to collaborators and licensors. Clinical trial expenses for investigational sites require certain estimates. We estimate these costs based on a cost per patient that varies depending on the clinical trial site. As actual costs become known to us, we adjust our estimates; these changes in estimates may result in understated or overstated expenses at a given point in time. Internal and third-party research and development expenses are expensed as incurred.

Stock-Based Compensation

Stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized on the straight-line method as expense over the requisite service period, which is generally the vesting period. Compensation cost for all stock-based awards is measured at fair value as of the grant date. The fair value of our stock options is calculated using the Black-Scholes option valuation model. The Black-Scholes model requires the input of various subjective assumptions, including stock price volatility and expected option life. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense for new awards may differ materially in the future from that recorded in the current period.

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

Results of Operations

Comparison of Three Months Ended June 30, 2011 and June 30, 2010

Revenue. Revenue was $1.2 million for the three months ended June 30, 2011, compared to $497,000 for the three months ended June 30, 2010. The increase was primarily due to our recognition of $940,000 of revenue in connection with the Vulcan and LSDF agreements for our GPCR program, offset by the completion of preclinical research funded by grants from the National Institutes of Health, or NIH.

Research and Development Expenses. Research and development expenses were $4.1 million for the three months ended June 30, 2011 compared to $6.1 million for the three months ended June 30, 2010. The decrease primarily relates to lower clinical trial costs during the second quarter of 2011 and $987,000 in one-time licensing fees incurred during the three-month period in 2010.

General and Administrative Expenses. General and administrative expenses were $2.0 million for the three months ended June 30, 2011 and 2010. General and administrative expenses for both periods consist principally of personnel, overhead, stock-based compensation, patent costs, and professional fees for legal, consulting and audit services.

Interest Expense. Interest expense was $527,000 for the three months ended June 30, 2011 compared to $409,000 for the three months ended June 30, 2010. The increase was primarily attributable to the increase in our notes payable balance resulting from our borrowing of $10.0 million from Oxford Finance Corporation, or Oxford, in March 2011.

Other Income. Other income was $171,000 for the three months ended June 30, 2011 compared to $218,000 for the three months ended June 30, 2010. Other income consists primarily of rental income received under subleases for use of a portion of our vivarium and laboratory facilities.

Comparison of Six Months Ended June 30, 2011 and June 30, 2010

Revenue. Revenue was $2.4 million for the six months ended June 30, 2011 compared to $875,000 for the six months ended June 30, 2010. The increase was primarily due to our recognition of revenue of $2.0 million in connection with the Vulcan and LSDF agreements for our GPCR program, offset by the completion of preclinical research funded by grants from the NIH.

Research and Development Expenses. Research and development expenses were $9.5 million for the six months ended June 30, 2011 compared to $11.2 million for the six months ended June 30, 2010. The decrease primarily was due to one-time licensing fees and contract services totaling $1.5 million incurred during the six-month period in 2010 as well as lower clinical trial costs during the six-month period in 2011.

General and Administrative Expenses. General and administrative expenses were $4.3 million for the six months ended June 30, 2011 compared to $3.7 million for the six months ended June 30, 2010. General and administrative expenses for both periods consist principally of personnel, overhead, stock-based compensation, patents costs, and professional fees for legal, consulting and audit services. The increase in general and administrative expenses was primarily attributable to increased patent, legal and certain public company costs.

Interest Expense. Interest expense was $820,000 for the six months ended June 30, 2011 compared to $861,000 for the six months ended June 30, 2010. The decrease was primarily due to lower interest rates on our outstanding notes payable balance in the first quarter of 2011, partially offset by higher interest during the second quarter resulting from our borrowing of $10.0 million from Oxford in March 2011.

Other Income. Other income was $355,000 for the six months ended June 30, 2011 compared to $417,000 for the six months ended June 30, 2010. Other income consists primarily of rental income received under subleases for use of a portion of our vivarium and laboratory facilities.

Liquidity and Capital Resources

From inception to June 30, 2011, we have financed our operations primarily through private and public placements of equity securities for proceeds totaling $139.2 million and through two debt facilities with loan proceeds totaling $37.0 million, $9.0 million of which was used to pay off the remaining balance of the first facility, and our GPCR program funding agreement with Vulcan pursuant to which we received $20.0 million. As of June 30, 2011, we had $36.9 million in cash, cash equivalents and short-term investments. Our cash, cash equivalents and short-term investment balances are held principally in interest-bearing instruments, including money-market accounts. Cash in excess of immediate requirements is invested in accordance with established guidelines to preserve principal and maintain liquidity.

Comparison of Six Months Ended June 30, 2011 and June 30, 2010

Operating Activities. Net cash used in operating activities was $14.2 million for the six months ended June 30, 2011 compared to $15.2 million for the six months ended June 30, 2010. Expenditures related to operating activities in these periods were primarily the result of costs associated with research and development expenses and general and administrative expenses in support of our operations. The decrease in net cash used in operating activities was primarily due to decreased research and development expenses, including lower costs to support our clinical activities during the 2011 period and one-time licensing fees incurred during the 2010 period associated with our MASP-2 and GPCR programs. Also, the 2011 period includes the recognition of revenue that was deferred in connection with the Vulcan funding agreement.

Investing Activities. Net cash provided by investing activities was $4.8 million for the six months ended June 30, 2011 compared to net cash provided by investing activities of $19.8 million for the six months ended June 30, 2010. Since our inception, investing activities, other than purchases and maturities of short-term and long-term investments, consist primarily of purchases of property and equipment. In 2010, investing activities also included our acquisition of intellectual property assets from Patobios and our subsequent reimbursement of the purchase price by Vulcan. Cash flows from investing activities primarily reflect large amounts of cash used to purchase short-term investments and receipts from the sale and maturity of short-term investments. These amounts primarily relate to shifts between cash and cash equivalents and short-term investments. Because we manage our cash usage with respect to our total cash, cash equivalents and short-term investments, we do not consider these cash flows to be important to an understanding of our liquidity and capital resources.

Financing Activities. Net cash provided by financing activities was $10.3 million for the six months ended June 30, 2011, primarily as a result of proceeds from the borrowing of an additional $10.0 million from Oxford in March 2011. Net cash used in financing activities was $2.6 million for the six months ended June 30, 2010, primarily as a result of principal payments due under our notes payable to BlueCrest Venture Finance Master Fund Limit, or BlueCrest.

GPCR Program Funding Agreements

In October 2010, we entered into an agreement with Vulcan pursuant to which we received $20.0 million for our GPCR program. Also in October 2010, we entered into an agreement with LSDF under which we received a $5.0 million grant award that will be paid as reimbursement of expenses that we incur and equipment purchases we make for our GPCR program. In addition, in November 2010 we purchased from Patobios intellectual property assets related to a proprietary cellular redistribution assay for approximately $10.8 million, which consisted of approximately $7.6 million paid in cash and 379,039 shares of our common stock with a fair value of approximately $3.2 million.

Oxford Loan Agreement

In October 2010, we entered into a $20.0 million loan and security agreement with Oxford pursuant to which Oxford agreed to lend us up to $20.0 million in two tranches of $10.0 million each. Upon signing the agreement, we borrowed the first tranche of $10.0 million, or Tranche 1, using approximately $9.0 million of the proceeds to repay all outstanding amounts due under our loan and security agreement with BlueCrest as well as a 1.0% prepayment fee on the then-outstanding principal. In March 2011, we borrowed the second tranche of $10.0 million, or Tranche 2, from Oxford. As of June 30, 2011, our notes payable balance was $20.3 million, consisting primarily of notes payable to Oxford. We cannot borrow any additional amounts from Oxford under our agreement.

Interest on the notes we issued to Oxford for Tranche 1 and Tranche 2 accrues at annual fixed rates of 8.55% and 8.56%, respectively. Payments due under both Tranche 1 and Tranche 2 are interest only, payable monthly, in arrears, through October 31, 2011. Beginning November 1, 2011, 36 payments of principal and interest are payable monthly, in arrears. All unpaid principal and accrued and unpaid interest under both tranches are due and payable on the maturity date of the notes, October 21, 2014.

We made facility fee payments to Oxford of $50,000 for each of Tranche 1 and Tranche 2. Upon the last payment date of the amounts borrowed from Oxford, we will be required to pay Oxford a final payment fee equal to 5.0% of Tranche 1 ($500,000) and 4.0% of Tranche 2 ($400,000). As security for our obligations under the loan agreement, we granted Oxford a security interest in substantially all of our assets, excluding intellectual property. We may prepay all, but not less than all, of the outstanding principal and accrued and unpaid interest of either Tranche 1 or Tranche 2 at any time upon prior notice to Oxford and the payment of a fee equal to 1.0% of the then-outstanding principal amount of the tranche being prepaid. In connection with entering into the Oxford loan agreement, we incurred debt issuance costs of $227,000.

The Oxford loan agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, and repurchase stock, in each case subject to customary exceptions for a credit facility of this size and type. The loan agreement contains no cash covenant. The loan agreement also contains customary events of default that include, among other things, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, material adverse change default (as defined in the agreement), cross default to material indebtedness, bankruptcy and insolvency defaults, material judgment defaults, and a change of control default. We believe that we comply with the material adverse change clause, and no scheduled loan payments have been accelerated as a result of this provision. The occurrence of an event of default could result in the acceleration of the obligations under the loan agreement. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default at a per annum rate equal to 5.0% above the otherwise applicable interest rate.

Azimuth Equity Line Financing Facility

In May 2011, we entered into an equity line financing facility with Azimuth Opportunity, Ltd., or Azimuth, pursuant to which we may sell up to $40.0 million of our shares of common stock over a 24-month term. From time to time over the 24-month term, and in our sole discretion, we may present Azimuth with draw-down notices requiring Azimuth to purchase a specified dollar amount of shares of our common stock, based on the volume-weighted average price per share on each of 10 consecutive trading days, or the draw down period, with the total dollar amount of each draw down subject to certain agreed-upon limitations based on the market price of our common stock at the time of the draw down. The purchase price for these shares equals the daily volume-weighted average price of our common stock on each date during the draw down period on which shares are purchased, less a discount ranging from 3.00% to 6.00%, based on a minimum price that we specify. In addition, in our sole discretion, but subject to certain limitations, we may require Azimuth to purchase a percentage of the daily trading volume of our common stock for each trading day during the draw down period. We are allowed to present Azimuth with up to 24 draw-down notices during the 24-month term, with only one such draw-down notice allowed per draw down period and a minimum of five trading days required between each draw down period. We may not issue more than 4,427,562 shares in connection with the committed equity line financing facility, although this limitation does not apply if the average purchase price of all shares issued to Azimuth, taking into account all discounts, equals or exceeds $5.02 per share, which amount is subject to adjustment in certain circumstances specified in the facility. We have not drawn down funds under this facility. In connection with this facility, we entered into a placement agent agreement with Reedland Capital Partners, an Institutional Division of Financial West Group, member FINRA/SIPC, or FWG/Reedland. We have agreed to pay FWG/Reedland, upon each sale of our common stock to Azimuth under the facility, a fee equal to 0.5% of the aggregate dollar amount of common stock purchased by Azimuth upon settlement of each such sale. Pursuant to the agreement, we reimbursed $10,000 of FWG/Reedland’s legal expenses in connection with a filing that was made by FWG/Reedland pursuant to FINRA Rule 5110.

Stanley Medical Research Institute Funding Agreement

In December 2006, we entered into a funding agreement with The Stanley Medical Research Institute, or SMRI, to develop a proprietary product candidate that inhibits PDE10 for the treatment of schizophrenia. Under the agreement, we may receive grant and equity funding upon achievement of product development milestones through Phase 1 clinical trials totaling $9.0 million, subject to our mutual agreement with SMRI. As of June 30, 2011, we had received $5.7 million from SMRI, $2.4 million of which was recorded as revenue and $3.2 million of which was recorded as equity funding. As of June 30, 2011, all grant amounts pertaining to this agreement previously recorded as deferred revenue in the accompanying balance sheet have been recognized as revenue.

Funding Requirements

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our anticipated operating expenses, capital expenditures and note payments for at least the next 12 months. We base this estimate on assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and to the extent that we may or may not enter into collaborations with third parties to participate in development and commercialization, we are unable to estimate the amounts of increased capital requirements and operating expenditures required in the future. Our future operating and capital requirements will depend on many factors, including:

•	the progress and results of our clinical trials for our PharmacoSurgery programs and our PPARg program;

•	costs related to manufacturing services;

•	whether the hiring of a number of new employees to support our continued growth during this period will occur at salary levels consistent with our estimates;

•	the scope, rate of progress, results and costs of our preclinical testing, clinical trials and other research and development activities for additional product candidates;

•	the terms and timing of payments of any collaborative or licensing agreements that we have or may establish, including pursuant to our agreements with Daiichi-Sankyo Company, Helion, LSDF and Vulcan;

•	market acceptance of our approved products, should they gain approval;

•	the cost, timing and outcomes of the regulatory processes for our product candidates;

•	the costs of commercialization activities, including product manufacturing, marketing, sales and distribution;

•	the number and characteristics of product candidates that we pursue;

•	the cost of establishing clinical and commercial supplies of our product candidates;

•	the cost of preparing, filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to these types of transactions;

•	whether we receive grant funding for our programs;

•	our degree of success in commercializing OMS103HP, OMS302 and other product candidates; and

•	the extent to which we draw down funds under our committed equity line financing facility with Azimuth.

We do not anticipate generating revenue from the sale of our product candidates until 2013 at the earliest. We expect our continuing operating losses to result in an increasing total amount of cash used in operations over the next several years. To the extent our capital resources are insufficient to meet our future capital requirements, we will need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Except for our committed equity line financing facility with Azimuth Opportunity, Ltd., we currently do not have any commitments for future external equity or debt funding. Additional equity or debt financing or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently, or enter into corporate collaborations at an earlier stage of development than we might otherwise choose. In addition, any future equity funding will dilute the ownership of our equity investors.

Contractual Obligations and Commitments

There have been no significant changes during the six months ended June 30, 2011 to the items that we disclosed as our contractual obligations and commitments in our Form 10-K for the year ended December 31, 2010, except as follows:

On March 3, 2010, we entered into a license agreement with Daiichi-Sankyo Co., Ltd. (successor-in-interest to Asubio Pharma Co., Ltd.), or Daiichi, pursuant to which we received an exclusive license to PDE7 inhibitors claimed in certain patents and pending patent applications owned by Daiichi for use in the treatment of movement disorders and other specified indications. On January 5, 2011 we entered into an amendment to the agreement to include addiction and compulsive disorders in the field of use. Pursuant to the amended agreement, the development and sales milestones have also been expanded to cover two separate indications for the licensed PDE7 inhibitors, with movement disorders and other specified indications within the original field defined as one indication and addiction and compulsive disorders defined as the second indication. Additionally, the aggregate total of milestone payments potentially payable to Daiichi has increased to $30.2 million for the two indications from $23.5 million for only one indication. If only one of the two indications is advanced through the milestones, the total milestone payments would remain at $23.5 million. These development and sales milestone payments are payable upon the achievement of certain events related to each of the two separate indications, such as successful completion of preclinical toxicology studies; dosing of human subjects in Phase 1, 2 and 3 clinical trials; receipt of marketing approval of a PDE7 inhibitor product; and reaching specified sales milestones. No other material terms of the agreement were amended.

On March 25, 2011, we borrowed Tranche 2 from Oxford, which bears interest at an annual fixed rate of 8.56%. Payments due under Tranche 2 are interest only, payable monthly, in arrears, through October 31, 2011. Beginning November 1, 2011, 36 payments of principal and interest are payable monthly, in arrears. All unpaid principal and accrued and unpaid interest on Tranche 2 are due and payable on October 21, 2014. We made a facility fee payment to Oxford of $50,000 for Tranche 2. Upon the last payment date of the amounts borrowed under Tranche 2, whether on the maturity date, on the date of any prepayment or on the date of acceleration in the event of a default, we will be required to pay Oxford a final payment fee equal to 4.0% of Tranche 2 ($400,000).

On March 25, 2011, we also entered into an amendment to our loan and security agreement with Oxford to amend the prepayment provisions of the agreement. Prior to the amendment, if we elected to prepay any outstanding amounts, the prepayment clause required us to prepay all of the amounts outstanding under Tranche 1 and Tranche 2, and we were also required to pay a prepayment fee equal to 1.0% of the then-outstanding principal amounts of Tranche 1 and Tranche 2. As a result of the amendment, we are now permitted to prepay all of the outstanding principal and accrued and unpaid interest of either Tranche 1 or Tranche 2 at any time upon prior notice to Oxford and the payment of a fee equal to 1.0% of the then-outstanding principal amount of the tranche being prepaid.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily confined to our investment securities and notes payable. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality. As of June 30, 2011, we had cash, cash equivalents and short-term investments of $36.9 million. We have invested these funds in highly liquid, investment-grade securities in accordance with our investment policy. The securities in our investment portfolio are not leveraged and are classified as available-for-sale. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates and with our current portfolio of short term investments. We are not exposed to potential loss due to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2011. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a biopharmaceutical company with no products approved for commercial sale and we have not generated any revenue from product sales. We have incurred, and expect to continue to incur, significant costs relating to the development and commercialization of our co-lead product candidates – OMS103HP for use during arthroscopic partial meniscectomy surgery and OMS302 for use during cataract and other lens replacement surgery. We have not yet obtained regulatory approval to market either of these product candidates for any indication in any jurisdiction and we may never be able to obtain approval or, if approvals are obtained, to commercialize either of these product candidates successfully.

In the first quarter of 2011, we announced that OMS103HP failed to meet pre-specified efficacy endpoints in a Phase 3 clinical program in patients undergoing arthroscopic ACL reconstruction surgery. Although we believe that data from a prior Phase 1/Phase 2 clinical trial of OMS103HP in ACL reconstruction show a drug effect in that indication, due to confounding factors in the Phase 3 clinical program, we are unable to draw any conclusions about its effect in the Phase 3 program and we have no plans to conduct additional ACL reconstruction trials at this time.

We are now conducting a Phase 3 clinical program evaluating OMS103HP in patients undergoing partial meniscectomy surgery. This clinical program is expected to consist of two trials conducted in North America and Europe. We expect data from the North American trial in the first half of 2012. We are in discussions with European regulatory authorities regarding the second Phase 3 clinical trial and, assuming sufficient resources, plan to begin that trial following completion of those discussions. Similar to the ACL reconstruction indication, OMS103HP demonstrated a drug effect in an earlier Phase 2 clinical trial in patients undergoing partial meniscectomy. Although the Phase 2 meniscectomy data show a drug effect, we can provide no assurance that data from the ongoing Phase 3 meniscectomy program will demonstrate a drug effect or that the trials will meet their prespecified efficacy endpoints. Also, we can provide no assurances that we will have sufficient resources to conduct the second clinical trial on schedule or at all. If we are delayed or unable to commence and complete the second clinical trial, we may be significantly delayed in seeking, or be unable to seek, marketing approval of OMS103HP.

In addition, we have initiated a Phase 3 clinical program to evaluate OMS302 in patients undergoing cataract surgery and refractive lens exchange. This clinical program is expected to consist of two trials that will enroll both cataract surgery and refractive lens exchange patients. The first trial will be conducted in North America and data are expected in the first half of 2012. We plan to initiate the second Phase 3 trial following discussions with regulators to determine whether data collected meet European expectations for marketing approval. We can provide no assurance that the data from this clinical program will demonstrate a drug effect or that the trials will meet their prespecified efficacy endpoints. Further, if we are delayed or unable to commence and complete the second clinical trial of OMS302, we may be significantly delayed in seeking, or be unable to seek, marketing approval of the product candidate.

We expect to incur significant clinical development and commercialization costs related to OMS103HP and OMS302, and if the resulting data for one or both of these product candidates are not positive or if we are delayed or are unable to begin or complete the clinical trials, our business and prospects could be harmed materially and the trading price of our stock could decline significantly. Even if the data are positive for either of our lead product candidates, the FDA and other regulatory authorities may decide that our clinical trials or data are insufficient for approval of the product candidate and require additional preclinical, clinical or other studies. If these product candidates do not subsequently receive regulatory approval or if approval is delayed beyond our expectations, or if neither product is successfully commercialized, we may not be able to generate revenue, become profitable, fund the development of our other product candidates or preclinical development programs or continue our operations.

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

In the fourth quarter of 2010 we completed a successful Phase 1/Phase 2 clinical trial evaluating OMS201 in patients undergoing ureteroscopy for removal of ureteral or renal stones. This trial was designed to evaluate the safety and systemic absorption of two sequentially higher doses of OMS201 but the trial was not powered to assess efficacy. We have not yet conducted a clinical trial designed to demonstrate the efficacy of OMS201 and can provide no assurances that OMS201 will demonstrate efficacy. If we elect to conduct one or more additional clinical trials of OMS201, we will incur significant development costs and there can be no assurance that data from any subsequent clinical trials will be positive and, even if the data are positive, the FDA may decide that our clinical trials or data are insufficient for marketing approval and require additional preclinical, clinical or other studies. If OMS201 does not receive regulatory approval, or if it is not successfully commercialized, we may not be able to generate revenue, become profitable, fund the development of our other product candidates or our preclinical programs or continue our operations.

We have a history of operating losses and we may not achieve or maintain profitability.

We have not been profitable and have generated substantial operating losses since we were incorporated in June 1994. We had net losses of approximately $11.8 million and $14.5 million for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, we had an accumulated deficit of approximately $159.4 million. We expect to incur additional losses for at least the next several years and cannot be certain that we will ever achieve profitability, and we do not anticipate generating revenue from the sale of our product candidates until 2013 at the earliest. As a result, our business is subject to all of the risks inherent in the development of a new business enterprise, such as the risks that we may be unable to obtain additional capital needed to support the preclinical and clinical expenses of development and commercialization of our product candidates, to develop a market for our potential products, to successfully transition from a company with a research and development focus to a company capable of commercializing our product candidates and to attract and retain qualified management as well as technical and scientific staff.

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

Changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for re-examination, which may impact the costs, timing or successful completion of a clinical trial. If the results of our clinical trials are not available when we expect or if we encounter any delay in the analysis of data from our clinical trials, we may be unable to file for regulatory approval or conduct additional clinical trials on the schedule we currently anticipate. Any delays in completing our clinical trials may increase our development costs, would slow down our product development and approval process, would delay our receipt of product revenue and could make it difficult to raise additional capital. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. In addition, significant clinical trial delays also could allow our competitors to bring products to market before we do and impair our ability to commercialize our future products and may harm our business.

If we are unable to raise additional capital when needed or on acceptable terms, we may be unable to complete the development and commercialization of OMS103HP, OMS302 or our other product candidates, or continue our other preclinical development programs.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to:

•	complete the Phase 3 clinical program of OMS103HP for use in arthroscopic partial meniscectomy surgery;

•	complete the Phase 3 clinical program of OMS302 for use in cataract surgery and refractive lens exchange;

•

purchase the equipment and research tools and pay all of the related research and development costs necessary to screen orphan GPCRs and commence related medicinal chemistry efforts as required pursuant to our GPCR program funding agreements with Vulcan and LSDF;

•	scale-up and produce clinical supplies of product candidates, including for our Plasmin, PDE10, PDE7 and MASP-2 programs;

•	initiate, conduct and complete the next clinical trials of OMS201 for use in urological procedures;

•	continue research and development in all of our programs;

•	make milestone payments to our collaborators;

•	make principal and interest payments when due under our debt facility with Oxford;

•	initiate and conduct clinical trials for other product candidates; and

•	launch and commercialize any product candidates for which we receive regulatory approval.

If we do not raise additional capital, we may be unable to complete all of the clinical trials in our Phase 3 clinical programs for OMS103HP and OMS302, which would prevent us from seeking marketing approval and generating sales revenue for one or both of those product candidates. Also, our clinical trials may be delayed or we may need to conduct additional trials for many of the reasons discussed in these “Risk Factors,” which would increase our development expenses and may require us to raise additional capital to complete their clinical development and commercialization and to decrease spending on our other development programs. Furthermore, we may need to raise additional capital to advance one or more of our preclinical programs into clinical development. If we are unable to raise sufficient capital to complete the clinical development of OMS103HP or OMS302 or advance one or more of our preclinical development programs into the clinic, our business and prospects could be harmed and our stock price could decline significantly.

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

Further, the number of operations in which our PharmacoSurgery products, if approved, would be used may be significantly less than the total number of operations performed according to the market data obtained from industry sources. If our product candidates do not become widely accepted by physicians, patients, third-party payors and other members of the medical community, it is unlikely that we will ever become profitable, and if we are unable to increase market penetration of our product candidates, our growth will be significantly harmed.

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

We do not intend to manufacture our product candidates for our clinical trials or on a commercial scale and intend to rely on third parties to do so. With the exception of our agreement with Hospira Worldwide, Inc. for the commercial supply of liquid OMS103HP, we have not yet entered into any agreement for the commercial supply of any of our product candidates, including OMS302, and can provide no assurance that we will be able to do so on commercially reasonable terms, if at all. Any significant delays in the manufacture of clinical or commercial supplies of our product candidates could materially harm our business and prospects.

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

In addition, we and our contract manufacturers must comply with current good manufacturing practice, or cGMP, requirements strictly enforced by the FDA through its facilities inspection program. These requirements include quality control, quality assurance and the maintenance of records and documentation. We or our contract manufacturers may be unable to comply with cGMP requirements or with other FDA, state, local and foreign regulatory requirements. We have little control over our contract manufacturers’ compliance with these regulations and standards or with their quality control and quality assurance procedures but we are responsible for their compliance. For the liquid formulation of OMS103HP and our other product candidates, large-scale manufacturing processes that have been developed will require validation studies, which the FDA must review and approve. Failure to comply with these requirements by our contract manufacturers could result in the issuance of untitled letters and/or warning letters from authorities, as well as sanctions being imposed on us, including fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall or withdrawal of product approval. If the safety of any product candidate supplied by contract manufacturers is compromised due to their failure to adhere to applicable laws or for other reasons, we may not be able to obtain or maintain regulatory approval for or successfully commercialize one or more of our product candidates, which would harm our business and prospects significantly.

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

In October 2010, we received $20.0 million from Vulcan for our GPCR program, as well as an additional $5.0 million grant award from LSDF that will be paid against expenses that we incur for our GPCR program. In exchange for these payments, we agreed to pay Vulcan and LSDF a portion of net proceeds that we receive from the GPCR program. Pursuant to our agreements with Vulcan and the LSDF, we are required to comply with certain covenants, including ones that require us (1) to use commercially reasonable efforts to screen at least 75% of the currently known human Class A orphan GPCRs within 19 months from the date of the agreements, subject to possible extensions, and (2) to commence a medicinal chemistry effort focused on developing a product candidate with respect to one orphan GPCRs and cause at least six employees and consultants to dedicate a substantial portion of their time to such activities. These covenants require us to commit substantial resources to activities that we may, absent such covenants, otherwise elect to abandon or delay in favor of other opportunities or to preserve our cash. Further, we cannot guarantee that we will be able to comply with these covenants and, if we do not, Vulcan or LSDF could declare that we are in default, which could significantly harm our business and prospects and could cause our stock price to decline.

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

LSDF’s $5.0 million grant award is only paid against certain costs we incur in the GPCR program. As of June 30, 2011, we had received $1.2 million of funding against reimbursable expenses pursuant to the grant award. If LSDF believes that we have breached our agreement before we have received the entire $5.0 million available under the grant award, LSDF may refuse to provide us any further funding, in which case we will have fewer resources to advance our GPCR program and to meet the covenants related to our GPCR program set forth in our agreements with Vulcan and LSDF.

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

Our MASP-2 program is based in part on intellectual property rights that we licensed on a worldwide exclusive basis from the University of Leicester, the UK Medical Research Council, or MRC, and Helion. The continued maintenance of these agreements requires us to undertake development activities and, if regulatory approval for marketing is obtained, to pay royalties to each of these organizations upon commercialization of a MASP-2 product candidate. In addition, we are obligated to pay Helion up to $6.9 million upon the achievement of certain events related to a MASP-2 product candidate, such as the filing of an Investigational New Drug application with the FDA, initiation of clinical trials, receipt of marketing approval and reaching specified sales milestones. Our ability to continue development and commercialization of product candidates from our MASP-2 program depends on our maintaining these exclusive licenses, which cannot be assured.

Our ability to pursue the development and commercialization of product candidates from our Plasmin and MASP-2 programs depends on third-party developers and manufacturers of biologic drug products.

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

The patent positions of pharmaceutical, biotechnology and other life sciences companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date in the United States, and tests used for determining the patentability of patent claims in all technologies are in flux. The pharmaceutical, biotechnology and other life sciences patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Further, the determination that a patent application or patent claim meets all of the requirements for patentability is a subjective determination based on the application of law and jurisprudence. For example, in the United States, a determination of patentability by the U.S. Patent and Trademark Office, or USPTO, or validity by a court or other trier of fact requires a determination that the claimed invention has utility and is both novel and non-obvious to those of ordinary skill in the art in view of prior known publications and public information, and that the patent specification supporting the claim adequately describes the claimed invention, discloses the best mode known to the inventors for practicing the invention, and discloses the invention in a manner that enables one of ordinary skill in the art to make and use the invention, such as for our target-based technologies. The ultimate determination by the USPTO or by a court of other trier of fact in the United States, or corresponding foreign national patent offices or courts, on whether a claim meets all requirements of patentability cannot be assured. Although we have conducted searches for third-party publications, patents and other information that may impact the patentability of claims in our various patent applications and patents, we cannot be certain that all relevant information has been identified. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or patent applications, our licensed patents or patent applications or in third-party patents.

Our issued PharmacoSurgery patents have terms that will expire December 12, 2014 (for OMS103HP, OMS302 (in Europe) and OMS201) and September 24, 2022 (for OMS103HP). If our pending PharmacoSurgery patent applications issue as patents, the expiration dates of those patents will be, July 30, 2023 for OMS302 and March 17, 2026 for OMS201, not taking into account any extensions due to potential adjustment of patent terms resulting from USPTO delays. We cannot assure you that any of these patent applications will be found to be patentable, including over our own prior art patents, or will issue as patents, nor can we make assurances as to the scope of any claims that may issue from these pending and future patent applications or to the outcome of any proceedings by any potential third parties that could challenge the patentability, validity or enforceability of our patents and patent applications in the United States or foreign jurisdictions, which could limit patent protection for our product candidates and materially harm our business.

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

Our former chief financial officer has filed a lawsuit against us and our current and former directors, the defense of which may consume our time and resources, harm our reputation and the reputations of our current and former directors, materially negatively affect our financial position and cause our stock price to decline.

In December 2008, our former chief financial officer, Richard J. Klein, used our Whistleblower Policy procedures to report to the chairman of our audit committee that we had submitted grant reimbursement claims to the NIH for work that we had not performed. In accordance with the Whistleblower Policy and its charter, our audit committee, with special outside counsel, commenced an independent investigation of our NIH grant and claims procedures. The investigation concluded that we had not submitted claims to the NIH for work we had not performed. In January 2009, we terminated Mr. Klein’s employment for reasons other than this incident. Mr. Klein alleged that he was wrongfully terminated and claimed it was retaliatory. We subsequently voluntarily reported to the NIH Mr. Klein’s whistleblower report and the audit committee findings; the NIH confirmed to us in writing that it was satisfied with our handling of the grant matters that were the subject of Mr. Klein’s whistleblower report.

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

As a public company we incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred, and will continue to incur, costs associated with corporate governance requirements, including the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, as well as rules implemented by the SEC and the NASDAQ Stock Market. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act such as “say-on-pay” voting by shareholders. The requirements of the related SEC rules and regulations may increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. We also expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage than was previously available. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

We are required to make an assessment of the effectiveness of our internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Further, our independent registered public accounting firm has been engaged to express an opinion on the effectiveness of our internal control over financial reporting. Section 404 requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting for each fiscal year. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses.

If we are unable to comply with the requirements of Section 404, management may not be able to assess whether our internal control over financial reporting is effective, which may subject us to adverse regulatory consequences and could result in a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, if we fail to maintain effective controls and procedures, we may be unable to provide the required financial information in a timely and reliable manner or otherwise comply with the standards applicable to us as a public company. Any failure by us to provide the required financial information in a timely manner could materially and adversely impact our financial condition and the market value of our securities.

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

Obtaining reimbursement approval for a product from each government or third-party payor is a time-consuming and costly process that will require the build-out of a sufficient staff and could require us to provide supporting scientific, clinical and cost- effectiveness data for the use of our products to each payor. Because none of our product candidates have been approved for marketing, we can provide no assurances at this time regarding their cost-effectiveness and the amount, if any, or method of reimbursement. Further, we can provide no assurance that the amounts, if any, reimbursed to surgical facilities for utilization of our surgery-related product candidates or to surgeons for the administration and delivery of these product candidates will be considered adequate to justify the use of these product candidates. There may be significant delays in obtaining reimbursement coverage for newly approved product candidates and we may not be able to provide data sufficient to gain acceptance with respect to reimbursement. Even when a payor determines that a product is eligible for reimbursement, coverage may be more limited than the purposes for which the product candidate is approved by the FDA or foreign regulatory agencies. Increasingly, third-party payors who reimburse healthcare costs, such as government and private payors, are requiring that companies provide them with predetermined discounts from list prices and challenging the prices charged for medical products. Moreover, eligibility for coverage does not mean that any product candidate will be reimbursed at a rate that allows us to make a profit in all cases, or at a rate that covers our costs, including research, development, manufacturing, sale and distribution. In non-U.S. jurisdictions, we must obtain separate reimbursement approvals and comply with related foreign legal and regulatory requirements. In some countries, including those in the European Union, our product candidates may be subject to government price controls. Pricing negotiations with governmental authorities can take a considerable amount of time after the receipt of marketing approval for a product candidate. If the reimbursement we are able to obtain for any product candidate we develop is inadequate in light of our development and other costs or is significantly delayed, our business could be materially harmed.

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

We completed the initial public offering of shares of our common stock in October 2009 at a price of $10.00 per share. Subsequently, our common stock has traded as low as $3.62 per share through August 4, 2011. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•	results from our clinical development programs;

•	FDA or international regulatory actions, including failure to receive regulatory approval for any of our product candidates;

•	announcements regarding the progress of our GPCR program;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	quarterly variations in our results of operations or those of our competitors;

•	our ability to develop and market new and enhanced product candidates on a timely basis;

•	announcements by us or our competitors of acquisitions, regulatory approvals, clinical milestones, new products, significant contracts, commercial relationships or capital commitments;

•	third-party coverage and reimbursement policies;

•	additions or departures of key personnel;

•	commencement of, or our involvement in, litigation;

•	our ability to meet our repayment and other obligations under our $20.0 million debt facility with Oxford, pursuant to which we had a notes-payable balance of $20.0 million as of June 30, 2011;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	changes in earnings estimates or recommendations by securities analysts;

•	any major change in our board or management;

•	general economic conditions and slow or negative growth of our markets; and

•	political instability, natural disasters, war and/or events of terrorism.

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

In May 2011, we entered into a committed equity line financing facility, or financing arrangement, under which we may sell up to $40.0 million of our common stock to Azimuth over a 24-month period subject to a maximum of 4,427,562 shares of our common stock. If we elect to use the financing arrangement, the sale of shares of our common stock to Azimuth will have a dilutive impact on our existing shareholders. Azimuth may resell some or all of the shares we issue to it pursuant to the financing arrangement and such sales could cause the market price of our common stock to decline significantly with advances under the financing arrangement. To the extent of any such decline, any subsequent advances would require us to issue a greater number of shares of common stock to Azimuth in exchange for each dollar of the advance. Under these circumstances, our existing shareholders would experience greater dilution and the total amount of financing that we will be able to raise pursuant to the financing arrangement could be significantly lower than $40.0 million. Although Azimuth is precluded from short sales of shares acquired pursuant to advances under the financing arrangement, the sale of our common stock under the financing arrangement could encourage short sales by third parties, which could contribute to the further decline of our stock price.

Future sales of shares by holders of outstanding warrants and options could cause our stock price to decline.

Approximately 6.1 million shares of common stock that are either subject to outstanding warrants or subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Anti-takeover provisions in our charter documents and under Washington law could make an acquisition of us, which may be beneficial to our shareholders, difficult and prevent attempts by our shareholders to replace or remove our current management.

Provisions in our articles of incorporation and bylaws and under Washington law may delay or prevent an acquisition of us or a change in our management. These provisions include a classified board of directors, a prohibition on shareholder actions by less than unanimous written consent, restrictions on the ability of shareholders to fill board vacancies and the ability of our board of directors to issue preferred stock without shareholder approval. In addition, because we are incorporated in Washington, we are governed by the provisions of Chapter 23B.19 of the Washington

Business Corporation Act, which, among other things, restricts the ability of shareholders owning ten percent or more of our outstanding voting stock from merging or combining with us. Although we believe these provisions collectively provide for an opportunity to receive higher bids by requiring potential acquirors to negotiate with our board of directors, they would apply even if an offer may be considered beneficial by some shareholders. In addition, these provisions may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it difficult for shareholders to replace members of our board of directors, which is responsible for appointing the members of our management.

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

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1*	Common Stock Purchase Agreement dated May 10, 2011 between the registrant and Azimuth Opportunity, Ltd.

10.2*	Engagement Letter dated May 10, 2011 between the registrant and Reedland Capital Partners, an Institutional Division of Financial West Group, member FINRA/SIPC

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on May 10, 2011 (File No. 001-34475).
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEROS CORPORATION

Date: August 9, 2011	/s/ GREGORY A. DEMOPULOS
Gregory A. Demopulos, M.D.
President, Chief Executive Officer
and Chairman of the Board of Directors