Form 10-Q
period 2011-09-30
OMEROS CORP
filed 2011-11-08
CIK 1285819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of November 3, 2011, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 22,358,162.

OMEROS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2011

INDEX

		Page
Part I — Financial Information		3
Item 1.	Financial Statements	3
	Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	3
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010 and for the period from June 16, 1994 (inception) through September 30, 2011	4
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 and for the period from June 16, 1994 (inception) through September 30, 2011	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	25
Part II — Other Information		25
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	26
Item 6.	Exhibits	45
Signatures		46

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMEROS CORPORATION

(A Development-Stage Company)

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,888	$3,278
Short-term investments	27,965	38,715
Grant and other receivables	776	1,479
Prepaid expenses and other current assets	210	282

Total current assets	33,839	43,754
Property and equipment, net	833	1,622
Restricted cash	193	193
Other assets	119	135

Total assets	$34,984	$45,704

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,647	$2,398
Accrued expenses	2,611	4,567
Deferred revenue	6,282	8,014
Current portion of notes payable	5,275	395

Total current liabilities	15,815	15,374
Notes payable, less current portion	15,092	9,860
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01 per share:
Authorized shares – 20,000,000;
Issued and outstanding – none	—	—
Common stock, par value $0.01 per share:
Authorized shares — 150,000,000 at September 30, 2011 (unaudited) and December 31, 2010;
Issued and outstanding shares—22,313,788 and 21,920,836 at September 30, 2011 (unaudited) and December 31, 2010, respectively	223	219
Additional paid-in capital	169,786	167,838
Deficit accumulated during the development stage	(165,932)	(147,587)

Total shareholders’ equity	4,077	20,470

Total liabilities and shareholders’ equity	$34,984	$45,704

See notes to Consolidated Financial Statements

OMEROS CORPORATION

(A Development-Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from June 16, 1994 (Inception) through September 30,
	2011	2010	2011	2010	2011
Revenue	$987	$254	$3,381	$1,129	$10,323
Operating expenses:
Research and development	5,321	5,316	14,823	16,518	117,451
Acquired in-process research and development	—	—	—	—	10,891
General and administrative	1,830	2,428	6,121	6,160	52,623

Total operating expenses	7,151	7,744	20,944	22,678	180,965

Loss from operations	(6,164)	(7,490)	(17,563)	(21,549)	(170,642)
Investment income	9	108	40	146	5,584
Interest expense	(528)	(362)	(1,348)	(1,223)	(5,714)
Loss on extinguishment of debt	—	—	—	—	(296)
Other income, net	171	189	526	606	5,136

Net loss	$(6,512)	$(7,555)	$(18,345)	$(22,020)	$(165,932)

Basic and diluted net loss per common share	$(0.29)	$(0.35)	$(0.83)	$(1.03)

Weighted-average shares used to compute basic and diluted net loss per common share	22,246,430	21,487,621	22,156,883	21,387,577

See notes to Consolidated Financial Statements

OMEROS CORPORATION

(A Development-Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,		Period from June 16, 1994 (Inception) through September 30, 2011
	2011	2010
Operating activities
Net loss	$(18,345)	$(22,020)	$(165,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	336	408	2,810
Stock-based compensation expense	1,472	1,574	15,302
Change in fair value of preferred stock warrant values and success fee liability	—	—	(253)
Non-cash interest expense	247	134	729
Loss on extinguishment of debt	—	—	296
Other than temporary impairment and loss on sale of investment securities	—	33	275
Write-off of deferred public offering costs	—	—	1,948
Acquired in-process research and development	—	—	10,891
Changes in operating assets and liabilities, net of nura acquisition in 2006:
Grant and other receivables	2,318	(252)	2,139
Prepaid expenses and other current and noncurrent assets	94	(60)	(123)
Deferred public offering costs	—	—	(1,948)
Accounts payable and accrued expenses	(2,735)	(601)	3,592
Deferred revenue	(1,694)	(340)	9,160

Net cash used in operating activities	(18,307)	(21,124)	(121,114)

Investing activities
Purchases of property and equipment	(1,200)	(759)	(4,079)
Purchase of Patobios intellectual property assets	—	—	(7,631)
Reimbursement of Patobios intellectual property assets	—	—	7,631
Purchases of investments	(9,000)	(38,765)	(214,869)
Proceeds from the sale of investments	19,750	66,173	141,639
Proceeds from the maturities of investments	—	322	45,026
Cash paid for acquisition of nura, net of cash acquired of $87	—	—	(212)

Net cash provided by investing activities	9,550	26,971	(32,495)

Financing activities
Proceeds from issuance of common stock upon initial public offering, net of offering costs of $6,388	—	—	61,812
Proceeds from borrowings under note payable, net of loan origination costs and prepayment penalty	9,942	—	36,612
Payments on notes payable	(55)	(4,125)	(19,636)
Proceeds from issuance of common stock upon exercise of stock options	480	254	1,449
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	78,234
Other, net	—	—	26

Net cash provided by (used in) financing activities	10,367	(3,871)	158,497

Net increase in cash and cash equivalents	1,610	1,976	4,888
Cash and cash equivalents at beginning of period	3,278	820	—

Cash and cash equivalents at end of period	$4,888	$2,796	$4,888

Supplemental cash flow information
Cash paid for interest	$1,031	$1,055	$4,856

Issuance of common stock to Patobios in connection with purchase of intellectual property assets	$—	$—	$3,146

Reduction of equipment cost basis due to assets purchased with grant funding	$1,653	$—	$1,653

Issuance of warrants	$—	$—	$1,235

Preferred stock and common stock issued in connection with nura acquisition	$—	$—	$14,070

Property acquired under capital lease	$—	$201	$201

See notes to Consolidated Financial Statements

OMEROS CORPORATION

(A Development-Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Significant Accounting Policies

Organization

We are a clinical-stage biopharmaceutical company committed to discovering, developing and commercializing products targeting inflammation, coagulopathies and disorders of the central nervous system. Our most clinically advanced product candidates are derived from our proprietary PharmacoSurgery™ platform designed to improve clinical outcomes of patients undergoing arthroscopic, ophthalmological, urological and other surgical and medical procedures. We are a development-stage company. Our efforts are devoted to conducting research and development of our products, to developing our patent portfolio and to raising equity capital.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010, includes all adjustments, which include normal recurring adjustments, necessary to present fairly our interim financial information. The December 31, 2010 balance sheet reflects a $500,000 increase and decrease to long-term notes payable and accrued expenses, respectively, to conform to the current presentation. The consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

The accompanying unaudited consolidated financial statements and notes to consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Our consolidated financial statements include the financial position and results of operations of Omeros Corporation, or Omeros, and nura, inc., or nura, our wholly owned subsidiary. The acquisition of nura was accounted for as a purchase of assets, and the results of nura have been included in our results since August 11, 2006.

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

In June 2011, FASB issued an ASU related to the presentation of comprehensive income that will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The standard does not change the items that must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard, which must be applied retroactively, is effective for interim and annual periods beginning after December 15, 2011. We will adopt these standards on January 1, 2012. As this update impacts presentation only, it will have no effect on our financial condition or results of operations.

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

The basic and diluted net loss per share amounts for the three and nine months ended September 30, 2011 and 2010 were computed based on the shares of common stock outstanding during the respective periods. The following table presents the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Historical
Numerator:
Net loss	$(6,512)	$(7,555)	$(18,345)	$(22,020)

Denominator:
Denominator for basic and diluted net loss per share	22,246,430	21,487,621	22,156,883	21,387,577

Basic and diluted net loss per common share	$(0.29)	$(0.35)	$(0.83)	$(1.03)

Historical outstanding dilutive securities not included in diluted loss per common share calculation:

	September 30,
	2011	2010
Outstanding options to purchase common stock	3,166,939	3,508,898
Warrants to purchase common stock	609,016	209,017

Total	3,775,955	3,717,915

Note 3 — Cash, Cash Equivalents and Investments

Our investment portfolio is made up of cash and cash equivalents and available-for-sale money-market funds that are classified as short-term investments on the accompanying balance sheets. We did not own any securities with unrealized loss positions as of September 30, 2011 or December 31, 2010.

Our investment income consists primarily of interest income.

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

Our fair-value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis is as follows:

	September 30, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money-market funds classified as cash equivalents and restricted cash	$2,427	$—	$—	$2,427
Money-market funds classified as short-term investments	27,965	—	—	27,965

Total	$30,392	$—	$—	$30,392

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money-market funds classified as cash equivalents and restricted cash	$2,323	$—	$—	$2,323
Money-market funds classified as short-term investments	38,715	—	—	38,715

Total	$41,038	$—	$—	$41,038

Cash of $2.7 million and $1.1 million was excluded from our fair-value hierarchy disclosure as of September 30, 2011 and December 31, 2010, respectively. Additionally, the fair-value hierarchy disclosure includes restricted cash of $193,000 as of September 30, 2011 and December 31, 2010. There were no unrealized gains and losses associated with our short-term investments as of September 30, 2011 or December 31, 2010.

Note 5 — Certain Balance Sheet Accounts

Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2011	December 31, 2010
	(in thousands)
Clinical trials	$818	$2,548
Contract preclinical research and manufacturing Contract research	816	351
Employee compensation	342	974
Other accruals	635	694

Accrued expenses	$2,611	$4,567

Note 6 — Notes Payable

In October 2010, we entered into a loan and security agreement with Oxford Finance Corporation, or Oxford, pursuant to which Oxford agreed to lend us up to $20.0 million in two tranches of $10.0 million each. Upon signing the agreement, we borrowed the first tranche of $10.0 million, or Tranche 1. In March 2011, we borrowed the second tranche of $10.0 million, or Tranche 2. Interest on Tranche 1 and Tranche 2 accrues at annual fixed rates of 8.55% and 8.56%, respectively.

Upon the last payment date of the amounts borrowed from Oxford, we will be required to pay Oxford a final payment fee equal to 5.0% of Tranche 1 ($500,000) and 4.0% of Tranche 2 ($400,000). The final payment fees were recorded as a discount to the notes and are being amortized to interest expense using the effective interest method over the repayment term of the initial loan amount. In connection with Tranche 1 and Tranche 2, we incurred debt issuance costs of $169,000 and $58,000, respectively, that were capitalized and included in other assets in the balance sheets. Included in these debt issuance costs is a one-time facility fee payment to Oxford of $50,000. The debt issuance costs are being amortized to interest expense using the effective interest method over the term of the initial loan amount. For the three and nine months ended September 30, 2011, total non-cash interest expense associated with our borrowings under the Tranche 1 and Tranche 2 notes includes amortization of the discount of $77,000 and $195,000, respectively, and amortization of debt issuance costs of $19,000 and $52,000, respectively.

Note 7 — Revenue

We have received Small Business Innovative Research, or SBIR, grants from the National Institutes of Health since inception through September 30, 2011 totaling $4.3 million. The grants support research and development of our product candidates. We recorded revenue related to these grants of $49,000 and $138,000 for the three months ended September 30, 2011 and 2010, respectively, and $258,000 and $748,000 for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, $603,000 of funding remained under these grants.

In December 2006, we entered into a funding agreement with The Stanley Medical Research Institute, or SMRI, to develop a proprietary PDE10 inhibitor product candidate for the treatment of schizophrenia. Under the agreement, we may receive grant and equity funding of up to $9.0 million upon achievement of product development milestones through Phase 1 clinical trials, subject to our mutual agreement with SMRI. We hold the exclusive rights to the technology. In consideration for SMRI’s grant funding, we will become obligated to pay SMRI royalties based on net income, as defined under the agreement, from commercial sales of a PDE10 inhibitor product, not to exceed a set multiple of total grant funding received. If a PDE10 inhibitor product candidate does not reach commercialization, we are not required to repay the grant funds. Through September 30, 2011, we have received a total of $5.7 million from SMRI in the form of grant and equity funding. As of September 30, 2011, all grant amounts pertaining to this agreement previously recorded as deferred revenue in the accompanying balance sheet have been recognized as revenue. In 2007 and 2009, as consideration for the equity funding noted above, we sold an aggregate of 255,103 shares of Series E convertible preferred stock to SMRI, which were subsequently converted to common stock in connection with our initial public offering. We recognized revenue under the SMRI funding agreement of $0 and $119,000 for the three months ended September 30, 2011 and 2010, respectively, and $227,000 and $343,000 for the nine months ended September 30, 2011 and 2010, respectively.

In October 2010, we entered into a platform development funding agreement with Vulcan Inc. and its affiliate, which we refer to collectively as Vulcan, pursuant to which we received $20.0 million for our G protein-coupled receptor, or GPCR, program from Vulcan. Of the funds received from Vulcan, we recorded $10.8 million as a reduction of the cost of the intellectual property assets we purchased from Patobios Limited, or Patobios, $994,000 was recorded in equity for the fair value of warrants issued to Vulcan, and the remaining $8.2 million was recorded as deferred revenue. The deferred revenue balance is being recognized as revenue or as a reduction of the costs of assets purchased in direct proportion to the related GPCR expenses as they are incurred. Also in October 2010, we entered into an agreement with the Life Sciences Discovery Fund Authority, a granting agency of the State of Washington, or LSDF, under which we received a $5.0 million grant award from LSDF that will be paid to us as reimbursement of expenses that we incur and for equipment purchases we make for our GPCR program. For the three and nine months ended September 30, 2011, we have recorded reductions to the Vulcan deferred revenue balance of $505,000 and $1.5 million, respectively, which includes $491,000 and $1.4 million recognized as revenue and $14,000 and $38,000 recorded as cost reductions to assets, respectively. As of September 30, 2011, $6.3 million in deferred revenue pertaining to the Vulcan Agreement was recorded in the accompanying balance sheet. Under the LSDF agreement, for the three and nine months ended September 30, 2011, respectively, we recognized revenue of $445,000 and $1.5 million and have recorded cost reductions to assets of $3,000 and $1.6 million. As of September 30, 2011, we had incurred $3.8 million of expenses reimbursable by LSDF under our grant award agreement. See additional discussion of the Vulcan and LSDF agreements under Note 8.

Note 8 — Commitments and Contingencies

In connection with our funding agreement with SMRI, beginning the first calendar year after commercial sales of a schizophrenia product, if and when a product is commercialized, we may become obligated to pay royalties based on net income, as defined in the agreement, not to exceed a set multiple of total grant funding received. Based on the amount of grant funding received as of September 30, 2011, the maximum amount of royalties payable by us is $12.8 million. We have not paid any such royalties through September 30, 2011.

In February 2009, we entered into a patent assignment agreement with an individual whereby we acquired all intellectual property rights, including patent applications, related to peroxisome proliferators activated receptor gamma, or PPARg, agonists for the treatment and prevention of addictions to substances of abuse, as well as other compulsive behaviors. No payments were made related to the technology acquisition. In February 2011, we amended the patent assignment agreement to include all intellectual property rights, including patent applications, related to dietary supplements that increase PPARg activity. Under the agreement, we will be required to make payments of up to $3.8 million in total, for both PPARg agonists and dietary supplements that increase PPARg activity, to the individual upon achievement of certain development events, such as the initiation of clinical trials and receipt of marketing approval. In addition, we are obligated to pay a low single-digit percentage royalty on any net sales of drug products that are covered by any patents that issue from the acquired patent application. We recorded no research and development expense under the patent assignment agreement during the three and nine months ended September 30, 2011 and 2010.

In March 2010, we entered into a license agreement with Daiichi-Sankyo Co., Ltd. (successor-in-interest to Asubio Pharma Co., Ltd.), or Daiichi, pursuant to which we received an exclusive license to PDE7 inhibitors claimed in certain patents and pending patent applications owned by Daiichi for use in the treatment of movement disorders and other specified indications. In February 2011, we amended the agreement to include addiction and compulsive disorders in the field of use. Under the amended agreement, we agreed to make milestone payments to Daiichi of up to $30.2 million upon the achievement of certain events, such as successful completion of preclinical toxicology studies; dosing of human subjects in Phase 1, 2 and 3 clinical trials; receipt of marketing approval of a PDE7 inhibitor product; and reaching specified sales milestones. In addition, Daiichi is entitled to receive from us a low single-digit percentage royalty of any net sales of a PDE7 inhibitor licensed under the agreement by us and/or our sublicensee(s), provided that if the sales are made by a sublicensee, then the amount payable by us to Daiichi is capped at an amount equal to a low double-digit percentage of all royalty and specified milestone payments that we receive from the sublicensee. We recorded no research and development expense under this agreement during the three months ended September 30, 2011 and 2010, and $13,000 and $25,000 for the nine months ended September 30, 2011 and 2010, respectively.

In April 2010, we entered into an exclusive license agreement with Helion Biotech ApS, or Helion, pursuant to which we received a royalty bearing, worldwide exclusive license in and to all of Helion’s intellectual property rights related to MASP-2 antibodies, polypeptides and methods in the field of inhibition of mannan-binding lectin-mediated activation of the complement system for the prevention, treatment or diagnosis of any disease or condition. Upon execution of the agreement, we made a one-time payment to Helion of $500,000 that was recognized as research and development expense and agreed to make development and sales milestone payments to Helion of up to an additional $6.9 million upon the achievement of certain events, such as the filing of an Investigational New Drug application with the U.S. Food and Drug Administration; initiation of Phase 2 and 3 clinical trials; receipt of marketing approval; and reaching specified sales milestones. In addition, Helion is entitled to receive from us a low single-digit percentage royalty of any net sales of a MASP-2 inhibitor product that is covered by the patents licensed by us under the agreement. We recorded no research and development expense under this agreement during the three months ended September 30, 2011 and 2010, and $15,000 and $529,000 for the nine months ended September 30, 2011 and 2010, respectively.

In September 2008, we entered into a technology option agreement with Patobios to evaluate and potentially acquire the intellectual property rights covering Patobios’ GPCR technology. Under the terms of the agreement, as amended in November 2009, Patobios granted us an option to evaluate the technology over four option periods commencing September 2008 and continuing up to December 2010. Under the terms of the agreement, we had the exclusive option to acquire the intellectual property rights, including patents, covering Patobios’ GPCR technology at any time during any of the option periods. We made a non-refundable payment of $188,000 to Patobios following execution of the agreement for the first nine-month option period and a payment of $471,000 for the second six-month option period, all of which was charged to research and development expense. As of December 31, 2009, the second option period was automatically extended until January 2010 at a cost to us of $104,000 and we exercised our right to extend the third option period from

January 2010 to June 2010 at a cost to us of $516,000, which was recorded as research and development expense in 2009. In June 2010, we exercised our right to extend the fourth option period from July 2010 to December 2010 at a cost to us of $487,000. In November 2010 we purchased the GPCR technology from Patobios for $10.8 million, of which approximately $7.6 million was paid in cash and $3.2 million was paid in the form of 379,039 shares of our common stock. We have no future royalty, milestone, or other payment obligations to Patobios. As Vulcan funded the purchase of these assets, we have no cost basis in the assets acquired. We recognized research and development expense under the Patobios agreement of $0 and $497,000, for the three and nine months ended September 30, 2010, respectively.

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

As discussed above, in November 2010, pursuant to our agreement with Vulcan, we purchased from Patobios intellectual property assets related to an assay technology for use in the GPCR program. We also issued to Vulcan three warrants to purchase our common stock, each with a five-year term and exercisable for 133,333 shares, with exercise prices of $20, $30 and $40 per share, respectively. The exercise price of the warrants may be paid in cash or on a “cashless” basis in which the number of shares issuable upon exercise of the warrant would be reduced by the number of shares having a fair market value equal to the applicable exercise price. Under our agreement with Vulcan, we granted Vulcan a security interest in our personal property related to the GPCR program, other than intellectual property, which security interest is junior to any existing or future security interests granted in connection with a financing transaction and which will be released automatically after Vulcan receives $25.0 million under the agreement. We also agreed not to grant any liens on intellectual property related to the GPCR program. The term of our agreement with Vulcan is 35 years, provided that the term will automatically extend until the cumulative net proceeds that we receive from the GPCR program are approximately $1.5 billion.

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

Note 9 — Shareholders’ Equity

In May 2011, we entered into an equity line financing facility with Azimuth Opportunity, Ltd., or Azimuth, pursuant to which we may sell up to $40.0 million of our shares of common stock over a 24-month term. From time to time over the 24-month term, and in our sole discretion, we may present Azimuth with draw down notices requiring Azimuth to purchase a specified dollar amount of shares of our common stock, based on the volume-weighted average price per share on each of 10 consecutive trading days, or the draw down period, with the total dollar amount of each draw down subject to certain agreed-upon limitations based on the market price of our common stock at the time of the draw down. The purchase price for these shares equals the daily volume-weighted average price of our common stock on each date during the draw down period on which shares are purchased, less a discount ranging from 3.00% to 6.00%, based on a minimum price that we specify. In addition, in our sole discretion, but subject to certain limitations, we may require Azimuth to purchase a percentage of the daily trading volume of our common stock for each trading day during the draw down period. We are allowed to present Azimuth with up to 24 draw down notices during the 24-month term, with only one such draw down notice allowed per draw down period and a minimum of five trading days required between each draw down period. We may not issue more than 4,427,562 shares in connection with the committed equity line financing facility, although this limitation does not apply if the average purchase price of all shares issued to Azimuth, taking into account all discounts, equals or exceed $5.02 per share, which amount is subject to adjustment in certain circumstances specified in the facility. We have not drawn funds under this facility.

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

On January 1, 2011 in accordance with the 2008 Plan annual increase provisions, the authorized shares in the 2008 Plan increased by 1,096,041 shares. During the nine months ended September 30, 2011, the authorized shares in the 2008 Plan increased by an additional 8,242 shares as a result of the cancellation of options under the 1998 Plan. As of September 30, 2011, a total of 3,418,554 shares were reserved for issuance under the 2008 Plan.

A summary of stock option activity and related information follows:

	Options Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2010	3,589,292	$3.09
Granted	65,300	5.55
Exercised	(392,952)	1.22
Forfeited	(94,701)	6.13

Balance at September 30, 2011	3,166,939	$3.28	6.53	$5,499,366

Exercisable at September 30, 2011	2,391,443	$2.21	5.86	$5,481,793

Compensation cost for stock options granted to employees is based on the grant-date fair value and is recognized over the vesting period of the applicable option on a straight-line basis. As of September 30, 2011, we had approximately $2.8 million of unrecognized compensation expense related to our unvested stock options. We expect to recognize this compensation expense over a weighted-average period of approximately 2.3 years.

As stock-based compensation expense is based on options ultimately expected to vest, the expense has been reduced for estimated forfeitures. No options were granted to employees during the three months ended September 30, 2011, thus assumptions for the period were not updated. The fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted-average estimated fair value	N/A	$4.97	$3.65	$4.22
Weighted-average Assumptions:
Expected volatility	N/A	75%	81% -82%	75% -77%
Expected term (in years)	N/A	6.08	5.50 –5.96	6.08
Risk-free interest rate	N/A	1.72%	1.88% -2.50%	1.72% -2.77%
Expected dividend yield	N/A	0%	0%	0%

Stock-Based Compensation Summary. Stock-based compensation expense includes stock options granted to employees and non-employees and has been reported in our consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Research and development	$185	$266	$643	$644
General and administrative	282	308	829	930

Total	$467	$574	$1,472	$1,574

In connection with the non-employee options, we recognized expense of $5,000 and $20,000 for the three months ended September 30, 2011 and 2010, respectively, and $58,000 and $72,000 for the nine months ended September 30, 2011 and 2010, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” and “potential,” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding:

•	the impact of recent accounting pronouncements on our consolidated financial statements;

•	our ability to advance our PDE10 program through the completion of Phase 1 clinical trials with the funding we may receive from The Stanley Medical Research Institute;

•	our expectation that we will have data from the first Phase 3 clinical trial in our OMS103HP program in mid-year 2012;

•	our expectation that we will have data from the first Phase 3 clinical trial in our OMS302 program in the first quarter of 2012;

•	our expectation that we will begin the second Phase 3 clinical trials in our OMS103HP and OMS302 programs following discussions with European regulatory authorities;

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

Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks, uncertainties and other factors described in Item IA of Part II of this Quarterly Report on Form 10-Q under the heading “Risk Factors” and in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010. As a result of such factors, the actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on our company, business or operations. Also, these forward-looking statements represent our management’s estimates and assumptions only as of the date of the filing of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual results may materially differ from current expectations. Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

OMS103HP, one of our co-lead PharmacoSurgery product candidates, is being evaluated in a Phase 3 clinical program for its safety and ability to improve postoperative joint function and reduce pain following arthroscopic partial meniscectomy surgery. This clinical program is planned to consist of separate trials conducted in North America and Europe. We expect data from the North American trial in mid-year 2012. We are in discussions with European regulatory authorities regarding the second Phase 3 clinical trial and, assuming sufficient resources, plan to begin that trial following completion of those discussions. We believe that OMS103HP will, if approved, be the first commercially available drug delivered directly to the surgical site to improve function following arthroscopic surgery. In the first quarter of 2011, we announced that OMS103HP failed to meet pre-specified efficacy endpoints in a Phase 3 clinical program in patients undergoing arthroscopic anterior cruciate ligament, or ACL, reconstruction surgery. We were unable to draw any conclusions about OMS103HP’s effect in the Phase 3 ACL program due to confounding factors, and we have no plans to conduct additional ACL reconstruction trials at this time.

OMS302, our other co-lead PharmacoSurgery product candidate, is being evaluated in a Phase 3 clinical program for its safety and ability to maintain intraoperative pupil dilation (mydriasis) and reduce postoperative pain in patients undergoing intra-ocular lens replacement surgery. This clinical program is planned to consist of two trials that will enroll both cataract surgery and refractive lens exchange patients. We expect data from the initial Phase 3 trial in the first quarter of 2012. We plan to initiate the second trial following discussions with European regulatory authorities to ensure that data collected meet European expectations for marketing approval.

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

In our GPCR program, we are working to complete high-throughput surrogate de-orphanization of orphan GPCRs, or the identification of synthetic molecules that bind and functionally interact with the receptors, and to develop product candidates that act at these new potential drug targets. We have already announced that we have identified and confirmed sets of compounds that interact selectively with, and modulate signaling of 14 orphan GPCRs. During the fourth quarter of 2010, we entered into an agreement with Vulcan Inc. and its affiliate, which we refer to collectively as Vulcan, pursuant to which we received $20.0 million for our GPCR program. Also during the same quarter, we entered into an agreement with the State of Washington’s Life Sciences Discovery Fund Authority, or LSDF, under which we received a $5.0 million grant award that will be paid against expenses that we incur or to reimburse us for the cost of assets that we purchase for our GPCR program. In exchange for these payments, we agreed to pay to Vulcan and LSDF a portion of net proceeds that we receive from the GPCR program. We also issued to the Vulcan affiliate three five-year warrants to purchase our common stock, each for 133,333 shares, with exercise prices of $20, $30 and $40 per share, respectively. Following the receipt of the $20.0 million from Vulcan, we purchased from Patobios Limited, or Patobios, intellectual property assets related to an assay technology for use in the GPCR program. The purchase price for these assets was approximately $10.8 million, of which approximately $7.6 million was paid in cash and $3.2 million was paid in shares of our common stock. We have no royalty or milestone payment obligations to Patobios.

We have incurred significant losses since our inception. As of September 30, 2011, our accumulated deficit was $165.9 million and total shareholders’ equity was $4.1 million. We recognized net losses of $6.5 million and $7.6 million for the three months ended September 30, 2011 and 2010, respectively, and $18.3 million and $22.0 million for the nine months ended September 30, 2011 and 2010, respectively. These losses have resulted principally from expenses incurred in connection with research and development activities, consisting primarily of clinical trials, preclinical studies and manufacturing services associated with our current product candidates.

Revenue

We have recognized $10.3 million of revenue from inception (June 16, 1994) through September 30, 2011, consisting of grant funding from third parties and revenue recognized in connection with funding from Vulcan and LSDF. Other than grant funding, we do not expect to receive any revenue from our product candidates until we receive regulatory approval and commercialize the product candidates or until we potentially enter into collaborative agreements with third parties for the development and commercialization of our product candidates. As discussed below, we do not expect any of our current product candidates to be commercially available before 2013, if at all. We continue to pursue government and private grant funding as well as collaboration funding for our product candidates and research programs.

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

Research and development expenses from inception (July 16, 1994) to September 30, 2011 were $117.5 million. The following table illustrates our expenses associated with these activities for the three and nine months ended September 30, 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Direct external expenses:
Clinical research and development:
OMS103HP	$506	$1,636	$2,454	$4,585
OMS302	773	445	1,375	671
Other clinical programs	255	86	445	125

Total clinical research and development	1,534	2,167	4,274	5,381
Preclinical research and development	1,320	435	2,602	3,443

Total direct external expenses	2,854	2,602	6,876	8,824
Internal, overhead and other expenses	2,282	2,448	7,304	7,050
Stock-based compensation expense	185	266	643	644

Total research and development expenses	$5,321	$5,316	$14,823	$16,518

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

Results of Operations

Comparison of Three Months Ended September 30, 2011 and September 30, 2010

Revenue. Revenue was $987,000 for the three months ended September 30, 2011, compared to $254,000 for the three months ended September 30, 2010. This increase was primarily due to our recognition of $936,000 of revenue in connection with the Vulcan and LSDF agreements for our GPCR program, partially offset by the completion of preclinical research funded by grants from the National Institutes of Health, or NIH.

Research and Development Expenses. Research and development expenses were $5.3 million for each of the two quarters ended September 30, 2011 and September 30, 2010. Compared to the third quarter of 2011, the third quarter of 2010 had lower preclinical program expenses but higher clinical trial costs in connection with our arthroscopic and ophthalmology programs.

General and Administrative Expenses. General and administrative expenses were $1.8 million for the three months ended September 30, 2011 compared to $2.4 million for the three months ended September 30, 2010. General and administrative expenses for both periods consist principally of personnel, overhead, stock-based compensation, patent costs, and professional fees for legal, consulting and audit services. This relative decrease in general and administrative expenses in the 2011 quarter is primarily attributable to lower legal costs and one-time expenses incurred in connection with establishing an equity financing facility with Azimuth in the 2010 quarter.

Interest Expense. Interest expense was $528,000 for the three months ended September 30, 2011 compared to $362,000 for the three months ended September 30, 2010. This increase was primarily attributable to an increase in the principal on our notes payable balance resulting from our borrowing an additional $10.0 million from Oxford Finance Corporation, or Oxford, in March 2011.

Other Income. Other income was $171,000 for the three months ended September 30, 2011 compared to $189,000 for the three months ended September 30, 2010. Other income consists primarily of rental income received under subleases for use of a portion of our vivarium and laboratory facilities.

Comparison of Nine Months Ended September 30, 2011 and September 30, 2010

Revenue. Revenue was $3.4 million for the nine months ended September 30, 2011 compared to $1.1 million for the nine months ended September 30, 2010. This increase was primarily due to our recognition of revenue of $2.9 million in connection with the Vulcan and LSDF agreements for our GPCR program, offset by the completion of preclinical research funded by NIH grants.

Research and Development Expenses. Research and development expenses were $14.8 million for the nine months ended September 30, 2011 compared to $16.5 million for the nine months ended September 30, 2010. This decrease in 2011 was primarily due to lower clinical trial expenses in 2011 and one-time licensing fees in 2010.

General and Administrative Expenses. General and administrative expenses were $6.1 million for the nine months ended September 30, 2011 compared to $6.2 million for the nine months ended September 30, 2010. General and administrative expenses for both periods consist principally of personnel, overhead, stock-based compensation and patent costs as well as professional fees for legal, consulting and audit services.

Interest Expense. Interest expense was $1.3 million for the nine months ended September 30, 2011 compared to $1.2 million for the nine months ended September 30, 2010. This increase was primarily due to a higher average principal balance on our outstanding notes payable in 2011 resulting from our borrowing of $10.0 million from Oxford in March 2011, partially offset by a lower interest rate.

Other Income. Other income was $526,000 for the nine months ended September 30, 2011 compared to $606,000 for the nine months ended September 30, 2010. Other income consists primarily of rental income received under subleases for use of a portion of our vivarium and laboratory facilities.

Liquidity and Capital Resources

From inception to September 30, 2011, we have financed our operations primarily through private and public placements of equity securities for proceeds totaling $139.2 million; through two debt facilities with loan proceeds totaling $37.0 million, $9.0 million of which was used to pay off the remaining balance of the first facility; and our GPCR program funding agreement with Vulcan pursuant to which we received $20.0 million. As of September 30, 2011, we had $32.9 million in cash, cash equivalents and short-term investments. Our cash, cash equivalents and short-term investment balances are held principally in interest-bearing instruments, including money-market accounts. Cash in excess of immediate requirements is invested in accordance with established guidelines to preserve principal and maintain liquidity.

Comparison of Nine Months Ended September 30, 2011 and September 30, 2010

Operating Activities. Net cash used in operating activities was $18.3 million for the nine months ended September 30, 2011 compared to $21.1 million for the nine months ended September 30, 2010. Expenditures related to operating activities in these periods were primarily the result of costs associated with research and development expenses and general and administrative expenses in support of our operations. The decrease in net cash used in operating activities was primarily due to decreased development expenses, including lower costs to support our clinical activities during the 2011 period and one-time licensing fees incurred during the 2010 period associated with our MASP-2 and GPCR programs. Also, the 2011 period includes the recognition of revenue that was deferred in connection with the Vulcan funding agreement.

Investing Activities. Net cash provided by investing activities was $9.6 million for the nine months ended September 30, 2011 compared to net cash provided by investing activities of $27.0 million for the nine months ended September 30, 2010. Since our inception, investing activities, other than purchases and maturities of short-term and long-term investments, consist primarily of purchases of property and equipment. In 2010, investing activities also included our acquisition of intellectual property assets from Patobios and our subsequent reimbursement of the purchase price by Vulcan. Cash flows from investing activities primarily reflect large amounts of cash used to purchase short-term investments and receipts from the sale and maturity of short-term investments. These amounts primarily relate to shifts between cash and cash equivalents and short-term investments. Because we manage our cash usage with respect to our total cash, cash equivalents and short-term investments, we do not consider these cash flows to be important to an understanding of our liquidity and capital resources.

Financing Activities. Net cash provided by financing activities was $10.4 million for the nine months ended September 30, 2011, primarily as a result of proceeds from the borrowing of an additional $10.0 million from Oxford in March 2011. Net cash used in financing activities was $3.9 million for the nine months ended September 30, 2010, primarily as a result of principal payments due under our notes payable to BlueCrest Venture Finance Master Fund Limit, or BlueCrest, which we subsequently repaid in full.

GPCR Program Funding Agreements

In October 2010, we entered into an agreement with Vulcan pursuant to which we received $20.0 million for our GPCR program. Also in October 2010, we entered into an agreement with LSDF under which we received a $5.0 million grant award that will be paid as reimbursement of expenses that we incur and equipment purchases we make for our GPCR program. Following the execution of the funding agreement with Vulcan, in November 2010 we purchased from Patobios intellectual property assets related to a proprietary cellular redistribution assay for approximately $10.8 million, which consisted of approximately $7.6 million paid in cash and 379,039 shares of our common stock with a fair value of approximately $3.2 million.

Oxford Loan Agreement

In October 2010, we entered into a $20.0 million loan and security agreement with Oxford pursuant to which Oxford agreed to lend us up to $20.0 million in two tranches of $10.0 million each. Upon signing the agreement, we borrowed the first tranche of $10.0 million, or Tranche 1, using approximately $9.0 million of the proceeds to repay all outstanding amounts due under our loan and security agreement with BlueCrest as well as a 1.0% prepayment fee on the then-outstanding principal. In March 2011, we borrowed the second tranche of $10.0 million, or Tranche 2, from Oxford. As of September 30, 2011, our notes payable balance was $20.4 million, consisting primarily of notes payable to Oxford. We cannot borrow any additional amounts from Oxford under our agreement.

Interest on the notes we issued to Oxford for Tranche 1 and Tranche 2 accrues at annual fixed rates of 8.55% and 8.56%, respectively. Payments due under both Tranche 1 and Tranche 2 are interest only, payable monthly, in arrears, through October 31, 2011. Beginning November 1, 2011, 36 payments of principal and interest are payable monthly, in arrears, which will result in an increase in our monthly payments. All unpaid principal and accrued and unpaid interest under both tranches are due and payable on the maturity date of the notes, October 21, 2014.

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

Azimuth Equity Line Financing Facility

In May 2011, we entered into an equity line financing facility with Azimuth Opportunity, Ltd., or Azimuth, pursuant to which we may sell up to $40.0 million of our shares of common stock over a 24-month term. From time to time over the 24-month term, and in our sole discretion, we may present Azimuth with draw down notices requiring Azimuth to purchase a specified dollar amount of shares of our common stock, based on the volume-weighted average price per share on each of 10 consecutive trading days, or the draw down period, with the total dollar amount of each draw down subject to certain agreed-upon limitations based on the market price of our common stock at the time of the draw down. The purchase price for these shares equals the daily volume-weighted average price of our common stock on each date during the draw down period on which shares are purchased, less a discount ranging from 3.00% to 6.00%, based on a minimum price that we specify. In addition, in our sole discretion, but subject to certain limitations, we may require Azimuth to purchase a percentage of the daily trading volume of our common stock for each trading day during the draw down period. We are allowed to present Azimuth with up to 24 draw down notices during the 24-month term, with only one such draw down notice allowed per draw down period and a minimum of five trading days required between each draw down period. We may not issue more than 4,427,562 shares in connection with the committed equity line financing facility, although this limitation does not apply if the average purchase price of all shares issued to Azimuth, taking into account all discounts, equals or exceeds $5.02 per share, which amount is subject to adjustment in certain circumstances specified in the facility. We have not drawn down funds under this facility. In connection with this facility, we entered into a placement agent agreement with Reedland Capital Partners, an Institutional Division of Financial West Group, member FINRA/SIPC, or FWG/Reedland. We have agreed to pay FWG/Reedland, upon each sale of our common stock to Azimuth under the facility, a fee equal to 0.5% of the aggregate dollar amount of common stock purchased by Azimuth upon settlement of each such sale. Pursuant to the agreement, we reimbursed $10,000 of FWG/Reedland’s legal expenses in connection with a filing that was made by FWG/Reedland pursuant to FINRA Rule 5110.

Stanley Medical Research Institute Funding Agreement

In December 2006, we entered into a funding agreement with The Stanley Medical Research Institute, or SMRI, to develop a proprietary product candidate that inhibits PDE10 for the treatment of schizophrenia. Under the agreement, we may receive grant and equity funding upon achievement of product development milestones through Phase 1 clinical trials totaling $9.0 million, subject to our mutual agreement with SMRI. As of September 30, 2011, we had received $5.7 million from SMRI, $2.5 million of which was recorded as revenue and $3.2 million of which was recorded as equity funding. As of September 30, 2011, all grant amounts pertaining to this agreement previously recorded as deferred revenue in the accompanying balance sheet have been recognized as revenue.

Funding Requirements

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our anticipated operating expenses, capital expenditures and note payments for at least the next 12 months. We base this estimate on assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and to the extent that we may or may not enter into collaborations with third parties to participate in development and commercialization, we are unable to estimate the amounts of increased capital requirements and operating expenditures required in the future. Our future operating and capital requirements will depend on many factors, including:

•	the progress and results of our clinical trials for our PharmacoSurgery programs;

•	costs related to manufacturing services;

•	whether the hiring of a number of new employees to support our continued growth during this period will occur at salary levels consistent with our estimates;

•	the scope, rate of progress, results and costs of our preclinical testing, clinical trials and other research and development activities for additional product candidates;

•	the terms and timing of payments of any collaborative or licensing agreements that we have or may establish, including pursuant to our agreements with Daiichi-Sankyo Company, Helion, LSDF and Vulcan;

•	market acceptance of our approved products, should they gain approval;

•	the cost, timing and outcomes of the regulatory processes for our product candidates;

•	the costs of commercialization activities, including product manufacturing, marketing, sales and distribution;

•	the number and characteristics of product candidates that we pursue;

•	the cost of establishing clinical and commercial supplies of our product candidates;

•	the cost of preparing, filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to these types of transactions;

•	whether we receive grant funding for our programs;

•	our degree of success in commercializing OMS103HP, OMS302 and other product candidates; and

•	the extent to which we draw down funds under our committed equity line financing facility with Azimuth.

We do not anticipate generating revenue from the sale of our product candidates until 2013 at the earliest. We expect our continuing operating losses to result in an increasing total amount of cash used in operations over the next several years. To the extent our capital resources are insufficient to meet our future capital requirements, we will need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Except for our committed equity line financing facility with Azimuth, we currently do not have any commitments for future external equity or debt funding. Additional equity or debt financing or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently, or enter into corporate collaborations at an earlier stage of development than we might otherwise choose. In addition, any future equity funding will dilute the ownership of our equity investors.

Contractual Obligations and Commitments

There have been no significant changes during the nine months ended September 30, 2011 to the items that we disclosed as our contractual obligations and commitments in our Form 10-K for the year ended December 31, 2010, except as follows:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily confined to our investment securities and notes payable. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality. As of September 30, 2011, we had cash, cash equivalents and short-term investments of $32.9 million. We have invested these funds in highly liquid, investment-grade securities in accordance with our investment policy. The securities in our investment portfolio are not leveraged and are classified as available-for-sale. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates and with our current portfolio of short term investments. We are not exposed to potential loss due to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2011. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

On September 21, 2009, Mr. Klein filed a lawsuit against us and some of our current and former directors in the United States District Court for the Western District of Washington. Mr. Klein alleges in his complaint that we, among other things, violated the Federal False Claims Act, wrongfully discharged his employment in violation of public policy and defamed him. Mr. Klein seeks, among other things, damages in an amount to be proven at trial, actual litigation expenses and his reasonable attorneys’ fees and damages for loss of future earnings. On October 4, 2009, we filed with the court our amended answer to Mr. Klein’s allegations, generally denying his claims and bringing counterclaims against Mr. Klein for breach of contract, misappropriation of trade secrets and breach of fiduciary duty. Mr. Klein filed an answer with the court generally denying our counterclaims. On January 8, 2010, the court dismissed all of our non-executive directors from the case with prejudice, and on July 27, 2010, Mr. Klein withdrew his defamation claim. On December 8, 2010, Mr. Klein was granted leave to amend his complaint to add a qui tam claim asserted on behalf of the U.S. government under the Federal False Claims Act. The qui tam claim is based on the same NIH grant that was the subject of Mr. Klein’s whistleblower report and related NIH grants totaling $1.3 million. Mr. Klein seeks on behalf of the U.S. government and himself an award of civil penalties, treble damages and fees and costs. On October 17, 2011, the U.S. government filed a notice of its election to decline intervention in the qui tam claim. This election not to intervene in Mr. Klein’s qui tam claim does not prevent Mr. Klein from continuing this claim, nor does it affect his other claims against Omeros or our claims against Mr. Klein. We are vigorously defending ourselves against Mr. Klein’s claims and seek, among other things, our attorneys’ fees and costs incurred in defending this action. Although we deny Mr. Klein’s allegations and believe that we have substantial and meritorious defenses to his claims, neither the outcome of the litigation nor the amount and range of potential damages or exposure associated with the litigation can be assessed with certainty.

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

We are now conducting a Phase 3 clinical program evaluating OMS103HP in patients undergoing partial meniscectomy surgery. This clinical program is planned to consist of two trials conducted in North America and Europe. We expect data from the North American trial in mid-year 2012. We are in discussions with European regulatory authorities regarding the second Phase 3 clinical trial and, assuming sufficient resources, plan to begin that trial following completion of those discussions. Similar to the ACL reconstruction indication, OMS103HP demonstrated a drug effect in an earlier Phase 2 clinical trial in patients undergoing partial meniscectomy. Although the Phase 2 meniscectomy data show a drug effect, we can provide no assurance that data from the ongoing Phase 3 meniscectomy program will demonstrate a drug effect or that the trials will meet their prespecified efficacy endpoints. Also, we can provide no assurances that we will have sufficient resources to conduct the second clinical trial on schedule or at all. If we are delayed or unable to commence and complete the second clinical trial, we may be significantly delayed in seeking, or be unable to seek, marketing approval of OMS103HP.

In addition, we have initiated a Phase 3 clinical program to evaluate OMS302 in patients undergoing cataract surgery and refractive lens exchange. This clinical program is planned to consist of two trials that will enroll both cataract surgery and refractive lens exchange patients. We expect data from the initial Phase 3 trial in the first quarter of 2012. We plan to initiate the second Phase 3 trial following discussions with European regulatory authorities to determine whether data collected meet European expectations for marketing approval. We can provide no assurance that the data from this clinical program will demonstrate a drug effect or that the trials will meet their prespecified efficacy endpoints. Further, if we are delayed or unable to commence and complete the second clinical trial of OMS302, we may be significantly delayed in seeking, or be unable to seek, marketing approval of the product candidate.

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

We have not been profitable and have generated substantial operating losses since we were incorporated in June 1994. We had net losses of approximately $18.3 million and $22.0 million for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, we had an accumulated deficit of approximately $165.9 million. We expect to incur additional losses for at least the next several years and cannot be certain that we will ever achieve profitability, and we do not anticipate generating revenue from the sale of our product candidates until 2013 at the earliest. As a result, our business is subject to all of the risks inherent in the development of a new business enterprise, such as the risks that we may be unable to obtain additional capital needed to support the preclinical and clinical expenses of development and commercialization of our product candidates, to develop a market for our potential products, to successfully transition from a company with a research and development focus to a company capable of commercializing our product candidates and to attract and retain qualified management as well as technical and scientific staff.

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

LSDF’s $5.0 million grant award is only paid against certain costs we incur in the GPCR program. As of September 30, 2011, we had received $3.3 million of funding against reimbursable expenses pursuant to the grant award. If LSDF believes that we have breached our agreement before we have received the entire $5.0 million available under the grant award, LSDF may refuse to provide us any further funding, in which case we will have fewer resources to advance our GPCR program and to meet the covenants related to our GPCR program set forth in our agreements with Vulcan and LSDF.

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

Our issued PharmacoSurgery patents have terms that will expire December 12, 2014 (for OMS103HP, OMS302 (in Europe) and OMS201) and September 24, 2022 (for OMS103HP). If our pending PharmacoSurgery patent applications issue as patents, the expiration dates of those patents will be July 30, 2023 for OMS302 and March 17, 2026 for OMS201, not taking into account any extensions due to potential adjustment of patent terms resulting from USPTO delays. We cannot assure you that any of these patent applications will be found to be patentable, including over our own prior art patents, or will issue as patents, nor can we make assurances as to the scope of any claims that may issue from these pending and future patent applications or to the outcome of any proceedings by any potential third parties that could challenge the patentability, validity or enforceability of our patents and patent applications in the United States or foreign jurisdictions, which could limit patent protection for our product candidates and materially harm our business.

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

On September 21, 2009, Mr. Klein filed a lawsuit against us and some of our current and former directors in the United States District Court for the Western District of Washington, alleging, among other things, that we violated the Federal False Claims Act, wrongfully discharged his employment in violation of public policy and defamed him. Mr. Klein seeks, among other things, damages in an amount to be proven at trial, actual litigation expenses and his reasonable attorneys’ fees and damages for loss of future earnings. On January 8, 2010, the court dismissed all of our non-executive directors from the case with prejudice, and on July 27, 2010 Mr. Klein withdrew his defamation claim. On December 8, 2010, Mr. Klein was granted leave to amend his complaint to add a qui tam claim asserted on behalf of the U.S. government under the Federal False Claims Act. The qui tam claim is based on the same NIH grant that was the subject of Mr. Klein’s whistleblower report and related NIH grants totaling $1.3 million. Mr. Klein seeks on behalf of the U.S. government and himself an award of civil penalties, treble damages and fees and costs. On October 17, 2011, the U.S. government filed a notice of its election to decline intervention in the qui tam claim, but the election not to intervene in Mr. Klein’s qui tam claim does not prevent Mr. Klein from continuing this claim or his other claims and does not affect our claims against Mr. Klein. Although we have been advised by outside counsel that we have meritorious defenses to Mr. Klein’s allegations, and we are defending against the claims vigorously, neither the outcome of the litigation nor the amount and range of potential damages or exposure associated with the litigation can be assessed with certainty. Further, defending this lawsuit may consume our time and resources, harm our reputation and the reputations of our current and former directors, and materially negatively affect our financial position and cause our stock price to decline.

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

We completed the initial public offering of shares of our common stock in October 2009 at a price of $10.00 per share. Subsequently, our common stock has traded as low as $3.16 per share through November 3, 2011. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•	results from our clinical development programs;

•	FDA or international regulatory actions, including failure to receive regulatory approval for any of our product candidates;

•	announcements regarding the progress of our GPCR program;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	quarterly variations in our results of operations or those of our competitors;

•	our ability to develop and market new and enhanced product candidates on a timely basis;

•	announcements by us or our competitors of acquisitions, regulatory approvals, clinical milestones, new products, significant contracts, commercial relationships or capital commitments;

•	third-party coverage and reimbursement policies;

•	additions or departures of key personnel;

•	commencement of, or our involvement in, litigation;

•	our ability to meet our repayment and other obligations under our $20.0 million debt facility with Oxford, pursuant to which we had a notes-payable balance of $20.0 million as of September 30, 2011;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	changes in earnings estimates or recommendations by securities analysts;

•	any major change in our board or management;

•	general economic conditions and slow or negative growth of our markets; and

•	political instability, natural disasters, war and/or events of terrorism.

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

Approximately 5.9 million shares of common stock that are either subject to outstanding warrants or subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

ITEM 6. EXHIBITS

Exhibit Number	Description

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEROS CORPORATION

Date: November 8, 2011	/s/ Gregory A. Demopulos
Gregory A. Demopulos, M.D. President, Chief Executive Officer and Chairman of the Board of Directors