Form 10-K
period 2011-12-31
OMEROS CORP
filed 2012-03-15
CIK 1285819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $80,385,917. Shares of voting stock held by each officer and director and by each person who, to the registrant’s knowledge, owns 5% or more of the outstanding voting stock (as publicly reported by such persons pursuant to Section 13 and Section 16 of the Securities Exchange Act of 1934) have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 7, 2012, 22,433,697 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement with respect to the 2012 Annual Meeting of Shareholders to be held June 1, 2012, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2011, are incorporated by reference into Part III of this Form 10-K.

OMEROS CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2011

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

Overview

We are a clinical-stage biopharmaceutical company committed to discovering, developing and commercializing products targeting inflammation, coagulopathies and disorders of the central nervous system. Our most clinically advanced product candidates are derived from our proprietary PharmacoSurgeryTM platform designed to improve clinical outcomes of patients undergoing ophthalmological, arthroscopic, urological and other surgical and medical procedures. Our PharmacoSurgery platform is based on low-dose combinations of therapeutic agents delivered directly to the surgical site throughout the duration of the procedure to preemptively inhibit inflammation and other problems caused by surgical trauma and to provide clinical benefits both during and after surgery. We currently have four ongoing clinical development programs, including three from our PharmacoSurgery platform and one from our addiction franchise. In addition, we have a deep and diverse pipeline of preclinical programs as well as a platform capable of unlocking new drug targets. For each of our product candidates and programs, we have retained all manufacturing, marketing and distribution rights.

Our Product Candidates and Development Programs

Our clinical product candidates and pipeline of development programs consist of the following:

Program	Targeted Procedure/Disease	Development Status	Next Expected Milestone	Worldwide Rights
Clinical Programs

OMS302 – Ophthalmology	Intraocular Lens Replacement Surgery	Phase 3	Announce Results from Second Phase 3 Trial	Omeros

OMS103HP – Arthroscopy	Arthroscopic Meniscectomy	Phase 3	Announce Results from First Phase 3 Trial	Omeros

OMS201 – Urology	Ureteroscopy	Phase 1/2	Design Phase 2 Trial	Omeros

PPARg (OMS403)	Opioid, Nicotine and Alcohol Addiction	Phase 2	Complete Phase 2 Trials	Omeros

Preclinical Programs

PDE10 (OMS824)	Schizophrenia/Cognitive Disorders	Preclinical	Initiate Phase 1 Trial	Omeros

PDE7 (OMS527)	Addictions and Compulsive Disorders; Movement Disorders	Preclinical	Initiate Phase 1 Trial	Omeros (Compounds In-licensed)

MASP2 (OMS721)	aHUS, PNH, AMD, Transplant, Ischemia Reperfusion Injury	Preclinical	Initiate Phase 1 Trial	Omeros (In-licensed)

Plasmin (OMS616)	Surgical and Traumatic Bleeding	Preclinical	Initiate Phase 1 Trial	Omeros (In-licensed)

GPCR Program	Multiple Disorders	Platform	Continue Drug Discovery For Orphan GPCRs	Omeros

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

In contrast, we generate from our PharmacoSurgery platform proprietary product candidates that are combinations of therapeutic agents designed to act simultaneously at multiple discrete targets to preemptively block the molecular-signaling and biochemical cascade caused by surgical trauma and to provide clinical benefits both during and after surgery. Supplied in pre-dosed, pre-formulated, single-use containers, our PharmacoSurgery product candidates are added to standard surgical irrigation solutions and delivered intra-operatively to the site of tissue trauma throughout the surgical procedure. This results in the delivery of low concentrations of agents with minimal systemic uptake and reduced risk of adverse side effects, and does not require a surgeon to change his or her operating procedure. In addition to ease of use, we believe that the clinical benefits of our product candidates could provide surgeons a competitive marketing advantage and may facilitate third-party payor acceptance, all of which we expect will drive adoption and market penetration. Our current PharmacoSurgery product candidates are specifically comprised of active pharmaceutical ingredients, or APIs, contained in generic drugs already approved by the U.S. Food and Drug Administration, or FDA, with established profiles of safety and pharmacologic activities, and are eligible for submission under the potentially less-costly and time-consuming Section 505(b)(2) New Drug Application, or NDA, process.

OMS302—Ophthalmology

Background. OMS302 is our product candidate being developed for use during intraocular lens replacement, or ILR, surgery, including cataract and other lens replacement surgery. OMS302 is a proprietary combination of ketorolac, an anti-inflammatory API, and phenylephrine, a mydriatic API. FDA-approved drugs containing each of these APIs have been used in ophthalmological clinical practice for more than 15 years, and both APIs are contained in generic, FDA-approved drugs.

Cataract and other lens replacement surgery involves replacement of the original lens of the eye with an artificial intraocular lens. These procedures are typically performed to replace a lens opacified by a cataract or to correct a refractive error of the lens. OMS302 is added to standard irrigation solution used in ILR and delivered intracamerally to maintain intraoperative mydriasis, to prevent surgically induced miosis, and to reduce postoperative pain and irritation. Mydriasis is essential for these procedures and, if not maintained throughout the surgical procedure or if miosis occurs, risk of damaging structures within the eye increases as does the operating time required to perform the procedure.

Clinical Trial Results. OMS302 has been evaluated in Phase 1/Phase 2, Phase 2b and Phase 3 clinical trials, in subjects undergoing cataract extraction and lens replacement procedures and refractive lens exchange. In the double-blind Phase 1/Phase 2 trial, 61 subjects were randomized to receive one of three treatments: (1) OMS302, (2) phenylephrine alone, or (3) vehicle control. Subjects were monitored for intraoperative pupil diameter and postoperative pain and inflammation for 14 days. Although this was an exploratory trial, subjects treated with either OMS302 or phenylephrine demonstrated statistically significant improvement in maintenance of mydriasis compared to patients treated with vehicle control. OMS302-treated subjects reported less postoperative pain than patients treated with either phenylephrine or vehicle control. OMS302 was well tolerated with no serious adverse events and no discontinuations due to adverse events. The type and number of adverse events were similar across all treatment groups.

The Phase 2b trial was a multicenter, randomized, double-blind, vehicle-controlled clinical trial that included 221 patients. To achieve the trial’s full-factorial design, patients were randomized into one of four parallel treatment groups. The first arm (n=55) received OMS302, the second arm (n=55) received only phenylephrine, the third arm (n=54) received only ketorolac and the fourth arm (n=57) received standard irrigation solution without drug. The co-primary endpoints of the trial included maintenance of mydriasis (pupil dilation) and reduction of postoperative ocular pain. The OMS302 group demonstrated statistically significant maintenance of mydriasis over both ketorolac- (p<0.0001) and vehicle-treated (p<0.0001) groups. OMS302 was also statistically significantly superior in preventing clinically meaningful miosis when compared to each of the other three treatment arms (p=0.0005 vs. ketorolac, p=0.0404 vs. phenylephrine and p<0.0001 vs. vehicle). Similarly, the OMS302-treated group demonstrated a statistically significant reduction in pain compared with both phenylephrine- (p=0.0089) and vehicle-treated (p=0.0418) groups. All of these analyses are intent-to-treat. These results demonstrate that each component of OMS302 contributed to the efficacy of the product candidate, with both phenylephrine and ketorolac additively providing intraoperative mydriasis and ketorolac alone responsible for postoperative pain reduction. OMS302 was well tolerated in this trial.

The Phase 3 trial was the first of two planned Phase 3 trials. It was a multicenter, double-blind, placebo-controlled clinical trial that included 405 patients randomized 1:1 to receive either OMS302 or placebo. The primary endpoint of the trial was maintenance of intraoperative mydriasis, and the principal secondary endpoint was reduction of postoperative ocular pain. OMS302 met the primary endpoint by demonstrating statistically significant (p<0.00001) maintenance of intraoperative mydriasis. The product candidate also demonstrated statistical superiority (p<0.00001) over placebo in reduction of ocular pain in the early postoperative period. In addition to statistical superiority over placebo in maintenance of mydriasis and the principal secondary endpoint of reduced postoperative pain, OMS302 achieved p values of less than 0.05 in a series of other clinically relevant measures. In this study, OMS302 was well-tolerated. The most common adverse events were those related to surgery, specifically eye pain, eye inflammation, headache and increased intraocular pressure. The incidence of these adverse events was similar between OMS302- and placebo-treated patients.

Although the positive results from these clinical trials are encouraging, there can be no assurance that they will be predictive of the results obtained from later trials, including those in our second Phase 3 clinical trial evaluating OMS302 in ILR procedures, or that OMS302 will receive marketing approval.

Development Plan. In April of 2012 we expect to begin enrolling patients in our second planned Phase 3 clinical trial for OMS302. This second study will be a randomized, double-blind, placebo-controlled clinical trial evaluating OMS302 in subjects undergoing ILR procedures including cataract surgery and refractive lens exchange. The co-primary endpoints of this trial are maintenance of intraocular mydriasis and reduction of postoperative ocular pain. We expect to receive data from this clinical trial in the second half of 2012.

OMS103HP—Arthroscopy

Background. OMS103HP is our PharmacoSurgery product candidate being developed for use during arthroscopic procedures, including partial meniscectomy surgery, and was designed to provide a multimodal approach to preemptively block the inflammatory cascade induced by arthroscopy. OMS103HP is a proprietary combination of anti-inflammatory/analgesic APIs, each with well-known safety and pharmacologic profiles. Each of the APIs are components of generic, FDA-approved drugs that have been marketed in the United States as over-the-counter, or OTC, or prescription drug products for over 15 years and have established and well-characterized safety profiles.

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

Clinical Trial Results. In 2010, we completed a multicenter, randomized, double-blind, vehicle-controlled Phase 2 clinical trial of OMS103HP in patients undergoing arthroscopic partial meniscectomy surgery. Of the 161 patients who were enrolled and treated, 143 patients met the predetermined surgical criteria and were included in the data analysis (71 OMS103HP and 72 vehicle). There were no important differences in demographic characteristics between the two treatment groups. The protocol was amended to collect patient self-reports using the Knee Injury and Osteoarthritis Outcome Score, or KOOS, which consists of five subscale scores: symptoms, pain, activities of daily living, sport and recreation function, and knee-based quality of life. The KOOS subset consisted of 67 subjects (33 OMS103HP and 34 vehicle).

In this study, OMS103HP provided greater efficacy than vehicle as measured by patient-reported functional scores using the KOOS, passive knee flexion and VAS pain scores. The patient-reported outcomes showed a sustained benefit through postoperative Day 90. OMS103HP was well tolerated, and adverse events were more frequent in the vehicle dose group. An article describing the results of this Phase 2 clinical study, titled “Novel Drug, OMS103HP, Reduces Pain and Improves Joint Motion and Function over 90 Days following Arthroscopic Meniscectomy,” was published in the August 2011 edition of Arthroscopy: The Journal of Arthroscopic and Related Surgery.

Although these positive results from our Phase 2 trial evaluating OMS103HP are encouraging, there can be no assurance that they will be predictive of the results obtained from later trials, including those in our ongoing Phase 3 clinical program evaluating OMS103HP in arthroscopic meniscectomy.

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

Development Plan. OMS103HP is in a Phase 3 program evaluating the product candidate’s safety and ability to improve postoperative joint function and reduce pain following arthroscopic partial meniscectomy surgery. This clinical program is planned to consist of separate trials conducted in North America and Europe. We expect data from the North American trial in the second half of 2012. We are in discussions with European regulatory authorities regarding the second Phase 3 clinical trial and, assuming sufficient resources, plan to begin that trial following completion of those discussions. We believe that OMS103HP will, if approved, be the first commercially available drug delivered directly to the surgical site to improve function following arthroscopic surgery.

OMS201—Urology

Background. OMS201 is our PharmacoSurgery product candidate being developed for use during urological procedures, including ureterscopy for removal of ureteral or renal stones. OMS201 is a proprietary combination of an anti-inflammatory API and a smooth muscle relaxant API, and is intended for local delivery to the bladder, ureter, urethra, and other urinary tract structures during urological procedures. Both of the APIs in OMS201 are contained in generic, FDA-approved drugs that have been marketed in the United States for more than 15 years and have well-known profiles of safety and pharmacologic activities. Each of the APIs in OMS201 has been individually prescribed to manage the symptoms of ureteral and renal stones.

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

Clinical Trial Results. In 2010, we completed a Phase 1/Phase 2 study in 24 patients designed to evaluate the safety and systemic absorption of two sequentially higher concentrations of OMS201 added to standard irrigation solution and delivered to patients undergoing ureteroscopy for removal of ureteral or renal stones. This multicenter, double-blind, vehicle-controlled study also explored potential efficacy endpoints but was not powered to assess efficacy. OMS201 was well tolerated in this study. The incidence of adverse events was similar in the two OMS201-concentration arms and the group receiving vehicle. No adverse events were considered treatment-related by investigators. There were no deaths or discontinuations for adverse events. Only one serious adverse event was reported, which occurred in a vehicle-treated patient.

Development Plan. Based on the data from our recently completed Phase 1/Phase 2 clinical study, we are designing subsequent trials to evaluate the efficacy and safety of OMS201 in patients undergoing urologic procedures.

PPARg Program – OMS403

Overview. In our peroxisome proliferator-activated receptor gamma, or PPARg, program, we are developing proprietary compositions that include PPARg agonists for the treatment and prevention of addiction to substances of abuse, which may include opioids, nicotine and alcohol. We believe that Omeros is the first to demonstrate a link between PPARg and addiction disorders. Data from European pilot clinical studies and animal models of addiction suggest that PPARg agonists could be efficacious in the treatment of a wide range of addictions. Our collaborators at The New York State Psychiatric Institute are conducting two Phase 2 clinical trials for our PPARg program. These studies are evaluating a PPARg agonist, alone or in combination with other agents, for treatment of addiction to opioids and to nicotine. The National Institute on Drug Abuse is providing substantially all of the funding for these clinical trials. We will have the right to reference the data obtained from these studies for subsequent submissions to the FDA and continue to retain all other rights in connection with the PPARg program.

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

Preclinical Programs

PDE10 Program – OMS824

Overview. Phosphodiesterase 10, or PDE10, is an enzyme that is expressed in areas of the brain strongly linked to schizophrenia and other diseases that affect cognition and has recently been identified as a target for the development of anti-psychotic therapeutics. We are developing proprietary compounds that inhibit PDE10 for the treatment of schizophrenia and other diseases that affect cognition. In multiple animal models of psychotic behavior, PDE10 inhibitors have been shown to be as effective as current anti-psychotic drugs. In addition, results from preclinical studies suggest that PDE10 inhibitors may address the limitations of currently used anti-psychotic drugs by avoiding the associated weight gain, improving cognition and, potentially, reducing the risk of associated sudden cardiac death.

Funding Agreement with The Stanley Medical Research Institute. Our preclinical development is supported by funds from The Stanley Medical Research Institute, or SMRI, a non-profit corporation that supports research on the causes and treatment of schizophrenia and bipolar disorder. Under our funding agreement with SMRI, we may receive grant and equity funding upon achievement of product development milestones through Phase 1 clinical trials totaling $9.0 million, subject to our mutual agreement with SMRI. Through December 31, 2011, we have received $5.7 million from SMRI, $3.2 million of which was recorded as equity funding and $2.5 million was recorded as revenue. We have agreed to pay royalties to SMRI based on any net income we receive from sales of a PDE10 product until we have paid a maximum aggregate amount that is a low single-digit multiple of the amount of grant funding that we have received from SMRI. This multiple increases as time elapses from the date we received the grant funding. There are no minimum payment obligations under our agreement with SMRI. Based on the amount of grant funding that we have received as of December 31, 2011, the maximum amount of royalties payable to SMRI is $12.8 million. The funding agreement and our obligation to pay a royalty to SMRI terminate when we have repaid such amount in the form of royalties.

PDE7 Program – OMS527

Overview. Our phosphodiesterase 7, or PDE7, program is based on our discoveries of previously unknown links between PDE7 and any addiction or compulsive disorder and between PDE7 and any movement disorders, such as Parkinson’s disease. PDE7 appears to modulate the dopaminergic system, which plays a significant role in regulating both addiction and movement. We believe that PDE7 inhibitors could be effective therapeutics for the treatment of addiction and compulsive disorders as well as movement disorders. Data generated in preclinical studies support both of these potential indications. We have selected a clinical candidate that is undergoing toxicology studies intended to support clinical trials.

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

MASP2 Program – OMS721

Overview. Mannan-binding lectin-associated serine protease-2, or MASP2, is a novel pro-inflammatory protein target involved in activation of the complement system, which is an important component of the immune system. The complement system plays a role in the inflammatory response and becomes activated as a result of tissue damage or trauma or microbial pathogen invasion. MASP2 appears to be unique to, and required for the function of, one of the principal complement activation pathways, known as the lectin pathway. Importantly, inhibition of MASP2 does not appear to interfere with the antibody-dependent classical complement activation pathway, which is a critical component of the acquired immune response to infection, and its abnormal function is associated with a wide range of autoimmune disorders. MASP2 is generated by the liver and is then released into the circulation. Published studies demonstrate that adult humans who are genetically deficient in one of the proteins that activate MASP2 do not appear to be detrimentally affected by the deficiency. Therefore, we believe that it may be possible to deliver MASP2 antibodies systemically and, given our expected dosing requirements, we plan to deliver them subcutaneously.

We have completed a series of in vivo studies using proprietary MASP2 knock-out mice or MASP2 antibodies in established models of disease previously linked to activation of the complement system. Our findings suggest that antibody-blockade of MASP2 may have a preventive or therapeutic effect in the treatment of hemolytic uremic syndrome, or HUS, atypical HUS, paroxysmal nocturnal hemoglobinuria (PNH), wet age-related macular degeneration, ischemia-reperfusion injury and transplant-related complications. We are continuing to evaluate the role of MASP2 in other complement-mediated disorders. We hold worldwide exclusive licenses to rights related to MASP2, the antibodies targeting MASP2 and the therapeutic applications for those antibodies from the University of Leicester, from its collaborator, Medical Research Council at Oxford University, and from Helion Biotech ApS, or Helion.

Exclusive License Agreements with the University of Leicester and the Medical Research Council at Oxford University. Under our exclusive license agreements with the University of Leicester and the Medical Research Council at Oxford University, or MRC, we have agreed to pay royalties to each of the University of Leicester and MRC that are a percentage of any proceeds we receive from the licensed technology during the terms of the agreements. We must pay low single-digit percentage royalties with respect to proceeds that we receive from products incorporating the licensed technology that are used, manufactured, directly sold or directly distributed by us, and we must pay royalties, in the range of a low single-digit percentage to a low double-digit percentage, with respect to proceeds we receive from sublicense royalties or fees that we receive from third parties to which we grant sublicenses to the licensed technology. We did not make any upfront payments for these exclusive licenses nor are there any milestone payments or reversion rights associated with these license agreements. We also agreed to sponsor research of MASP2 at these institutions at pre-determined rates for maximum terms of approximately three years. If mutually agreed, we may sponsor additional research of MASP2 at these institutions. We retain worldwide exclusive licenses from these institutions to develop and commercialize any intellectual property rights developed in the sponsored research. The term of each license agreement ends when there are no longer any pending patent applications, applications in preparation or unexpired issued patents related to any of the intellectual property rights we are licensing under the agreement. Both of these license agreements may be terminated prior to the end of their terms by us for convenience or by one party if the other party (1) breaches any material obligation under the agreement and does not cure such breach after notice and an opportunity to cure or (2) is declared or adjudged to be insolvent, bankrupt or in receivership and materially limited from performing its obligations under the agreement.

Exclusive License Agreement with Helion Biotech ApS. Pursuant to our exclusive license agreement with Helion, we received a royalty-bearing, worldwide exclusive license in and to all of Helion’s intellectual property rights related to MASP2 antibodies, polypeptides and methods in the field of inhibition of mannan-binding lectin-mediated activation of the complement system for the prevention, treatment or diagnosis of any disease or condition. Upon execution of the agreement on April 23, 2010, we made a one-time payment to Helion of $500,000 and agreed to make development and sales milestone payments to Helion of up to an additional $6.9 million upon the achievement of certain events, such as the filing of an Investigational New Drug, or IND, application with the FDA; initiation of Phase 2 and 3 clinical trials; receipt of marketing approval; and reaching specified sales milestones. In addition, Helion is entitled to receive a low single-digit percentage royalty of any net sales of a MASP2 inhibitor product that is covered by the patents licensed under the agreement. The term of the agreement continues so long as there is a valid, subsisting and enforceable claim in any patents or patent applications covered by the agreement. The agreement may be terminated sooner by either party following a material breach of the agreement by the other party that has not been cured within 90 days.

Plasmin Program – OMS616

Overview. We are developing antifibrinolytic agents for the control of blood loss during surgery or resulting from trauma or other hyperfibrinolytic conditions. Excessive bleeding during cardiac surgery is known to increase overall morbidity and mortality. In an attempt to control this bleeding, patients undergoing cardiac and other extensive surgery often receive antifibrinolytic compounds. These drugs inhibit plasmin, an enzyme present in blood that degrades fibrin clots. Because plasmin degrades fibrin clots, an agent that inhibits plasmin may have potential utility for reducing blood loss due to trauma or surgery.

Prior to withdrawal from the U.S. and European markets in 2008 for safety concerns, the antifibrinolytic Trasylol® (aprotinin) had been shown in a number of studies to be more effective at reducing blood loss than the other two most commonly used antifibrinolytics on the market today, tranexamic acid and epsilon aminocaproic acid. While Trasylol® is a potent inhibitor of plasmin, it is non-selective. In addition to plasmin, it significantly inhibits kallikrein and Factor XIa, two enzymes important in promoting clotting, and their inhibition can increase bleeding. Trasylol® was found to be associated with a number of safety issues, including increased mortality. Further, it is a bovine protein associated with anaphylactic reactions. While the specific cause of increased death remains unknown, an often-cited explanation is the lack of specificity of Trasylol®.

Our proprietary agents also inhibit plasmin but, unlike Trasylol®, they do not significantly inhibit kallikrein or Factor XIa. Additionally, our agents are derived from human protein, which may reduce immunological side effects. The properties of our proprietary agents are described in a peer-reviewed article titled “Engineering Kunitz Domain 1 (KD1) of Human Tissue Factor Pathway Inhibitor-2 to Selectively Inhibit Fibrinolysis: Properties of KD1-L17R Variant” that was published in the February 11, 2011 issue of the Journal of Biological Chemistry. We believe that the efficacy, human-protein derivation and improved selectivity of our proprietary agents provide a novel approach to the control of bleeding from surgery and trauma.

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

The high degree of specificity and affinity associated with GPCRs has contributed to their becoming the largest family of drug targets for therapeutics against human diseases. According to IPR, 30% to 40% of all drugs sold worldwide target GPCRs. Based on available data, we believe that there are 363 human non-sensory GPCRs, of which approximately 120 have no known ligands, which we refer to as orphan GPCRs. Without a known ligand, there is no template from which medicinal chemistry efforts can be readily initiated nor a means to identify the GPCR’s signaling pathway and, therefore, drugs cannot easily be developed against orphan GPCRs. “Unlocking” these orphan GPCRs could lead to the development of drugs that act at these new targets. To our knowledge, despite efforts by others in the biopharmaceutical industry, Omeros’ technology is the first commercially viable technology capable of identifying ligands of orphan GPCRs in high throughput.

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

Using our expertise and these assets, we believe that we are the first to possess the capability to conduct high-throughput drug discovery for orphan GPCRs, and that there is no other existing high-throughput technology able to “unlock” orphan GPCRs. We have begun screening orphan GPCRs against our small-molecule chemical libraries using the CRA. As of February 29, 2012, we had announced that we have identified and confirmed sets of compounds that interact selectively with, and modulate signaling of, 33 orphan GPCRs linked to a wide range of indications including cancer, metabolic and central nervous system disorders and cardiovascular and inflammatory diseases.

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

Pursuant to our agreement with Vulcan, we issued to Vulcan three warrants to purchase our common stock, each exercisable for 133,333 shares, with exercise prices of $20, $30 and $40 per share, respectively. The exercise price of the warrants may be paid in cash or on a “cashless” basis in which the number of shares issuable upon exercise of the warrant would be reduced by the number of shares having a fair market value equal to the applicable exercise price. In addition, we agreed to purchase from Patobios Limited, or Patobios, intellectual property assets related to the CRA for consideration consisting of approximately $10.8 million. We completed the acquisition of these assets on November 22, 2010 by paying to Patobios $7.6 million in cash and the remaining $3.2 million in the form of 379,039 shares of our common stock.

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

Under our agreement with LSDF, after LSDF receives $25.0 million from us, any remaining amounts that would be payable by us to LSDF pursuant to the agreement will instead be paid to LSI. If for any reason LSDF does not provide the full $5.0 million grant to us, LSDF’s percentage share of net proceeds will be reduced in proportion to the amount it actually pays to us. Our obligations with respect to LSI are limited to creating LSI’s charter documents, incorporating LSI, selecting directors and applying for tax exempt status, all in consultation with LSDF. We have no other obligations, funding or otherwise, to LSI. The term of our agreement with LSDF expires on the six-month anniversary following the last date that we deliver a report related to our incurrence of grant-funded expenses described in the agreement, provided that certain obligations will survive the expiration of the term. The term of our payment obligations to LSDF is the same as that under our agreement with Vulcan.

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

Sales and Marketing

We have retained all marketing and distribution rights to our product candidates and programs, which provides us the opportunity to market and sell any of our product candidates independently, make arrangements with third parties to perform these services for us, or both. For the potential commercial launch of OMS302, if approved, we intend to use an ophthalmologic specialty sales team and our own internal marketing organization to sell OMS302 in North America and, for markets outside of North America, we intend to work with third parties to perform these services. Because OMS302, if approved, will be used principally by ophthalmologic surgeons in hospital-based and freestanding ambulatory surgery centers, we believe that commercializing OMS302 will only require a limited sales and marketing force. For our other co-lead product candidate OMS103HP, we intend to use a combination of orthopedic specialty distributors and our own internal sales and marketing organization to market OMS103HP in North America and, for markets outside of North America, we intend to utilize similar distribution networks or work with third parties to perform these services. Because OMS103HP, if approved, will be used principally by orthopedic surgeons in hospital-based and freestanding ambulatory surgery centers, we believe that commercializing OMS103HP also will only require a limited sales and marketing force.

For the sales and marketing of other product candidates, we generally expect to retain marketing and distribution rights in those for which we believe that it will be possible to access cost-effectively market segments through an internal sales and marketing team. If we do not believe that we can cost-effectively access markets for any approved product candidate through an internal sales and marketing force, we expect that we will make arrangements with third parties to perform those services with us.

Manufacturing

We have laboratories in-house for analytical method development, bioanalytical testing, formulation, stability testing and small-scale compounding of laboratory supplies of product candidates, which need not be manufactured in compliance with current Good Manufacturing Practices, or cGMPs. We utilize contract manufacturers to produce sufficient quantities of product candidates for use in preclinical and clinical studies.

We rely on third-party manufacturers to produce, store and distribute our product candidates and currently do not own or operate manufacturing facilities. We require manufacturers that produce APIs and finished drug products for clinical use to operate in accordance with cGMPs and all other applicable laws and regulations. We anticipate that we will rely on contract manufacturers to develop and manufacture our products for commercial sale. We maintain agreements with potential and existing manufacturers that include confidentiality and intellectual property provisions to protect our proprietary rights related to our product candidates.

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

We utilized multiple suppliers for the APIs used in our clinical supplies of OMS302 and OMS103HP. We have not yet signed commercial agreements with any suppliers for the supply of commercial quantities of these APIs, although we intend to do so prior to the commercial launch of the applicable product candidate. Given the large amount of these APIs manufactured annually by these and other suppliers, we anticipate that we will be capable of attaining our commercial API supply needs for OMS302 and OMS103HP.

We have not yet entered into a commercial supply agreement for any of our product candidates other than OMS103HP, although we intend to do so prior to the applicable product candidate’s commercial launch. Given that there are generally no complicated chemistries or unusual equipment required in the manufacturing processes of our product candidates, we anticipate that we will be capable of identifying contract manufacturers capable of producing these product candidates and entering into agreements for the commercial supply of these drugs.

Competition

The pharmaceutical industry is highly competitive and characterized by a number of established, large pharmaceutical companies, as well as smaller companies like ours. If our competitors’ market products that are less expensive, safer or more effective than any future products developed from our product candidates, or that reach the market before our approved product candidates, we may not achieve commercial success. We are not aware of any products that directly compete with our PharmacoSurgery product candidates that are approved for intra-operative delivery in irrigation solutions during surgical procedures; however, our PharmacoSurgery product candidates could compete with preoperative and postoperative treatments for mydriasis, pain and inflammation. If approved, we expect that the primary constraint to market acceptance of our PharmacoSurgery product candidates will be surgeons who continue with their respective current treatment practices and do not adopt the use of these product candidates as well as the level of reimbursement surgeons receive for the administration of our product candidates.

Our other clinical and preclinical product candidates may face competing products. For example, we are developing PDE10 inhibitors for use in the treatment of schizophrenia and other diseases that affect cognition. Other pharmaceutical companies, many with significantly greater resources than we, are also developing PDE10 inhibitors for the treatment of schizophrenia and other diseases that affect cognition and these companies may be further along in development. Additionally, Bayer HealthCare Pharmaceuticals is currently authorized to market Trasylol® in Canada for patients undergoing coronary artery bypass graft surgery, and any product we develop in our Plasmin program for such indication would directly compete with Trasylol® in Canada as well any other countries in which Trasylol® is authorized to be marketed. Also, we believe that other companies are attempting to de-orphanize orphan GPCRs. If any of these companies is able to de-orphanize an orphan GPCR before we do, we may be unable to establish an exclusive or commercially valuable intellectual property position around that orphan GPCR. We expect to compete with other pharmaceutical and biotechnology companies, and our competitors may:

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

We expect to compete for market share against large pharmaceutical and biotechnology companies, smaller companies that are collaborating with larger pharmaceutical companies, new companies, academic institutions, government agencies and other public and private research organizations. In addition, the pharmaceutical and biotechnology industry is characterized by rapid technological change. Because our research approach integrates many technologies, it may be difficult for us to remain current with the rapid changes in each technology. Further, our competitors may render our technologies obsolete by advancing their existing technological approaches or developing new or different approaches. If we fail to stay at the forefront of technological change, we may be unable to compete effectively.

Intellectual Property

As of February 15, 2012, we owned or held worldwide exclusive licenses to a total of 35 issued or allowed patents and 41 pending patent applications in the United States and 134 issued or allowed patents and 144 pending patent applications in foreign markets directed to therapeutic compositions and methods related to our PharmacoSurgery platform, GPCR program and preclinical development programs. For each program, our decision to seek patent protection in specific foreign markets, in addition to the U.S., is based on many factors, including one or more of the following: our available resources, the size of the commercial market, the presence of a potential competitor or a contract manufacturer in the market and whether the legal authorities in the market effectively enforce patent rights.

Our patent portfolio for our PharmacoSurgery technology is directed to locally delivered compositions and treatment methods using agents selected from broad therapeutic classes. These patents cover combinations of agents, generic and/or proprietary to us or others, delivered locally and intra-operatively to the site of any medical or surgical procedure. As of February 15, 2012, our patent portfolio included 15 U.S. and 35 foreign issued or allowed patents, and 7 U.S. and 20 foreign pending patent applications, directed to our PharmacoSurgery product candidates and development programs. Our issued PharmacoSurgery patents have terms that will expire as late as September 24, 2022 for OMS103HP and, assuming issuance of currently pending patent applications, August 4, 2032 for OMS103HP, July 30, 2023 for OMS302 and March 17, 2026 for OMS201. We intend to file additional patent applications directed to OMS302 which, if issued, are expected to provide patent terms ending 2033 or later.

Our initial issued patents in our PharmacoSurgery portfolio are directed to combinations of agents, drawn from therapeutic classes such as pain and inflammation inhibitory agents, spasm inhibitory agents, restenosis inhibitory agents and tumor cell adhesion inhibitory agents. We expanded our initial patent position with a series of patent applications directed to what we believe are the key physiological and technical elements of selected surgical procedures, and to the therapeutic classes that provide opportunities to improve clinical benefit during and after these procedures. Accordingly, our pending PharmacoSurgery patent applications are directed to combinations of agents, drawn from therapeutic classes such as pain and inflammation inhibitory agents, spasm inhibitory agents, vasoconstrictive agents, mydriatic agents and agents that reduce intraocular pressure, that are preferred for use in ophthalmologic procedures including intraocular procedures, arthroscopic procedures, and urologic procedures including ureteroscopy, for OMS302, OMS103HP and OMS201, respectively, as well as covering the specific combinations of agents included in each of these product candidates.

•

OMS302—Ophthalmology. OMS302 is encompassed by our PharmacoSurgery patent portfolio. The relevant patents and patent applications in this portfolio cover combinations of agents, generic and/or proprietary to us or others, drawn from therapeutic classes such as pain and inflammation inhibitory agents, mydriatic agents and agents that reduce intraocular pressure, delivered locally and intra-operatively to the site of ophthalmological procedures, including cataract and lens replacement surgery. As of February 15, 2012, we owned 1 pending U.S. Patent Application and 11 issued patents and 9 pending patent applications in foreign markets (Australia, Canada, China, Europe, Hong Kong and Japan) that cover OMS302.

•

OMS103HP—Arthroscopy. OMS103HP is encompassed by our PharmacoSurgery patent portfolio. The relevant patents and patent applications in this portfolio cover combinations of agents, generic and/or proprietary to us or others, drawn from therapeutic classes such as pain and inflammation inhibitory agents and vasoconstrictive agents, delivered locally and intra-operatively to the site of medical or surgical procedures, including arthroscopy. As of February 15, 2012, we owned 5 issued U.S. Patents, 3 pending U.S. Patent Applications, and 32 issued patents and three pending patent applications in foreign markets (Australia, Brazil, Canada, China, Europe, Hong Kong, Japan, Mexico, Norway, Russia, Singapore and South Korea) that cover OMS103HP.

•

OMS201—Urology. OMS201 is encompassed by our PharmacoSurgery patent portfolio. The relevant patents and patent applications in this portfolio cover combinations of agents, generic and/or proprietary to us or others, drawn from therapeutic classes such as pain and inflammation inhibitory agents and spasm inhibitory agents, delivered locally and intra-operatively to the site of medical or surgical procedures, including uroendoscopy. As of February 15, 2012, we owned 3 issued U.S. Patents, 2 pending U.S. Patent Applications, and an additional 22 issued patents and 12 pending patent applications in foreign markets (Australia, Brazil, Canada, China, Europe, Hong Kong, India, Japan, Mexico, Norway, Russia, Singapore and South Korea) that cover OMS201.

•

PPARg Program – OMS403. As of February 15, 2012, we owned 2 pending U.S. Patent Applications and 22 pending patent applications in foreign markets (Australia, Brazil, Canada, China, Europe, India, Japan, Mexico, New Zealand, Russia, South Korea and International Patent Cooperation Treaty) directed to the recently discovered link between PPARg and addictive disorders.

•

PDE10 Program – OMS824. As of February 15, 2012, we own one issued patent and four pending patent applications in the United States, and nine pending patent applications in foreign markets (Australia, Canada, China, Europe, India, Japan and New Zealand) that claim proprietary PDE10 inhibitors.

•

PDE7 Program – OMS527. As of February 15, 2012, we owned 2 pending U.S. Patent Applications, and 1 issued patent and 21 pending patent applications in foreign markets (Australia, Brazil, Canada, China, Europe, India, Japan, Mexico, New Zealand and Russia) directed to the link between PDE7 and movement disorders as well as 2 pending U.S. Patent Applications and 1 international Patent Cooperation Treaty Patent Application directed to the link between PDE7 and addiction and compulsive disorders. Additionally, under a license from Daiichi Sankyo we exclusively control rights to 2 issued U.S. Patents and 1 pending U.S. Patent Application, and 13 issued and 11 pending patent applications in foreign markets (Australia, Brazil, Canada, China, Europe, Hong Kong, Hungary, India, Japan, Korea, Mexico, New Zealand and Russia) that claim proprietary PDE7 inhibitors. For a more detailed description of our agreement with Daiichi Sankyo, see “Business—Preclinical Programs—PDE7 Program.”

•

MASP2 Program – OMS721. We hold worldwide exclusive licenses to rights in connection with MASP2, the antibodies targeting MASP2 and the therapeutic applications for those antibodies from the University of Leicester, Medical Research Council at Oxford University and Helion Biotech ApS. As of February 15, 2012, we exclusively controlled 4 issued patents and 9 pending patent applications in the United States, and 9 issued patents and 40 pending patent applications in foreign markets (Australia, Brazil, Canada, China, Hong Kong, Europe, India, Indonesia, Japan, Mexico, New Zealand, Russia and South Korea) related to our MASP2 program.

•	Plasmin Program – OMS616. We hold worldwide exclusive licenses to a series of antifibrinolytic agents from The Regents of the University of California. As of February 15, 2012, we exclusively controlled one issued patent and one pending patent application in the United States and four pending patent applications in foreign markets (Australia, Canada, Europe and Japan) that are directed to these proprietary agents.

•

GPCR Program. As of February 15, 2012, we owned 3 issued patents and 4 pending patent applications in the United Stated, and 42 issued patents and 7 pending patent applications in foreign markets (Australia, Canada, China, Europe, Hong Kong, India, Japan, Macao, Mexico, New Zealand and Russia), which are directed to previously unknown links between specific molecular targets in the brain and a series of CNS disorders, our cellular redistribution assay and to research tools that are used in our GPCR program.

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

•

PPARg Program. We acquired the patent applications and related intellectual property rights for our PPARg program in 2009 from Roberto Ciccocioppo, Ph.D. of the Università di Camerino, Italy, pursuant to a Patent Assignment Agreement. We have agreed to pay Dr. Ciccocioppo royalties and milestone payments related to any products that are covered by the patents we acquired from him. For a more detailed description of this agreement, see “Business—Clinical Programs— PPARg Program.”

•	PDE10 and PDE7 Programs. We acquired our PDE10 and PDE7 programs and some of our related patents and other intellectual property rights as a result of our acquisition of nura, inc. in August 2006.

We hold an exclusive license to certain PDE7 inhibitors claimed in patents and pending patent applications owned by Daiichi Sankyo for use in the treatment of movement, addiction and compulsive disorders as well as other specified indications. For a more detailed description of our agreement with Daiichi Sankyo, see “Business—Preclinical Programs—PDE7 Program.”

•

MASP2 Program. We hold worldwide exclusive licenses to rights related to MASP2, the antibodies targeting MASP2 and the therapeutic applications for the antibodies from MRC and Helion. For more detailed descriptions of these licenses, see “Business—Preclinical Programs—MASP2 Program.”

•

Plasmin Program. We hold a worldwide exclusive license to patent rights related to certain antifibrinolytics from The Regents. We have agreed to pay The Regents royalty and development milestone payments under this license.

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

In the United States, our products are regulated by the FDA as drugs under the Federal Food, Drug, and Cosmetic Act and implementing regulations. Before our drug products may be marketed in the United States, each must be approved by the FDA. Our product candidates are in various stages of testing and none have been approved.

The steps required before a drug product may be approved by the FDA generally include the following:

•	preclinical laboratory and animal tests, and formulation studies;

•	submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may begin in the United States;

•	adequate and well-controlled human clinical trials to establish the efficacy and safety of the product candidate for each indication for which approval is sought;

•	submission to the FDA of a New Drug Application, or NDA;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with cGMP; and

•	FDA review and approval of an NDA.

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

The NDA Process. If the necessary clinical trials are successfully completed, the results of the preclinical trials and the clinical trials, together with other detailed information, including information on the manufacture and composition of the product, are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more indications. Before approving an NDA, the FDA usually will inspect the facility(ies) at which the product is manufactured and will not approve the product unless it finds that cGMP compliance is satisfactory. If the FDA determines the NDA is not acceptable, the FDA may outline the deficiencies in the NDA and often will request additional information. Notwithstanding the submission of any requested additional testing or information, the FDA ultimately may decide that the application does not satisfy the criteria for approval. After approval, certain changes to the approved product, such as adding new indications, manufacturing changes, or additional labeling claims will require submittal of a new NDA or, in some instances, an NDA supplement, for further FDA review and approval. Post-approval marketing of products in larger patient populations than were studied during development can lead to new findings about the safety or efficacy of the products. This information can lead to a product sponsor’s requesting approval for and/or the FDA requiring changes in the labeling of the product or even the withdrawal of the product from the market. The testing and approval process requires substantial time, effort, and financial resources, and we cannot be sure that any approval will be granted on a timely basis, if at all.

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

Research and Development

We have built a research and development organization that includes expertise in discovery research, preclinical development, product formulation, analytical and medicinal chemistry, manufacturing, clinical development and regulatory and quality assurance. We operate cross-functionally and are led by an experienced research and development management team. We use rigorous project management techniques to assist us in making disciplined strategic research and development program decisions and to limit the risk profile of our product pipeline. We also access relevant market information and key opinion leaders in creating target product profiles and, when appropriate, as we advance our programs to commercialization. We engage third parties on a limited basis to conduct portions of our preclinical research; however, we are not substantially dependent upon any third parties for our preclinical research nor do any of these third parties conduct a major portion of our preclinical research. In addition, we engage multiple clinical sites to conduct our clinical trials; however we are not substantially dependent upon any one of these sites for our clinical trials nor do any of them conduct a major portion of our clinical trials. Research and development expenses were $23.7 million, $23.5 million and $16.9 million and in 2011, 2010 and 2009, respectively.

Employees

As of February 29, 2012, we had 70 full-time employees, 54 of whom are in research and development and 16 of whom are in finance, legal, business development and administration, including three with M.D.s and 16 with Ph.D.s. None of our employees is represented by a labor union, and we consider our employee relations to be good.

Executive Officers and Key Employees

The following table provides information regarding our executive officers and key employees as of February 29, 2012:

Name	Age	Position(s)
Executive Officers:
Gregory A. Demopulos, M.D.	53	President, Chief Executive Officer and Chairman of the Board of Directors
Marcia S. Kelbon, J.D.	52	Vice President, Patent and General Counsel and Secretary
Key Employees:
Timothy M. Duffy	51	Vice President, Business Development
Kenneth M. Ferguson, Ph.D.	56	Vice President, Development
George A. Gaitanaris, M.D., Ph.D.	55	Chief Scientific Officer
Susan C. Sullivan	53	Senior Directory, Regulatory Affairs
David R. Toll	44	Senior Director of Finance
J. Steven Whitaker, M.D., J.D.	56	Vice President, Clinical Development and Chief Medical Officer

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

George A. Gaitanaris, M.D., Ph.D. has served as our chief scientific officer since January 2012. He previously served as our vice president, science from August 2006 until January 2012. From August 2003 to our acquisition of nura, inc. in August 2006, Dr. Gaitanaris served as the chief scientific officer of nura, a company that he co-founded and that developed treatments for central nervous system disorders. From 2000 to 2003, Dr. Gaitanaris served as president and chief scientific officer of Primal, Inc., a biotechnology company that was acquired by nura in 2003. Prior to co-founding Primal, Dr. Gaitanaris served as staff scientist at the National Cancer Institute. Dr. Gaitanaris received his Ph.D. in cellular, molecular and biophysical studies and his M.Ph. and M.A. from Columbia University in New York and his M.D. from the Aristotelian University of Greece.

Susan C. Sullivan has served as our senior director of regulatory affairs since October 2010. She previously served as our director of regulatory operations from August 2007 until April 2010. Between May 2010 and October 2010, Ms. Sullivan served as senior director, head of regulatory affairs at ZymoGenetics, Inc., a biopharmaceutical company that was acquired by Bristol-Myers Squibb Company. From 1998 to 2007, Ms. Sullivan served at ICOS Corporation, which was acquired by Eli Lilly & Company in 2007. At ICOS, she held roles in the regulatory department, most recently as a principal regulatory scientist, and she helped to design and implement the regulatory strategy for the global development of Cialis®. Prior to ICOS, Ms. Sullivan served as a manager in the regulatory departments of SONUS Pharmaceuticals and Immunex Corporation. Ms. Sullivan received her B.S. in biological sciences at Michigan Technological University.

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

J. Steven Whitaker, M.D., J.D. has served as our vice president, clinical development and chief medical officer since March 2010. From May 2008 to March 2010, Dr. Whitaker served as the chief medical officer, vice president of clinical development at Allon Therapeutics, Inc., a biotechnology company focused on developing drugs for neurodegenerative diseases. From August 2007 to May 2008, he served as a medical consultant to Accelerator Corporation, a biotechnology investment and development company. From May 1994 to May 2007, Dr. Whitaker served at ICOS Corporation, which was acquired by Eli Lilly & Company in 2007. At ICOS, he held roles of increasing responsibility in clinical research and medical affairs, most recently as divisional vice president, clinical research as well as medical director of the Cialis® global product team. Dr. Whitaker received his M.D. from the Indiana University School of Medicine, his J.D. from the University of Washington and his B.S. from Butler University.

Corporate Information

We were incorporated as a Washington corporation. Our principal executive offices are located at 1420 Fifth Avenue, Suite 2600, Seattle, Washington, 98101, and our telephone number is (206) 676-5000. Our web site address is www.omeros.com. We make available, free of charge through our web site, our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, or Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S.

Securities and Exchange Commission, or SEC. Our web site and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K. In addition, the public may read and copy any materials we file or furnish with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Moreover, the SEC maintains a web site that contains reports, proxy and information statements, and other information regarding reports that we file or furnish electronically with them at www.sec.gov.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” and “potential,” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding:

•	our ability to complete the second Phase 3 trial for OMS302 during the second half of 2012;

•	our ability to complete the first Phase 3 trial for OMS103HP during the second half of 2012;

•	our ability to begin the second Phase 3 trial for OMS103HP following discussions with European regulatory authorities;

•	our ability to raise capital under our equity line financing facility with Azimuth or otherwise access the capital markets;

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

•	our expectation that 2014 is the earliest year in which any of our product candidates will be commercially available or generate revenue;

•	our anticipation that we will rely on contract manufacturers to develop and manufacture our products for commercial sale;

•	the extent of protection that our patents provide and our pending patent applications may provide, if patents issue from such applications, to our technologies and programs;

•	our sales and marketing plans for our product candidates and programs, including OMS302 and OMS103HP;

•	our expectations about the commercial competition that our product candidates may face;

•	our estimate regarding how long our existing cash, cash equivalents and short-term investments will be sufficient to fund our anticipated operating expenses, capital expenditures and note payments;

•	our expected financial position, performance, growth, expenses, the magnitude of our net losses and the availability of resources;

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

Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks, uncertainties and other factors described in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors” and in our other filings with the SEC. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our management’s estimates and assumptions only as of the date of the filing of this Annual Report on Form 10-K. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

Risks Related to Our Product Candidates, Programs and Operations

Our success may largely depend on the success of our co-lead PharmacoSurgery™ product candidates, OMS302 and OMS103HP, and we cannot be certain that either of them will receive regulatory approval or be successfully commercialized. If we are unable to commercialize OMS302 or OMS103HP, or experience significant delays in doing so, our business may be materially harmed.

We are a biopharmaceutical company with no products approved for commercial sale and we have not generated any revenue from product sales. We have incurred, and expect to continue to incur, significant costs relating to the development and commercialization of our co-lead product candidates – OMS302 for use during ILR procedures and OMS103HP for use during arthroscopic partial meniscectomy surgery. We have not yet obtained regulatory approval to market either of these product candidates for any indication in any jurisdiction and we may never be able to obtain approval or, if approvals are obtained, to commercialize either of these product candidates successfully.

We are conducting a Phase 3 clinical program that is evaluating OMS302 in patients undergoing ILR procedures. This clinical program is planned to consist of two trials that will enroll both cataract surgery and refractive lens exchange patients. In the first Phase 3 clinical trial, OMS302 achieved the primary endpoint of maintenance of intraoperative mydriasis. We expect data from the second Phase 3 clinical trial during the second half of 2012. We can provide no assurance that the data from the second clinical trial will demonstrate a drug effect or that the trial will meet its co-primary endpoints – maintenance of intraoperative mydriasis and reduction of ocular pain in the early postoperative period or that additional trials will not be required by regulatory authorities. If the data from the second Phase 3 trial do not demonstrate a drug effect or if the trial fails to meet both of its co-primary endpoints, our stock price may decline significantly and we may terminate any further development activities in the OMS302 program. Further, if the second clinical trial of OMS302 is delayed, we may be significantly delayed in seeking, or be unable to seek, marketing approval of the product candidate.

In addition, we are conducting a Phase 3 clinical program evaluating OMS103HP in patients undergoing partial meniscectomy surgery. This clinical program is planned to consist of two trials conducted in North America and Europe. We expect data from the North American trial in the second half of 2012. We are in discussions with European regulatory authorities regarding the second Phase 3 clinical trial and, assuming sufficient resources, plan to begin that trial following completion of those discussions. OMS103HP demonstrated a drug effect in an earlier Phase 2 clinical trial in patients undergoing partial meniscectomy; however, we can provide no assurance that data from the ongoing Phase 3 meniscectomy program will demonstrate a drug effect or that the trials will meet their pre-specified efficacy endpoints. Also, we can provide no assurances that we will have sufficient resources to conduct the second clinical trial on schedule or at all. If we are delayed or unable to commence and complete the second clinical trial, we may be significantly delayed in seeking, or be unable to seek, marketing approval of OMS103HP.

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

We expect to incur significant clinical development and commercialization costs related to OMS302 and OMS103HP, and if the resulting data for one or both of these product candidates are not positive or if we are delayed or are unable to begin or complete the clinical trials, our business and prospects could be harmed materially and the trading price of our stock could decline significantly. Even if the data are positive for either of our lead product candidates, the FDA and other regulatory authorities may decide that our clinical trials or data are insufficient for approval of the product candidate and require additional preclinical, clinical or other studies. If these product candidates do not subsequently receive regulatory approval or if approval is delayed beyond our expectations, or if we are unable to commercialize either product successfully, we may not be able to generate revenue, become profitable, fund the development of our other product candidates or preclinical development programs or continue our operations.

We are subject to extensive government regulation, including the requirement of approval before our products may be marketed.

Both before and after approval of our product candidates, we, our product candidates, and our suppliers and contract manufacturers are subject to extensive regulation by governmental authorities in the United States and other countries, covering, among other things, testing, manufacturing, quality control, labeling, advertising, promotion, distribution, and import and export. Failure to comply with applicable requirements could result in, among other things, one or more of the following actions: warning letters; fines and other monetary penalties; unanticipated expenditures; delays in approval or refusal to approve a product candidate; product recall or seizure; interruption of manufacturing or clinical trials; operating restrictions; injunctions; and criminal prosecution. We or the FDA or an IRB may suspend or terminate human clinical trials at any time on various grounds, including a finding that the patients are being exposed to an unacceptable health risk.

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

•

the need to repeat or conduct additional clinical trials as a result of problems such as inconclusive or negative results, poorly executed testing, a failure of a clinical site to adhere to the clinical protocol or unacceptable design;

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

Our existing and future product candidates, including our co-lead product candidates OMS302 and OMS103HP, may never achieve market acceptance even if we obtain regulatory approvals.

Even if we receive regulatory approvals for the commercial sale of one or more of our existing or future product candidates, including OMS302 and OMS103HP, the commercial success of these product candidates will depend on, among other things, their acceptance by physicians, patients, third-party payors and other members of the medical community. If our product candidates fail to gain market acceptance, we may be unable to earn sufficient revenue to continue our business. Market acceptance of, and demand for, any product candidate that we may develop and commercialize will depend on many factors, including:

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

We have not been profitable and have generated substantial operating losses since we were incorporated in June 1994. We had net losses of approximately $28.5 million, $29.3 million and $21.1 million for the 12 months ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, we had an accumulated deficit of approximately $176.1 million. We expect to incur additional losses for at least the next several years and cannot be certain that we will ever achieve profitability, and we do not anticipate generating revenue from the sale of our product candidates until 2014 at the earliest. As a result, our business is subject to all of the risks inherent in the development of a new business enterprise, such as the risks that we may be unable to obtain additional capital needed to support the preclinical and clinical expenses of development and commercialization of our product candidates, to develop a market for our potential products, to successfully transition from a company with a research and development focus to a company capable of commercializing our product candidates and to attract and retain qualified management as well as technical and scientific staff.

If we are unable to raise additional capital when needed or on acceptable terms, we may be unable to complete the development and commercialization of OMS302, OMS103HP or our other product candidates, or continue our other preclinical development programs.

Our operations have consumed substantial amounts of cash. We expect to continue to spend substantial amounts to:

•	complete the Phase 3 clinical program of OMS302 for use in ILR procedures;

•	complete the Phase 3 clinical program of OMS103HP for use in arthroscopic partial meniscectomy surgery;

•

purchase the equipment and research tools and pay all of the related research and development costs necessary to screen orphan GPCRs and commence related medicinal chemistry efforts as required pursuant to our GPCR program funding agreements with Vulcan and LSDF;

•	scale-up and produce clinical supplies of product candidates, including for our PDE10, PDE7, MASP2 and Plasmin programs;

•	initiate, conduct and complete the next clinical trials of OMS201 for use in urological procedures;

•	continue research and development in all of our programs;

•	make milestone payments to our collaborators;

•	make principal and interest payments when due under our debt facility with Oxford;

•	initiate and conduct clinical trials for other product candidates; and

•	launch and commercialize any product candidates for which we receive regulatory approval.

If we do not raise additional capital, we may be unable to complete all of the clinical trials in our Phase 3 clinical programs for OMS302 and OMS103HP, which would prevent us from seeking marketing approval and generating sales revenue for one or both of those product candidates. Also, our clinical trials may be delayed or we may need to conduct additional trials for many of the reasons discussed in these “Risk Factors,” which would increase our development expenses and may require us to raise additional capital to complete their clinical development and commercialization and to decrease spending on our other development programs. Furthermore, we may need to raise additional capital to advance one or more of our preclinical programs into clinical development. If we are unable to raise sufficient capital to complete the clinical development of OMS302 or OMS103HP or advance one or more of our preclinical development programs into the clinic, our business and prospects could be harmed and our stock price could decline significantly.

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

LSDF may not fund the entire $5.0 million grant award.

LSDF’s $5.0 million grant award is only paid against certain costs we incur in the GPCR program. As of December 31, 2011, we had received $3.8 million of funding against reimbursable expenses pursuant to the grant award. If LSDF believes that we have breached our agreement before we have received the entire $5.0 million available under the grant award, LSDF may refuse to provide us any further funding, in which case we will have fewer resources to advance our GPCR program and to meet the covenants related to our GPCR program set forth in our agreements with Vulcan and LSDF.

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

We have no capacity to manufacture clinical or commercial supplies of our product candidates and intend to rely solely on third parties to manufacture clinical and commercial supplies of all of our product candidates.

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

Should we decide to use active ingredients in any of our product candidates that are proprietary to one or more third parties, we would need to obtain licenses to those active ingredients from those third parties. For example, we intend to use proprietary active ingredients that we have exclusively licensed from Daiichi Sankyo for our PDE7 program. If we are unable to access rights to these active ingredients prior to preclinical toxicology studies intended to support clinical trials, we may need to develop alternate product candidates from these programs by either accessing or developing alternate active ingredients, resulting in increased development costs and delays in commercialization of these product candidates. If we are unable to access rights to the desired active ingredients on commercially reasonable terms or develop suitable alternate active ingredients, we may not be able to commercialize product candidates from these programs.

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

Our ability to pursue the development and commercialization of product candidates from our MASP2 program depends on the continuation of licenses from third parties.

Our MASP2 program is based in part on intellectual property rights that we licensed on a worldwide exclusive basis from the University of Leicester, MRC and Helion. The continued maintenance of these agreements requires us to undertake development activities and, if regulatory approval for marketing is obtained, to pay royalties to each of these organizations upon commercialization of a MASP2 product candidate. In addition, we are obligated to pay Helion up to $6.9 million upon the achievement of certain events related to a MASP2 product candidate, such as the filing of an IND application with the FDA, initiation of clinical trials, receipt of marketing approval and reaching specified sales milestones. Our ability to continue development and commercialization of product candidates from our MASP2 program depends on our maintaining these exclusive licenses, which cannot be assured.

Our ability to pursue the development and commercialization of product candidates from our MASP2 and Plasmin programs depends on third-party developers and manufacturers of biologic drug products.

Any product candidate from our MASP2 or Plasmin programs would be a biologic drug product and we do not have the internal capability to sequence, hybridize or clone biologics or to produce them for use in clinical trials or on a commercial scale. We do not currently have agreements in place with manufacturers of biologics to manufacture clinical or commercial quantities of drug product for our MASP2 or Plasmin programs and cannot be certain that such agreements could be entered into on commercially reasonable terms, if at all. There are only a limited number of manufacturers of biologic drug products. If we are unable to obtain clinical supplies of product candidates for one of these programs, clinical trials or the development of any such product candidate for that program could be substantially delayed until we can find and qualify a manufacturer, which may increase our development costs, slow down our product development and approval process, delay receipt of product revenue and make it difficult to raise additional capital.

Our preclinical programs may not produce product candidates that are suitable for clinical trials or that can be successfully commercialized or generate revenue through partnerships.

Any product candidates from our preclinical programs, including our PDE10, PDE7, MASP2, Plasmin and GPCR programs, must successfully complete preclinical testing, which may include demonstrating efficacy and the lack of toxicity in established animal models, before entering clinical trials. Many pharmaceutical and biological product candidates do not successfully complete preclinical testing and, even if preclinical testing is successfully completed, may fail in clinical trials. In addition, there can be no assurance that positive results from preclinical studies will be predictive of results obtained from subsequent preclinical studies or clinical trials. For example, our studies of PDE7 inhibitors in different animal models of Parkinson’s disease, which may or may not be relevant to the mechanism of action of PDE7 inhibitors in humans, have produced varying results. Further, we cannot be certain that any of our preclinical product development programs will generate product candidates that are suitable for clinical testing. For example, we have not yet generated any product candidates from our GPCR program. We may discover that there are fewer drugable targets among the orphan GPCRs than we currently estimate and that, for those orphan GPCRs for which we identify functionally active compounds that we elect to develop independently, we are unable to develop related product candidates that successfully complete preclinical or clinical testing. If we are unable to develop product candidates, potential corporate partners may be unwilling to enter into partnership agreements with us. We also cannot be certain that any product candidates that do advance into clinical trials will successfully demonstrate safety and efficacy in clinical trials. Even if we achieve positive results in early clinical trials, they may not be predictive of the results in later trials.

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

Our issued PharmacoSurgery patents have terms that will expire as late as September 24, 2022 for OMS103HP. If our pending PharmacoSurgery applications issue as patents, the expiration dates of those patents will be August 4, 2032 for OMS103HP, July 30, 2023 for OMS302 and March 17, 2026 for OMS201, not taking into account any extensions due to potential adjustment of patent terms resulting from USPTO delays. We intend to file additional patent applications directed to OMS302 which, if issued, are expected to provide patent terms ending 2033 or later. We cannot assure you that any of these patent applications will be found to be patentable, including over our own prior art patents, or will issue as patents, nor can we make assurances as to the scope of any claims that may issue from these pending and future patent applications or to the outcome of any proceedings by any potential third parties that could challenge the patentability, validity or enforceability of our patents and patent applications in the United States or foreign jurisdictions, which could limit patent protection for our product candidates and materially harm our business.

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

Because some patent applications in the United States may be maintained in secrecy until the patents are issued, because patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after filing, and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our patents, our licensors’ patents, our pending applications or our licensors’ pending applications, or that we or our licensors were the first to invent or the first to file patent applications for inventions embodied in our technologies. Our competitors may have filed, and may in the future file, patent applications covering technologies similar to ours. Any such patent application may have priority over our or our licensors’ patent applications and could further require us to obtain rights to issued patents covering such technologies. If our or our licensors’ pending patent applications issue as patents, we can provide you no assurances that the patents will not be challenged in post-grant review or inter-parties review proceedings. If another party has filed a U.S. patent application on inventions similar to ours, we may have to participate in interference derivation proceeding declared by the USPTO to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful, resulting in a loss of our U.S. patent position with respect to such inventions. Similar patent opposition proceedings in other countries and regions may also be costly and could result in the loss of patent rights in those countries and regions.

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the capital necessary to continue our operations.

We may experience disruptions to our business in connection with moving our offices and laboratory into a new facility during 2012.

In late 2012, we intend to move all of operations, including our laboratory and vivarium, to a new building. Under our lease, the landlord is responsible for building a laboratory and vivarium in this new facility to our specifications. We can provide no assurances that the landlord will be able to construct a laboratory and vivarium to our specifications by the time that we are required to vacate our current laboratory and vivarium space, or at all. Further, even if the new facility meets our specifications, after moving our laboratory and vivarium into this building we may discover problems that disrupt our research efforts. Any of these problems could substantially damage, disrupt or delay our research and development efforts, require us to find a new facility for our laboratory and vivarium that may not be available on commercially reasonable terms or at all, and materially harm one or more of our development programs and our business and prospects.

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

Our former chief financial officer has filed a lawsuit against us and our current and former directors, the defense of which has and will continue to consume our time and resources and could harm our reputation and the reputations of our current and former directors, materially negatively affect our financial position and cause our stock price to decline.

In December 2008, our former chief financial officer, Richard J. Klein, used our Whistleblower Policy procedures to report to the chairman of our audit committee that we had submitted grant reimbursement claims to the National Institutes of Health, or NIH, for work that we had not performed. In accordance with the Whistleblower Policy and its charter, our audit committee, with special outside counsel, commenced an independent investigation of our NIH grant and claims procedures. The investigation concluded that we had not submitted claims to the NIH for work we had not performed. In January 2009, we terminated Mr. Klein’s employment for reasons other than this incident. Mr. Klein alleged that he was wrongfully terminated and claimed it was retaliatory. We subsequently voluntarily reported to the NIH Mr. Klein’s whistleblower report and the audit committee findings; in June 2009 the NIH confirmed to us in writing that it was satisfied with our handling of the grant matters that were the subject of Mr. Klein’s whistleblower report.

On September 21, 2009, Mr. Klein filed a lawsuit against us and some of our current and former directors in the United States District Court for the Western District of Washington, or WDWA, alleging, among other things, that we violated the Federal False Claims Act, wrongfully discharged his employment in violation of public policy and defamed him. Mr. Klein seeks, among other things, damages in an amount to be proven at trial, actual litigation expenses, damages for loss of future earnings and his reasonable attorneys’ fees. On January 8, 2010, the court dismissed all of our non-executive directors from the case with prejudice, and on July 27, 2010 Mr. Klein withdrew his defamation claim. On December 8, 2010, Mr. Klein was granted leave to amend his complaint to add qui tam claims asserted on behalf of the U.S. government under the Federal False Claims Act. The qui tam claims are based on the same NIH grant that was the subject of Mr. Klein’s whistleblower report and related NIH grants totaling $1.3 million. Mr. Klein seeks on behalf of the U.S. government and himself an award of civil penalties, treble damages and fees and costs. On October 17, 2011, the U.S. government filed a notice of its election to decline intervention in the qui tam claims, but this election does not prevent Mr. Klein from continuing these claims or his other claims and does not affect our claims against Mr. Klein. On March 13, 2012, the WDWA issued an order granting our motion to dismiss the majority of the qui tam claims for failing to meet statutory requirements, leaving pending only the qui tam claims related (1) to our alleged obligations stemming from $164,000 of grant funds drawn down by nura, inc. prior to our acquisition of nura, inc. in 2006 and (2) to the timekeeping allegations that we previously reported to the NIH and for which the NIH confirmed to us in writing that it was satisfied with our handling of the matter. Although we have been advised by outside counsel that we have meritorious defenses to Mr. Klein’s allegations, and we are defending against the remaining claims vigorously, neither the outcome of the litigation nor the amount and range of potential damages or exposure associated with the litigation can be assessed with certainty. Further, defending this lawsuit has already consumed and will continue to consume our time and resources and could, depending on the outcome, harm our reputation and the reputations of our current and former directors, and materially negatively affect our financial position and cause our stock price to decline.

Costs associated with defense of the lawsuit filed by Mr. Klein have to date been paid in part, subject to a reservation of rights, by Carolina Casualty Insurance Company, or CCIC, which is the carrier for our Directors, Officers and Corporate Liability Insurance Coverage, or D&O Insurance Policy, that was in place at the time Mr. Klein’s employment with Omeros was terminated. On February 21, 2012, CCIC filed a complaint for a declaratory judgment against us, our CEO and Mr. Klein in the WDWA, seeking a declaration that CCIC owes no duty to indemnify or defend us or our CEO against the allegations raised by Mr. Klein. We expect that CCIC will continue to pay defense costs related to the lawsuit while the declaratory judgment action is pending. We intend to defend vigorously the declaratory judgment action filed by CCIC, and while we can provide no assurances regarding the outcome of the litigation with CCIC, we believe CCIC is required under the D&O Insurance Policy to pay our defense costs related to the lawsuit filed by Mr. Klein.

As a public company we incur increased costs and demands on management as a result of complying with the laws and regulations affecting public companies, which could affect our operating results.

As a public company we incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred, and will continue to incur, costs associated with corporate governance requirements, including the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, as well as rules implemented by the SEC and the NASDAQ Stock Market. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act and the requirements of the related SEC rules and regulations may increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. We also expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage than was previously available. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

We are required to make an assessment of the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Further, our independent registered public accounting firm has been engaged to express an opinion on the effectiveness of our internal control over financial reporting. Section 404 requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting for each fiscal year. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses.

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

If our competitors market products that are less expensive, safer or more effective than our future products developed from our product candidates, that reach the market before our product candidates, or that otherwise negatively affect the market, we may not achieve commercial success. For example, we are developing PDE10 inhibitors to identify a product candidate for use in the treatment of schizophrenia and other diseases that affect cognition. Other pharmaceutical companies, many with significantly greater resources than we have, are also developing PDE10 inhibitors for the treatment of schizophrenia and other diseases that affect cognition and these companies may be further along in development. The failure of a PDE10 inhibitor product candidate from any of our competitors to demonstrate safety or efficacy in clinical trials may negatively reflect on the ability of our PDE10 inhibitor product candidates under development to demonstrate safety and efficacy. In addition, we believe that other companies are attempting to find compounds that functionally interact with orphan GPCRs. If any of these companies are able to achieve this for a given orphan GPCR before we do, we may be unable to establish a commercially valuable intellectual property position around that orphan GPCR. Further, the failure of any future products developed from our product candidates to effectively compete with products marketed by our competitors would impair our ability to generate revenue, which would have a material adverse effect on our future business, financial condition and results of operations.

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

During the year ended December 31, 2011, our stock traded as high as $8.54 per share and as low as $3.16 per share. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•	results from our clinical development programs, including the data from our ongoing Phase 3 clinical trials evaluating OMS302 and OMS103HP that we expect to announce during the second half of 2012;

•	FDA or international regulatory actions, including failure to receive regulatory approval for any of our product candidates;

•	announcements regarding the progress of our GPCR program;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	quarterly variations in our results of operations or those of our competitors;

•	our ability to develop and market new and enhanced product candidates on a timely basis;

•	announcements by us or our competitors of acquisitions, regulatory approvals, clinical milestones, new products, significant contracts, commercial relationships or capital commitments;

•	third-party coverage and reimbursement policies;

•	additions or departures of key personnel;

•	commencement of, or our involvement in, litigation;

•	our ability to meet our repayment and other obligations under our $20.0 million debt facility with Oxford, pursuant to which we had obligations of $19.9 million as of December 31, 2011;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	changes in earnings estimates or recommendations by securities analysts;

•	any major change in our board or management;

•	general economic conditions and slow or negative growth of our markets; and

•	political instability, natural disasters, war and/or events of terrorism.

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

In May 2011, we entered into a committed equity line financing facility, or financing arrangement, under which we may sell up to $40.0 million of our common stock to Azimuth Opportunity, Ltd., or Azimuth, over a 24-month period subject to a maximum of 4,427,562 shares of our common stock. If we elect to use the financing arrangement, the sale of shares of our common stock to Azimuth will have a dilutive impact on our existing shareholders. Azimuth may resell some or all of the shares we issue to it pursuant to the financing arrangement and such sales could cause the market price of our common stock to decline significantly with advances under the financing arrangement. To the extent of any such decline, any subsequent advances would require us to issue a greater number of shares of common stock to Azimuth in exchange for each dollar of the advance. Under these circumstances, our existing shareholders would experience greater dilution and the total amount of financing that we will be able to raise pursuant to the financing arrangement could be significantly lower than $40.0 million. Although Azimuth is precluded from short sales of shares acquired pursuant to advances under the financing arrangement, the sale of our common stock under the financing arrangement could encourage short sales by third parties, which could contribute to the further decline of our stock price.

Future sales of shares by holders of outstanding warrants and options could cause our stock price to decline.

Approximately 7.0 million shares of common stock that are either subject to outstanding warrants or subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

We lease approximately 13,000 square feet for our principal administrative facility under a lease that expires January 30, 2013, and approximately 4,000 square feet of adjacent administrative facility space under a lease that expires February 28, 2013. We also lease approximately 24,600 square feet for our research and development facility, which includes a modern vivarium, under a lease that expires September 30, 2012, and approximately 2,500 of adjacent research and development facility space on a month-to-month basis. Our administrative and research and development facilities are located in separate buildings in Seattle, Washington. The annual lease payments for these facilities, including common area maintenance and related operating expenses, are approximately $2.2 million.

On January 27, 2012, we entered into a lease for approximately 64,500 square feet of office and laboratory space in the building located at 201 Elliott Avenue West, Seattle, Washington, or the Omeros Building. These premises will replace the separate office and laboratory spaces that we currently occupy. The lease term is 15 years with an expected commencement date of October 1, 2012. We also have two options to extend the lease term, each by five years. The annual base rent due under the lease is $0 for the first year of the term, $2.5 million for the second year and $3.2 million for the third year and will increase by 2.5% each year thereafter. In addition, we will be responsible for paying our proportionate share of the building’s utilities, taxes, insurance and maintenance as well as a property management fee.

During the first three years of the lease term, we have the option to lease specified additional space in the Omeros Building. We have a right of first refusal for the remaining premises as well as a right of first offer for specified premises in the Omeros Building. If at any time during the term our space requirements exceed the available space in the Omeros Building, the landlord will relocate us to a new building under a build-to-suit lease with no termination penalty payable under our existing lease, subject to the negotiation of a mutually acceptable build-to-suit lease. In addition, beginning with the sixth year of the lease term, if we request from the landlord additional space in the Omeros Building with a minimum square footage specified in the lease and the landlord is unable to provide such additional space to us, we may terminate the lease without payment of any termination fees other than the unamortized lease incentive. We have the right to terminate the lease beginning with year nine of the lease term, subject to the payment of a lease termination fee. If we terminate the lease during years 9 through 10, the termination fee is equal to 30% of the unamortized tenant improvements and 100% of the unamortized lease incentive. If we terminate the lease any time after year 10 of the term, the termination fee is equal to 20% of the unamortized tenant improvements and 100% of the unamortized lease incentive.

We believe that these facilities we lease currently are sufficient for our anticipated near-term needs.

ITEM 3.	LEGAL PROCEEDINGS

In December 2008, our former chief financial officer, Richard J. Klein, used our Whistleblower Policy procedures to report to the chairman of our audit committee that we had submitted grant reimbursement claims to the NIH for work that we had not performed. In accordance with the Whistleblower Policy and its charter, our audit committee, assisted by special outside counsel, commenced an independent investigation of our NIH grant and claims procedures. The investigation concluded that we had not submitted claims to the NIH for work we had not performed. In January 2009, we terminated Mr. Klein’s employment for reasons other than this incident. We subsequently voluntarily reported to the NIH Mr. Klein’s whistleblower report and the audit committee findings; in June 2009 the NIH confirmed to us in writing that it was satisfied with our handling of the grant matters that were the subject of Mr. Klein’s whistleblower report.

On September 21, 2009, Mr. Klein filed a lawsuit against us and some of our current and former directors in the United States District Court for the Western District of Washington, or WDWA. Mr. Klein alleges in his complaint that we, among other things, violated the Federal False Claims Act, wrongfully discharged his employment in violation of public policy and defamed him. Mr. Klein seeks, among other things, damages in an amount to be proven at trial, actual litigation expenses, damages for loss of future earnings and his reasonable attorneys’ fees. On October 4, 2009, we filed with the court our amended answer to Mr. Klein’s allegations, generally denying his claims and bringing counterclaims against Mr. Klein for breach of contract, misappropriation of trade secrets and breach of fiduciary duty. Mr. Klein filed an answer with the court generally denying our counterclaims. On January 8, 2010, the court dismissed all of our non-executive directors from the case with prejudice, and on July 27, 2010, Mr. Klein withdrew his defamation claim. On December 8, 2010, Mr. Klein was granted leave to amend his complaint to add qui tam claims asserted on behalf of the U.S. government under the Federal False Claims Act. The qui tam claims are based on the same NIH grant that was the subject of Mr. Klein’s whistleblower report and related NIH grants totaling $1.3 million. Mr. Klein seeks on behalf of the U.S. government and himself an award of civil penalties, treble damages and fees and costs. On October 17, 2011, the U.S. government filed a notice of its election to decline intervention in the qui tam claims. This election does not prevent Mr. Klein from continuing these claims, nor does it affect his other claims against Omeros or our claims against Mr. Klein. On March 13, 2012, the WDWA issued an order granting our motion to dismiss the majority of the qui tam claims for failing to meet statutory requirements, leaving pending only the qui tam claims related (1) to our alleged obligations stemming from $164,000 of grant funds drawn down by nura, inc. prior to our acquisition of nura, inc. in 2006 and (2) to the timekeeping allegations that we previously reported to the NIH and for which the NIH confirmed to us in writing that it was satisfied with our handling of the matter. We are vigorously defending ourselves against Mr. Klein’s claims and seek, among other things, our attorneys’ fees and costs incurred in defending this action. Although we deny Mr. Klein’s allegations and believe that we have substantial and meritorious defenses to his remaining claims, neither the outcome of the litigation nor the amount and range of potential damages or exposure associated with the litigation can be assessed with certainty.

Costs associated with defense of the lawsuit filed by Mr. Klein have to date been paid in part, subject to a reservation of rights, by Carolina Casualty Insurance Company, or CCIC, which is the carrier for our Directors, Officers and Corporate Liability Insurance Coverage, or D&O Insurance Policy, that was in place at the time Mr. Klein’s employment with Omeros was terminated. On February 21, 2012, CCIC filed a complaint for a declaratory judgment against us, our CEO and Mr. Klein in the WDWA, seeking a declaration that CCIC owes no duty to indemnify or defend us or our CEO against the allegations raised by Mr. Klein. We expect that CCIC will continue to pay defense costs related to the lawsuit while the declaratory judgment action is pending. We intend to defend the declaratory judgment action filed by CCIC, and while we can provide no assurances regarding the outcome of the litigation with CCIC, we believe that CCIC is required under the D&O Insurance Policy to pay our defense costs related to the lawsuit filed by Mr. Klein.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been traded on The NASDAQ Global Market under the symbol “OMER” since our initial public offering on October 8, 2009. Prior to that time, there was no public market for our common stock.

The following table sets forth, for the periods indicated, the range of high and low sales prices of our common stock as quoted on The NASDAQ Global Market:

Year Ended December 31, 2011	High	Low
1st Quarter	$8.54	$5.87
2nd Quarter	$5.50	$3.93
3rd Quarter	$4.37	$3.16
4th Quarter	$4.15	$3.21

Year Ended December 31, 2010	High	Low
1st Quarter	$7.70	$5.45
2nd Quarter	$7.80	$5.02
3rd Quarter	$8.99	$5.78
4th Quarter	$8.50	$6.71

Holders

As of February 29, 2012, there were approximately 258 holders of record of our common stock.

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

Stock Performance Graph

The following graph compares the cumulative total shareholder return for our common stock, the NASDAQ Biotechnology Index and the NASDAQ Composite Index for the period beginning October 8, 2009 (the date of our initial public offering) and ending December 31, 2011. This graph assumes that $100 was invested on October 8, 2009 in our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. It also assumes that any dividends were reinvested. The data shown in the following graph is not necessarily indicative of future stock price performance.

The foregoing information shall not be deemed to be “soliciting material” or to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section. In addition, the foregoing information shall not be deemed to be incorporated by reference into any of our filings under the Exchange Act or the Securities Act of 1933, except to the extent that we specifically incorporate this information by reference.

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

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except share data)
Consolidated Statements of Operations Data:
Revenue	$4,524	$2,105	$1,444	$1,170	$1,923
Operating expenses:
Research and development	23,718	23,465	16,929	17,850	15,922
General and administrative	8,216	8,746	5,273	7,845	10,398

Total operating expenses	31,934	32,211	22,202	25,695	26,320

Loss from operations	(27,410)	(30,106)	(20,758)	(24,525)	(24,397)
Investment income	51	167	214	661	1,582
Interest expense	(1,884)	(1,535)	(2,202)	(335)	(151)
Loss on extinguishment of debt	—	(296)	—	—	—
Other income (expense)	697	2,519	1,657	372	(125)

Net Loss	$(28,546)	$(29,251)	$(21,089)	$(23,827)	$(23,091)

Basic and diluted net loss per common share	$(1.29)	$(1.37)	$(2.92)	$(8.26)	$(10.65)

Denominator for basic and diluted net loss per common share	22,212,351	21,420,883	7,218,915	2,883,522	2,167,500

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands, except share data)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$24,570	$41,993	$60,305	$19,982	$24,082
Working capital (deficit)	6,963	27,880	49,574	(3,083)	16,526
Total assets	26,982	45,704	62,062	21,681	27,162
Total notes payable	19,446	10,255	12,758	16,674	1,010
Accumulated deficit	(176,133)	(147,587)	(118,336)	(97,247)	(73,420)
Total shareholders’ (deficit) equity	(5,554)	20,470	43,145	(91,166)	(69,941)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OMS302, one of our co-lead PharmacoSurgery product candidates, is currently being evaluated in a Phase 3 clinical program for its safety and ability to maintain intraoperative pupil dilation (mydriasis) in patients undergoing intraocular lens replacement surgery. This clinical program is planned to consist of two trials that will enroll both cataract surgery and refractive lens exchange patients. In the first Phase 3 clinical trial, OMS302 achieved the primary endpoint of maintenance of intraoperative mydriasis. We expect data from the second Phase 3 clinical trial during the second half of 2012.

OMS103HP, our other co-lead PharmacoSurgery product candidate, is being evaluated in a Phase 3 clinical program for its safety and ability to improve postoperative joint function and reduce pain following arthroscopic partial meniscectomy surgery. This clinical program is planned to consist of separate trials conducted in North America and Europe. We expect data from the North American trial in the second half of 2012. We are in discussions with European regulatory authorities regarding the second Phase 3 clinical trial and, assuming sufficient resources, plan to begin that trial following completion of those discussions. In the first quarter of 2011, we announced that OMS103HP failed to meet pre-specified efficacy endpoints in a Phase 3 clinical program in patients undergoing arthroscopic anterior cruciate ligament, or ACL, reconstruction surgery. We were unable to draw any conclusions about OMS103HP’s effect in the Phase 3 ACL program due to confounding factors, and we have no plans to conduct additional ACL reconstruction trials at this time.

Our third PharmacoSurgery product candidate, OMS201, is being developed for use during urological surgery, including uroendoscopic procedures. During the fourth quarter of 2010, we completed a Phase 1/Phase 2 clinical trial in patients undergoing ureteroscopic removal of ureteral or renal stones. The data showed that OMS201 was well tolerated by the patients in this trial.

In addition to our PharmacoSurgery platform, we have a pipeline of other product development programs targeting inflammation, coagulopathies and disorders of the central nervous system. In our PPARg program, we are developing proprietary compositions that include PPARg agonists for the treatment and prevention of addiction to substances of abuse, which may include opioids, nicotine and alcohol. In our PDE10 program, we are developing proprietary compounds to treat schizophrenia and other diseases that affect cognition. Our PDE7 program is based on our discoveries of previously unknown links between PDE7 and (1) any movement disorder, such as Parkinson’s disease, and (2) addiction and compulsive disorders, and we are developing proprietary compounds for the treatment of these and other related disorders. In our MASP2 program, we are developing proprietary MASP2 antibody therapies to treat disorders caused by complement-activated inflammation, and we are advancing novel antifibrinolytic agents for the control of blood loss during surgery or resulting from trauma in our Plasmin program.

In our GPCR program, we are working to complete high-throughput surrogate de-orphanization of orphan GPCRs, or the identification of synthetic molecules that bind and functionally interact with the receptors, and to develop product candidates that act at these new potential drug targets. We have already announced that we have identified and confirmed sets of compounds that interact selectively with, and modulate signaling of 33 orphan GPCRs. During the fourth quarter of 2010, we entered into an agreement with Vulcan Inc. and its affiliate, which we refer to collectively as Vulcan, pursuant to which we received $20.0 million for our GPCR program. Also during the same quarter, we entered into an agreement with the State of Washington’s Life Sciences Discovery Fund Authority, or LSDF, under which we received a $5.0 million grant award that will be paid against expenses that we incur or to reimburse us for the cost of assets that we purchase for our GPCR program. In exchange for these payments, we agreed to pay to Vulcan and LSDF a portion of net proceeds that we receive from the GPCR program. We also issued to the Vulcan affiliate three five-year warrants to purchase our common stock, each for 133,333 shares, with exercise prices of $20, $30 and $40 per share, respectively. Following the receipt of the $20.0 million from Vulcan, we purchased from Patobios intellectual property assets related to an assay technology for use in the GPCR program. The purchase price for these assets was approximately $10.8 million, of which approximately $7.6 million was paid in cash and $3.2 million was paid in shares of our common stock. We have no royalty or milestone payment obligations to Patobios.

As of December 31, 2011, our accumulated deficit was $176.1 million and total shareholders’ deficit was $5.6 million. We recognized net losses of $28.5 million, $29.3 million and $21.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. These losses have resulted principally from expenses incurred in connection with research and development activities, consisting primarily of clinical trials, preclinical studies and manufacturing services associated with our current product candidates. Compared to 2011, we expect our net losses to increase as we continue to advance our clinical trials, expand our research and development efforts, add personnel for our anticipated growth and prepare for commercial launch of OMS302, if it is approved.

Revenue

Through December 31, 2011, our revenue has consisted of grant funding from third parties and revenue recognized in connection with funding from Vulcan and LSDF. Other than grant funding, we do not expect to receive any revenue from our product candidates until we receive regulatory approval and commercialize the product candidates or until we potentially enter into collaborative agreements with third parties for the development and commercialization of our product candidates. As discussed below, we do not expect any of our current product candidates to be commercially available before 2014, if at all. We continue to pursue government and private grant funding as well as collaboration funding for our product candidates and research programs.

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

Our research and development expenses can be divided into clinical research and development and preclinical research and development activities. The following table illustrates our expenses associated with these activities:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Direct external expenses
Clinical research and development
OMS302	$4,663	$2,837	$184
OMS103HP	3,558	5,581	3,520
Other clinical programs	631	248	162

Total clinical research and development	8,852	8,666	3,866

Preclinical research and development	4,446	4,054	3,175
Total direct external expenses
Internal, overhead and other expenses	9,601	9,774	9,009
Stock-based compensation expense	819	971	879

Total research and development expenses	$23,718	$23,465	$16,929

Direct external clinical research and development expenses consist primarily of external research and development and regulatory expenses incurred pursuant to agreements with third-party manufacturing organizations, contract research organizations, or CROs, clinical trial sites, collaborators, licensors and consultants. Direct external preclinical research and development expenses consist primarily of our preclinical research activities, laboratory supplies and consulting. Internal, overhead and other expenses consist of personnel costs and other overhead costs such as rent, utilities and depreciation. Our internal resources, employees and infrastructure are not directly tied to any individual research project and are typically deployed across multiple clinical and preclinical projects that we are advancing in parallel.

At this time, due to the inherently unpredictable nature of preclinical and clinical development processes and given the early stage of our preclinical development programs, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for potential commercialization. Clinical development timelines, the probability of success and development costs can differ materially from expectations. While we are currently focused on advancing each of our product development programs, our future research and development expenses will depend on the clinical success of each product candidate, as well as ongoing assessments of each product candidate’s commercial potential. In addition, we cannot forecast with any degree of certainty which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

The lengthy process of completing clinical trials and seeking regulatory approval for our product candidates requires expenditure of substantial resources. Any failure or delay in completing clinical trials, or in obtaining regulatory approvals, could cause a delay in generating product revenue and cause our research and development expenses to increase and, in turn, have a material adverse effect on our operations. We do not expect any of our current product candidates to be commercially available before 2014, if at all. Because of the factors above, we are not able to estimate with any certainty when we would recognize any net cash inflows from our projects.

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

Loss on Extinguishment of Debt

Loss on extinguishment of debt consists of losses incurred as a result of the refinancing of our loan with BlueCrest Venture Finance Master Fund Limited, or BlueCrest.

Other Income, net

Other income, net consists primarily of rental income received under subleases for use of a portion of our vivarium and laboratory facility, income received from the U.S. Qualifying Therapeutic Discovery Project Program, or QTDPP, and, in 2009, changes in the fair value of our preferred stock warrant liability.

Income Taxes

As of December 31, 2011, we had federal net operating loss carryforwards and research and development tax credit carryforwards of approximately $143.8 million and $3.6 million, respectively. Our net operating loss and research and development tax credit carryforwards expire between 2012 and 2031 unless utilized prior to such dates. Our ability to utilize our net operating loss and tax credit carryforwards may be limited in the event that a change in ownership, as defined in Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, has occurred or may occur in the future. In each period, we have recorded a 100% valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain. As a result, we have not recorded any federal tax benefit in our statement of operations.

Results of Operations

Comparison of Years Ended December 31, 2011 and December 31, 2010

Revenue. Revenue was $4.5 million in 2011 compared to $2.1 million in 2010. This increase was primarily due to an increase in revenue recognized in connection with the Vulcan and LSDF agreements for our GPCR program, partially offset by a decrease in revenue recognized in connection with the completion of preclinical research funded by grants from the NIH.

Research and Development Expenses. Research and development expenses were $23.7 million in 2011 compared to $23.5 million in 2010. This increase in 2011 was primarily due to higher clinical trial expenses associated with enrollment in our Phase 3 OMS302 clinical trial and higher GPCR expenses in connection with our agreements with Vulcan and LSDF. These increases in 2011 were partially offset by lower clinical trial expenses associated with the completion of our OMS103HP Phase 3 ACL program and lower one-time licensing fees.

General and Administrative Expenses. General and administrative expenses were $8.2 million in 2011 compared to $8.7 million in 2010. The decrease was primarily due to lower costs associated with our financing activities with Azimuth and lower employee expenses.

Investment Income. Investment income was $51,000 in 2011 compared to $167,000 in 2010. The decrease is due primarily to lower average investment balances in 2011.

Interest Expense. Interest expense was $1.9 million in 2011 compared to $1.5 million in 2010. Interest expense increased in 2011 due to a higher average notes payable balance.

Loss on Extinguishment of Debt. The loss on extinguishment of debt was $296,000 in 2010 and relates entirely to losses incurred as a result of the refinancing of our debt with Oxford Finance Corporation, or Oxford.

Other Income, net. Other income was $697,000 in 2011 compared to $2.5 million in 2010. The higher level of income in 2010 was primarily due to income received from the QTDPP.

Comparison of Years Ended December 31, 2010 and December 31, 2009

Revenue. Revenue was $2.1 million in 2010 compared to $1.4 million in 2009. The increase was primarily due to revenue recognized in connection with funding from Vulcan and LSDF for our GPCR program and additional revenue recognized in connection with our NIH grants. These increases were partially offset by a decrease in grant revenue recognized from The Michael J. Fox Foundation for our PDE7 program.

Research and Development Expenses. Research and development expenses were $23.5 million in 2010 compared to $16.9 million in 2009. The increase was primarily due to higher consulting costs associated with our OMS103HP program, higher clinical trial costs associated with our Phase 2b clinical trial evaluating OMS302, higher contract service costs associated with several of our development programs and an increase in employee expenses.

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

Interest Expense. Interest expense was $1.5 million in 2010 compared to $2.2 million in 2009. Interest expense decreased in 2010 primarily due to lower interest expense on our borrowings from BlueCrest and lower amortization of the related discount and debt issuance costs. This was partially offset by the recognition of $208,000 of the remaining unamortized BlueCrest debt issuance costs and debt discount in connection with the refinancing of our BlueCrest debt with Oxford.

Other Income, net. Other income was $2.5 million in 2010 compared to $1.7 million in 2009. The increase in other income is primarily due to income received from the QTDPP partially offset by no warrant revaluation in 2010.

Liquidity and Capital Resources

We have financed our operations primarily through private and public placements of equity securities for proceeds totaling $139.2 million; through two debt facilities with loan proceeds totaling $37.0 million, $9.0 million of which was used to pay off the remaining balance of the first facility; and our GPCR program funding agreement with Vulcan pursuant to which we received $20.0 million. As of December 31, 2011, we had $24.6 million in cash, cash equivalents and short-term investments. Additionally, we will receive a $3.0 million cash lease incentive payment in the first quarter of 2012 related to our new office and laboratory lease with BMR-201 Elliott Avenue LLC. Our cash, cash equivalents and short-term investment balances are held principally in interest-bearing instruments, including money-market accounts. Cash in excess of immediate requirements is invested in accordance with established guidelines to preserve principal and maintain liquidity.

Comparison of Years Ended December 31, 2011 and December 31, 2010

Operating Activities. Net cash used in operating activities was $25.7 million and $14.5 million for the years ended December 31, 2011 and 2010, respectively. Expenditures related to operating activities in these periods were primarily the result of costs associated with research and development expenses and general and administrative expenses in support of our operations. Cash used to fund operating activities was lower for the year ended December 31, 2010, primarily due to the cash received from our Vulcan funding agreement, which was recorded as deferred revenue in 2010 and is being amortized to revenue as research is performed.

Investing Activities. Net cash provided by investing activities was $16.9 million and $19.9 million for the years ended December 31, 2011 and 2010, respectively. Investing activities, other than purchases and maturities of short-term and long-term investments, consist primarily of purchases of property and equipment. In 2010, investing activities also included our acquisition of intellectual property assets from Patobios and our subsequent reimbursement of the purchase price by Vulcan. Cash flows from investing activities primarily reflect large amounts of cash used to purchase short-term investments and receipts from the sale and maturity of short-term investments. These amounts primarily relate to shifts between cash and cash equivalents and short-term investments. Because we manage our cash usage with respect to our total cash, cash equivalents and short-term investments, we do not consider these cash flows to be important to an understanding of our liquidity and capital resources.

Financing Activities. Net cash provided by financing activities was $9.5 million for the year ended December 31, 2011, primarily as a result of our borrowing of $10.0 million under tranche two of our loan from Oxford in March 2011, partially offset by principal payments on the Oxford notes, which began in November 2011. Net cash used in financing activities was $3.0 million for the year ended December 31, 2010 and was primarily due to the payoff of our BlueCrest loan, partially offset by proceeds received from the first tranche of our Oxford loan.

Comparison of Years Ended December 31, 2010 and December 31, 2009

Operating Activities. Net cash used in operating activities was $14.5 million and $19.0 million for the years ended December 31, 2010 and 2009, respectively. Expenditures related to operating activities in these periods were primarily the result of costs associated with research and development expenses and general and administrative expenses in support of our operations. Cash used to fund operating activities was lower for the year ended December 31, 2010, primarily due to the cash received from our Vulcan funding agreement, which was recorded as deferred revenue in 2010 and offset cash used to fund our operating activities. This decrease was partially offset by higher operating expenses in 2010 and an increase in non-cash stock-based compensation.

Investing Activities. Net cash provided by investing activities was $19.9 million for the year ended December 31, 2010 and net cash used in investing activities was $52.4 million for the year ended December 31, 2009. Investing activities, other than purchases and maturities of short-term and long-term investments, consist primarily of purchases of property and equipment. In 2010, investing activities also included our acquisition of intellectual property assets from Patobios and our subsequent reimbursement of the purchase price by Vulcan.

For the year ended December 31, 2009, proceeds from the sales of investments consisted primarily of investments purchased with proceeds from our initial public offering. Cash flows from investing activities primarily reflect large amounts of cash used to purchase short-term investments and receipts from the sale and maturity of short-term investments. These amounts primarily relate to shifts between cash and cash equivalents and short-term investments. Because we manage our cash usage with respect to our total cash, cash equivalents and short-term investments, we do not consider these cash flows to be important to an understanding of our liquidity and capital resources.

Financing Activities. Net cash used in financing activities was $3.0 million for the year ended December 31, 2010 and net cash provided by financing activities was $59.5 million for the year ended December 31, 2009. Net cash used in 2010 was primarily due the payoff of our BlueCrest loan, partially offset by proceeds received from the first tranche of our Oxford loan. Net cash provided by financing activities for the year ended December 31, 2009 resulted from the sale of common stock in our initial public offering in October 2009 for aggregate net proceeds of $61.8 million.

Azimuth Equity Line Financing Facility

In May 2011, we entered into an equity line financing facility with Azimuth pursuant to which we may sell up to $40.0 million of our shares of common stock over a 24-month term. This facility replaced a prior equity line financing facility, which we had entered into with Azimuth on July 28, 2010 but had not accessed. Under the 2011 agreement with Azimuth, we may, from time to time over the 24-month term and in our sole discretion, present Azimuth with draw down notices requiring Azimuth to purchase a specified dollar amount of shares of our common stock, based on the volume-weighted average price per share on each of 10 consecutive trading days, or the draw down period, with the total dollar amount of each draw down subject to certain agreed-upon limitations based on the market price of our common stock at the time of the draw down. The purchase price for these shares equals the daily volume-weighted average price of our common stock on each date during the draw down period on which shares are purchased, less a discount ranging from 3.00% to 6.00%, based on a minimum price that we specify. In addition, in our sole discretion, but subject to certain limitations, we may require Azimuth to purchase a percentage of the daily trading volume of our common stock for each trading day during the draw down period. We are allowed to present Azimuth with up to 24 draw down notices during the 24-month term, with only one such draw down notice allowed per draw down period and a minimum of five trading days required between each draw down period. We may not issue more than 4,427,562 shares in connection with the committed equity line financing facility, although this limitation does not apply if the average purchase price of all shares issued to Azimuth, taking into account all discounts, equals or exceeds $5.02 per share, which amount is subject to adjustment in certain circumstances specified in the facility. We have not drawn down funds under this facility. In connection with this facility, we entered into a new placement agent agreement with Reedland Capital Partners, an Institutional Division of Financial West Group, member FINRA/SIPC, or FWG/Reedland. We have agreed to pay FWG/Reedland, upon each sale of our common stock to Azimuth under the facility, a fee equal to 0.5% of the aggregate dollar amount of common stock purchased by Azimuth upon settlement of each such sale. Pursuant to the agreement, we reimbursed $10,000 of FWG/Reedland’s legal expenses in connection with a filing that was made by FWG/Reedland pursuant to FINRA Rule 5110.

Stanley Medical Research Institute Funding Agreement

In December 2006, we entered into a funding agreement with The Stanley Medical Research Institute, or SMRI, to develop a proprietary product candidate that inhibits PDE10 for the treatment of schizophrenia. Under the agreement, we may receive grant and equity funding upon achievement of product development milestones through Phase 1 clinical trials totaling $9.0 million, subject to our mutual agreement with SMRI. As of December 31, 2011, we had received $5.7 million from SMRI, $2.5 million of which was recorded as revenue and $3.2 million of which was recorded as equity funding. As of December 31, 2011, all grant amounts pertaining to this agreement previously recorded as deferred revenue in the accompanying balance sheet have been recognized as revenue.

Oxford Loan and Security Agreement

In October 2010, we entered into a loan and security agreement with Oxford pursuant to which we borrowed $20.0 million in two tranches of $10.0 million each. Upon signing the agreement, we borrowed the first tranche of $10 million, or Tranche 1, approximately $9.0 million of which we used to repay all outstanding amounts, including a 1.0% prepayment fee, due under our loan and security agreement with BlueCrest. Upon payment of the approximately $9.0 million to BlueCrest, all of our liabilities to BlueCrest were paid in full, and all commitments of BlueCrest to us under the loan agreement were terminated. In March 2011, we borrowed the second tranche of $10.0 million, or Tranche 2.

We are using the proceeds remaining from Tranche 1 and Tranche 2 for working capital and general business purposes. Interest on Tranche 1 and Tranche 2 accrues at annual fixed rates of 8.55% and 8.56%, respectively. Payments due under Tranche 1 and Tranche 2 were interest only, payable monthly, in arrears, through October 31, 2011. Beginning November 1, 2011, 36 payments of principal and interest became payable monthly, in arrears. All unpaid principal and accrued and unpaid interest are due and payable on the maturity date, October 21, 2014.

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

In connection with Tranche 1 and Tranche 2, we incurred debt issuance costs of $169,000 and $58,000, respectively, that were capitalized and included in other assets in the balance sheets. Included in the debt issuance costs of each tranche is a one-time facility fee payment to Oxford of $50,000. Upon the last payment date of the amounts borrowed from Oxford, we will be required to pay Oxford a final payment fee equal to 5.0% of Tranche 1 ($500,000) and 4.0% of Tranche 2 ($400,000). The final payment fees were recorded as a discount to the loan and are being amortized to interest expense using the effective interest method over the repayment term of the initial loan amount. We may prepay all, but not less than all, of the outstanding principal and accrued and unpaid interest under either Tranche 1 or Tranche 2 of the Oxford loan agreement at any time upon prior notice to Oxford and the payment of a fee equal to 1% of the then-outstanding principal amount. As security for our obligations under the Oxford agreement, we granted Oxford a security interest in substantially all of our assets, excluding intellectual property.

Funding Requirements

We believe that our existing cash, cash equivalents and short-term investments and available capital under our committed equity line financing facility will be sufficient to fund our anticipated operating expenses, capital expenditures and note payments for at least the next 12 months. Our assumptions include our ability to raise capital under our $40.0 million equity line financing facility with Azimuth Opportunity, Ltd., or Azimuth. If we do not raise additional capital, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently, or enter into corporate collaborations at an earlier stage of development than we might otherwise choose.

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

•	the progress and results of our clinical trials for our PharmacoSurgery programs;

•	costs related to manufacturing services;

•	whether the hiring of a number of new employees to support our continued growth during this period will occur at salary levels consistent with our estimates;

•	the scope, rate of progress, results and costs of our preclinical testing, clinical trials and other research and development activities for additional product candidates;

•	the terms and timing of payments of any collaborative or licensing agreements that we have or may establish;

•	the cost, timing and outcomes of the regulatory processes for our product candidates;

•	market acceptance of our approved products, should they gain approval;

•	the costs of commercialization activities, including product manufacturing, marketing, sales and distribution;

•	the number and characteristics of product candidates that we pursue;

•	the cost of establishing clinical and commercial supplies of our product candidates;

•	the cost of preparing, filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to these types of transactions;

•	whether we receive grant funding for our programs;

•	our degree of success in commercializing OMS302, OMS103HP and other product candidates;

•	the extent to which we draw down funds under our committed equity line financing facility with Azimuth or otherwise access the capital markets; and

•	the amount of revenue we generate from the sale of our product candidates, which revenue we do not expect until at least 2014.

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

Contractual Obligations and Commitments

The following table presents a summary of our contractual obligations and commitments as of December 31, 2011.

	Payments Due Within
	1 Year	2-3 Years	4-5 Years	More than 5 Years	Total
	(in thousands)
Operating leases	$1,334	$671	$—	$—	$2,005
Capital leases (principal and interest)	49	101	31	—	181
License maintenance fees	7	14	22	115	158
Notes payable (principal and interest)	7,582	13,901	—	—	21,483

Total	$8,972	$14,687	$53	$115	$23,827

On January 27, 2012, we entered into a lease with BMR-201 Elliott Avenue LLC for approximately 64,500 square feet of office and laboratory space. The term of the lease is 15 years with two options to extend the lease term, each by five years. The expected lease term commencement date is October 1, 2012. The annual base rent due under the lease is $0 for the first year, $2.5 million for the second year, $3.2 million for the third year and will increase by 2.5% each year thereafter. These amounts are not included in the table above. We will also be responsible for paying our proportionate share of utilities, taxes, insurance and maintenance as well as a property management fee. Additionally, we will receive a $3.0 million cash lease incentive that will be amortized over the initial lease term at the annual rate of 3.0%.

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

•

Pursuant to our agreement with SMRI, beginning the first calendar year after commencement of commercial sales of a product candidate from our PDE10 program, we will be obligated to pay royalties to SMRI based on net income, as defined in the agreement, not to exceed a set multiple of total grant funding received. Based on the amount of grant funding that we have received as of December 31, 2011, the maximum amount of royalties payable to SMRI is $12.8 million.

•

Under our PDE7 inhibitor license agreement with Daiichi Sankyo, we have agreed to make milestone payments to Daiichi Sankyo of up to an aggregate total of $30.2 million upon the achievement of certain events, such as successful completion of preclinical toxicology studies; dosing of human subjects in Phase 1, 2 and 3 clinical trials; receipt of marketing approval of a PDE7 inhibitor product; and reaching specified sales milestones. In addition, Daiichi Sankyo is entitled to receive from us a low single-digit percentage royalty of any net sales of a PDE7 inhibitor licensed under the agreement by us and/or our sublicensee(s), provided that if the sales are made by a sublicensee, then the amount payable by us to Daiichi Sankyo is capped at an amount equal to a low double-digit percentage of all royalty and specified milestone payments received by us from the sublicensee.

•

Pursuant to our exclusive license agreement with Helion, we agreed to make development and sales milestone payments to Helion of up to $6.9 million upon the achievement of certain events related to our MASP2 program, such as the filing of an IND application with the FDA; initiation of Phase 2 and 3 clinical trials; receipt of marketing approval; and reaching specified sales milestones. In addition, Helion is entitled to receive from us a low single-digit percentage royalty of any net sales of a MASP2 inhibitor product that is covered by the patents licensed by us under the agreement.

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

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances; however, actual results could differ from those estimates. An accounting policy is considered critical if it is important to a company’s financial condition and results of operations, and if it requires the exercise of significant judgment and the use of estimates on the part of management in its application. Although we believe that our judgments and estimates are appropriate, actual results may differ materially from our estimates.

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

Revenue Recognition

Our revenue is derived from grant funding from third parties and revenue recognized in connection with funding from Vulcan and LSDF for our GPCR program. We recognize revenue when the related qualified research and development expenses are incurred or services are provided up to the limit of the approved funding amounts.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board, or FASB, issued guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements, including significant transfers into and out of Level 1 and Level 2 fair value measurements, and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The guidance pertaining to Level 1 and Level 2 measurements was effective for the year ended December 31, 2010. The adoption of this guidance did not have a material impact on our consolidated financial statements. The guidance pertaining to Level 3 reconciliation disclosures was effective for the year ending December 31, 2011. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In June 2011, FASB issued an ASU related to the presentation of comprehensive income that will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The standard does not change the items that must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard, which must be applied retroactively, is effective for interim and annual periods beginning after December 15, 2011. We will adopt this standards on January 1, 2012. As this update impacts presentation only, it will have no effect on our financial condition or results of operations.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily confined to interest rate risk that may affect our investment securities and notes payable. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality. As of December 31, 2011, we had cash, cash equivalents and short-term investments of $24.6 million. We have invested these funds in highly liquid, investment-grade securities in accordance with our investment policy. The securities in our investment portfolio are not leveraged and are classified as available-for-sale. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in interest rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates and with our current portfolio of short-term investments, we are not exposed to potential loss due to changes in interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2011. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our principal executive and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, with the participation of our principal executive and principal financial officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the results of this assessment and on those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of the our internal control over financial reporting as of December 31, 2011 has been audited and attested to by Ernst & Young LLP, an independent registered public accounting firm, which audited the consolidated financial statements included herein, as stated in its report that appears herein.

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fourth fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Omeros Corporation

We have audited Omeros Corporation’s internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Omeros Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Omeros Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Omeros Corporation at December 31, 2011 and 2010, and the related consolidated statements of operations, convertible preferred stock and shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

March 15, 2012

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement issued in connection with the 2012 Annual Meeting of Shareholders and is incorporated herein by reference. Certain information required by this item concerning executive officers is set forth in Part I of this Annual Report on Form 10-K in “Business—Executive Officers and Key Employees.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in our definitive proxy statement issued in connection with the 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Except for the information set forth below, the information required by this item will be contained in our definitive proxy statement issued in connection with the 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information regarding our equity compensation plans in effect as of December 31, 2011:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:
2008 Equity Incentive Plan (1)	1,168,902	$6.49	2,248,509
Second Amended and Restated 1998 Stock Option Plan	1,835,115	1.29	0
nura, inc. 2003 Stock Option Plan	2,550	10.63	0

Total	3,006,567	$3.32	2,248,509

(1)	Upon adoption of the 2008 Equity Incentive Plan, we reserved a total of 892,857 shares of our common stock for issuance thereunder plus any shares returned to the Second Amended and Restated 1998 Stock Option Plan as a result of termination of options or repurchase of shares issued pursuant to such plan, with the maximum number of shares returned equal to 3,084,848 shares. In addition, our 2008 Equity Incentive Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year equal to the least of: (1) five percent of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year; (2) 1,785,714 shares; and (3) such other amount as our board of directors may determine. On January 1, 2012, an additional 1,121,511 shares became available for future issuance under out 2008 Equity Incentive Plan in accordance with the annual increase. These additional shares from the annual increase are not included in the table above.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in our definitive proxy statement issued in connection with the 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in our definitive proxy statement issued in connection with the 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

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

Date: March 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY A. DEMOPULOS, M.D. Gregory A. Demopulos, M.D.	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)	March 15, 2012

/s/ RAY ASPIRI Ray Aspiri	Director	March 15, 2012

/s/ THOMAS J. CABLE Thomas J. Cable	Director	March 15, 2012

/s/ PETER A. DEMOPULOS, M.D. Peter A. Demopulos, M.D.	Director	March 15, 2012

/s/ LEROY E. HOOD, M.D., PH.D. Leroy E. Hood, M.D., Ph.D.	Director	March 15, 2012

/s/ DANIEL K. SPIEGELMAN Daniel K. Spiegelman	Director	March 15, 2012

OMEROS CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Omeros Corporation

We have audited the accompanying consolidated balance sheets of Omeros Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, convertible preferred stock and shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Omeros Corporation at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Omeros Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

March 15, 2012

OMEROS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$4,005	$3,278
Short-term investments	20,565	38,715
Grant and other receivables	876	1,479
Prepaid expenses and other current assets	502	282

Total current assets	25,948	43,754
Property and equipment, net	739	1,622
Restricted cash	193	193
Other assets	102	135

Total assets	$26,982	$45,704

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,002	$2,398
Accrued expenses	5,340	4,567
Deferred revenue	5,748	8,014
Current portion of notes payable	5,895	395

Total current liabilities	18,985	15,374
Notes payable, less current portion	13,551	9,860
Commitments and contingencies Shareholders’ equity:
Preferred stock, par value $0.01 per share:
Authorized shares—20,000,000 at December 31, 2011 and 2010;
Issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share:
Authorized shares—150,000,000 at December 31, 2011 and 2010;
Issued and outstanding shares—22,430,234 and 21,920,836 at December 31, 2011 and 2010, respectively	224	219
Additional paid-in capital	170,355	167,838
Accumulated deficit	(176,133)	(147,587)

Total shareholders’ (deficit) equity	(5,554)	20,470

Total liabilities and shareholders’ equity	$26,982	$45,704

See notes to consolidated financial statements

OMEROS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2011	2010	2009
Revenue	$4,524	$2,105	$1,444
Operating expenses:
Research and development	23,718	23,465	16,929
General and administrative	8,216	8,746	5,273

Total operating expenses	31,934	32,211	22,202

Loss from operations	(27,410)	(30,106)	(20,758)
Investment income	51	167	214
Interest expense	(1,884)	(1,535)	(2,202)
Loss on extinguishment of debt	—	(296)	—
Other income, net	697	2,519	1,657

Net loss	$(28,546)	$(29,251)	$(21,089)

Basic and diluted net loss per share	$(1.29)	$(1.37)	$(2.92)

Weighted-average shares used to compute basic and diluted net loss per share	22,212,351	21,420,883	7,218,915

See notes to consolidated financial statements

OMEROS CORPORATION

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND

SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2008	11,392,057	$89,168	2,951,406	$30	$6,150	$(99)	$(97,247)	$(91,166)
Issuance of Series E convertible preferred stock for cash of $15.11 per share in connection with research and development funding agreement	122,451	1,851	—	—	—	—	—	—
Issuance of common stock for $10 per share upon completion of initial public offering, net of offering costs of $6,388	—	—	6,820,000	68	61,744	—	—	61,812
Conversion of convertible preferred stock to common stock upon initial public offering	(11,514,508)	(91,019)	11,514,508	115	90,904	—	—	91,019
Conversion of preferred stock warrant liability to equity upon initial public offering	—	—	—	—	902	—	—	902
Issuance of common stock upon exercise of stock options for cash of $0.98 to $2.45 per share	—	—	25,633	—	28	—	—	28
Vesting of early-exercised stock options	—	—	—	—	5	—	—	5
Repurchase of early-exercised stock options	—	—	(25,970)	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,494	—	—	1,494
Unrealized holding gain on available-for-sale securities	—	—	—	—	—	140	—	140
Net loss	—	—	—	—	—	—	(21,089)	(21,089)

Comprehensive loss	—	—	—	—	—	—	—	(20,949)

Balance at December 31, 2009	—	—	21,285,577	213	161,227	41	(118,336)	43,145
Issuance of common stock warrants in connection with Vulcan funding agreement	—	—	—	—	994	—	—	994
Issuance of common stock to Patobios at $8.30 per share in connection with GPCR technology purchase	—	—	379,039	4	3,142	—	—	3,146
Issuance of common stock upon exercise of stock options for cash of $0.52 to $6.05 per share	—	—	256,220	2	297	—	—	299
Stock-based compensation	—	—	—	—	2,178	—	—	2,178
Realized loss on sale of available-for-sale securities	—	—	—	—	—	(41)	—	(41)
Net loss	—	—	—	—	—	—	(29,251)	(29,251)

Comprehensive loss	—	—	—	—	—	—	—	(29,292)

Balance at December 31, 2010	—	—	21,920,836	219	167,838	—	(147,587)	20,470
Issuance of common stock upon exercise of stock options for cash of $0.52 to $2.45 per share	—	—	509,398	5	590	—	—	595
Stock-based compensation	—	—	—	—	1,927	—	—	1,927
Net loss	—	—	—	—	—	—	(28,546)	(28,546)

Balance at December 31, 2011	—	$—	22,430,234	$224	$170,355	$—	$(176,133)	$(5,554)

See notes to consolidated financial statements

OMEROS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31 ,
	2011	2010	2009
Operating activities
Net loss	$(28,546)	$(29,251)	$(21,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	435	472	451
Stock-based compensation expense	1,927	2,178	1,494
Change in fair value of preferred stock warrant values and success fee liability	—	—	(848)
Non-cash interest expense	352	174	253
Loss on extinguishment of debt	—	296	—
Loss on sale of investment securities	—	33	34
Changes in operating assets and liabilities:
Grant and other receivables	2,254	(1,231)	(41)
Prepaid expenses and other current and noncurrent assets	(201)	(87)	42
Accounts payable and accrued expenses	339	1,462	207
Deferred revenue	(2,228)	11,452	470

Net cash used in operating activities	(25,668)	(14,502)	(19,027)

Investing activities
Purchases of property and equipment	(1,241)	(807)	(279)
Purchase of Patobios intellectual property assets	—	(7,631)	—
Reimbursement of Patobios intellectual property assets	—	7,631	—
Purchases of investments	(9,000)	(57,765)	(64,207)
Proceeds from the sale of investments	27,150	78,173	11,045
Proceeds from the maturities of investments	—	323	1,039

Net cash provided by (used in) investing activities	16,909	19,924	(52,402)

Financing activities
Proceeds from issuance of common stock upon initial public offering, net of offering costs of $6,388	—	—	61,812
Proceeds from borrowings under note payable, net of loan origination costs and prepayment penalty	9,942	9,742	—
Payments on notes payable	(1,051)	(13,005)	(4,120)
Proceeds from issuance of common stock upon exercise of stock options	595	299	28
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	1,851
Other, net	—	—	(48)

Net cash provided by (used in) financing activities	9,486	(2,964)	59,523

Net increase (decrease) in cash and cash equivalents	727	2,458	(11,906)
Cash and cash equivalents at beginning of period	3,278	820	12,726

Cash and cash equivalents at end of period	$4,005	$3,278	$820

Supplemental cash flow information
Cash paid for interest	$1,461	$1,362	$1,947

Issuance of common stock to Patobios in connection with purchase of intellectual property assets	$—	$3,146	$—

Reduction of PP&E cost basis due to assets purchased with grant funding	$1,689	$—	$—

Issuance of warrants	$—	$994	$—

Property acquired under capital lease	$—	$201	$—

See notes to consolidated financial statements

OMEROS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Significant Accounting Policies

Organization

We are a clinical-stage biopharmaceutical company committed to discovering, developing and commercializing products targeting inflammation, coagulopathies and disorders of the central nervous system. Our most clinically advanced product candidates are derived from our proprietary PharmacoSurgery™ platform designed to improve clinical outcomes of patients undergoing arthroscopic, ophthalmological, urological and other surgical and medical procedures. Our efforts are devoted to conducting research and development of our products, to developing our patent portfolio and to raising equity capital. During 2011, we exited the development stage due to revenues recognized from our agreement with Vulcan Inc. and its affiliate, or Vulcan. As a result, inception to date information for our results of operations and cash flows is not presented in the financial statements and accompanying notes.

Basis of Presentation

Our consolidated financial statements include the financial position and results of operations of Omeros and nura, inc., or nura, our wholly owned subsidiary. Additionally, the December 31, 2010 balance sheet reflects a $500,000 increase and decrease to long-term notes payable and accrued expenses, respectively, to conform to the current presentation.

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

Liquidity and Capital Resources

We believe that our existing cash, cash equivalents and short-term investments and available capital under our committed equity line financing facility will be sufficient to fund our anticipated operating expenses, capital expenditures and note payments for at least the next 12 months. Our assumptions include our ability to raise capital under our $40.0 million equity line financing facility with Azimuth Opportunity, Ltd., or Azimuth. If we do not raise additional capital, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently, or enter into corporate collaborations at an earlier stage of development than we might otherwise choose.

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

Financial Instruments and Concentrations of Credit Risk

Cash and cash equivalents, grant and other receivables, accounts payable, and accrued liabilities, which are recorded at cost, approximate fair value based on the short-term nature of these financial instruments. The fair value of short-term investments is based on quoted market prices. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and short-term investments. Cash and cash equivalents are held by financial institutions and are federally insured up to certain limits. At times, our cash and cash equivalents balance exceeds the federally insured limits. To limit the credit risk, we invest our excess cash primarily in high quality securities such as money market funds, certificates of deposit, and commercial paper.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances; however, actual results could differ from those estimates.

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

Impairment of Long-Lived Assets

The carrying amount of long-lived assets, including property and equipment, are reviewed whenever events or changes in circumstances indicate that the carrying value of an asset many not be recoverable. Recoverability of these assets is measured by comparing the carrying value to future undiscounted cash flows that the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment will be reflected in the result of operations in the period of impairment. We have not recognized any impairment losses.

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

For the year ended December 31, 2009, we recorded income of $878,000 to reflect the change in the estimated fair value of the freestanding preferred stock warrants. The preferred stock warrant liability of $902,000 was reclassified to equity upon the completion of our IPO in October 2009 with the conversion of all of the preferred stock warrants to common stock warrants.

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

Our revenue relates to grant funding from third parties and revenue recognized in connection with funding from Vulcan and the Life Sciences Discovery Fund Authority, a granting agency of the State of Washington, or LSDF. We recognize such funds as revenue when the related qualifying research and development expenses are incurred up to the limit of the approved funding amounts. Funds received in advance of services being provided are recorded as deferred revenue and recognized as revenue as research is performed.

Research and Development

Research and development costs are comprised primarily of costs for personnel, including salaries and benefits; occupancy; clinical studies performed by third parties; materials and supplies to support our clinical programs; contracted research; manufacturing; related consulting arrangements; and other expenses incurred to sustain our overall research and development programs. Internal and third-party research and development expenses are expensed as incurred.

Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are then recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided.

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

Stock-Based Compensation

Stock-based compensation expense is recognized for all share-based payments made to employees and directors based on estimated fair values. We use the straight-line method to allocate compensation cost to reporting periods over the optionees’ requisite service period, which is generally the vesting period. Stock options granted to non-employees are accounted for using the fair value approach and are subject to periodic revaluation over their vesting terms.

For purposes of estimating the fair value of our common stock for stock options granted prior to the IPO, we estimated fair value of our common stock by performing a valuation analysis for each quarterly period during the six months ended June 30, 2009. For the quarter ended September 30, 2009, we used the $10.00 per share offering price from our IPO, which was completed on October 13, 2009. As a result, certain stock options granted during 2009 had an exercise price different than the re-assessed estimated fair value of the common stock at the date of grant. We used these fair value estimates derived from our valuations to determine the stock compensation expense, which is recorded in our consolidated financial statements. The valuations were prepared using a methodology that first estimated our enterprise fair value as a whole, and then allocated a portion of the enterprise value to common stock. Subsequent to the IPO, we use the closing market price of our common stock on the grant date as the fair value of our common stock.

Segments

We operate in one segment. Management uses cash flow as the primary measure to manage our business and does not segment our business for internal reporting or decision-making.

Adoption of Standards

In January 2010, FASB issued guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements, including significant transfers into and out of Level 1 and Level 2 fair value measurements, and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The guidance pertaining to Level 1 and Level 2 measurements was effective for the year ended December 31, 2010. The adoption of this guidance did not have a material impact on our consolidated financial statements. The guidance pertaining to Level 3 reconciliation disclosures was effective for the year ending December 31, 2011. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

Note 2—Net Loss Per Share

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

The basic and diluted net loss per share amounts for the years ended December 31, 2011, 2010 and 2009 were computed based on the shares of common stock outstanding during the respective periods. The net loss per share for the years ended December 31, 2011 and 2010 includes the full effect of the 6,820,000 common shares issued in our IPO in the fourth quarter of 2009 and the conversion of our convertible preferred stock into 11,514,508 shares of common stock upon completion of the offering. As a result of the issuance of these common shares during the fourth quarter of 2009, there is a lack of comparability in the basic and diluted net loss per share amounts for the period presented. The following table presents the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2011	2010	2009
Historical
Numerator:
Net loss	$(28,546)	$(29,251)	$(21,089)

Denominator:
Weighted-average common shares outstanding	22,212,351	21,420,883	7,233,109
Less: Weighted-average unvested common shares subject to repurchase	—	—	(14,194)

Denominator for basic and diluted net loss per share	22,212,351	21,420,883	7,218,915

Basic and diluted net loss per share	$(1.29)	$(1.37)	$(2.92)

Historical outstanding dilutive securities not included in diluted loss per share calculation:

	Year Ended December 31,
	2011	2010	2009
Outstanding options to purchase common stock	3,006,567	3,589,292	2,847,549
Warrants to purchase common stock and convertible preferred stock	609,016	609,016	209,017

Total	3,615,583	4,198,308	3,056,566

Note 3—Cash, Cash Equivalents and Investments

As of December 31, 2011 and 2010, all investments are classified as short-term and available-for-sale on the accompanying balance sheets. We did not own any securities with unrealized loss positions as of December 31, 2011 or 2010. Investment income consists primarily of interest income.

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

Level 1—Observable inputs for identical assets or liabilities, such as quoted prices in active markets;

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

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money market funds classified as cash equivalents and restricted cash	$2,587	$—	$—	$2,587
Money market funds classified as short-term investments	20,565	—	—	20,565

Total	$23,152	$—	$—	$23,152

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money market funds classified as cash equivalents and restricted cash	$2,323	$—	$—	$2,323
Money-market funds classified as short-term investments	38,715	—	—	38,715

Total	$41,038	$—	$—	$41,038

Cash of $1.6 million and $1.1 million is excluded in our fair-value hierarchy disclosure as of December 31, 2011 and 2010, respectively. Additionally, the fair-value hierarchy disclosure includes restricted cash of $193,000 as of December 31, 2011 and 2010. There were no unrealized gains and losses associated with our short-term investments as of December 31, 2011 or 2010.

Prior to their conversion to common stock warrants, the change in fair value of our preferred stock warrant liability and notes payable success fee liability was recorded as other income in the consolidated statements of operations. For the year ended December 31, 2009 we recorded other income of $848,000 related to the aggregate change in fair value of the preferred stock warrant liability and notes payable success fee liability. See Note 10 for a discussion of the valuation methodology used to estimate the fair value of the preferred stock warrant liability and the reclassification to additional paid-in-capital upon conversion of the preferred stock warrants to common stock warrants in connection with the IPO.

Note 5—Certain Balance Sheet Accounts

Receivables

Grant and other receivables consisted of the following:

	December 31,
	2011	2010
	(in thousands)
Grant and GPCR funding receivable	$862	$1,144
Other receivables	14	335

Grant and other receivables	$876	$1,479

On October 29, 2010, we were awarded grants totaling $1.7 million from the U.S. government pursuant to the U.S. Qualifying Therapeutic Discovery Project Program. We received $1.5 million in 2010, which was recorded as other income. We received the remaining $236,000 in May 2011.

Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2011	2010
	(in thousands)
Computer equipment	$490	$518
Computer software	419	414
Office equipment and furniture	284	284
Leasehold improvements	304	310
Capital lease equipment	201	201
Laboratory equipment	1,520	1,978

Total	3,218	3,705
Less accumulated depreciation and amortization	(2,479)	(2,083)

Property and equipment, net	$739	$1,622

Our property and equipment have lives that range from three to five years with the exception of the leasehold improvements that are limited to the lesser of the term of the lease or five years. For the years ended December 31, 2011, 2010 and 2009, depreciation expense was $435,000, $472,000 and $392,000, respectively.

Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2011	2010
	(in thousands)
Clinical trials	$3,532	$2,548
Contract research	694	351
Employee compensation	364	974
Other accruals	750	694

Accrued expenses	$5,340	$4,567

Accumulated Other Comprehensive Loss

Comprehensive loss is comprised of net loss and certain changes in equity that are excluded from net loss. Our only component of other comprehensive loss is unrealized gains (losses) on available-for-sale securities. There was no accumulated other comprehensive loss as of December 31, 2011 as we sold the underlying available-for-sale securities in May 2010.

Note 6—Notes Payable

Loan and Security Agreement

In October 2010, we entered into a loan and security agreement with Oxford pursuant to which Oxford agreed to lend us up to $20.0 million in two tranches of $10.0 million each. Upon signing the agreement, we borrowed the first tranche of $10 million, or Tranche 1, approximately $9.0 million of which we used to repay all outstanding amounts, including a 1.0% prepayment fee, due under our loan and security agreement with BlueCrest Venture Finance Master Fund Limited, or BlueCrest. Upon payment of the approximately $9.0 million to BlueCrest, all of our liabilities to BlueCrest were paid in full, and all commitments of BlueCrest to us under the loan agreement were terminated. In connection with the repayment of the BlueCrest liability, we recognized as interest expense $208,000 of unamortized debt issuance costs and debt discount. Prior to the refinancing, we recognized non-cash interest expense associated with amortization of these deferred costs of $166,000 and $253,000 for the years ended December 31, 2010 and 2009, respectively. In March 2011, we borrowed the second tranche of $10.0 million, or Tranche 2.

We are using the proceeds remaining from Tranche 1 and Tranche 2 for working capital and general business purposes. Interest on Tranche 1 and Tranche 2 accrues at annual fixed rates of 8.55% and 8.56%, respectively. Payments due under Tranche 1 and Tranche 2 were interest only, payable monthly, in arrears, through October 31, 2011. Beginning November 1, 2011, 36 payments of principal and interest are payable monthly, in arrears. All unpaid principal and accrued and unpaid interest are due and payable on the maturity date, October 21, 2014. We may prepay all, but not less than all, of the outstanding principal and accrued and unpaid interest under either Tranche 1 or Tranche 2 at any time upon prior notice to Oxford and the payment of a fee equal to 1% of the then-outstanding principal amount. As security for our obligations under the Oxford agreement, we granted Oxford a security interest in substantially all of our assets, excluding intellectual property.

Upon the last payment date of the amounts borrowed from Oxford, we will be required to pay Oxford a final payment fee equal to 5.0% of Tranche 1 ($500,000) and 4.0% of Tranche 2 ($400,000). The final payment fees were recorded as a discount to the notes and are being amortized to interest expense using the effective interest method over the repayment term of the initial loan amount. In connection with Tranche 1 and Tranche 2, we incurred debt issuance costs of $169,000 and $58,000, respectively, that were capitalized and included in other assets in the balance sheets. Included in the debt issuance costs of each tranche is a one-time facility fee payment to Oxford of $50,000. The debt issuance costs are being amortized to interest expense using the effective interest method over the term of the initial loan amount. For the years ended December 31, 2011 and 2010, total non-cash interest expense associated with our borrowings under Tranche 1 and Tranche 2 includes amortization of the discount of $280,000 and $31,000, respectively, and amortization of debt issuance costs of $72,000 and $10,000, respectively. As of December 31, 2011 and 2010, the remaining unamortized balance of the debt discount is $589,000 and $469,000, respectively, and the remaining unamortized balance of the debt issuance costs is $145,000 and $159,000, respectively.

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

Material adverse effect, or MAE, is defined in the loan agreement as a material adverse effect upon (i) the business operations, properties, assets, results of operations or financial condition of Omeros, taken as a whole with respect to our viability, that reasonably would be expected to result in our inability to repay any portion of the loans in accordance with the terms of the loan agreement, (ii) the validity, perfection, value or priority of Oxford’s security interest in the collateral, (iii) the enforceability of any material provision of the loan agreement or related agreements or (iv) the ability of Oxford to enforce its rights and remedies under the loan agreement or related agreements. We considered the MAE definition and believe that the MAE clause has not been triggered as of December 31, 2011.

Software Financing Arrangement

In December 2008, we entered into agreements to finance certain software licenses. The amount financed totaled $193,000 and is payable over a three-year period with an effective interest rate of 8.0%. Amounts due under these arrangements were fully paid as of December 31, 2011.

Equipment Financing

During 2010, we entered into a lease for the copier equipment. The lease has been treated as a capital lease with an original principal amount totaling $201,000 and a lease term of 60 months with an effective interest rate of 8.51%. The equipment related to this capital lease is included in our property, plant and equipment. At December 31, 2011 and 2010, this equipment had a net book value of $144,000 and $184,000, respectively, which included $57,000 and $17,000 of accumulated depreciation, respectively.

Future Principal Payments

Future principal payments as of December 31, 2011 under the Oxford loan and security agreement and our copier lease, based on stated contractual maturities, are as follows:

Year Ending December 31,	Total
(in thousands)
2012	$6,232
2013	6,787
2014	6,124
2015	33
2016	—

Total principal payments	19,176
Less current portion	(6,232)

Total notes payable, net of current portion	$12,944

The principal payments reflected in the table above exclude the remaining unamortized balance of the debt discount and include the short-term portion of the principal payments on our copier lease, which are included in accrued liabilities in the accompanying balance sheet.

Note 7—Revenue

We have received Small Business Innovative Research, or SBIR, grants from the National Institutes of Health through December 31, 2011 totaling $4.3 million. The grants support research and development of our product candidates. We recorded revenue related to these grants of $266,000, $876,000 and $432,000, for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, $595,000 remained available under these grants.

In December 2006, we entered into a funding agreement with The Stanley Medical Research Institute, or SMRI, to develop a proprietary PDE10 inhibitor product candidate for the treatment of schizophrenia. Under the agreement, we may receive grant and equity funding of up to $9.0 million upon achievement of product development milestones through Phase 1 clinical trials, subject to our mutual agreement with SMRI. We hold the exclusive rights to the technology. In consideration for SMRI’s grant funding, we will become obligated to pay SMRI royalties based on net income, as defined under the agreement, from commercial sales of a PDE10 inhibitor product, not to exceed a set multiple of total grant funding received. If a PDE10 inhibitor product candidate does not reach commercialization, we are not required to repay the grant funds. Through December 31, 2011, we have received a total of $5.7 million from SMRI in the form of grant and equity funding. As of December 31, 2011, all amounts pertaining to this agreement previously recorded as deferred revenue in the accompanying balance sheet have been recognized as revenue. In 2007 and 2009, as consideration for the equity funding noted above, we sold an aggregate of 255,103 shares of Series E convertible preferred stock to SMRI, which were subsequently converted to common stock in connection with our initial public offering. We recognized revenue under the SMRI funding agreement of $227,000, $475,000 and $548,000, for the years ending December 31, 2011, 2010, and 2009, respectively.

In October 2010, we entered into a platform development funding agreement with Vulcan pursuant to which we received $20.0 million for our G protein-coupled receptor, or GPCR, program from Vulcan. Of the funds received from Vulcan, we recorded $10.8 million as a reduction of the cost of the intellectual property assets we purchased from Patobios Limited, or Patobios, $994,000 was recorded in equity for the fair value of warrants issued to Vulcan, and the remaining $8.2 million was recorded as deferred revenue. The deferred revenue balance is being recognized as revenue or as a reduction of the costs of assets purchased in direct proportion to the related GPCR expenses as they are incurred. Also in October 2010, we entered into an agreement with LSDF under which we received a $5.0 million grant award from LSDF that will be paid to us as reimbursement of expenses that we incur and for equipment purchases we make for our GPCR program. For the years ended December 31, 2011 and 2010, we have recorded reductions to the Vulcan deferred revenue balance of $2.0 million and $484,000, respectively, which includes $2.0 and $468,000 recognized as revenue and $38,000 and $16,000 recorded as cost reductions to assets, respectively. As of December 31, 2011, $5.7 million in deferred revenue pertaining to the Vulcan Agreement was recorded in the accompanying balance sheet. Under the LSDF agreement, for the years ended December 31, 2011 and 2010, respectively, we recognized revenue of $2.0 million and $212,000 and have recorded cost reductions to assets of $1.7 million and $494,000. As of December 31, 2011, we had incurred $4.4 million of expenses reimbursable by LSDF under our grant award agreement. See additional discussion of the Vulcan and LSDF agreements under Note 9.

Note 8—Commitments and Contingencies

We lease laboratory and corporate office space and rent equipment under operating lease agreements that include certain rent escalation terms. The laboratory space lease term extends through September 30, 2012 and as of December 31, 2011 the lease term for the corporate office space expired July 31, 2014. Rental of equipment extends into 2013. We sublease a portion of our leased properties. Future minimum payments related to the leases, which exclude common area maintenance and related operating expenses, at December 31, 2011, are as follows:

Year Ending December 31,	Net Lease Payments
(in thousands)
2012	$1,334
2013	433
2014	238

Total	$2,005

On January 27, 2012, we entered into a lease with BMR-201 Elliott Avenue LLC, or BMR, for approximately 64,500 square feet of office and laboratory space. The premises leased by us will replace the separate office and laboratory spaces that we currently occupy. Lease payments in connection with the BMR lease are not included in the table above and are discussed further in Note 14. On January 30, 2012, in connection with the new lease agreement, we gave notice to the landlord of our current corporate office space that we were terminating the lease for that space on January 30, 2013.

Rent expense totaled $2.2 million, $2.1 million and $2.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. Rental income received under noncancelable subleases was $693,000, $793,000 and $799,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Rental income is recorded as other income in the consolidated statements of operations.

In connection with the funding agreement with SMRI, beginning the first calendar year after commercial sales of a schizophrenia product, if and when a product is commercialized, we may become obligated to pay royalties based on net income, as defined in the agreement, not to exceed a set multiple of total grant funding received. Based on the amount of grant funding received as of December 31, 2011, the maximum amount of royalties payable by us is $12.8 million. We have not paid any such royalties through December 31, 2011.

In February 2009, we entered into a patent assignment agreement with an individual whereby we acquired all intellectual property rights, including patent applications, related to peroxisome proliferators activated receptor gamma, or PPARg agonists for the treatment and prevention of addictions to substances of abuse, as well as other compulsive behaviors. No payments were made related to the technology acquisition. In February 2011, we amended the patent assignment agreement to include all intellectual property rights, including patent applications, related to dietary supplements that increase PPARg activity. Under the agreement, we will be required to make payments of up to $3.8 million in total, for both PPARg agonists and dietary supplements that increase PPARg activity, to the individual upon achievement of certain development events, such as the initiation of clinical trials and receipt of marketing approval. In addition, we are obligated to pay a low single-digit percentage royalty on any net sales of drug products that are covered by any patents that issue from the acquired patent application. We recorded no research and development expense under the patent assignment agreement during the years ended December 31, 2011, 2010 and 2009.

In March 2010, we entered into a license agreement with Daiichi Sankyo Co., Ltd. (successor-in-interest to Asubio Pharma Co., Ltd.), or Daiichi Sankyo, pursuant to which we received an exclusive license to PDE7 inhibitors claimed in certain patents and pending patent applications owned by Daiichi Sankyo for use in the treatment of movement disorders and other specified indications. In February 2011, we amended the agreement to include addiction and compulsive disorders in the field of use. Under the amended agreement, we agreed to make milestone payments to Daiichi Sankyo of up to $30.2 million upon the achievement of certain events, such as successful completion of preclinical toxicology studies; dosing of human subjects in Phase 1, 2 and 3 clinical trials; receipt of marketing approval of a PDE7 inhibitor product; and reaching specified sales milestones. In addition, Daiichi Sankyo is entitled to receive from us a low single-digit percentage royalty of any net sales of a PDE7 inhibitor licensed under the agreement by us and/or our sublicensee(s), provided that if the sales are made by a sublicensee, then the amount payable by us to Daiichi Sankyo is capped at an amount equal to a low double-digit percentage of all royalty and specified milestone payments that we receive from the sublicensee. We recorded research and development expense under the agreement totaling $13,000 and $25,000 for the years ended December 31, 2011 and 2010, respectively.

In April 2010, we entered into an exclusive license agreement with Helion Biotech ApS, or Helion, pursuant to which we received a royalty bearing, worldwide exclusive license in and to all of Helion’s intellectual property rights related to MASP2 antibodies, polypeptides and methods in the field of inhibition of mannan-binding lectin-mediated activation of the complement system for the prevention, treatment or diagnosis of any disease or condition. Upon execution of the agreement, we made a one-time payment to Helion of $500,000 that was recognized as research and development expense and agreed to make development and sales milestone payments to Helion of up to an additional $6.9 million upon the achievement of certain events, such as the filing of an Investigational New Drug application with the U.S. Food and Drug Administration; initiation of Phase 2 and 3 clinical trials; receipt of marketing approval; and reaching specified sales milestones. In addition, Helion is entitled to receive from us a low single-digit percentage royalty of any net sales of a MASP2 inhibitor product that is covered by the patents licensed by us under the agreement. We recorded research and development expense under this agreement totaling $15,000 and $529,000 for years ended December 31, 2011 and 2010, respectively.

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

Note 9—Shareholders’ Equity

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

Common Stock

In May 2011, we entered into an equity line financing facility with Azimuth pursuant to which we may sell up to $40.0 million of our shares of common stock over a 24-month term. This facility replaced a prior equity line financing facility, which we had entered into with Azimuth on July 28, 2010 but had not drawn upon. Under the 2011 agreement with Azimuth, we may, from time to time over the 24-month term and in our sole discretion, present Azimuth with draw down notices requiring Azimuth to purchase a specified dollar amount of shares of our common stock, based on the volume-weighted average price per share on each of 10 consecutive trading days, or the draw down period, with the total dollar amount of each draw down subject to certain agreed-upon limitations based on the market price of our common stock at the time of the draw down. The purchase price for these shares equals the daily volume-weighted average price of our common stock on each date during the draw down period on which shares are purchased, less a discount ranging from 3.00% to 6.00%, based on a minimum price that we specify. In addition, in our sole discretion, but subject to certain limitations, we may require Azimuth to purchase a percentage of the daily trading volume of our common stock for each trading day during the draw down period. We are allowed to present Azimuth with up to 24 draw down notices during the 24-month term, with only one such draw down notice allowed per draw down period and a minimum of five trading days required between each draw down period. We may not issue more than 4,427,562 shares in connection with the committed equity line financing facility, although this limitation does not apply if the average purchase price of all shares issued to Azimuth, taking into account all discounts, equals or exceed $5.02 per share, which amount is subject to adjustment in certain circumstances specified in the facility. We have not drawn funds under this facility.

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

As of December 31, 2011, we had reserved shares of common stock for the following purposes:

Options granted and outstanding	3,006,567
Options available for future grant	2,248,509
Common stock warrants	609,016

Total shares reserved	5,864,092

Warrants

On October 21, 2010, in connection with the Vulcan agreement, we issued to Vulcan three warrants to purchase our common stock, each exercisable for 133,333 shares, with exercise prices of $20, $30 and $40 per share, respectively. The exercise price of the warrants may be paid in cash or on a “cashless” basis in which the number of shares issuable upon exercise of the warrant would be reduced by the number of shares having a fair market value equal to the applicable exercise price. The warrants will expire on October 21, 2015. The fair value of the warrants included in equity was $994,000 determined using the Black-Scholes option-pricing model.

On August 24, 2009, in connection with the IPO, we waived a termination clause included in certain outstanding warrants to purchase up to 197,478 shares of Series E convertible preferred stock at an exercise price of $12.25 per share that would have caused these warrants to terminate upon completion of the IPO if not previously exercised. The warrants were originally issued in 2007 as compensation for assistance with our Series E convertible preferred stock financing. The holders of these warrants included members of the IPO selling group and related persons, among other persons. As a result of this waiver, the warrants remain outstanding following completion of the IPO and will terminate upon the earlier of (a) a change of control as defined in the warrants and (b) March 29, 2012. We revalued the warrants based on the fair value as of the closing of the IPO when the warrants converted to common stock warrants, which resulted in an adjustment to the preferred stock warrant liability. The related income was included in other income, net. The balance of the preferred stock warrant liability was reclassified to additional paid-in-capital upon the conversion of the preferred stock warrants to common stock warrants. The common stock warrants are recorded in permanent equity and are not adjusted to fair value on a recurring basis. As of December 31, 2011, 2010 and 2009 we had outstanding warrants to purchase 609,016, 609,016 and 209,017 shares of common stock with weighted-average exercise prices of $23.85, $23.85 and $12.08 per share, respectively.

Until the completion of our IPO, the fair value of the preferred stock warrants was classified as a liability on the Consolidated Balance Sheet and was adjusted to fair value using the Black-Scholes option pricing model at the end of each reporting period. The remaining preferred stock warrant liability was reclassified to additional paid-in-capital upon conversion of the preferred stock warrants to common stock warrants in connection with the IPO that was completed on October 13, 2009. The decrease in the fair value of the preferred stock warrants totaled $878,000 for the year ended December 31, 2009 and is included in other income, net.

Note 10—Stock-Based Compensation

Stock Options

Our 2008 Equity Incentive Plan, or 2008 Plan, provides for the grant of incentive and nonstatutory stock options, restricted stock, stock appreciation rights, performance units and performance shares to employees, directors and consultants and subsidiary corporations’ employees and consultants. The 2008 Plan also allows any shares returned under our Amended and Restated 1998 Stock Option Plan, or 1998 Plan, as a result of cancellation of options or repurchase of shares issued pursuant to the 1998 Plan, to be issued under the 2008 Plan subject to a maximum limit of 3,084,848 shares. As of December 31, 2011 and 2010, a total of 365,377 and 357,135 shares, respectively, have been reserved under the 2008 Plan as a result of the cancellation of options or repurchase of shares under the 1998 Plan. In addition, the 2008 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year, beginning with the 2010 fiscal year, equal to the lesser of:

•	five percent of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year;

•	1,785,714 shares; or

•	such other amount as our board of directors may determine.

On January 1, 2012 and 2011, in accordance with the 2008 Plan annual increase provisions, the authorized shares in the 2008 Plan increased by 1,121,511 and 1,096,041 shares, respectively. As of December 31, 2011, a total of 3,418,873 shares were reserved for issuance under the 2008 Plan. Options are granted with exercise prices equal to the closing fair market value of the common stock on the date of the grant. The terms of options may not exceed ten years. Generally, options vest over a four-year period, but may be granted with different vesting terms.

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

	December 31,
	2011	2010	2009
Estimated weighted-average fair value	$3.31	$4.34	$7.47
Weighted-Average Assumptions
Expected volatility (A)	83%	77%	76%
Expected term, in years (B)	5.73	6.08	6.08
Risk-free interest rate (C)	1.97%	2.55%	2.63%
Expected dividend yield (D)	0%	0%	0%

(A)	Expected Volatility. Because of our limited trading history, the expected volatility rate used to value stock option grants is based on volatilities of a peer group of similar companies whose share prices are publicly available. The peer group was developed based on companies in the pharmaceutical and biotechnology industry in a similar stage of development.
(B)	Expected Term. We elected to utilize the “simplified” method for “plain vanilla” options to value stock option grants. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option.
(C)	Risk-free Interest Rate. The risk-free interest rate assumption was based on zero-coupon U.S. Treasury instruments that had terms consistent with the expected term of our stock option grants.
(D)	Expected Dividend Yield. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future.

Stock-based compensation guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates. We estimate forfeitures based on our historical experience; separate groups of employees that have similar historical forfeiture behavior are considered separately for expense recognition.

Stock options granted to non-employees are accounted for using the fair value approach. The fair value of non-employee option grants are estimated using the Black-Scholes option-pricing model and are re-measured over the vesting term as earned. The estimated fair value is charged to expense over the applicable service period. During the years ended December 31, 2011, 2010 and 2009, we granted to non-employees options to purchase 15,000, 9,600 and 0 shares of common stock, respectively.

Stock-Based Compensation Summary. Stock-based compensation expense includes amortization of stock options granted to employees and non-employees’ and has been reported in our consolidated statements of operations as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Research and development	$819	$971	$879
General and administrative	1,108	1,207	615

Total	$1,927	$2,178	$1,494

In connection with the non-employee options, we recognized expense of $62,000, $139,000 and $31,000 during the years ended December 31, 2011, 2010 and 2009, respectively.

Stock option activity and related information is as follows:

	Options Outstanding	Weighted- Average Exercise Price per Share	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2010	3,589,292	$3.09
Granted	75,400	5.34
Exercised	(509,398)	1.17
Forfeited	(148,727)	6.11

Balance at December 31, 2011	3,006,567	$3.32	6.35	$4,960

Vested and expected to vest at December 31, 2011	2,947,509	$3.26	6.31	$4,960

Exercisable at December 31, 2011	2,379,046	$2.47	5.82	$4,960

The total intrinsic value of options exercised during the years ended December 31, 2011, 2010, and 2009 was $2.1 million, $1.4 million and $177,000, respectively.

Information about stock options outstanding and exercisable is as follows:

	December 31, 2011
	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Options	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$0.78-3.95	1,832,460	5.10	$1.24	1,822,041	$1.23
$4.53-$7.01	953,183	8.31	6.14	473,245	6.18
$7.30-9.80	204,855	8.46	8.04	70,856	7.82
$10.63-13.49	16,069	6.17	12.66	12,904	12.61

$0.78-13.49	3,006,567	6.35	$3.32	2,379,046	$2.47

At December 31, 2011 there were 627,521 unvested options outstanding that will vest over a weighted-average period of 2.2 years. Excluding non-employee stock options, the total estimated compensation expense to be recognized in connection with these shares is $2.3 million.

Note 11—Income Taxes

We have a history of losses and therefore have made no provision for income taxes. Deferred income taxes reflect the tax effect of net operating loss and tax credit carryforwards and the net temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of deferred tax assets are as follows:

	December 31,
	2011	2010
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$48,901	$39,820
Deferred revenue	14	91
Stock-based compensation	1,306	991
Research and development tax credits	3,560	3,192
Investment in Partnership	547	604
Other	303	388

	54,631	45,086
Less valuation allowance	(54,631)	(45,086)

Net deferred tax assets	$—	$—

As of December 31, 2011 and 2010, we had net operating loss carryforwards of approximately $143.8 million and $117.1 million, respectively, and research and development tax credit carryforwards of approximately $3.6 million and $3.2 million, respectively. Unless previously utilized, our net operating loss and research and development tax credit carryforwards expire between 2012 and 2031

In certain circumstances, due to ownership changes, the net operating loss and tax credit carryforwards may be subject to limitations under the Internal Revenue Code of 1986, as amended (the Code). Our ability to utilize our net operating loss and tax credit carryforwards may be limited in the event that a change in ownership, as defined in Section 382 of the Code, has occurred or may occur in the future. Approximately $2.7 million of our net operating loss carryforwards relate to tax deductible stock-based compensation in excess of amounts recognized for financial statement purposes. To the extent that net operating loss carryforwards, if realized, relate to stock-based compensation, the resulting tax benefits will be recorded to shareholders’ equity, rather than to the results of operations.

We have established a 100% valuation allowance due to the uncertainty of our ability to generate sufficient taxable income to realize the deferred tax assets. Our valuation allowance increased $9.5 million, $11.1 million and $6.8 million in 2011, 2010 and 2009, respectively, primarily due to net operating losses incurred during these periods.

A reconciliation of the Federal statutory tax rate of 34% to our effective income tax rate follows:

	December 31,
	2011	2010	2009
Statutory tax rate	(34)%	(34)%	(34)%
Permanent difference	1	(1)	4
Change in valuation allowance	33	27	20
Other	—	8	10

Effective tax rate	—	—	—

We file income tax returns in the United States, which typically provides for a three-year statute of limitations on assessments. However, because of net operating loss carryforwards, substantially all of our tax years remain open to federal tax examination.

The guidance for accounting for uncertainties in income taxes requires that we recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result of the implementation of this guidance, we identified certain adjustments to our research and development tax credit, which was accounted for as a reduction to the deferred tax assets. There have been no changes in unrecognized tax benefits for the years ended December 31, 2011, 2010 and 2009. Further, there were no unrecognized tax benefits that impacted our effective tax rate and accordingly, there was no material effect to our financial position, results of operations or cash flows.

Our policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense. To date, there have been no interest or penalties charged to us in relation to the underpayment of income taxes.

We do not anticipate that our unrecognized tax benefits will significantly increase in the next 12 months.

Note 12—401(k) Retirement Plan

We have adopted a 401(k) plan. To date, we have not matched employee contributions to the plan. All employees are eligible to participate, provided they meet the requirements of the plan.

Note 13—Quarterly Information (Unaudited)

The following table summarizes the unaudited statements of operations for each quarter of 2011 and 2010 (in thousands, except per share amounts):

	March 31,	June 30,	September 30,	December 31,
	2011
Revenue	$1,239	$1,155	$987	$1,143
Total operating expenses	7,689	6,104	7,151	10,990
Loss from operations	(6,450)	(4,949)	(6,164)	(9,847)
Net loss	(6,542)	(5,291)	(6,512)	(10,201)
Basic and diluted net loss per share	$(0.30)	$(0.24)	$(0.29)	$(0.46)

	2010
Revenue	$378	$497	$254	$976
Total operating expenses	6,803	8,131	7,744	9,533
Loss from operations	(6,425)	(7,634)	(7,490)	(8,557)
Net loss	(6,661)	(7,804)	(7,555)	(7,231)
Basic and diluted net loss per share	$(0.31)	$(0.36)	$(0.35)	$(0.34)

Note 14—Subsequent Events

Lease Agreement

On January 27, 2012, we entered into a lease with BMR-201 Elliott Avenue LLC, or the Landlord, for approximately 64,500 square feet of office and laboratory space in the building located at 201 Elliott Avenue West, Seattle, Washington, or The Omeros Building. The premises leased by us within The Omeros Building will replace the separate office and laboratory spaces that we currently occupy.

The term of the lease is 15 years with two options to extend the lease term, each by 5 years. The expected term commencement date is October 1, 2012. The annual base rent due under the lease is $0 for the first year, $2.5 million for the second year and $3.2 million for the third year and will increase by 2.5% each year thereafter. In addition, we will be responsible for paying our proportionate share of utilities, taxes, insurance and maintenance as well as a property management fee. The Landlord has agreed to provide tenant improvements to the leased premises on a turn-key basis, a lease incentive (i.e., cash payment) to us of $3.0 million, and to reimburse us for up to $650,000 in expenses incurred by us in connection with The Omeros Building. The lease incentive is to be amortized over the initial Lease term at the annual rate of 3.0%.

During the first three years of the lease term, we have the option to lease specified additional space in The Omeros Building. We have a right of first refusal for the remaining premises as well as a right of first offer for specified premises in The Omeros Building. If at any time during the term our space requirements exceed the available space in The Omeros Building, the Landlord will relocate us to a new building under a build-to-suit lease with no termination penalty payable under the Lease, subject to the negotiation of a mutually acceptable build-to-suit lease. In addition, beginning with the sixth year of the lease term, if we request from the Landlord additional space in The Omeros Building with a minimum square footage specified in the lease and the Landlord is unable to provide such additional space to us, we may terminate the lease without payment of any termination fees other than the unamortized lease incentive. We have the right to terminate the lease beginning with year nine of the Lease term, subject to the payment of a lease termination fee. If we terminate the lease during years 9 through 10, the termination fee is equal to 30% of the unamortized tenant improvements and 100% of the unamortized lease incentive. If we terminate the lease any time after year 10 of the term, the termination fee is equal to 20% of the unamortized tenant improvements and 100% of the unamortized lease incentive.

On January 30, 2012, in connection with the new lease agreement for The Omeros Building, we gave notice to the landlord of our current corporate office space that we were terminating the lease for that space on January 30, 2013.

EXHIBIT INDEX

Exhibit Number	Footnote Reference	Description

3.1	(1)	Amended and Restated Articles of Incorporation of Omeros Corporation

3.2	(1)	Amended and Restated Bylaws of Omeros Corporation

4.1	(2)	Form of Omeros Corporation common stock certificate

4.2	(3)	Stock Purchase Warrant issued by nura, inc. to Oxford Finance Corporation dated April 26, 2005 (assumed by Omeros Corporation on August 11, 2006)

4.3	(3)	Amended and Restated Investors’ Rights Agreement among Omeros Corporation and holders of capital stock dated October 15, 2004

4.4	(4)	Form of Omeros Corporation Stock Purchase Warrant (as of December 31, 2011, warrants in this form permitted the purchase up to a total of 167,885 shares of common stock)

4.5	(4)	Form of Omeros Corporation Stock Purchase Warrant (as of December 31, 2011, warrants in this form permitted the purchase up to a total of 29,593 shares of common stock)

4.6	(4)	Form of Notice of Waiver of Warrant Termination (applicable to Stock Purchase Warrants filed as Exhibits 4.4 and 4.5)

4.7	(5)	Form of Common Stock Warrant issued by Omeros Corporation to Cougar Investment Holdings LLC, which warrants were subsequently assigned to its affiliate Vulcan Capital Venture Capital II LLC (as of December 31, 2011, warrants in this form permitted the purchase of up to a total of 399,999 shares of common stock)

10.1	(3)*	Form of Indemnification Agreement entered into between Omeros Corporation and its directors and officers

10.2	(3)*	Second Amended and Restated 1998 Stock Option Plan

10.3	(3)*	Form of Stock Option Agreement under the Second Amended and Restated 1998 Stock Option Plan (that does not permit early exercise)

10.4	(3)*	nura, inc. 2003 Stock Plan

10.5	(3)*	Form of Stock Option Agreement under the nura, inc. 2003 Stock Plan

10.6	(6)*	2008 Equity Incentive Plan

10.7	(6)*	Form of Stock Option Award Agreement under the 2008 Equity Incentive Plan (used for option awards granted after October 7, 2009)

10.8	(6)*	Form of Stock Option Award Agreement under the 2008 Equity Incentive Plan (used for option awards granted on or before October 7, 2009)

10.9	(7)*	Second Amended and Restated Employment Agreement between Omeros Corporation and Gregory A. Demopulos, M.D. dated April 7, 2010

10.10	(3)*	Offer Letter between Omeros Corporation and Marcia S. Kelbon, Esq. dated August 16, 2001

10.11	(3)*	Technology Transfer Agreement between Omeros Corporation and Gregory A. Demopulos, M.D. dated June 16, 1994

10.12	(3)	Technology Transfer Agreement between Omeros Corporation and Pamela Pierce, M.D., Ph.D. dated June 16, 1994

Exhibit Number	Footnote Reference	Description

10.13	(3)*	Second Technology Transfer Agreement between Omeros Corporation and Gregory A. Demopulos, M.D. dated December 11, 2001

10.14	(3)	Second Technology Transfer Agreement between Omeros Corporation and Pamela Pierce, M.D., Ph.D. dated March 22, 2002

10.15	(3)*	Technology Transfer Agreement between Omeros Corporation and Gregory A. Demopulos, M.D. dated June 16, 1994 (related to tendon splice technology)

10.16	(3)	U.S. Bank Centre Office Lease Agreement between Bentall City Centre LLC and Scope International, Inc. dated September 28, 1998

10.17	(3)	Assignment and Amendment of Lease among Omeros Corporation, City Centre Associates and Navigant Consulting, Inc. dated August 1, 2002

10.18	(3)	Second Amendment to Office Lease Agreement between Omeros Corporation and City Centre Associates dated January 4, 2006

10.19	(3)	Lease Agreement between Alexandria Real Estate Equities, Inc. and Primal, Inc. dated April 6, 2000

10.20	(3)	Lease Agreement between Alexandria Real Estate Equities, Inc. and Primal, Inc. dated September 28, 2001

10.21	(3)	Assignment and Assumption and Modification of Lease Documents among Alexandria Real Estate Equities, Inc., Primal, Inc., and nura, inc. dated October 23, 2003

10.22	(3)	Assignment and Assumption and Modification of Lease Documents among Alexandria Real Estate Equities, Inc., nura, inc., and Omeros Corporation dated September 26, 2007

10.23	(4)†	Commercial Supply Agreement between Omeros Corporation and Hospira Worldwide, Inc. dated October 9, 2007

10.24	(4)†	Exclusive License and Sponsored Research Agreement between Omeros Corporation and the University of Leicester dated June 10, 2004

10.25	(3)†	Research and Development Agreement First Amendment between Omeros Corporation and the University of Leicester dated October 1, 2005

10.26	(4)†	Exclusive License and Sponsored Research Agreement between Omeros Corporation and the Medical Research Council dated October 31, 2005

10.27	(3)†	Amendment dated May 8, 2007 to Exclusive License and Sponsored Research Agreement between Omeros Corporation and the Medical Research Council dated October 31, 2005

10.28	(8)†	Funding Agreement between Omeros Corporation and The Stanley Medical Research Institute dated December 18, 2006

10.29	(6)	Landlord Consent to Sublease among Christensen O’Connor Johnson Kindness PLLC, City Centre Associates and Omeros Corporation dated January 29, 2008

10.30	(8)†	Exclusive Technology Option Agreement between Omeros Corporation, Patobios Limited, Susan R. George, M.D., Brian F. O’Dowd, Ph.D. and U.S. Bank National Association as escrow agent dated September 4, 2008

10.31	(9)	First Amendment of Exclusive Technology Option Agreement between Omeros Corporation, Patobios Limited, Susan R. George, M.D., Brian F. O’Dowd, Ph.D. and U.S. Bank National Association as escrow agent dated November 10, 2009

Exhibit Number	Footnote Reference	Description

10.32	(4)†	Patent Assignment Agreement between Omeros Corporation and Roberto Ciccocioppo, Ph.D. dated February 23, 2009

10.33	(4)*	Omeros Corporation Non-Employee Director Compensation Policy

10.34	(10)†	License Agreement between Omeros Corporation and Daiichi Sankyo Co., Ltd. (successor-in-interest to Asubio Pharma Co., Ltd.) dated March 3, 2010

10.35	(11)†	Amendment No. 1 to License Agreement with an effective date of January 5, 2011 between Omeros Corporation and Daiichi Sankyo Co., Ltd.

10.36	(12)†	Exclusive License Agreement between Omeros Corporation and Helion Biotech ApS dated April 20, 2010

10.37	(13)	Common Stock Purchase Agreement dated May 10, 2011 between Omeros Corporation and Azimuth Opportunity, Ltd., an Institutional Division of Financial West Group, member FINRA/SIPC

10.38	(13)	Engagement Letter dated May 10, 2011 between Omeros Corporation and Reedland Capital Partners

10.39	(5)	Loan and Security Agreement between Omeros Corporation and Oxford Finance Corporation dated October 21, 2010

10.40	(14)	Second Amendment to Loan and Security Agreement dated as of March 25, 2011 between Omeros Corporation and Oxford Finance Corporation

10.41	(5)	Secured Promissory Note issued by Omeros Corporation to Oxford Finance Corporation dated October 21, 2010

10.42	(14)	Secured Promissory Note issued by Omeros Corporation to Oxford Finance Corporation dated March 25, 2011

10.43	(15)†	Platform Development Funding Agreement between Omeros Corporation and Vulcan Inc. and its affiliate dated October 21, 2010

10.44	(15)†	Grant Award Agreement between Omeros Corporation and the Life Sciences Discovery Fund Authority dated October 21, 2010

12.1		Ratio of Earnings to Fixed Charges

21.1	(3)	List of significant subsidiaries of Omeros Corporation

23.1		Consent of Independent Registered Public Accounting Firm

31.1		Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1		Description of Omeros Corporation Securities

Exhibit Number	Footnote Reference	Description

101.INS**		XBRL Instance Document

101.SCH**		XBRL Taxonomy Extension Schema Document

101.CAL**		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**		XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**		XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Annual Report on Form 10-K filed by Omeros Corporation on March 31, 2010 (File No. 001-34475).
(2)	Incorporated by reference from the Registration Statement on Form S-1/A filed by Omeros Corporation on October 2, 2009 (File No. 333-148572).
(3)	Incorporated by reference from the Registration Statement on Form S-1 filed by Omeros Corporation on January 9, 2008 (File No. 333-148572).
(4)	Incorporated by reference from the Registration Statement on Form S-1/A filed by Omeros Corporation on September 16, 2009 (File No. 333-148572).
(5)	Incorporated by reference from the Current Report on Form 8-K filed by Omeros Corporation on October 25, 2010 (File No. 001-34475).
(6)	Incorporated by reference from the Registration Statement on Form S-1/A filed by Omeros Corporation on April 1, 2008 (File No. 333-148572).
(7)	Incorporated by reference from the Current Report on Form 8-K filed by Omeros Corporation on April 12, 2010 (File No. 001-34475).
(8)	Incorporated by reference from the Registration Statement on Form S-1/A filed by Omeros Corporation on May 15, 2009 (File No. 333-148572).
(9)	Incorporated by reference from the Current Report on Form 8-K filed by Omeros Corporation on November 12, 2009 (File No. 001-34475).
(10)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Omeros Corporation on May 12, 2010 (File No. 001-34475).
(11)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Omeros Corporation on May 10, 2011 (File No. 001-34475).
(12)	Incorporated by reference from the Quarterly Report on Form 10-Q filed by Omeros Corporation on August 10, 2010 (File No. 001-34475).
(13)	Incorporated by reference from the Current Report on Form 8-K filed by Omeros Corporation on May 10, 2011 (File No. 001-34475).
(14)	Incorporated by reference from the Current Report on Form 8-K filed by Omeros Corporation on March 31, 2011 (File No. 001-34475).
(15)	Incorporated by reference from the Annual Report on Form 10-K filed by Omeros Corporation on March 15, 2011 (File No. 001-34475).
*	Indicates management contract or compensatory plan or arrangement.
†	Portions of this exhibit are redacted in accordance with a grant of confidential treatment.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.