Form 10-Q
period 2012-03-31
OMEROS CORP
filed 2012-05-10
CIK 1285819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of May 3, 2012, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 22,451,837.

OMEROS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2012

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMEROS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,802	$4,005
Short-term investments	815	20,565
Grant and other receivables	1,643	876
Prepaid expenses and other current assets	438	502

Total current assets	19,698	25,948
Property and equipment, net	726	739
Restricted cash	563	193
Other assets	102	102

Total assets	$21,089	$26,982

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,394	$2,002
Accrued expenses	5,303	5,340
Deferred revenue	4,995	5,748
Current portion of notes payable	6,050	5,895

Total current liabilities	18,742	18,985
Notes payable, less current portion	11,969	13,551
Other liabilities	3,061	—
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.01 per share:
Authorized shares—20,000,000 at March 31, 2012 (unaudited) and December 31, 2011;
Issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share:
Authorized shares—150,000,000 at March 31, 2012 (unaudited) and December 31, 2011;
Issued and outstanding shares—22,451,837 and 22,430,234 at March 31, 2012 (unaudited) and December 31, 2011, respectively	225	224
Additional paid-in capital	172,120	170,355
Accumulated deficit	(185,028)	(176,133)

Total shareholders’ deficit	(12,683)	(5,554)

Total liabilities and shareholders’ equity	$21,089	$26,982

See notes to consolidated financial statements

OMEROS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue	$1,496	$1,239
Operating expenses:
Research and development	7,246	5,425
General and administrative	2,322	2,264

Total operating expenses	9,568	7,689

Loss from operations	(8,072)	(6,450)
Investment income	12	17
Interest expense	(494)	(293)
Other (expense) income, net	(341)	184

Net loss	$(8,895)	$(6,542)

Comprehensive loss	$(8,895)	$(6,542)

Basic and diluted net loss per share	$(0.40)	$(0.30)

Weighted-average shares used to compute basic and diluted net loss per share	22,434,903	22,056,590

See notes to consolidated financial statements

OMEROS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net loss	$(8,895)	$(6,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	93	168
Stock-based compensation expense	1,131	458
Non-cash interest expense	103	56
Warrant modification expense	511	—
Changes in operating assets and liabilities:
Grant and other receivables	(775)	184
Prepaid expenses and other current and noncurrent assets	(326)	(41)
Accounts payable and accrued expenses	345	(1,436)
Deferred revenue	(753)	(722)
Other liabilities	3,061	—

Net cash used in operating activities	(5,505)	(7,875)

Investing activities
Purchases of property and equipment	(72)	(682)
Purchases of investments	—	(9,000)
Proceeds from the sale of investments	19,750	8,000

Net cash provided by (used in) investing activities	19,678	(1,682)

Financing activities
Proceeds from borrowings under note payable, net of loan origination costs and prepayment penalty	—	9,942
Payments on notes payable	(1,500)	(28)
Proceeds from issuance of common stock upon exercise of stock options	124	286

Net cash (used in) provided by financing activities	(1,376)	10,200

Net increase in cash and cash equivalents	12,797	643
Cash and cash equivalents at beginning of period	4,005	3,278

Cash and cash equivalents at end of period	$16,802	$3,921

Supplemental cash flow information
Cash paid for interest	$402	$221

See notes to consolidated financial statements

OMEROS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information as of March 31, 2012 and for the three months ended March 31, 2012 and 2011, includes all adjustments, which include normal recurring adjustments, necessary to present fairly our interim financial information. The consolidated balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

The accompanying unaudited consolidated financial statements and notes to consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Adoption of Standards

In June 2011, the Financial Accounting Standards Board, or FASB, issued an Accounting Standards Update, or ASU, related to the presentation of comprehensive income that will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The standard does not change the items that must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard, which must be applied retroactively, was effective for interim and annual periods beginning after December 15, 2011. We adopted the standards on January 1, 2012 and have presented a combined statement of operations and comprehensive loss in our accompanying financial statements.

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

The basic and diluted net loss per share amounts for the three months ended March 31, 2012 and 2011 were computed based on the shares of common stock outstanding during the respective periods. The following table presents the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2012	2011
Historical
Numerator:
Net loss	$(8,895)	$(6,542)

Denominator:
Denominator for basic and diluted net loss per share	22,434,903	22,056,590

Basic and diluted net loss per share	$(0.40)	$(0.30)

Historical outstanding dilutive securities not included in diluted loss per share calculation:

	March 31,
	2012	2011
Outstanding options to purchase common stock	4,167,184	3,380,745
Warrants to purchase common stock	609,016	609,016

Total	4,776,200	3,989,761

Note 3—Cash, Cash Equivalents and Investments

As of March 31, 2012 and December 31, 2011, all investments are classified as short-term and available-for-sale on the accompanying balance sheet. We did not own any securities with unrealized loss positions as of March 31, 2012 or December 31, 2011. Investment income consists primarily of interest income.

Note 4—Fair-Value Measurements

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

Our fair-value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	March 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money-market funds classified as cash equivalents and restricted cash	$16,385	$—	$—	$16,385
Money-market funds classified as short-term investments	815	—	—	815

Total	$17,200	$—	$—	$17,200

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money-market funds classified as cash equivalents and restricted cash	$2,587	$—	$—	$2,587
Money-market funds classified as short-term investments	20,565	—	—	20,565

Total	$23,152	$—	$—	$23,152

Cash of $1.2 million and $1.6 million is excluded from our fair-value hierarchy disclosure as of March 31, 2012 and December 31, 2011, respectively. Additionally, the fair-value hierarchy disclosure includes restricted cash of $756,000 and $193,000 as of March 31, 2012 and December 31, 2011, respectively.

Note 5—Certain Balance Sheet Accounts

Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2012	December, 31 2011
	(in thousands)
Clinical trials	$3,391	$3,532
Contract research	482	694
Employee compensation	440	364
Other accruals	990	750

Accrued expenses	$5,303	$5,340

Note 6—Notes Payable

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

Upon the last payment date of the amounts borrowed from Oxford, we will be required to pay Oxford a final payment fee equal to 5.0% of Tranche 1 ($500,000) and 4.0% of Tranche 2 ($400,000). The final payment fees were recorded as a discount to the notes and are being amortized to interest expense using the effective-interest method over the repayment term of the initial loan amount. In connection with Tranche 1 and Tranche 2, we incurred debt issuance costs of $169,000 and $58,000, respectively, that were capitalized and included in other assets in the balance sheets. Included in the debt issuance costs of each tranche is a one-time facility-fee payment to Oxford of $50,000. The debt issuance costs are being amortized to interest expense using the effective interest method over the term of the initial loan amount. For the three months ended March 31, 2012 and 2011, total non-cash interest expense associated with our borrowings under Tranche 1 and Tranche 2 includes amortization of the discount of $83,000 and $42,000, respectively, and amortization of debt issuance costs of $20,000 and $14,000, respectively. As of March 31, 2012 and December 31, 2011, the remaining unamortized balance of the debt discount is $506,000 and $589,000, respectively, and the remaining unamortized balance of the debt issuance costs is $125,000 and $145,000, respectively.

Note 7—Revenue

We receive Small Business Innovative Research, or SBIR, grants from the National Institutes of Health, or NIH, which are used to support research and development of our product candidates. We recorded revenue related to these grants of $160,000 and $88,000, for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, $1.5 million remained available under these grants.

In December 2006, we entered into a funding agreement with The Stanley Medical Research Institute, or SMRI, to develop a proprietary phosphodiesterase 10, or PDE10, inhibitor product candidate for the treatment of schizophrenia. Under the agreement, we may receive grant and equity funding of up to $9.0 million upon achievement of product development milestones through Phase 1 clinical trials, subject to our mutual agreement with SMRI. We hold the exclusive rights to the technology. In consideration for SMRI’s grant funding, we will become obligated to pay SMRI royalties based on net income, as defined under the agreement, from commercial sales of a PDE10 inhibitor product, not to exceed a set multiple of total grant funding received. If a PDE10 inhibitor product candidate does not reach commercialization, we are not required to repay the grant funds. Through March 31, 2012, we have received a total of $5.7 million from SMRI in the form of grant and equity funding. As of March 31, 2012, all amounts pertaining to this agreement previously recorded as deferred revenue in the accompanying balance sheet have been recognized as revenue. We recognized revenue under the SMRI funding agreement of $0 and $133,000 for the three months ending March 31, 2012 and 2011, respectively.

In October 2010, we entered into a platform development funding agreement with Vulcan Inc. and its affiliate, which we refer to collectively as Vulcan, pursuant to which we received $20.0 million for our G protein-coupled receptor, or GPCR, program from Vulcan. Of the funds received from Vulcan, we recorded $10.8 million as a reduction of the cost of the intellectual property assets we purchased from Patobios Limited, or Patobios, $994,000 was recorded in equity for the fair value of warrants issued to Vulcan, and the remaining $8.2 million was recorded as deferred revenue. The deferred revenue balance is being recognized as revenue or as a reduction of the costs of assets purchased in direct proportion to the related GPCR expenses as they are incurred. Also in October 2010, we entered into an agreement with the State of Washington’s Life Sciences Discovery Fund Authority, or LSDF, under which we received a $5.0 million grant award from LSDF that will be paid to us as reimbursement of expenses that we incur and for equipment purchases we make for our GPCR program. For the three months ended March 31, 2012 and 2011, we have recorded reductions to the Vulcan deferred revenue balance of $712,000 and $557,000, respectively, which includes $712,000 and $547,000 recognized as revenue and $0 and $10,000 recorded as cost reductions to assets, respectively. As of March 31, 2012, $5.0 million in deferred revenue pertaining to the platform development funding agreement with Vulcan was recorded in the accompanying balance sheet. Under the LSDF agreement, for the three months ended March 31, 2012 and 2011, respectively, we recognized revenue of $624,000 and $471,000 and have recorded cost reductions to assets of $(8,000) and $0. As of March 31, 2012, all amounts pertaining to LSDF had been recognized as revenue or recorded as cost reductions to assets. See additional discussion of the Vulcan and LSDF agreements under Note 8.

Note 8—Commitments and Contingencies

In connection with the funding agreement with SMRI, beginning the first calendar year after commercial sales of a schizophrenia product, if and when a product is commercialized, we may become obligated to pay royalties based on net income, as defined in the agreement, not to exceed a set multiple of total grant funding received. Based on the amount of grant funding received as of March 31, 2012, the maximum amount of royalties payable by us is $12.8 million. We have not paid any such royalties through March 31, 2012.

In February 2009, we entered into a patent assignment agreement with an individual whereby we acquired all intellectual property rights, including patent applications, related to peroxisome proliferators activated receptor gamma, or PPARg agonists for the treatment and prevention of addictions to substances of abuse, as well as other compulsive behaviors. No payments were made related to the technology acquisition. In February 2011, we amended the patent assignment agreement to include all intellectual property rights, including patent applications, related to dietary supplements that increase PPARg activity. Under the agreement, we will be required to make payments of up to $3.8 million in total, for both PPARg agonists and dietary supplements that increase PPARg activity, to the individual upon achievement of certain development events, such as the initiation of clinical trials and receipt of marketing approval. In addition, we are obligated to pay a low single-digit percentage royalty on any net sales of drug products that are covered by any patents that issue from the acquired patent applications. We recorded no research and development expense under the patent assignment agreement during the three months ended March 31, 2012 and 2011.

In March 2010, we entered into a license agreement with Daiichi Sankyo Co., Ltd. (successor-in-interest to Asubio Pharma Co., Ltd.), or Daiichi Sankyo, pursuant to which we received an exclusive license to phosphodiesterase 7, or PDE7, inhibitors claimed in certain patents and pending patent applications owned by Daiichi Sankyo for use in the treatment of movement disorders and other specified indications. In February 2011, we amended the agreement to include addiction and compulsive disorders in the field of use. Under the amended agreement, we agreed to make milestone payments to Daiichi Sankyo of up to $30.2 million upon the achievement of certain events, such as successful completion of preclinical toxicology studies; dosing of human subjects in Phase 1, 2 and 3 clinical trials; receipt of marketing approval of a PDE7 inhibitor product; and reaching specified sales milestones. In addition, Daiichi Sankyo is entitled to receive from us a low single-digit percentage royalty of any net sales of a PDE7 inhibitor licensed under the agreement by us and/or our sublicensee(s), provided that if the sales are made by a sublicensee, then the amount payable by us to Daiichi Sankyo is capped at an amount equal to a low double-digit percentage of all royalty and specified milestone payments that we receive from the sublicensee. We recorded research and development expense under the agreement totaling $0 and $13,000 for the three months ended March 31, 2012 and 2011, respectively.

In April 2010, we entered into an exclusive license agreement with Helion Biotech ApS, or Helion, pursuant to which we received a royalty bearing, worldwide exclusive license in and to all of Helion’s intellectual property rights related to mannan-binding lectin-associated serine protease-2, or MASP-2, antibodies, polypeptides and methods in the field of inhibition of mannan-binding lectin-mediated activation of the complement system for the prevention, treatment or diagnosis of any disease or condition. Upon execution of the agreement, we made a one-time payment to Helion of $500,000 that was recognized as research and development expense and agreed to make development and sales milestone payments to Helion of up to an additional $6.9 million upon the achievement of certain events, such as the filing of an Investigational New Drug application with the U.S. Food and Drug Administration; initiation of Phase 2 and 3 clinical trials; receipt of marketing approval; and reaching specified sales milestones. In addition, Helion is entitled to receive from us a low single-digit percentage royalty of any net sales of a MASP-2 inhibitor product that is covered by the patents licensed by us under the agreement. We recorded no research and development expense under this agreement during the three months ended March 31, 2012 and 2011.

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

As outlined in detail in Item 1, Legal Proceedings, we are involved in litigation brought against us by our former CFO, Richard J. Klein. Mr. Klein has asserted claims related to an alleged wrongful discharge of his employment and qui tam claims under the Federal False Claims Act related to certain NIH grants. Mr. Klein seeks, among other things, damages in an amount to be proven at trial, actual litigation expenses, damages for loss of future earnings and his reasonable attorneys’ fees. The U.S. government filed a notice of its election to decline intervention in the qui tam claims. Thereafter, the court issued an order granting our motion to dismiss the majority of Mr. Klein’s qui tam claims for failing to meet statutory requirements, leaving pending only qui tam claims related (1) to our alleged obligations stemming from $164,000 of grant funds drawn down by nura, inc. prior to our acquisition of nura, inc. in 2006 and (2) to allegations regarding an NIH grant that we previously reported to the NIH and for which the NIH confirmed to us in writing that it was satisfied with our handling of the matter. We are vigorously defending ourselves against Mr. Klein’s claims and seek, among other things, our attorneys’ fees and costs incurred in defending this action. We deny Mr. Klein’s allegations and, while we can provide no assurances regarding the outcome of the litigation with Mr. Klein, believe that we have substantial and meritorious defenses to his remaining claims. The ultimate financial impact of the lawsuit is not yet determinable. Therefore, no provision for loss, if any, has been recorded in the financial statements.

Costs associated with defense of the lawsuit filed by Mr. Klein have to date been paid in part, subject to a reservation of rights, by Carolina Casualty Insurance Company (CCIC). On February 21, 2012, CCIC filed a complaint for a declaratory judgment against us, our CEO and Mr. Klein seeking a declaration that CCIC owes no duty to indemnify or defend us or our CEO against the allegations raised by Mr. Klein. We expect that CCIC will continue to pay defense costs related to the lawsuit while the declaratory judgment action is pending. We intend to defend the declaratory judgment action filed by CCIC, and while we can provide no assurances regarding the outcome of the litigation with CCIC, we believe that CCIC is required under the D&O Insurance Policy to pay our defense costs related to the lawsuit filed by Mr. Klein. The ultimate financial impact of this action is not yet determinable. Therefore, no provision for loss, if any, has been recorded in the financial statements.

Lease Agreement

In January 2012, we entered into a lease with BMR-201 Elliott Avenue LLC, for approximately 64,500 square feet of office and laboratory space in the building located at 201 Elliott Avenue West, Seattle, Washington, which will be known as The Omeros Building. The premises leased by us will replace the separate office and laboratory spaces that we currently occupy. The initial term of the lease is 15 years with two options to extend the lease term, each by 5 years. The expected term commencement date is October 1, 2012. The aggregate rent payable under the initial term of the lease is approximately $51.1 million. The lease required us to provide the landlord with $563,000 as a security deposit, which is recorded as restricted cash on the accompanying balance sheet as of March, 31, 2012. Additionally, the landlord has agreed to reimburse us for up to $650,000 in expenses incurred by us in connection with the leased premises, and on March 30, 2012 the landlord paid us a $3.0 million cash lease incentive. As of March 31, 2012, we recorded as deferred rent, a net amount of $3.2 million related to the cash lease incentive and direct costs incurred in connection with consummating the lease. All lease incentives and direct costs will be amortized over the initial term of the lease.

On January 30, 2012, in connection with the new lease agreement for The Omeros Building, we gave notice to the landlord of our current corporate office space that we were terminating the lease for that space on January 30, 2013.

Note 9—Shareholders’ Equity

Warrants

On March 28, 2012, we extended by one year the expiration dates of warrants to purchase up to an aggregate of 197,478 shares of our common stock at an exercise price of $12.25 per share. As a result of the extension, the expiration date of these warrants has been changed to March 29, 2013 from March 29, 2012. We originally issued the warrants on March 29, 2007 to brokers who assisted us in connection with our Series E Preferred Stock financing. Pursuant to accounting guidance regarding equity-based compensation to non-employees, we evaluated the value of the warrants before and after the modification date to determine the incremental change in their fair value and recorded a change in fair value of $(511,000) in other income (expense).

Note 10—Stock-Based Compensation

Stock Options

Our 2008 Equity Incentive Plan, or 2008 Plan, provides for the grant of incentive and nonstatutory stock options, restricted stock, stock appreciation rights, performance units and performance shares to employees, directors and consultants and subsidiary corporations’ employees and consultants. The 2008 Plan also allows any shares returned under our Amended and Restated 1998 Stock Option Plan, or 1998 Plan, as a result of cancellation of options or repurchase of shares issued pursuant to the 1998 Plan, to be issued under the 2008 Plan subject to a maximum limit of 3,084,848 shares. As of March 31, 2012 and December 31, 2011, a total of 365,696 shares have been reserved under the 2008 Plan as a result of the cancellation of options or repurchase of shares under the 1998 Plan. In addition, the 2008 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year, beginning with the 2010 fiscal year, equal to the lesser of:

•	five percent of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year;

•	1,785,714 shares; or

•	such other amount as our board of directors may determine.

On January 1, 2012, in accordance with the 2008 Plan annual increase provisions, the authorized shares in the 2008 Plan increased by 1,121,511 shares. As of March 31, 2012, a total of 4,540,384 shares were reserved for issuance under the 2008 Plan. Options are granted with exercise prices equal to the closing fair market value of the common stock on the date of the grant. The terms of options may not exceed ten years. Generally, options vest over a four-year period, but may be granted with different vesting terms.

Compensation cost for stock options granted to employees is based on the grant-date fair value and is recognized over the vesting period of the applicable option on a straight-line basis. As stock-based compensation expense is based on options ultimately expected to vest, the expense has been reduced for estimated forfeitures. The fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions during the periods ended:

	Three Months Ended March 31,
	2012	2011
Estimated weighted-average fair value	$3.21	$4.52
Weighted-Average Assumptions
Expected volatility	89%	82%
Expected term, in years	5.72	5.96
Risk-free interest rate	1.06%	2.50%
Expected dividend yield	0%	0%

Stock-Based Compensation Summary. Stock-based compensation expense includes amortization of stock options granted to employees and non-employees’ and has been reported in our consolidated statements of operations as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Research and development	$568	$248
General and administrative	563	210

Total	$1,131	$458

Stock options granted to non-employees are accounted for using the fair-value approach. The fair value of non-employee option grants are estimated using the Black-Scholes option-pricing model and are re-measured over the vesting term as earned. The estimated fair value is charged to expense over the applicable service period. During the three months ended March 31, 2012 and 2011, we granted to non-employees options to purchase 10,000 and 15,000 shares of common stock, respectively. In connection with the non-employee options, we recognized expense of $21,000 and $56,000 during the three months ended March 31, 2012 and 2011, respectively.

Stock option activity and related information is as follows:

	Options Outstanding	Weighted- Average Exercise Price per Share	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2011	3,006,567	$3.32
Granted	1,220,900	4.43
Exercised	(21,603)	5.71
Forfeited	(38,680)	5.79

Balance at March 31, 2012	4,167,184	$3.61	7.16	$26,387

Vested and expected to vest at March 31, 2012	4,016,359	$3.55	7.08	$25,665

Exercisable at March 31, 2012	2,636,391	$2.66	5.98	$19,216

At March 31, 2012, excluding non-employee stock options, there were 1,499,054 unvested options outstanding that will vest over a weighted-average period of 2.7 years. Excluding non-employee stock options, the total estimated compensation expense to be recognized in connection with these shares is $4.7 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or Exchange Act, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” and “potential,” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding:

•	our ability to complete the second Phase 3 trial for OMS302 during the second half of 2012;

•	our ability to complete the first Phase 3 trial for OMS103HP in arthroscopic partial meniscectomy surgery during the second half of 2012;

•	our ability to begin the second Phase 3 trial for OMS103HP following discussions with European regulatory authorities;

•	our ability to raise capital under our equity line financing facility or otherwise access the capital markets;

•	our expectations regarding the clinical benefits of our product candidates;

•	our ability to obtain commercial supplies of our PharmacoSurgery product candidates;

•	our expectation that 2014 is the earliest year in which any of our product candidates will be commercially available or generate revenue;

•	our anticipation that we will rely on contract manufacturers to develop and manufacture our products for commercial sale;

•	the extent of protection that our patents provide and our pending patent applications may provide, if patents issue from such applications, to our technologies and programs;

•	our estimate regarding how long our existing cash, cash equivalents and short-term investments will be sufficient to fund our anticipated operating expenses, capital expenditures and note payments;

•

our involvement in potential claims and legal proceedings, the expected course and costs of existing claims and legal proceedings, and the potential outcomes and effects of both existing and potential claims and legal proceedings on our business, prospects, financial condition and results of operations; and

•	our expected financial position, performance, growth, expenses, the magnitude of our net losses and the availability of resources.

Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks, uncertainties and other factors described in Item IA of Part II of this Quarterly Report on Form 10-Q under the heading “Risk Factors” and in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011. As a result of such factors, the actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on our company, business or operations. Also, these forward-looking statements represent our estimates and assumptions only as of the date of the filing of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual results may materially differ from current expectations. Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

OMS302, one of our co-lead PharmacoSurgery product candidates, is currently being evaluated in a Phase 3 clinical program in patients undergoing intraocular lens replacement surgery. We expect this clinical program to consist of two trials that will enroll both cataract surgery and refractive lens exchange patients. In the first Phase 3 clinical trial, which we completed in March 2012, the product candidate demonstrated statistically significant superiority over placebo in maintenance of intraoperative mydriasis (pupil dilation) and reduction of postoperative pain. We are now conducting the second Phase 3 clinical trial, which is evaluating the same efficacy and safety measures as the earlier successful Phase 2b and Phase 3 clinical trials. We expect to receive data from the ongoing Phase 3 clinical trial in the second half of 2012.

OMS103HP, our other co-lead PharmacoSurgery product candidate, is being evaluated in a Phase 3 clinical program for its safety and ability to improve postoperative joint function and reduce pain following arthroscopic partial meniscectomy surgery. We expect this clinical program to consist of two trials and to receive data from the first trial in the second half of 2012. We are in discussions with European regulatory authorities regarding the second Phase 3 clinical trial and, assuming sufficient resources, plan to begin that trial following completion of those discussions. In the first quarter of 2011, we announced that OMS103HP failed to meet pre-specified efficacy endpoints in a Phase 3 clinical program in patients undergoing arthroscopic anterior cruciate ligament, or ACL, reconstruction surgery. We were unable to draw any conclusions about OMS103HP’s effect in the Phase 3 ACL program due to confounding factors, and we have no plans to conduct additional ACL reconstruction trials at this time.

Our third PharmacoSurgery product candidate, OMS201, is being developed for use during urological surgery, including uroendoscopic procedures. During the fourth quarter of 2010, we completed a Phase 1/Phase 2 clinical trial in patients undergoing ureteroscopic removal of ureteral or renal stones. The data showed that OMS201 was well tolerated by the patients in this trial. Based on these data, we are planning to conduct subsequent trials to evaluate the efficacy and safety of OMS201.

In addition to our PharmacoSurgery platform, we have a pipeline of other product development programs targeting inflammation, coagulopathies and disorders of the central nervous system. In our PPARg program, we are developing proprietary compositions that include PPARg agonists for the treatment and prevention of addiction to substances of abuse, which may include opioids, nicotine and alcohol. In our PDE10 program, we are developing proprietary compounds to treat schizophrenia and other diseases that affect cognition. Our PDE7 program is based on our discoveries of previously unknown links between PDE7 and (1) any movement disorder, such as Parkinson’s disease, and (2) addiction and compulsive disorders, and we are developing proprietary compounds for the treatment of these and other related disorders. In our MASP-2 program, we are developing proprietary MASP-2 antibody therapies to treat disorders associated with complement-activated inflammation, and we are advancing novel antifibrinolytic agents for the control of blood loss during surgery or resulting from trauma as well as for hyperfibrinolytic states (e.g., liver disease) in our Plasmin program.

In our GPCR program, we are working to complete high-throughput surrogate de-orphanization of orphan GPCRs, or the identification of synthetic molecules that bind and functionally interact with the receptors, and to develop product candidates that act at these new potential drug targets. We have already announced that we have identified and confirmed sets of compounds that interact selectively with, and modulate signaling of, 37 orphan GPCRs. During the fourth quarter of 2010, we entered into an agreement with Vulcan pursuant to which we received $20.0 million for our GPCR program. Also during the same quarter, we entered into an agreement with the LSDF under which we received a $5.0 million grant award that will be paid against expenses that we incurred or to reimburse us for the cost of assets that we purchased for our GPCR program. In exchange for these payments, we agreed to pay to Vulcan and LSDF a portion of net proceeds that we receive from the GPCR program. We also issued to the Vulcan affiliate three warrants to purchase our common stock, each with a five-year term and exercisable for up to 133,333 shares, with exercise prices of $20, $30 and $40 per share, respectively. Following the receipt of the $20.0 million from Vulcan, we purchased from Patobios intellectual property assets related to an assay technology for use in the GPCR program. The purchase price for these assets was approximately $10.8 million, of which approximately $7.6 million was paid in cash and $3.2 million was paid in shares of our common stock. We have no royalty or milestone payment obligations to Patobios.

As of March 31, 2012, our accumulated deficit was $185.0 million and total shareholders’ deficit was $12.7 million. We recognized net losses of $8.9 million and $6.5 million for the three months ended March 31, 2012 and 2011, respectively. These losses have resulted principally from expenses incurred in connection with research and development activities, consisting primarily of clinical trials, preclinical studies and manufacturing services associated with our current product candidates. Compared to 2011, we expect our net losses to increase as we continue to advance our clinical trials, expand our research and development efforts, add personnel for our anticipated growth and prepare for commercial launch of OMS302, if it is approved.

Revenue

Through March 31, 2012, our revenue has consisted of grant funding from third parties and revenue recognized in connection with funding from Vulcan and LSDF. Other than grant funding, we do not expect to receive any revenue from our product candidates until we receive regulatory approval and commercialize the product candidates or until we potentially enter into collaborative agreements with third parties for the development and commercialization of our product candidates. As discussed below, we do not expect any of our current product candidates to be commercially available before 2014, if at all. We continue to pursue government and private grant funding as well as collaboration funding for our product candidates and research programs.

Research and Development Expenses

The majority of our operating expenses to date have been for research and development activities. Research and development expenses consist of costs associated with research activities as well as costs associated with our product development efforts, which include clinical trial and third-party manufacturing services. Internal research and development costs are recognized as incurred. Third-party research and development costs are expensed at the earlier of when the contracted work has been performed or when upfront and milestone payments are made. Research and development expenses include:

•	employee and consultant-related expenses, which include salaries and benefits;

•	external research and development expenses incurred pursuant to agreements with third-party manufacturing organizations, CROs, clinical trial sites and collaborators or licensors;

•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and depreciation of leasehold improvements and equipment; and

•	third-party supplier expenses including laboratory and other supplies.

Our research and development expenses can be divided into clinical research and development and preclinical research and development activities. The following table illustrates our expenses associated with these activities:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Direct external expenses
Clinical research and development
OMS302	$1,647	$391
OMS103HP	991	1,403
Other clinical programs	28	7

Total clinical research and development	2,666	1,801
Preclinical research and development	1,398	662

Total direct external expenses	4,064	2,463
Internal, overhead and other expenses	2,614	2,714
Stock-based compensation expense	568	248

Total research and development expenses	$7,246	$5,425

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

At this time, due to the inherently unpredictable nature of preclinical and clinical development processes and given the early stage of our preclinical development programs, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for potential commercialization. Clinical development timelines, the probability of success and development costs can differ materially from expectations. While we are currently focused on advancing each of our product development programs, our future research and development expenses will depend on the clinical success of each product candidate, as well as on-going assessments of each product candidate’s commercial potential. In addition, we cannot forecast with any degree of certainty which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

Other (Expense) Income, net

Other (expense) income, net consists primarily of rental income received under subleases for use of a portion of our vivarium and laboratory facility and warrant expense resulting from the extension in 2012 of the expiration date of certain warrants to purchase our common stock.

Results of Operations

Comparison of Three Months Ended March 31, 2012 and March 31, 2011

Revenue. Revenue was $1.5 million for the three months ended March 31, 2012 compared to $1.2 million for the three months ended March 31, 2011. This increase was primarily due to an increase in revenue recognized in connection with the Vulcan and LSDF agreements for our GPCR program, partially offset by a decrease in revenue recognized in connection with the completion of preclinical research funded by grants from the NIH and SMRI.

Research and Development Expenses. Research and development expenses were $7.2 million for the three months ended March 31, 2012 compared to $5.4 million for the three months ended March 31, 2011. The increase in 2012 was primarily due to higher clinical trial expenses associated with enrollment in our Phase 3 OMS302 clinical trial, higher expenses in connection with our preclinical programs and an increase of $320,000 in stock-based compensation expense for company-wide options granted in the 2012 period with April 2011 vesting start dates.

General and Administrative Expenses. General and administrative expenses were $2.3 million for the three months ended March 31, 2012 and 2011. General and administrative expenses were consistent between periods, with an increase of $353,000 in stock-based compensation expense for company-wide options granted in the 2012 period with April 2011 vesting start dates, partially offset by various individually insignificant decreases.

Investment Income. Investment income was $12,000 for the three months ended March 31, 2012 as compared to $17,000 for the three months ended March 31, 2011. The decrease is due primarily to lower average investment balances in 2012.

Interest Expense. Interest expense was $494,000 for the three months ended March 31, 2012 compared to $293,000 for the three months ended March 31, 2011. The increase was due to a higher average notes payable balance during the 2012 period.

Other (Expense) Income, net. Other (expense) income, net was $(341,000) for the three months ended March 31, 2012 compared to $184,000 for the three months ended March 31, 2011. On March 28, 2012, we extended the expiration date of warrants to purchase an aggregate of 197,478 shares of our common stock. We recognized other expense of $511,000 in connection with the warrant modification.

Liquidity and Capital Resources

We have financed our operations primarily through private and public placements of equity securities for proceeds totaling $139.2 million; through two debt facilities with loan proceeds totaling $37.0 million, $9.0 million of which was used to pay off the remaining balance of the first facility; and our GPCR program funding agreement with Vulcan pursuant to which we received $20.0 million. Additionally, we received a $3.0 million cash lease incentive payment in the first quarter of 2012 related to our new office and laboratory lease with BMR-201 Elliott Avenue LLC. As of March 31, 2012, we had $17.6 million in cash, cash equivalents and short-term investments. Our cash, cash equivalents and short-term investment balances are held principally in interest-bearing instruments, including money-market accounts. Cash in excess of immediate requirements is invested in accordance with established guidelines to preserve principal and maintain liquidity.

Comparison of Three Months Ended March 31, 2012 and March 31, 2011

Operating Activities. Net cash used in operating activities was $5.5 million and $7.9 million for the three months ended March 31, 2012 and 2011, respectively. Expenditures related to operating activities in these periods were primarily the result of costs associated with research and development expenses and general and administrative expenses in support of our operations. Cash used to fund operating activities was lower for the three months ended March 31, 2012, primarily due to the $3.0 million cash lease incentive payment received from BMR-201 Elliott Avenue LLC, and partially offset by an increase in stock-based compensation expense.

Investing Activities. Net cash provided by investing activities was $19.7 million for the three months ended March 31, 2012 compared to cash used of $1.7 million for the three months ended March 31, 2011. Investing activities, other than purchases and maturities of short-term and long-term investments, consist primarily of purchases of property and equipment. Cash flows from investing activities primarily reflect cash used to purchase short-term investments and receipts from the sale and maturity of short-term investments. These amounts primarily relate to shifts between cash and cash equivalents and short-term investments. Because we manage our cash usage with respect to our total cash, cash equivalents and short-term investments, we do not consider these cash flows to be important to the understanding of our liquidity and capital resources.

Financing Activities. Net cash used by financing activities was $1.4 million for the three months ended March 31, 2012, primarily related to principal payments on our Oxford notes. Net cash provided by financing activities was $10.2 million for the three months ended March 31, 2011, primarily as a result of our borrowing of $10.0 million under tranche two of our loan from Oxford in March 2011, partially offset by principal payments on the Oxford notes.

Azimuth Equity Line Financing Facility

In May 2011, we entered into an equity line financing facility with Azimuth Opportunity, Ltd., or Azimuth, pursuant to which we may sell up to $40.0 million of our shares of common stock over a 24-month term. This facility replaced a prior equity line financing facility, which we entered into with Azimuth on July 28, 2010 but had not accessed. Under the 2011 agreement with Azimuth, we may, from time to time over the 24-month term and in our sole discretion, present Azimuth with draw down notices requiring Azimuth to purchase a specified dollar amount of shares of our common stock, based on the volume-weighted average price per share on each of 10 consecutive trading days, or the draw down period, with the total dollar amount of each draw down subject to certain agreed-upon limitations based on the market price of our common stock and a limit of 2.5% of our market capitalization at the time of the draw down, which limit may be waived by our mutual agreement. The purchase price for these shares equals the daily volume-weighted average price of our common stock on each date during the draw down period on which shares are purchased, less a discount ranging from 3.00% to 6.00%, based on a minimum price that we specify. We are allowed to present Azimuth with up to 24 draw down notices during the 24-month term, with only one such draw down notice allowed per draw down period and a minimum of five trading days required between each draw down period. We may not issue more than 4,427,562 shares in connection with the committed equity line financing facility, although this limitation does not apply if the average purchase price of all shares issued to Azimuth, taking into account all discounts, equals or exceeds $5.02 per share, which amount is subject to adjustment in certain circumstances specified in the facility. We have not drawn down funds under this facility. In connection with this facility, we entered into a new placement agent agreement with Reedland Capital Partners, an Institutional Division of Financial West Group, member FINRA/SIPC, or FWG/Reedland. We have agreed to pay FWG/Reedland, upon each sale of our common stock to Azimuth under the facility, a fee equal to 0.5% of the aggregate dollar amount of common stock purchased by Azimuth upon settlement of each such sale. Pursuant to the agreement, we reimbursed $10,000 of FWG/Reedland’s legal expenses in connection with a filing that was made by FWG/Reedland pursuant to FINRA Rule 5110.

Stanley Medical Research Institute Funding Agreement

In December 2006, we entered into a funding agreement with SMRI to develop a proprietary product candidate that inhibits PDE10 for the treatment of schizophrenia. Under the agreement, we may receive grant and equity funding upon achievement of product development milestones through Phase 1 clinical trials totaling $9.0 million, subject to our mutual agreement with SMRI. As of March 31, 2012, we had received $5.7 million from SMRI, $2.5 million of which was recorded as revenue and $3.2 million of which was recorded as equity funding.

Oxford Loan and Security Agreement

In October 2010, we entered into a loan and security agreement with Oxford pursuant to which we borrowed $20.0 million in two tranches of $10.0 million each. Upon signing the agreement, we borrowed the first tranche of $10 million, or Tranche 1, approximately $9.0 million of which we used to repay all outstanding amounts, including a 1.0% prepayment fee, due under our loan and security agreement with another lender. In March 2011, we borrowed the second tranche of $10.0 million, or Tranche 2.

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

The Oxford agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, repurchase stock, in each case subject to customary exceptions for a credit facility of this size and type. The Oxford agreement contains no cash covenant. The Oxford agreement includes customary events of default that include, among other things, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, material adverse change default, cross default to material indebtedness, bankruptcy and insolvency defaults, material judgment defaults, and a change of control default. The occurrence of an event of default could result in the acceleration of the obligations under the Oxford agreement. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the Oxford agreement at a per annum rate equal to 5.0% above the otherwise applicable interest rate.

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

Funding Requirements

We believe that our existing cash, cash equivalents and short-term investments and available capital under our committed equity line financing facility will be sufficient to fund our anticipated operating expenses, capital expenditures and note payments for at least the next 12 months. Our assumptions include our ability to raise capital under our $40.0 million equity line financing facility with Azimuth. If we do not raise additional capital, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently, or enter into corporate collaborations at an earlier stage of development than we might otherwise choose.

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

Contractual Obligations and Commitments

There have been no significant changes during the three months ended March 31, 2012 to the items that we disclosed as our contractual obligations and commitments in our Form 10-K for the year ended December 31, 2011, except as follows:

On January 27, 2012, we entered into a lease with BMR-201 Elliott Avenue LLC for approximately 64,500 square feet of office and laboratory space. The term of the lease is 15 years with two options to extend the lease term, each by five years. The expected lease term commencement date is October 1, 2012. The annual base rent due under the lease is $0 for the first year, $2.5 million for the second year, $3.2 million for the third year and will increase by 2.5% each year thereafter, with an aggregate rent payable over the initial term of $51.1 million. We will also be responsible for paying our proportionate share of utilities, taxes, insurance and maintenance as well as a property management fee. The lease required us to provide the landlord with $563,000 as a security deposit, which is recorded as restricted cash on our balance sheet as of March 31, 2012. Additionally, the landlord has agreed to reimburse us for up to $650,000 in expenses incurred by us in connection with the leased premises, and on March 30, 2012 the landlord paid us a $3.0 million cash lease incentive.

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

Stock-Based Compensation

Stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized on the straight-line method as expense over the requisite service period, which is generally the vesting period. Compensation cost for all stock-based awards is measured at fair value as of the grant date. The fair value of our stock options is calculated using the Black-Scholes option-valuation model. The Black-Scholes model requires the input of various subjective assumptions, including stock price volatility and expected option life. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense for new awards may differ materially in the future from that recorded in the current period.

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

Recent Accounting Pronouncements

In June 2011, FASB issued an ASU related to the presentation of comprehensive income that will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The standard does not change the items that must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard, which must be applied retroactively, was effective for interim and annual periods beginning after December 15, 2011. We adopted these standards on January 1, 2012, and have presented a combined statement of operations and comprehensive loss in our accompanying financial statements.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily confined to our investment securities and notes payable. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in securities of high credit quality. As of March 31, 2012, we had cash, cash equivalents and short-term investments of $17.6 million. We have invested these funds in highly liquid, investment-grade securities in accordance with our investment policy. The securities in our investment portfolio are not leveraged and are classified as available-for-sale. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates and with our current portfolio of short term investments. We are not exposed to potential loss due to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2012. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

On September 21, 2009, Mr. Klein filed a lawsuit against us and some of our current and former directors in the United States District Court for the Western District of Washington, or WDWA. Mr. Klein alleges in his complaint that we, among other things, violated the Federal False Claims Act, wrongfully discharged his employment in violation of public policy and defamed him. Mr. Klein seeks, among other things, damages in an amount to be proven at trial, actual litigation expenses, damages for loss of future earnings and his reasonable attorneys’ fees. On October 4, 2009, we filed with the court our amended answer to Mr. Klein’s allegations, generally denying his claims and bringing counterclaims against Mr. Klein for breach of contract, misappropriation of trade secrets and breach of fiduciary duty. Mr. Klein filed an answer with the court generally denying our counterclaims. On January 8, 2010, the court dismissed all of our non-executive directors from the case with prejudice, and on July 27, 2010, Mr. Klein withdrew his defamation claim. On December 8, 2010, Mr. Klein was granted leave to amend his complaint to add qui tam claims asserted on behalf of the U.S. government under the Federal False Claims Act. The qui tam claims were based on the same NIH grant that was the subject of Mr. Klein’s whistleblower report and related NIH grants totaling $1.3 million. Mr. Klein seeks on behalf of the U.S. government and himself an award of civil penalties, treble damages and fees and costs. On October 17, 2011, the U.S. government filed a notice of its election to decline intervention in the qui tam claims. This election does not prevent Mr. Klein from continuing these claims, nor does it affect his other claims against Omeros or our claims against Mr. Klein. On March 13, 2012, the WDWA issued an order granting our motion to dismiss the majority of the qui tam claims for failing to meet statutory requirements, leaving pending only the qui tam claims related (1) to our alleged obligations stemming from $164,000 of grant funds drawn down by nura, inc. prior to our acquisition of nura, inc. in 2006 and (2) to the timekeeping allegations that we previously reported to the NIH and for which the NIH confirmed to us in writing that it was satisfied with our handling of the matter. We are vigorously defending ourselves against Mr. Klein’s claims and seek, among other things, our attorneys’ fees and costs incurred in defending this action. Although we deny Mr. Klein’s allegations and believe that we have substantial and meritorious defenses to his remaining claims, neither the outcome of the litigation nor the amount and range of potential damages or exposure associated with the litigation can be assessed with certainty.

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

We are a biopharmaceutical company with no products approved for commercial sale and we have not generated any revenue from product sales. We have incurred, and expect to continue to incur, significant costs relating to the development and commercialization of our co-lead product candidates – OMS302 for use during intraocular lens replacement, or ILR, procedures and OMS103HP for use during arthroscopic partial meniscectomy surgery. We have not yet obtained regulatory approval to market either of these product candidates for any indication in any jurisdiction and we may never be able to obtain approval or, if approvals are obtained, to commercialize either of these product candidates successfully.

We are conducting a Phase 3 clinical program that is evaluating OMS302 in patients undergoing ILR procedures. We expect this clinical program to consist of two trials that will enroll both cataract surgery and refractive lens exchange patients. In the first Phase 3 clinical trial, which we completed in March 2012, OMS302 achieved the primary endpoint of maintenance of intraoperative mydriasis. We expect data from the second Phase 3 clinical trial during the second half of 2012. We can provide no assurance that the data from the second clinical trial will demonstrate a drug effect or that the trial will meet its co-primary endpoints – maintenance of intraoperative mydriasis and reduction of ocular pain in the early postoperative period – or that additional trials will not be required by regulatory authorities. If the data from the second Phase 3 trial do not demonstrate a drug effect or if the trial fails to meet both of its co-primary endpoints, our stock price may decline significantly and we may terminate any further development activities in the OMS302 program. Further, if the second clinical trial of OMS302 is delayed, we may be significantly delayed in seeking, or be unable to seek, marketing approval of the product candidate.

In addition, we are conducting a Phase 3 clinical program evaluating OMS103HP in patients undergoing partial meniscectomy surgery. This clinical program is planned to consist of two trials. We expect data from the first trial in the second half of 2012. We are in discussions with European regulatory authorities regarding the second Phase 3 clinical trial and, assuming sufficient resources, plan to begin that trial following completion of those discussions. OMS103HP demonstrated a drug effect in an earlier Phase 2 clinical trial in patients undergoing partial meniscectomy; however, we can provide no assurance that data from the ongoing Phase 3 meniscectomy program will demonstrate a drug effect or that the trials will meet their pre-specified efficacy endpoints. Also, we can provide no assurances that we will have sufficient resources to conduct the second clinical trial on schedule or at all. If we are delayed or unable to commence and complete the second clinical trial, we may be significantly delayed in seeking, or be unable to seek, marketing approval of OMS103HP.

In the first quarter of 2011, we announced that OMS103HP failed to meet pre-specified efficacy endpoints in a Phase 3 clinical program in patients undergoing ACL reconstruction surgery. Although we believe that data from a prior Phase 1/Phase 2 clinical trial of OMS103HP in ACL reconstruction show a drug effect in that indication, due to confounding factors in the Phase 3 clinical program, we are unable to draw any conclusions about its effect in the Phase 3 program and we have no plans to conduct additional ACL reconstruction trials at this time.

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

Both before and after approval of our product candidates, we, our product candidates, and our suppliers and contract manufacturers are subject to extensive regulation by governmental authorities in the United States and other countries, covering, among other things, testing, manufacturing, quality control, labeling, advertising, promotion, distribution, and import and export. Failure to comply with applicable requirements could result in, among other things, one or more of the following actions: warning letters; fines and other monetary penalties; unanticipated expenditures; delays in approval or refusal to approve a product candidate; product recall or seizure; interruption of manufacturing or clinical trials; operating restrictions; injunctions; and criminal prosecution. We or the FDA or an institutional review board, or IRB, may suspend or terminate human clinical trials at any time on various grounds, including a finding that the patients are being exposed to an unacceptable health risk.

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

•

lack of adequate funding to continue the clinical trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional trials and studies and increased expenses associated with the services of our CROs and other third parties.

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

We have not been profitable and have generated substantial operating losses since we were incorporated in June 1994. We had net losses of approximately $8.9 million and $6.5 million for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, we had an accumulated deficit of approximately $185.0 million. We expect to incur additional losses for at least the next several years and cannot be certain that we will ever achieve profitability, and we do not anticipate generating revenue from the sale of our product candidates until 2014 at the earliest. As a result, our business is subject to all of the risks inherent in the development of a new business enterprise, such as the risks that we may be unable to obtain additional capital needed to support the preclinical and clinical expenses of development and commercialization of our product candidates, to develop a market for our potential products, to successfully transition from a company with a research and development focus to a company capable of commercializing our product candidates and to attract and retain qualified management as well as technical and scientific staff.

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

•	scale-up and produce clinical supplies of product candidates as well as conduct clinical studies, including for our PDE10, PDE7, MASP-2 and Plasmin programs;

•	initiate, conduct and complete the next clinical trials of OMS201 for use in urological procedures;

•	continue research and development in all of our programs;

•	make milestone payments to our collaborators;

•	make principal and interest payments when due under our debt facility with Oxford;

•	initiate and conduct clinical trials for other product candidates; and

•	launch and commercialize any product candidates for which we receive regulatory approval.

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

LSDF’s $5.0 million grant award is only paid against certain costs we incur in the GPCR program. As of March 31, 2012, we had received $3.8 million of funding against reimbursable expenses pursuant to the grant award. If LSDF believes that we have breached our agreement before we have received the entire $5.0 million available under the grant award, LSDF may refuse to provide us any further funding, in which case we will have fewer resources to advance our GPCR program and to meet the covenants related to our GPCR program set forth in our agreements with Vulcan and LSDF.

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

Our MASP-2 program is based in part on intellectual property rights that we licensed on a worldwide exclusive basis from the University of Leicester, Medical Research Council at Oxford University and Helion. The continued maintenance of these agreements requires us to undertake development activities and, if regulatory approval for marketing is obtained, to pay royalties to each of these organizations upon commercialization of a MASP-2 product candidate. In addition, we are obligated to pay Helion up to $6.9 million upon the achievement of certain events related to a MASP-2 product candidate, such as the filing of an Investigational New Drug application with the FDA, initiation of clinical trials, receipt of marketing approval and reaching specified sales milestones. Our ability to continue development and commercialization of product candidates from our MASP-2 program depends on our maintaining these exclusive licenses, which cannot be assured.

Our ability to pursue the development and commercialization of product candidates from our MASP-2 and Plasmin programs depends on third-party developers and manufacturers of biologic drug products.

Any product candidate from our MASP-2 or Plasmin programs would be a biologic drug product and we do not have the internal capability to sequence, hybridize or clone biologics or to produce them for use in clinical trials or on a commercial scale. We do not currently have agreements in place with manufacturers of biologics to manufacture clinical or commercial quantities of drug product for our MASP-2 or Plasmin programs and cannot be certain that such agreements could be entered into on commercially reasonable terms, if at all. There are only a limited number of manufacturers of biologic drug products. If we are unable to obtain clinical supplies of product candidates for one of these programs, clinical trials or the development of any such product candidate for that program could be substantially delayed until we can find and qualify a manufacturer, which may increase our development costs, slow our product development and approval process, delay receipt of product revenue and make it difficult to raise additional capital.

Our preclinical programs may not produce product candidates that are suitable for clinical trials or that can be successfully commercialized or generate revenue through partnerships.

Any product candidates from our preclinical programs, including our PDE10, PDE7, MASP-2, Plasmin and GPCR programs, must successfully complete preclinical testing, which may include demonstrating efficacy and the lack of toxicity in established animal models, before entering clinical trials. Many pharmaceutical and biological product candidates do not successfully complete preclinical testing and, even if preclinical testing is successfully completed, may fail in clinical trials. In addition, there can be no assurance that positive results from preclinical studies will be predictive of results obtained from subsequent preclinical studies or clinical trials. For example, our studies of PDE7 inhibitors in different animal models of Parkinson’s disease, which may or may not be relevant to the mechanism of action of PDE7 inhibitors in humans, have produced varying results. Further, we cannot be certain that any of our preclinical product development programs will generate product candidates that are suitable for clinical testing. For example, we have not yet generated any product candidates from our GPCR program. We may discover that there are fewer drugable targets among the orphan GPCRs than we currently estimate and that, for those orphan GPCRs for which we identify functionally active compounds that we elect to develop independently, we are unable to develop related product candidates that successfully complete preclinical or clinical testing. If we are unable to develop product candidates, potential corporate partners may be unwilling to enter into partnership agreements with us. We also cannot be certain that any product candidates that do advance into clinical trials will successfully demonstrate safety and efficacy in clinical trials. Even if we achieve positive results in early clinical trials, they may not be predictive of the results in later trials.

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

Our issued PharmacoSurgery patents have terms that will expire as late as July 30, 2023 for OMS302 and September 24, 2022 for OMS103HP. If our pending PharmacoSurgery applications issue as patents, the expiration dates of those patents will be August 4, 2032 for OMS103HP and March 17, 2026 for OMS201, not taking into account any extensions due to potential adjustment of patent terms resulting from USPTO delays. We intend to file additional patent applications directed to OMS302 which, if issued, are expected to provide patent terms ending 2033 or later. We cannot assure you that any of these patent applications will be found to be patentable, including over our own prior art patents, or will issue as patents, nor can we make assurances as to the scope of any claims that may issue from these pending and future patent applications or to the outcome of any proceedings by any potential third parties that could challenge the patentability, validity or enforceability of our patents and patent applications in the United States or foreign jurisdictions, which could limit patent protection for our product candidates and materially harm our business.

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

On September 21, 2009, Mr. Klein filed a lawsuit against us and some of our current and former directors in the WDWA alleging, among other things, that we violated the Federal False Claims Act, wrongfully discharged his employment in violation of public policy and defamed him. Mr. Klein seeks, among other things, damages in an amount to be proven at trial, actual litigation expenses, damages for loss of future earnings and his reasonable attorneys’ fees. On January 8, 2010, the court dismissed all of our non-executive directors from the case with prejudice, and on July 27, 2010 Mr. Klein withdrew his defamation claim. On December 8, 2010, Mr. Klein was granted leave to amend his complaint to add qui tam claims asserted on behalf of the U.S. government under the Federal False Claims Act. The qui tam claims were based on the same NIH grant that was the subject of Mr. Klein’s whistleblower report and related NIH grants totaling $1.3 million. Mr. Klein seeks on behalf of the U.S. government and himself an award of civil penalties, treble damages and fees and costs. On October 17, 2011, the U.S. government filed a notice of its election to decline intervention in the qui tam claims, but this election does not prevent Mr. Klein from continuing these claims or his other claims and does not affect our claims against Mr. Klein. On March 13, 2012, the WDWA issued an order granting our motion to dismiss the majority of the qui tam claims for failing to meet statutory requirements, leaving pending only the qui tam claims related (1) to our alleged obligations stemming from $164,000 of grant funds drawn down by nura, inc. prior to our acquisition of nura, inc. in 2006 and (2) to the timekeeping allegations that we previously reported to the NIH and for which the NIH confirmed to us in writing that it was satisfied with our handling of the matter. Although we have been advised by outside counsel that we have meritorious defenses to Mr. Klein’s allegations, and we are defending against the remaining claims vigorously, neither the outcome of the litigation nor the amount and range of potential damages or exposure associated with the litigation can be assessed with certainty. Further, defending this lawsuit has already consumed and will continue to consume our time and resources and could, depending on the outcome, harm our reputation and the reputations of our current and former directors, and materially negatively affect our financial position and cause our stock price to decline.

Costs associated with defense of the lawsuit filed by Mr. Klein have to date been paid in part, subject to a reservation of rights, by CCIC, which is the carrier for our D&O Insurance Policy that was in place at the time Mr. Klein’s employment with Omeros was terminated. On February 21, 2012, CCIC filed a complaint for a declaratory judgment against us, our CEO and Mr. Klein in the WDWA, seeking a declaration that CCIC owes no duty to indemnify or defend us or our CEO against the allegations raised by Mr. Klein. We expect that CCIC will continue to pay defense costs related to the lawsuit while the declaratory judgment action is pending. We intend to defend vigorously the declaratory judgment action filed by CCIC, and while we can provide no assurances regarding the outcome of the litigation with CCIC, we believe CCIC is required under the D&O Insurance Policy to pay our defense costs related to the lawsuit filed by Mr. Klein.

As a public company we incur increased costs and demands on management as a result of complying with the laws and regulations affecting public companies, which could affect our operating results.

As a public company we incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred, and will continue to incur, costs associated with corporate governance requirements, including the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, as well as rules implemented by the SEC and the NASDAQ Stock Market. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act and the requirements of the related SEC rules and regulations may increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. We also expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage than was previously available. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

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

If our competitors market products that are less expensive, safer or more effective than our future products developed from our product candidates, that reach the market before our product candidates, or that otherwise negatively affect the market, we may not achieve commercial success. For example, we are developing PDE10 inhibitors to identify a product candidate for use in the treatment of schizophrenia and other diseases that affect cognition. Other pharmaceutical companies, many with significantly greater resources than we have, are also developing PDE10 inhibitors for the treatment of schizophrenia and other diseases that affect cognition and these companies may be further along in development. Pfizer Inc. recently announced that its PDE10 inhibitor product candidate failed to demonstrate efficacy in a Phase 2 clinical trial evaluating the compound in acute exacerbation of schizophrenia. This and other potential clinical trial failures of PDE10 inhibitor product candidates may negatively reflect on the ability of our PDE10 inhibitor product candidates under development to demonstrate safety and efficacy. In addition, we believe that other companies are attempting to find compounds that functionally interact with orphan GPCRs. If any of these companies are able to achieve this for a given orphan GPCR before we do, we may be unable to establish a commercially valuable intellectual property position around that orphan GPCR. Further, the failure of any future products developed from our product candidates to effectively compete with products marketed by our competitors would impair our ability to generate revenue, which would have a material adverse effect on our future business, financial condition and results of operations.

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

During the 12-month period ended March 31, 2012, our stock traded as high as $10.88 per share and as low as $3.16 per share. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

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

•

our ability to meet our repayment and other obligations under our $20.0 million debt facility with Oxford, pursuant to which our indebtedness for outstanding principal and interest was $16.6 million as of March 31, 2012;

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

In May 2011, we entered into a committed equity line financing facility, or financing arrangement, under which we may sell up to $40.0 million of our common stock to Azimuth over a 24-month period subject to a maximum of 4,427,562 shares of our common stock. If we elect to use the financing arrangement, the sale of shares of our common stock to Azimuth will dilute our existing shareholders. Azimuth may resell some or all of the shares we issue to it pursuant to the financing arrangement and such sales could cause the market price of our common stock to decline significantly with advances under the financing arrangement. To the extent of any such decline, any subsequent advances would require us to issue a greater number of shares of common stock to Azimuth in exchange for each dollar of the advance. Under these circumstances, our existing shareholders would experience greater dilution and the total amount of financing that we will be able to raise pursuant to the financing arrangement could be significantly lower than $40.0 million. Although Azimuth is precluded from short sales of shares acquired pursuant to advances under the financing arrangement, the sale of our common stock under the financing arrangement could encourage short sales by third parties, which could contribute to the further decline of our stock price.

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

ITEM 6. EXHIBITS

Exhibit Number	Description

4.1*	Notice Regarding the Extension of the Expiration Date to March 29, 2013 of Warrants to Purchase up to an Aggregate of 197,478 Shares of the Common Stock of the Registrant

10.1**	Lease, Dated as of January 27, 2012, by and between the Registrant and BMR-201 Elliott Avenue LLC

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on March 29, 2012 (File No. 001-34475)
**	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on February 1, 2012 (File No. 001-34475)
***	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEROS CORPORATION

Date: May 10, 2012	/s/ Gregory A. Demopulos
Gregory A. Demopulos, M.D.
President, Chief Executive Officer and Chairman of the Board of Directors