Form 10-Q
period 2012-09-30
OMEROS CORP
filed 2012-11-09
CIK 1285819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 5, 2012, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 25,886,599.

OMEROS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMEROS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,060	$4,005
Short-term investments	29,569	20,565
Grant and other receivables	467	876
Prepaid expenses and other current assets	341	502

Total current assets	31,437	25,948
Property and equipment, net	685	739
Restricted cash	563	193
Other assets	76	102

Total assets	$32,761	$26,982

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,702	$2,002
Accrued expenses	6,373	5,340
Accrued settlement costs	3,953	—
Deferred revenue	2,410	5,748
Current portion of notes payable	6,373	5,895

Total current liabilities	21,811	18,985
Notes payable, less current portion	8,679	13,551
Other liabilities	3,091	—
Commitments and contingencies Shareholders’ equity:
Preferred stock, par value $0.01 per share:
Authorized shares—20,000,000 at September 30, 2012 (unaudited) and December 31, 2011;
Issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share:
Authorized shares—150,000,000 at September 30, 2012 (unaudited) and December 31, 2011;
Issued and outstanding shares—25,885,161 and 22,430,234 at September 30, 2012 (unaudited) and December 31, 2011, respectively	259	224
Additional paid-in capital	205,764	170,355
Accumulated deficit	(206,843)	(176,133)

Total shareholders’ deficit	(820)	(5,554)

Total liabilities and shareholders’ equity	$32,761	$26,982

See notes to consolidated financial statements

OMEROS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$1,417	$987	$4,439	$3,381
Operating expenses:
Research and development	7,764	5,321	22,568	14,823
General and administrative	2,736	1,830	7,270	6,121
Litigation settlement	3,953	—	3,953	—

Total operating expenses	14,453	7,151	33,791	20,944

Loss from operations	(13,036)	(6,164)	(29,352)	(17,563)
Investment income	14	9	32	40
Interest expense	(413)	(528)	(1,360)	(1,348)
Other income (expense), net	159	171	(30)	526

Net loss	$(13,276)	$(6,512)	$(30,710)	$(18,345)

Comprehensive loss	$(13,276)	$(6,512)	$(30,710)	$(18,345)

Basic and diluted net loss per share	$(0.51)	$(0.29)	$(1.30)	$(0.83)

Weighted-average shares used to compute basic and diluted net loss per share	25,834,730	22,246,430	23,578,724	22,156,883

See notes to consolidated financial statements

OMEROS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating activities
Net loss	$(30,710)	$(18,345)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	232	336
Stock-based compensation expense	2,276	1,472
Non-cash interest expense	290	247
Warrant modification expense	511	—
Changes in operating assets and liabilities:
Grant and other receivables	408	2,318
Prepaid expenses and other current and noncurrent assets	(242)	94
Accounts payable and accrued expenses	1,702	(2,735)
Accrued settlement costs	3,953	—
Deferred revenue	(3,278)	(1,694)
Other liabilities	3,091	—

Net cash used in operating activities	(21,767)	(18,307)

Investing activities
Purchases of property and equipment	(235)	(1,200)
Purchases of investments	(38,819)	(9,000)
Proceeds from the sale of investments	29,815	19,750

Net cash (used in) provided by investing activities	(9,239)	9,550

Financing activities
Proceeds from issuance of common stock upon public offering	32,306	—
Proceeds from borrowings under note payable, net of loan origination costs and prepayment penalty	—	9,942
Payments on notes payable	(4,596)	(55)
Proceeds from issuance of common stock upon exercise of stock options	351	480

Net cash provided by financing activities	28,061	10,367

Net (decrease) increase in cash and cash equivalents	(2,945)	1,610
Cash and cash equivalents at beginning of period	4,005	3,278

Cash and cash equivalents at end of period	$1,060	$4,888

Supplemental cash flow information
Cash paid for interest	$1,103	$1,031

Reduction of equipment cost basis due to assets purchased with grant funding	$59	$1,653

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011, includes all adjustments, which include normal recurring adjustments, necessary to present fairly our interim financial information. The consolidated balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

The accompanying unaudited consolidated financial statements and notes to consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Principles of Consolidation

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

Adoption of Standards

In June 2011, the Financial Accounting Standards Board, or FASB, issued an Accounting Standards Update, or ASU, related to the presentation of comprehensive income that requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminated the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The standard does not change the items that must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard, which must be applied retroactively, was effective for interim and annual periods beginning after December 15, 2011. We adopted the standards on January 1, 2012 and now present a combined statement of operations and comprehensive loss in our accompanying financial statements.

Note 2—Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. The net loss per share for the three and nine months ended September 30, 2012 includes the 3,365,854 common shares issued in our public offering in the third quarter of 2012.

Diluted net loss per share is computed by dividing the net loss by the weighted-average number of unrestricted common shares and dilutive common share equivalents outstanding for the period, determined using the treasury-stock method and the as if-converted method. The basic and diluted net loss per share amounts for the three and nine months ended September 30, 2012 and 2011 were computed based on the shares of common stock outstanding during the respective periods. Historical outstanding dilutive securities not included in the diluted loss per share calculation are as follows:

	September 30,
	2012	2011
Outstanding options to purchase common stock	4,120,225	3,166,939
Warrants to purchase common stock	609,016	609,016

Total	4,729,241	3,775,955

Note 3—Cash, Cash Equivalents and Short-Term Investments

As of September 30, 2012 and December 31, 2011, all investments were classified as short-term and available-for-sale on the accompanying balance sheet. We did not own any securities with unrealized loss positions as of September 30, 2012 or December 31, 2011. Investment income consists primarily of interest income.

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

Our fair-value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	September 30, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money-market funds classified as cash equivalents and restricted cash	$776	$—	$—	$776
Money-market funds classified as short-term investments	29,569	—	—	29,569

Total	$30,345	$—	$—	$30,345

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money-market funds classified as cash equivalents and restricted cash	$2,587	$—	$—	$2,587
Money-market funds classified as short-term investments	20,565	—	—	20,565

Total	$23,152	$—	$—	$23,152

Note 5—Certain Balance Sheet Accounts

Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2012	December, 31 2011
	(in thousands)
Clinical trials	$3,142	$3,532
Employee compensation	1,305	364
Contract research	690	694
Other accruals	1,236	750

Accrued expenses	$6,373	$5,340

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

Upon the last payment date of the amounts borrowed from Oxford, we will be required to pay Oxford a final payment fee equal to 5.0% of Tranche 1 ($500,000) and 4.0% of Tranche 2 ($400,000). The final payment fees were recorded as a discount to the notes and are being amortized to interest expense using the effective-interest method over the repayment term of the initial loan amount. In connection with Tranche 1 and Tranche 2, we incurred debt issuance costs of $169,000 and $58,000, respectively, that were capitalized and included in other assets in the balance sheets. The debt issuance costs are being amortized to interest expense using the effective interest method over the term of the initial loan amount. For the three months ended September 30, 2012 and 2011, total non-cash interest expense associated with our borrowings under Tranche 1 and Tranche 2 includes amortization of the discount of $72,000 and $77,000, respectively, and amortization of debt issuance costs of $18,000 and $19,000, respectively. For the nine months ended September 30, 2012 and 2011, total non-cash interest expense associated with our borrowings under Tranche 1 and Tranche 2 includes amortization of the discount of $233,000 and $195,000, respectively, and amortization of debt issuance costs of $57,000 and $52,000, respectively. As of September 30, 2012 and December 31, 2011, the remaining unamortized balance of the debt discount is $357,000 and $589,000, respectively, and the remaining unamortized balance of the debt issuance costs is $87,000 and $145,000, respectively.

Note 7—Revenue

We receive Small Business Innovative Research, or SBIR, grants from the National Institutes of Health, or NIH, which are used to support the research and development of our product candidates. We recorded revenue related to these grants of $88,000 and $49,000 for the three months ended September 30, 2012 and 2011, respectively, and $577,000 and $258,000 for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, $2.0 million remained available under these grants.

In December 2006, we entered into a funding agreement with The Stanley Medical Research Institute, or SMRI, to develop a proprietary phosphodiesterase 10, or PDE10, inhibitor product candidate for the treatment of schizophrenia. Through September 30, 2012, we have received a total of $5.7 million from SMRI in the form of grant and equity funding. As of September 30, 2012, all amounts pertaining to this agreement previously recorded as deferred revenue in the accompanying balance sheet have been recognized as revenue. We recognized no revenue under the SMRI funding agreement in 2012 and $0 and $227,000 for the three and nine months ending September 30, 2011, respectively. See additional discussion of the SMRI agreement under Note 8.

In October 2010, we entered into a platform development funding agreement with Vulcan Inc. and its affiliate, which we refer to collectively as Vulcan, pursuant to which we received $20.0 million for our G protein-coupled receptor, or GPCR, program from Vulcan. Of the funds received from Vulcan, we recorded $10.8 million as a reduction of the cost of the intellectual property assets we purchased from Patobios Limited, or Patobios, $994,000 was recorded in equity for the fair value of warrants issued to Vulcan, and the remaining $8.2 million was recorded as deferred revenue. The deferred revenue balance is being recognized as revenue or as a reduction of the costs of assets purchased in direct proportion to the related GPCR expenses as they are incurred. Also in October 2010, we entered into an agreement with the State of Washington’s Life Sciences Discovery Fund Authority, or LSDF, under which we received a $5.0 million grant award from LSDF that was paid to reimburse us for expenses we incurred and equipment purchases related to our GPCR program. For the three months ended September 30, 2012 and 2011, we have recorded reductions to the Vulcan deferred revenue balance of $1.3 million and $505,000, respectively, which includes $1.3 million and $491,000 recognized as revenue and $0 and $14,000 recorded as cost reductions to assets, respectively. For the nine months ended September 30, 2012 and 2011, we have recorded reductions to the Vulcan deferred revenue balance of $3.2 million and $1.5 million, respectively, which includes $3.2 million and $1.4 million recognized as revenue and $60,000 and $38,000 recorded as cost reductions to assets, respectively. As of

September 30, 2012, $2.4 million in deferred revenue pertaining to the platform development funding agreement with Vulcan was recorded in the accompanying balance sheet. We recognized all remaining revenue under the LSDF agreement during the first quarter of 2012. For the three months ended September 30, 2011, we recognized revenue under the LSDF agreement of $445,000 and have recorded cost reductions to assets of $3,000. For the nine months ended September 30, 2012 and 2011, respectively, we recognized revenue of $624,000 and $1.5 million. For the nine months ended September 30, 2012, we recorded no cost reductions to assets and for the nine months ended September 30, 2011, we recorded cost reductions to assets of $1.6 million. See additional discussion of the Vulcan and LSDF agreements under Note 8.

Note 8—Commitments and Contingencies

In connection with the funding agreement with SMRI, beginning the first calendar year after commercial sales of a schizophrenia product, if and when a product is commercialized, we may become obligated to pay royalties based on net income, as defined in the agreement, not to exceed a set multiple of total grant funding received. Based on the amount of grant funding received as of September 30, 2012, the maximum amount of royalties payable by us is $12.8 million. We have not paid any such royalties through September 30, 2012.

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

In March 2010, we entered into a license agreement with Daiichi Sankyo Co., Ltd. (successor-in-interest to Asubio Pharma Co., Ltd.), or Daiichi Sankyo, pursuant to which we received an exclusive license to phosphodiesterase 7, or PDE7, inhibitors claimed in certain patents and pending patent applications owned by Daiichi Sankyo for use in the treatment of movement disorders and other specified indications. In January 2011, we amended the agreement to include addiction and compulsive disorders in the field of use. Under the amended agreement, we agreed to make milestone payments to Daiichi Sankyo of up to $30.2 million upon the achievement of certain events, such as successful completion of preclinical toxicology studies; dosing of human subjects in Phase 1, 2 and 3 clinical trials; receipt of marketing approval of a PDE7 inhibitor product; and reaching specified sales milestones. In addition, Daiichi Sankyo is entitled to receive from us a low single-digit percentage royalty of any net sales of a PDE7 inhibitor licensed under the agreement by us and/or our sublicensee(s), provided that if the sales are made by a sublicensee, then the amount payable by us to Daiichi Sankyo is capped at an amount equal to a low double-digit percentage of all royalty and specified milestone payments that we receive from the sublicensee.

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

Effective October 26, 2012, Omeros Corporation, Gregory A. Demopulos, M.D., our chairman, chief executive officer, president and interim chief financial officer, and Richard J. Klein, our former chief financial officer and treasurer, entered into a settlement agreement and release, or the Settlement Agreement, settling and releasing all of the parties’ respective claims in the lawsuit described in Part II, Item 1 of our Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 7, 2012. Under an order filed by the U.S. District Court for the Western District of Washington on November 5, 2012, all claims asserted by Omeros, Dr. Demopulos and Mr. Klein have been dismissed with prejudice and all claims asserted by Mr. Klein on behalf of the United States government under the Federal False Claims Act, or the Qui Tam Claims, have been dismissed without prejudice to the United States Government.

The Settlement Agreement involves no admission of wrongdoing, liability or violation of the law by any of the parties. In addition, the Settlement Agreement bars Mr. Klein and his attorneys from seeking any personal recovery or attorneys’ fees for the Qui Tam Claims. Under the terms of the Settlement Agreement, Omeros made a one-time payment of $3.94 million to Mr. Klein to release all of his claims, which included a claim for payment of his attorneys’ fees since 2009 incurred in connection with the lawsuit. As of September 30, 2012, we recorded $3.95 million as accrued settlement costs on the accompanying balance sheet and as litigation settlement on the accompanying statements of operations. Our insurer has agreed to advance to us $3.95 million to reimburse us for the $3.94 million settlement payment we made to Mr. Klein as well as related employment taxes we paid of approximately $13,000, subject to the reservation of rights described below. We expect to receive the reimbursement payment during the fourth quarter of 2012. However, this recovery has neither been received or recognized as of September 30, 2012.

Carolina Casualty Insurance Company, or CCIC, was the carrier for our directors, officers and corporate liability insurance coverage at the time Mr. Klein’s employment with us was terminated. On February 21, 2012, CCIC filed a complaint for a declaratory judgment against Omeros, Dr. Demopulos and Mr. Klein in the U.S. District Court for the Western District of Washington, seeking a declaration that CCIC owes no duty to indemnify or defend Omeros or Dr. Demopulos against the allegations raised by Mr. Klein. On May 10, 2012, Omeros and Dr. Demopulos filed counterclaims against CCIC alleging that CCIC breached its duty to defend under the insurance policy, acted unreasonably and in bad faith, and unreasonably denied a claim for coverage in violation of Washington law.

CCIC has paid, in part, our costs and fees associated with defense of our lawsuit with Mr. Klein, subject to a reservation of rights. We have paid the remaining portion of the costs and fees of defending the claims raised by Mr. Klein. Additionally, on November 1, 2012 CCIC agreed to advance to us $3.95 million to reimburse us for the $3.94 million settlement payment we made to Mr. Klein as well as related employment taxes we paid of approximately $13,000. CCIC is making this payment without waiving any of its rights, including a claim seeking recovery of the advanced amount, and without affecting any of our or our chief executive officer’s claims, including for failure to defend and bad faith, against CCIC in the pending lawsuit against CCIC. We are vigorously defending the declaratory judgment action and pursuing our counterclaims, and we will vigorously defend CCIC’s anticipated attempt to recover the advanced settlement funds, and we do not believe any such recovery attempt by CCIC would succeed. While we can provide no assurances regarding the outcome of the litigation with CCIC, we believe that CCIC not only is required under the insurance policy to pay the costs and fees we incurred as well as the settlement payment and related employment taxes that we paid, and which they have agreed to reimburse, in connection with the lawsuit filed by Mr. Klein, but also that CCIC acted unreasonably and in bad faith, and unreasonably denied a claim for coverage in violation of Washington law. The ultimate financial impact of this action is not yet determinable. Therefore, no recovery or loss associated with the CCIC actions has been recorded in the financial statements as of September 30, 2012.

Lease Agreement

In January 2012, we entered into a lease, or the Lease with BMR-201 Elliott Avenue LLC, for approximately 64,500 square feet of office and laboratory space in the building located at 201 Elliott Avenue West, Seattle, Washington, which will be known as The Omeros Building. The premises leased by us will replace the separate office and laboratory spaces that we currently occupy. The initial term of the Lease is 15 years with two options to extend the lease term, each by 5 years. We expect the lease term to commence in mid-November 2012. The aggregate rent payable under the initial term of the Lease is approximately $51.1 million. The Lease required us to provide the landlord with $563,000 as a security deposit, which is recorded as restricted cash on the accompanying balance sheet as of September 30, 2012. Additionally, on March 30, 2012 the landlord paid us a $3.0 million cash lease incentive and the landlord has agreed to reimburse us for up to $650,000 in expenses incurred by us in connection with the leased premises, of which we had incurred $91,000 as of September 30, 2012. As of September 30, 2012, we recorded as deferred rent a net amount of $3.3 million related to the cash lease incentive and direct costs incurred in connection with consummating the Lease. The short-term and long-term portions of the deferred rent were recorded in accrued expenses and other non-current liabilities, respectively, and will be amortized over the initial term of the Lease.

In November 2012, we entered into the First Amendment to Lease, or the Amendment, which amends the Lease. Pursuant to the Amendment, we will lease an additional approximately 13,400 square feet in The Omeros Building, or the Additional Premises. The lease term for the Additional Premises is expected to commence by May 15, 2013 and will end in November of 2027, coterminous with the term of the Lease. The aggregate rent payable under the initial term of the Amendment is approximately $10.6 million. The Amendment requires us to pay an additional $117,000 as a security deposit.

In January 2012, in connection with the new lease agreement for The Omeros Building, we gave notice to the landlord of our current corporate office space that we were terminating the lease for that space on January 30, 2013. In September 2012, we entered into an amendment of our lease with the landlord of our current corporate office space to provide for the termination of the lease on November 30, 2012.

Note 9—Shareholders’ Equity

Public Offering

In July 2012, we completed a public offering pursuant to which we sold 3,365,854 shares of our common stock at a price of $10.25 per share. After deducting underwriting discounts and other offering expenses of $2.2 million, we received net proceeds from the transaction of $32.3 million.

Warrants

On March 28, 2012, we extended by one year the expiration dates of warrants to purchase up to an aggregate of 197,478 shares of our common stock at an exercise price of $12.25 per share. As a result of the extension, the expiration date of these warrants has been changed to March 29, 2013. We originally issued the warrants on March 29, 2007 to brokers who assisted us in connection with our Series E Preferred Stock financing. Pursuant to accounting guidance regarding equity-based compensation to non-employees, we evaluated the value of the warrants before and after the modification date to determine the incremental change in their fair value and recorded a change in fair value of $(511,000) in other expense.

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

Compensation cost for stock options granted to employees and directors is based on the grant-date fair value and is recognized over the vesting period of the applicable option on a straight-line basis. As stock-based compensation expense is based on options ultimately expected to vest, the expense has been reduced for estimated forfeitures. The fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions during the periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted-average estimated fair value	$6.63	N/A	$3.32	$3.65

Weighted-average Assumptions:
Expected volatility	84%	N/A	89%	81%
Expected term (in years)	6.00	N/A	5.72	5.68
Risk-free interest rate	0.83%	N/A	1.05%	2.13%
Expected dividend yield	0.00%	N/A	0.00%	0.00%

Because no options were granted to employees during the three months ended September 30, 2011 the assumptions for the period were not updated.

Stock-Based Compensation Summary

Stock-based compensation expense includes amortization of stock options granted to employees, directors and non-employees’ and has been reported in our consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)
Research and development	$282	$185	$1,135	$643
General and administrative	294	282	1,141	829

Total	$576	$467	$2,276	$1,472

Stock options granted to non-employees are accounted for using the fair-value approach. The fair value of non-employee option grants are estimated using the Black-Scholes option-pricing model and are re-measured over the vesting term as earned. The estimated fair value is charged to expense over the applicable service period.

Stock option activity and related information is as follows:

	Options Outstanding	Weighted- Average Exercise Price per Share	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2011	3,006,567	$3.32
Granted	1,260,900	4.60
Exercised	(89,073)	3.93
Forfeited	(58,169)	6.14

Balance at September 30, 2012	4,120,225	$3.66	6.69	$23,730

Vested and expected to vest at September 30, 2012	1,141,454	$5.40	8.77	$4,593

Exercisable at September 30, 2012	2,854,433	$2.89	5.77	$18,618

At September 30, 2012, excluding non-employee stock options, there were 1,239,003 unvested options outstanding that will vest over a weighted-average period of 2.3 years. Excluding non-employee stock options, the total estimated compensation expense to be recognized in connection with these unvested options is $3.9 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or Exchange Act, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements”. In some cases you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “predict,” “potential,” “should,” “will,” “would,” and similar expressions and variations thereof are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Examples of these statements include, but are not limited to, statements regarding:

•	our ability to file OMS302 marketing applications with the U.S. Food and Drug Administration and European Medicines Agency during 2013;

•	our ability to complete the first Phase 3 trial for OMS103HP in arthroscopic partial meniscectomy surgery during the fourth quarter of 2012;

•	our ability to begin the second Phase 3 trial for OMS103HP following discussions with European regulatory authorities;

•	our ability to raise capital under our equity line financing facility or otherwise access the capital markets;

•	our expectations regarding the clinical benefits of our potential products;

•	our expectation that 2014 is the earliest year in which any of our potential products will be commercially available or generate revenue;

•	our anticipation that we will rely on contract manufacturers to develop and manufacture our products for commercial sale;

•	the extent of protection that our patents provide and our pending patent applications may provide, if patents issue from such applications, to our technologies and programs;

•	our estimate regarding how long our existing cash, cash equivalents and short-term investments will be sufficient to fund our anticipated operating expenses, capital expenditures and note payments;

•	our involvement in potential claims and legal proceedings, the expected course and costs of existing claims and legal proceedings, and the potential outcomes and effects of both existing and potential claims and legal proceedings on our business, prospects, financial condition and results of operations; and

•	our expected financial position, performance, growth, expenses, the magnitude of our net losses and the availability of resources.

Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks, uncertainties and other factors described in Item IA of Part II of this Quarterly Report on Form 10-Q under the heading “Risk Factors.” As a result of such factors, the actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on our company, business or operations. Also, these forward-looking statements represent our estimates and assumptions only as of the date of the filing of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual results may materially differ from current expectations. Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

OMS302, one of our co-lead PharmacoSurgery potential products, is currently being evaluated in a Phase 3 clinical program in patients undergoing intraocular lens replacement, or ILR, surgery. This clinical program consists of two trials that enrolled both cataract surgery and refractive lens exchange patients. In both Phase 3 clinical trials, OMS302 demonstrated statistically significant superiority over placebo in maintenance of intraoperative mydriasis (pupil dilation) and reduction of postoperative pain. The first trial and the efficacy evaluations in the second trial are complete. The final review of all safety data in the second trial will occur following the last safety assessment in January 2013. To date, no safety concerns have been identified. Our objective is to submit a New Drug Application, or NDA, for OMS302 to the U.S. Food and Drug Administration, or FDA, in the first quarter of 2013 and a Marketing Authorization Application, or MAA, for OMS302 to the European Medicines Agency, or EMA, in mid-2013.

OMS103HP, our other co-lead PharmacoSurgery potential product, is being evaluated in a Phase 3 clinical program for its safety and ability to improve postoperative joint function and reduce pain following arthroscopic partial meniscectomy surgery. We intend this clinical program to consist of two trials and expect data from the first trial in the fourth quarter of 2012. We are preparing for discussions with European regulatory authorities regarding the second Phase 3 clinical trial and, assuming sufficient resources, plan to begin that trial following completion of those discussions. In the first quarter of 2011, we announced that OMS103HP failed to meet pre-specified efficacy endpoints in a Phase 3 clinical program in patients undergoing arthroscopic anterior cruciate ligament, or ACL, reconstruction surgery. We were unable to draw any conclusions about OMS103HP’s effect in the Phase 3 ACL program due to confounding factors, and we have no plans to conduct additional ACL reconstruction trials at this time.

Our third PharmacoSurgery potential product, OMS201, is being developed for use during urological surgery, including uroendoscopic procedures. During the fourth quarter of 2010, we completed a Phase 1/Phase 2 clinical trial in patients undergoing ureteroscopic removal of ureteral or renal stones. The data showed that OMS201 was well tolerated by the patients in this trial. Based on these data and the availability of resources, we may conduct subsequent trials to evaluate the efficacy and safety of OMS201.

In addition to our PharmacoSurgery platform, we have a pipeline of other product development programs targeting inflammation, coagulopathies and disorders of the central nervous system. In our PPARg program, we are developing proprietary compositions that include PPARg agonists for the treatment and prevention of addiction to substances of abuse, which may include opioids, nicotine and alcohol. In our PDE10 program, we are developing proprietary compounds to treat cognitive disorders, including schizophrenia and Huntington’s disease. Our PDE7 program is based on our discoveries of previously unknown links between PDE7 and (1) any movement disorder, such as Parkinson’s disease, and (2) addiction and compulsive disorders, and we are developing proprietary compounds for the treatment of these and other related disorders. In our MASP-2 program, we are developing proprietary MASP-2 antibody therapies to treat disorders associated with complement-activated inflammation, and we are advancing novel antifibrinolytic agents for the control of blood loss during surgery or resulting from trauma as well as for other hyperfibrinolytic states (e.g., liver disease) in our Plasmin program.

In our GPCR program, we are working to complete high-throughput surrogate de-orphanization of orphan GPCRs, or the identification of synthetic molecules that bind and functionally interact with the receptors, and to develop products that act at these new potential drug targets. We have already announced that we have identified and confirmed sets of compounds that interact selectively with, and modulate signaling of, 46 orphan GPCRs. During the fourth quarter of 2010, we entered into an agreement with Vulcan pursuant to which we received $20.0 million for our GPCR program. Also during the same quarter, we entered into an agreement with the LSDF under which we received a $5.0 million grant award that was paid to reimburse us for expenses we incurred and equipment purchases related to our GPCR program. In exchange for these payments, we agreed to pay to Vulcan and LSDF a portion of net proceeds that we receive from the GPCR program. We also issued to the Vulcan affiliate three warrants to purchase our common stock, each with a five-year term and exercisable for up to 133,333 shares, with exercise prices of $20, $30 and $40 per share, respectively. Following the receipt of the $20.0 million from Vulcan, we purchased from Patobios intellectual property assets related to an assay technology for use in the GPCR program. The purchase price for these assets was approximately $10.8 million, of which approximately $7.6 million was paid in cash and $3.2 million was paid in shares of our common stock. We have no royalty or milestone payment obligations to Patobios.

We recognized net losses of $13.3 million and $6.5 million for the three months ended September 30, 2012 and 2011, respectively, and $30.7 million and $18.3 million for the nine months ended September 30, 2012 and 2011, respectively. These losses have resulted principally from expenses incurred in connection with research and development activities, consisting primarily of clinical trials, preclinical studies and manufacturing services associated with our current potential products. Compared to 2011, we expect our net losses to increase as we continue to advance our clinical trials, expand our research and development efforts, add personnel for our anticipated growth and prepare for commercial launch of OMS302, if it is approved. As of September 30, 2012, our accumulated deficit was $206.8 million and total shareholders’ deficit was $820,000.

Revenue

Our revenue to date has consisted of grant funding from third parties and revenue recognized in connection with funding from Vulcan and LSDF. Other than grant funding, we do not expect to receive any revenue from our products until we receive regulatory approval and commercialize the products or until we potentially enter into collaborative agreements with third parties for the development and commercialization of our products. As discussed below, we do not expect any of our current potential products to be commercially available before 2014, if at all. We continue to pursue government and private grant funding as well as collaboration funding for our potential products and research programs.

Research and Development Expenses

The majority of our operating expenses to date have been for research and development activities. Research and development expenses consist of costs associated with research activities as well as costs associated with our product development efforts, which include clinical trial and third-party manufacturing services. Internal research and development costs are recognized as incurred. Third-party research and development costs are expensed at the earlier of when the contracted work has been performed or when upfront and milestone payments are made. Research and development expenses include:

•	employee and consultant-related expenses, which include salaries and benefits;

•	external research and development expenses incurred pursuant to agreements with third-party manufacturing organizations, clinical research organizations, or CROs, clinical trial sites and collaborators or licensors;

•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and depreciation of leasehold improvements and equipment; and

•	third-party supplier expenses including laboratory and other supplies.

Our research and development expenses can be divided into clinical research and development and preclinical research and development activities. The following table illustrates our expenses associated with these activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Direct external expenses:
Clinical research and development:
OMS302	$2,921	$773	$6,739	$1,375
OMS103HP	575	506	2,480	2,454
Other clinical programs	257	255	327	445

Total clinical research and development	3,753	1,534	9,546	4,274
Preclinical research and development	885	1,320	4,003	2,602

Total direct external expenses	4,638	2,854	13,549	6,876
Internal, overhead and other expenses	2,844	2,282	7,884	7,304
Stock-based compensation expense	282	185	1,135	643

Total research and development expenses	$7,764	$5,321	$22,568	$14,823

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

Litigation Settlement

Litigation settlement consists solely of expenses incurred by us in connection with the settlement agreement, effective October 26, 2012, that we entered into with our former chief financial officer and treasurer.

Investment Income

Investment income consists of interest earned on our cash, cash equivalents and short-term investments.

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

Results of Operations

Comparison of Three Months Ended September 30, 2012 and September 30, 2011

Revenue. Revenue was $1.4 million and $987,000 for the three months ended September 30, 2012 and 2011, respectively. The increase was primarily due to higher revenue recognized in connection with the Vulcan agreement for our GPCR program, partially offset by a decrease in revenue recognized in connection with the LSDF agreement given that the remaining revenue under that latter agreement was recognized during the first quarter of 2012.

Research and Development Expenses. Research and development expenses were $7.8 million and $5.3 million for the three months ended September 30, 2012 and 2011, respectively. The increase was primarily due to higher clinical trial expenses associated with enrollment in our second OMS302 Phase 3 clinical trial and higher employee costs, including increased salaries and wages, performance bonuses for 2011 and increased stock-based compensation expense, partially offset by a decrease in costs associated with our preclinical programs.

General and Administrative Expenses. General and administrative expenses were $2.7 million and $1.8 million for the three months ended September 30, 2012 and 2011, respectively. The increase was primarily due to higher legal and employee costs, including increased salaries and wages and performance bonuses for 2011.

Litigation Settlement. Litigation settlement was $3.95 million and $0 for the three months ended September 30, 2012 and 2011, respectively. The costs in the 2012 period relate to settlement costs incurred by us in connection with the settlement agreement we entered into with our former chief financial officer, which costs our insurance company has agreed to reimburse to us subject to a reservation of rights.

Interest Expense. Interest expense was $413,000 and $528,000 for the three months ended September 30, 2012 and 2011, respectively. The decrease was due primarily to a lower average notes payable balance during the 2012 period.

Other Income (Expense), net. Other income, net was $159,000 and $171,000 for the three months ended September 30, 2012 and 2011, respectively. The decrease relates primarily to lower rental income received under our subleases.

Comparison of Nine Months Ended September 30, 2012 and September 30, 2011

Revenue. Revenue was $4.4 million and $3.4 million for the nine months ended September 30, 2012 and 2011, respectively. The increase was primarily due to higher revenue recognized in connection with both preclinical research funded under our agreement with Vulcan and by grants from the NIH. This increase was partially offset by a decrease in revenue recognized in connection with our agreements with LSDF and SMRI given that we recognized all remaining revenue under those agreements during the first quarter of 2012 and second quarter of 2011, respectively.

Research and Development Expenses. Research and development expenses were $22.6 million and $14.8 million for the nine months ended September 30, 2012 and 2011, respectively. The increase was primarily due to higher clinical trial expenses associated with our OMS302 and OMS103HP Phase 3 clinical trials, higher expenses in connection with our PDE10 and MASP-2 programs, and higher employee costs, including increased salaries and wages, performance bonuses for 2011 as well as stock-based compensation expense related to company-wide options granted in the 2012 period with April 2011 vesting start dates.

General and Administrative Expenses. General and administrative expenses were $7.3 million and $6.1 million for the nine months ended September 30, 2012 and 2011, respectively. The increase was primarily due to higher legal costs and employee costs, including increased salaries and wages, performance bonuses for 2011 as well as stock-based compensation expense related to company-wide options granted in the 2012 period with April 2011 vesting start dates, partially offset by various individually insignificant decreases.

Litigation Settlement. Litigation settlement was $3.95 million and $0 for the nine months ended September 30, 2012 and 2011, respectively. The costs in the 2012 period relate to settlement costs incurred by us in connection with the settlement agreement we entered into with our former chief financial officer, which costs our insurance company has agreed to reimburse to us subject to a reservation of rights.

Investment Income. Investment income was $32,000 and $40,000 for the nine months ended September 30, 2012 and 2011, respectively. The decrease is due primarily to lower average investment balances in 2012.

Interest Expense. Interest expense was $1.4 million and $1.3 million for the nine months ended September 30, 2012 and 2011, respectively. Interest expense consists primarily of interest on our notes payable to Oxford and the amortization of the related discount and debt issuance costs, which remained relatively consistent during the periods.

Other Income (Expense), net. Other expense, net was $(30,000) and $526,000 for the nine months ended September 30, 2012 and 2011, respectively. On March 28, 2012, we extended the expiration date of warrants to purchase an aggregate of 197,478 shares of our common stock and recognized other expense of $(511,000) in connection with the warrant modification. The remaining decrease relates primarily to lower rental income received under our subleases.

Liquidity and Capital Resources

We have financed our operations primarily through (1) private and public placements of equity securities for proceeds totaling $171.5 million, $32.3 million of which we received, net of expenses, from the sale of 3,365,854 shares of common stock at a price of $10.25 per share in a public offering completed on July 2, 2012 ; (2) through two debt facilities with loan proceeds totaling $37.0 million, with $9.0 million of proceeds from the second facility used to pay off the remaining balance of the first facility; and (3) our GPCR program funding agreement with Vulcan pursuant to which we received $20.0 million. Additionally, we received a $3.0 million cash lease incentive payment in the first quarter of 2012 related to our new office and laboratory lease with BMR-201 Elliott Avenue LLC, or BMR. As of September 30, 2012, we had $30.6 million in cash, cash equivalents and short-term investments. Our cash, cash equivalents and short-term investment balances are held principally in interest-bearing instruments, including money-market accounts. Cash in excess of immediate requirements is invested in accordance with established guidelines to preserve principal and maintain liquidity.

Comparison of Nine Months Ended September 30, 2012 and September 30, 2011

Operating Activities. Net cash used in operating activities was $21.8 million and $18.3 million for the nine months ended September 30, 2012 and 2011, respectively. Expenditures related to operating activities in these periods were primarily for research and development and general and administrative expenses in support of our operations. The increase in net cash used in operating activities was primarily due to higher research and development expenses, including increased costs to support our OMS302 and OMS103HP Phase 3 clinical trials, partially offset by the $3.0 million cash lease incentive payment received from BMR during the first quarter of 2012.

Investing Activities. Net cash used in investing activities was $9.2 million for the nine months ended September 30, 2012 compared to cash provided by investing activities of $9.6 million for the nine months ended September 30, 2011. Investing activities, other than the purchase and sale of short-term investments, consist primarily of purchases of property and equipment. Cash flows from investing activities primarily reflect cash used to purchase short-term investments and receipts from the sale of short-term investments. These amounts primarily relate to shifts between cash and cash equivalents and short-term investments. Because we manage our cash usage with respect to our total cash, cash equivalents and short-term investments, we do not consider these cash flows to be important to the understanding of our liquidity and capital resources.

Financing Activities. Net cash provided by financing activities was $28.1 million and $10.4 million for the nine months ended September 30, 2012 and 2011, respectively. Net cash provided from financing activities in 2012 was due primarily to the $32.3 million in net proceeds we received from the sale of common stock in our public offering in July 2012 , partially offset by principal payments on our Oxford notes. Net cash provided by financing activities in 2011 was primarily the result of our borrowing $10.0 million under the second tranche of our loan from Oxford in March 2011.

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

Stanley Medical Research Institute Funding Agreement

In December 2006, we entered into a funding agreement with SMRI to develop a proprietary product that inhibits PDE10 for the treatment of schizophrenia. Under the agreement, we may receive grant and equity funding upon achievement of product development milestones through Phase 1 clinical trials totaling $9.0 million, subject to our mutual agreement with SMRI. As of September 30, 2012, we had received $5.7 million from SMRI, $2.5 million of which was recorded as revenue and $3.2 million of which was recorded as equity funding. We have recognized all remaining revenue under our funding agreement with SMRI.

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

We used the proceeds remaining from Tranche 1 and Tranche 2 for working capital and general business purposes. Interest on Tranche 1 and Tranche 2 accrues at annual fixed rates of 8.55% and 8.56%, respectively. Payments due under Tranche 1 and Tranche 2 were interest only, payable monthly, in arrears, through October 31, 2011. Beginning November 1, 2011, 36 payments of principal and interest became payable monthly, in arrears. All unpaid principal and accrued and unpaid interest are due and payable on the maturity date, October 21, 2014.

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

In connection with our draw-downs of Tranche 1 and Tranche 2, we incurred debt issuance costs of $169,000 and $58,000, respectively, that were capitalized and included in other assets in the balance sheets. Included in the debt issuance costs of each tranche is a one-time facility fee payment to Oxford of $50,000. Upon the last payment date of the amounts borrowed from Oxford, we will be required to pay Oxford a final payment fee equal to 5.0% of Tranche 1 ($500,000) and 4.0% of Tranche 2 ($400,000). The final payment fees were recorded as a discount to the loan and are being amortized to interest expense using the effective interest method over the repayment term of the initial loan amount. At any time upon prior notice to Oxford, we may prepay all, but not less than all, of the outstanding principal and accrued and unpaid interest under either Tranche 1 or Tranche 2 of the Oxford loan agreement at any time upon prior notice to Oxford and the payment of a fee equal to 1% of the then-outstanding principal amount. As security for our obligations under the Oxford agreement, we granted Oxford a security interest in substantially all of our assets, excluding intellectual property.

Carolina Casualty Insurance Company Litigation

We are involved in litigation with Carolina Casualty Insurance Company, or CCIC, the former carrier of our directors, officers and corporate liability insurance coverage, regarding its obligations under such coverage with respect to a lawsuit filed by Richard J. Klein, our former chief financial officer and treasurer. Effective October 26, 2012, we settled the lawsuit with Mr. Klein and made a one-time settlement payment of $3.94 million, which CCIC has agreed to reimburse as well as related employment taxes we paid of approximately $13,000, subject to a reservation of rights. If as a result of our litigation with CCIC we are required to repay such reimbursement or any part of our defense costs and fees borne by CCIC, such outcome may have a material adverse impact on our liquidity. For more information regarding this litigation, as well as the settlement with Mr. Klein, refer to Part II, Item 1 of this Quarterly Report on Form 10-Q.

Funding Requirements

We believe that our existing cash, cash equivalents and short-term investments and available capital under our committed equity line financing facility will be sufficient to fund our anticipated operating expenses, capital expenditures and note payments for at least the next 12 months. Our assumptions include our ability to raise capital under our equity line financing facility with Azimuth.

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

Contractual Obligations and Commitments

There have been no significant changes during the nine months ended September 30, 2012 to the items that we disclosed as our contractual obligations and commitments in our Form 10-K for the year ended December 31, 2011, except as follows:

On January 27, 2012, we entered into a lease with BMR-201 Elliott Avenue LLC for approximately 64,500 square feet of office and laboratory space, or the Lease. The term of the Lease is 15 years with two options to extend the term, each by five years. We expect the Lease term to commence in mid-November 2012. The annual base rent due under the Lease is $0 for the first year, $2.5 million for the second year, $3.2 million for the third year and will increase by 2.5% each year thereafter, with an aggregate rent payable over the initial term of $51.1 million. We will also be responsible for paying our proportionate share of utilities, taxes, insurance and maintenance as well as a property management fee. The Lease required us to provide the landlord with $563,000 as a security deposit, which is recorded as restricted cash on our balance sheet as of September 30, 2012. Additionally, on March 30, 2012 the landlord paid us a $3.0 million cash lease incentive and the landlord has agreed to reimburse us for up to $650,000 in expenses incurred by us in connection with the leased premises, of which we have incurred $91,000 as of September 30, 2012.

In November 2012, we entered into the First Amendment to Lease, or the Amendment, which amends the Lease. Pursuant to the Amendment, we will lease an additional approximately 13,400 square feet in The Omeros Building, or the Additional Premises. The lease term for the Additional Premises is expected to commence by May 15, 2013 and will end in November of 2027, coterminous with the term of the Lease. The annual base rent for the Additional Premises is $0 until November 2013, $523,000 for the second year and $673,000 for the third year and will increase by approximately 2.3% each year thereafter, with an aggregate rent payable under the initial term of $10.6 million. The Amendment requires us to pay an additional $117,000 as a security deposit.

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

Recent Accounting Pronouncements

In June 2011, FASB issued an ASU related to the presentation of comprehensive income that requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminated the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The standard does not change the items that must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard, which must be applied retroactively, was effective for interim and annual periods beginning after December 15, 2011. We adopted these standards on January 1, 2012 and now present a combined statement of operations and comprehensive loss in our accompanying financial statements.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily confined to our investment securities and notes payable. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in high-credit-quality securities. As of September 30, 2012, we had cash, cash equivalents and short-term investments of $30.6 million. In accordance with our investment policy, we invest funds in highly liquid, investment-grade securities. These securities in our investment portfolio are not leveraged and are classified as available-for-sale. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates and with our current portfolio of short term investments. We are not exposed to potential loss due to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2012. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Omeros Corporation, Gregory A. Demopulos, M.D., our chairman, chief executive officer, president and interim chief financial officer, and Richard J. Klein, our former chief financial officer and treasurer, entered into a settlement agreement and release, or the Settlement Agreement, effective as of October 26, 2012, settling and releasing all of the parties’ respective claims in the lawsuit captioned United States of America, ex. rel. Richard J. Klein v. Omeros Corporation and Gregory Demopulos, No. C09-1342 JCC. This lawsuit is described in Part II, Item 1 of our Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 7, 2012. Under an order filed by the U.S. District Court for the Western District of Washington on November 5, 2012, all claims asserted by Omeros, Dr. Demopulos and Mr. Klein have been dismissed with prejudice and all claims asserted by Mr. Klein on behalf of the United States government under the Federal False Claims Act, or the Qui Tam Claims, have been dismissed without prejudice to the United States Government.

The Settlement Agreement involves no admission of wrongdoing, liability or violation of the law by any of the parties. In addition, the Settlement Agreement bars Mr. Klein and his attorneys from seeking any personal recovery or attorneys’ fees for the Qui Tam Claims. Under the terms of the Settlement Agreement, Omeros made a one-time payment of $3.94 million to Mr. Klein to release all of his claims, which included a claim for payment of his attorneys’ fees since 2009 incurred in connection with the lawsuit. Our insurer has agreed to advance to us $3.95 million to reimburse us for the $3.94 million settlement payment we made to Mr. Klein as well as related employment taxes we paid of approximately $13,000, subject to the reservation of rights described below.

Carolina Casualty Insurance Company, or CCIC, was the carrier for our directors, officers and corporate liability insurance coverage at the time Mr. Klein’s employment with us was terminated. On February 21, 2012, CCIC filed a complaint for a declaratory judgment against Omeros, Dr. Demopulos and Mr. Klein in the U.S. District Court for the Western District of Washington, seeking a declaration that CCIC owes no duty to indemnify or defend Omeros or Dr. Demopulos against the allegations raised by Mr. Klein. On May 10, 2012, Omeros and Dr. Demopulos filed counterclaims against CCIC alleging that CCIC breached its duty to defend under the insurance policy, acted unreasonably and in bad faith, and unreasonably denied a claim for coverage in violation of Washington law.

CCIC has paid, in part, our costs and fees associated with defense of our lawsuit with Mr. Klein, subject to a reservation of rights. We have paid the remaining portion of the costs and fees of defending the claims raised by Mr. Klein. Additionally, on November 1, 2012 CCIC agreed to advance to us $3.95 million to reimburse us for the $3.94 million settlement payment we made to Mr. Klein as well as related employment taxes we paid of approximately $13,000. CCIC is making this payment without waiving any of its rights, including a claim seeking recovery of the advanced amount, and without affecting any of our or our chief executive officer’s claims, including for failure to defend and bad faith, against CCIC in the pending lawsuit against CCIC. We are vigorously defending the declaratory judgment action and pursuing our counterclaims, and we will vigorously defend CCIC’s anticipated attempt to recover the advanced settlement funds, and we do not believe any such recovery attempt by CCIC would succeed. While we can provide no assurances regarding the outcome of the litigation with CCIC, we believe that CCIC not only is required under the insurance policy to pay the costs and fees we incurred as well as the settlement payment and related employment taxes that we paid, and which they have agreed to reimburse, in connection with the lawsuit filed by Mr. Klein, but also that CCIC acted unreasonably and in bad faith, and unreasonably denied a claim for coverage in violation of Washington law.

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

Risks Related to Our Potential Products, Programs and Operations

We are focusing a significant portion of our activities and resources on OMS302 and our success may largely depend on our ability to obtain regulatory approval and to successfully commercialize this product.

We are a biopharmaceutical company with no products approved for commercial sale and we have not generated any revenue from product sales. We have incurred, and expect to continue to incur, significant costs relating to the development and commercialization of our co-lead potential products – OMS302 for use during ILR procedures and OMS103HP for use during arthroscopic partial meniscectomy surgery. In November 2012, we announced that we successfully completed our second Phase 3 clinical trial that evaluated OMS302 in patients undergoing ILR procedures including cataract surgery and refractive lens exchange. We intend to focus a significant portion of our activities and resources on commercializing OMS302, and we believe a substantial portion of the value of our company relates to our ability to obtain marketing approval for, and to successfully commercialize, this product.

Our objective is to submit an NDA for OMS302 to the FDA in the first quarter of 2013 and an MAA for OMS302 to the EMA in mid-2013. Before either agency will begin its substantive review of the applicable marketing application, it will conduct a preliminary review to determine whether our submission includes all of the information that such agency believes necessary to evaluate OMS302 for possible marketing approval. The regulatory process is subject to substantial agency discretion and risks, including those described later in these risk factors. If one or both of these agencies refuses to accept our application(s), we may be required to revise our application(s) to include additional information about OMS302, which may require us to conduct additional clinical trials or preclinical studies that may significantly delay our ability to market and generate revenue from the sale of OMS302. Even if our NDA and MAA are accepted for review, either agency may decide not to approve our application, requiring us to obtain additional data regarding OMS302 and to resubmit our marketing application(s), further delaying our ability to market and generate revenue from the sale of OMS302.

Even if we receive regulatory approval for OMS302, our ability to successfully commercialize this potential product will be subject to numerous uncertainties and risks, including those described later in these risk factors. If there are any negative decisions or delays in the regulatory process or if the anticipated or actual timing and plan for commercializing OMS302, or, ultimately, the market acceptance of OMS302 do not meet our, your, analysts’ or others’ expectations, the market price of our common stock could decline significantly.

Our success may also largely depend on the success of OMS103HP, and we cannot be certain that it will receive regulatory approval or be successfully commercialized.

We are conducting a Phase 3 clinical program evaluating OMS103HP in patients undergoing arthroscopic partial meniscectomy surgery. This clinical program is planned to consist of two trials. We expect to receive data from the first trial in the fourth quarter of 2012. We are preparing for discussions with European regulatory authorities regarding the second Phase 3 clinical trial and, assuming sufficient resources, plan to begin that trial following completion of those discussions. OMS103HP demonstrated a drug effect in an earlier Phase 2 clinical trial in patients undergoing partial meniscectomy; however, we can provide no assurance that data from the ongoing Phase 3 meniscectomy program will demonstrate a drug effect or that the trials will meet the pre-specified efficacy endpoints or that additional trials will not be required by regulatory authorities. Also, we can provide no assurances that we will have sufficient resources to conduct the second clinical trial on schedule, or at all. If the data from either planned trial is negative or if we are delayed or unable to commence and complete the second clinical trial, we may be unable to seek, or be significantly delayed in seeking, marketing approval of OMS103HP, which could cause the market price of our common stock to decline significantly.

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

We have not been profitable and have generated substantial operating losses since we were incorporated in June 1994. We had net losses of approximately $28.5 million, $29.3 million and $21.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. As of September 30, 2012, we had an accumulated deficit of approximately $206.8 million. We expect to incur additional losses for at least the next several years and cannot be certain that we will ever achieve profitability, and we do not anticipate generating revenue from the sale of our products until 2014 at the earliest. As a result, our business is subject to all of the risks inherent in the development of a new business enterprise, such as the risks that we may be unable to obtain additional capital needed to support the preclinical and clinical expenses of development and commercialization of our potential products, to develop a market for our potential products, to successfully transition from a company with a research and development focus to a company capable of commercializing products and to attract and retain qualified management as well as technical and scientific staff.

If we are unable to raise additional capital when needed or on acceptable terms, we may be unable to complete the development and commercialization of OMS302, OMS103HP or our other potential products, or continue our other preclinical development programs.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to:

•	submit the NDA and MAA for OMS302 to the FDA and EMA, respectively, and prepare for the drug’s potential commercialization;

•	complete the Phase 3 clinical program of OMS103HP for use in arthroscopic partial meniscectomy surgery;

•	complete the Phase 1 clinical trial of OMS824 for schizophrenia and other cognitive disorders and, assuming positive data, conduct subsequent clinical trials evaluating this potential product;

•	continue our development efforts in our GPCR program to advance this program for potential partnering or for internal development of potential products targeting GPCRs;

•	scale-up and produce clinical and commercial supplies of products, and conduct clinical studies for our potential products, including for our PDE7, MASP-2 and Plasmin programs;

•	continue research and development in all of our programs;

•	make principal and interest payments when due under our debt facility with Oxford;

•	initiate and conduct clinical trials for other potential products;

•	make milestone payments to our collaborators; and

•	launch and commercialize any products for which we receive regulatory approval.

If we do not raise additional capital, we may be unable to commercialize OMS302, if it is approved, or complete all of the clinical trials in our Phase 3 clinical program for OMS103HP, which would prevent us from generating sales revenue for one or both of those potential products. Also, our clinical trials may be delayed or we may need to conduct additional trials for many of the reasons discussed in these “Risk Factors,” which would increase our development expenses and may require us to raise additional capital to complete their clinical development and commercialization and to decrease spending on our other development programs. Furthermore, we may need to raise additional capital to advance one or more of our preclinical programs into clinical development. If we are unable to raise sufficient capital to commercialize OMS302 or complete the clinical development of OMS103HP or advance one or more of our preclinical development programs into the clinic, our business and prospects could be harmed and our stock price could decline significantly.

The terms of our debt facility place restrictions on our operating and financial flexibility and, if we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

We borrowed $20.0 million pursuant to the terms of a loan and security agreement with Oxford, pursuant to which we owed $15.3 million as of September 30, 2012. As collateral for this loan, we pledged substantially all of our assets other than intellectual property. Our agreement with Oxford restricts our ability to incur additional indebtedness, pay dividends and engage in significant business transactions such as a change of control of Omeros, so long as we owe any amounts to Oxford under the agreement. Any of these restrictions could significantly limit our operating and financial flexibility and ability to respond to changes in our business or competitive activities. In addition, if we default under our agreement, Oxford may have the right to accelerate all of our repayment obligations under the agreement and to take control of our pledged assets, which include our cash, cash equivalents and short-term investments, potentially requiring us to renegotiate our agreement on terms less favorable to us. Further, if we are liquidated, Oxford’s right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. An event of default under the loan and security agreement includes the occurrence of any material adverse effect upon our business operations, properties, assets, results of operations or financial condition, taken as a whole with respect to our viability, that would reasonably be expected to result in our inability to repay the loan. If Oxford declares a default upon the occurrence of any event that it interprets as having a material adverse effect upon us as defined under our agreement, we will be required to repay the loan immediately or to attempt to reverse Oxford’s declaration through negotiation or litigation. Any declaration by Oxford of an event of default could significantly harm our business and prospects and could cause our stock price to decline. If we raise any additional debt financing, the terms of such debt could further restrict our operating and financial flexibility.

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

Any potential products from our preclinical programs, including our PDE7, MASP-2, Plasmin and GPCR programs, must successfully complete preclinical testing, which may include demonstrating efficacy and the lack of toxicity in established animal models, before entering clinical trials. Many pharmaceutical and biological potential products do not successfully complete preclinical testing and, even if preclinical testing is successfully completed, may fail in clinical trials. In addition, there can be no assurance that positive results from preclinical studies will be predictive of results obtained from subsequent preclinical studies or clinical trials. For example, our studies of PDE7 inhibitors in different animal models of Parkinson’s disease, which may or may not be relevant to the mechanism of action of PDE7 inhibitors in humans, have produced varying results. Further, we cannot be certain that any of our preclinical product development programs will generate potential products that are suitable for clinical testing. For example, we have not yet generated any potential products from our GPCR program. We may discover that there are fewer drugable targets among the orphan GPCRs than we currently estimate and that, for those orphan GPCRs for which we identify functionally active compounds that we elect to develop independently, we are unable to develop related potential products that successfully complete preclinical or clinical testing. If we are unable to develop potential products, potential corporate partners may be unwilling to enter into partnership agreements with us. We also cannot be certain that any potential products that do advance into clinical trials will successfully demonstrate safety and efficacy in clinical trials. Even if we achieve positive results in early clinical trials, they may not be predictive of the results in later trials.

Because we have a number of development programs and are considering a variety of potential products, we may expend our limited resources to pursue a particular candidate or candidates and fail to capitalize on candidates or indications that may be more profitable or for which there is a greater likelihood of success.

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

Our issued PharmacoSurgery patents that are directed to OMS302 and OMS103HP have terms that will expire as late as July 30, 2023 for OMS302 and September 24, 2022 for OMS103HP. If our pending PharmacoSurgery applications issue as patents, the expiration dates of those patents will be August 4, 2032 for OMS103HP and March 17, 2026 for OMS201, not taking into account any extensions due to potential adjustment of patent terms resulting from USPTO delays. We filed an additional U.S. patent application directed to OMS302 and intend to file corresponding foreign patent applications which, if issued, are expected to provide patent terms ending 2033 or later. We cannot assure you that any of these patent applications will be found to be patentable, including over our own prior art patents, or will issue as patents, nor can we make assurances as to the scope of any claims that may issue from these pending and future patent applications or to the outcome of any proceedings by any potential third parties that could challenge the patentability, validity or enforceability of our patents and patent applications in the United States or foreign jurisdictions, which could limit patent protection for our products and materially harm our business.

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

In mid-November 2012, we intend to move all of our operations, including our laboratory and vivarium, to a new building. Under our lease, the landlord is responsible for building a laboratory and vivarium in this new facility to our specifications. We can provide no assurances that the landlord will be able to construct a laboratory and vivarium to our specifications by the time that we are required to vacate our current laboratory and vivarium space, or at all. Further, even if the new facility meets our specifications, after moving our laboratory and vivarium into this building we may discover problems that disrupt our research efforts. Any of these problems could substantially damage, disrupt or delay our research and development efforts, require us to find a new facility for our laboratory and vivarium that may not be available on commercially reasonable terms or at all, and materially harm one or more of our development programs and our business and prospects.

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

We are involved in a lawsuit with one of our former insurance carriers that, if we lose, could materially affect our financial position and cause our stock price to decline.

In October 2012, Omeros and its chief executive officer entered into the Settlement Agreement with Richard J. Klein, its former chief financial officer and treasurer, under which all of the parties released their respective claims in the lawsuit filed by Mr. Klein, as described in Part II, Item 1 of this Quarterly Report. CCIC was the carrier for our directors, officers and corporate liability insurance coverage at the time Mr. Klein’s employment with us was terminated. On February 21, 2012, CCIC filed a complaint for a declaratory judgment against Omeros, Dr. Demopulos and Mr. Klein in the U.S. District Court for the Western District of Washington, seeking a declaration that CCIC owes no duty to indemnify or defend us or Dr. Demopulos against the allegations raised by Mr. Klein. On May 10, 2012, Omeros and Dr. Demopulos filed counterclaims against CCIC alleging that CCIC breached its duty to defend under the insurance policy, acted unreasonably and in bad faith, and unreasonably denied a claim for coverage in violation of Washington law.

CCIC has paid, in part, our costs and fees associated with the defense of our lawsuit with Mr. Klein, subject to a reservation of rights. We have paid the remaining portion of the costs and fees of defending the claims raised by Mr. Klein. Additionally, on November 1, 2012 CCIC agreed to advance to us $3.95 million to reimburse us for the $3.94 million payment we made to Mr. Klein under the terms of the Settlement Agreement as well as related employment taxes we paid of approximately $13,000. CCIC is making this payment without waiving any of its rights, including a claim seeking recovery of the advanced amount, and without affecting any of our or our chief executive officer’s claims, including for failure to defend and bad faith, against CCIC in the pending lawsuit against CCIC. While we are vigorously defending the declaratory judgment action and pursuing our counterclaims, and intend to vigorously defend CCIC’s anticipated attempt to recover the settlement funds, we can provide no assurances regarding the outcome of the litigation with CCIC. If we are required to repay to CCIC the settlement funds or any part of our defense costs and fees borne by CCIC, or both, our financial position may be materially negatively affected and our stock price may decline.

The settlement agreement with Mr. Klein does not preclude the U.S. government from seeking recovery from us under the Federal False Claims Act or pursuing other administrative remedies against us.

During Mr. Klein’s employment with us, he used our Whistleblower Policy procedures to report to the chairman of our audit committee that we had submitted grant reimbursement claims in connection with our GPCR program to the National Institutes of Health, or NIH, for work that we had not performed. In accordance with the Whistleblower Policy and its charter, our audit committee, with special outside counsel, commenced an independent investigation of our NIH grant and claims procedures. The investigation concluded that we had not submitted claims to the NIH for work we had not performed. In his subsequent lawsuit against us, Mr. Klein brought the Qui Tam Claims, which were based on the same NIH grant that was the subject of Mr. Klein’s whistleblower report and related NIH grants totaling $1.3 million. Following an investigation of the Qui Tam Claims, in October 2011 the U.S. government declined to intervene in the lawsuit.

In our subsequent Settlement Agreement with Mr. Klein, he released all of his rights under the Qui Tam Claims, as discussed above in Part II, Item 1 of this Quarterly Report and the preceding risk factor. However, because the Qui Tam Claims were made on behalf of the U.S. government, Mr. Klein did not have the authority to settle them on behalf of the U.S. government and such claims accordingly were dismissed without prejudice to the U.S. government. As a result, the U.S. government is not precluded from asserting those claims against us under the Federal False Claims Act, or seeking other administrative remedies, notwithstanding the Settlement Agreement with Mr. Klein or the U.S. government’s earlier decision not to intervene with respect to the Qui Tam Claims. Although we believe that we did not violate the Federal False Claims Act, if the U.S. government were to pursue those claims, defending ourselves could require us to spend significant resources and harm our relationship with the NIH, which has continued to award us grants, including for our work in GPCRs, during the course of these proceedings. Additionally, potential remedies under the Federal False Claims Act include penalties, treble damages and attorneys’ fees and costs. If the U.S. government threatens or proceeds with a lawsuit against us, defending or settling such a suit or otherwise settling such possible claims may have a material negative effect on our financial position, harm our reputation and cause our stock price to decline.

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

If our competitors market products that are less expensive, safer or more effective than our future products developed from our potential products, that reach the market before our products, or that otherwise negatively affect the market, we may not achieve commercial success. For example, we are conducting a Phase 1 clinical trial evaluating the safety, tolerability and pharmacokinetics of OMS824, our proprietary PDE10 inhibitor for use in the treatment of cognitive disorders, including schizophrenia and Huntington’s disease. Other pharmaceutical companies, many with significantly greater resources than we have, are also developing PDE10 inhibitors and these companies may be further along in development. Pfizer Inc. recently announced that its PDE10 inhibitor product candidate failed to demonstrate efficacy in a Phase 2 clinical trial evaluating the compound in acute exacerbation of schizophrenia. This and other potential clinical trial failures of PDE10 inhibitor product candidates may negatively reflect on the ability of OMS824 to demonstrate safety and efficacy. In addition, we believe that other companies are attempting to find compounds that functionally interact with orphan GPCRs. If any of these companies are able to achieve this for a given orphan GPCR before we do, we may be unable to establish a commercially valuable intellectual property position around that orphan GPCR. Further, the failure of any future products that we may develop to effectively compete with products marketed by our competitors would impair our ability to generate revenue, which would have a material adverse effect on our future business, financial condition and results of operations.

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

During the 12-month period ended September 30, 2012, our stock traded as high as $13.45 per share and as low as $3.21 per share. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors could include:

•	FDA or EMA actions related to our NDA and MAA for OMS302, respectively, that we expect to submit in 2013, including their refusal to accept our applications or to grant OMS302 marketing approval;

•	results from our clinical development programs, including the data from our ongoing Phase 3 clinical trial evaluating OMS103HP that we expect to announce during the fourth quarter of 2012;

•	FDA or international regulatory actions related to any of our other potential products;

•	announcements regarding the progress of our preclinical programs and our GPCR program;

•	failure of any of our products, if approved, to achieve commercial success;

•	quarterly variations in our results of operations or those of our competitors;

•	our ability to develop and market new and enhanced products on a timely basis;

•	announcements by us or our competitors of acquisitions, regulatory approvals, clinical milestones, new products, significant contracts, commercial relationships or capital commitments;

•	third-party coverage and reimbursement policies;

•	additions or departures of key personnel;

•	commencement of, or our involvement in, litigation;

•	our ability to meet our repayment and other obligations under our $20.0 million debt facility with Oxford, pursuant to which our indebtedness was $15.3 million as of September 30, 2012;

•	the inability of our contract manufacturers to provide us with adequate commercial supplies of our products;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	changes in earnings estimates or recommendations by securities analysts;

•	any major change in our board or management;

•	general economic conditions and slow or negative growth of our markets; and

•	political instability, natural disasters, war and/or events of terrorism.

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

ITEM 5. OTHER INFORMATION

On November 5, 2012, we entered into the First Amendment to Lease, or the Amendment, which amends our lease dated January 27, 2012, or the Lease, with BMR-201 Elliott Avenue LLC, or Landlord. Under the Lease, which is described in our Current Report on Form 8-K filed on February 1, 2012, we will lease approximately 64,500 square feet of office and laboratory space in the building known as The Omeros Building located at 201 Elliott Avenue West, Seattle, Washington. Pursuant to the Amendment, we will lease an additional approximately 13,400 square feet in The Omeros Building, or the Additional Premises. The lease term for the Additional Premises is expected to commence by May 15, 2013 and will end in November of 2027, coterminus with the term of the Lease. The annual base rent for the Additional Premises is $0 until November 2013, $523,000 for the second year and $673,000 for the third year and will increase by approximately 2.3% each year thereafter.

The foregoing descriptions of the Amendment and the Lease are not complete and are qualified in their entirety by reference to the full text of such agreements. A copy of the Lease is filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 1, 2012, and a copy of the Amendment is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1*	Fourth Amendment to Office Lease Agreement dated September 27, 2012 between the registrant and City Centre Associates

10.2	First Amendment to Lease dated November 5, 2012 between the registrant and BMR-201 Elliott Avenue LLC

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on September 28, 2012 (File No. 001-34475)
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEROS CORPORATION

Date: November 9, 2012	/s/ Gregory A. Demopulos
Gregory A. Demopulos, M.D.
President, Chief Executive Officer and Chairman of the Board of Directors