Form 10-Q
period 2013-03-31
OMEROS CORP
filed 2013-05-09
CIK 1285819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of May 6, 2013, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 25,928,767.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or Exchange Act, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements.” In some cases you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “predict,” “project,” “potential,” “should,” “will,” “would,” and similar expressions and variations thereof are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Examples of these statements include, but are not limited to, statements regarding:

•

our ability to submit a New Drug Application, or NDA, and a Marketing Authorization Application, or MAA, for OMS302 during 2013 and to subsequently receive regulatory approval for the commercialization of OMS302 in 2014;

•	our ability to commence a second Phase 3 clinical trial for OMS103HP during the second half of 2013;

•	our ability to initiate clinical trials for our MASP-2 and PDE7 programs in 2013;

•	our ability to raise capital under our at-the-market equity facility with MLV & Co. LLC, or MLV, or to otherwise access the capital markets;

•	our expectations regarding the clinical benefits of our products;

•	our expectation that 2014 is the earliest year in which any of our products will be commercially available or generate revenue;

•	our anticipation that we will rely on contract manufacturers to develop and manufacture our products for commercial sale;

•	the extent of protection that our patents provide and our pending patent applications may provide, if patents issue from such applications, to our technologies and programs;

•	our estimate regarding how long our existing cash, cash equivalents and short-term investments will be sufficient to fund our anticipated operating expenses, capital expenditures and note payments;

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

Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks, uncertainties and other factors described in Item IA of Part II of this Quarterly Report on Form 10-Q under the heading “Risk Factors” and in our other filings with the SEC. Given these risks, uncertainties and other factors, actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on our company, business or operations. Accordingly, you should not place undue reliance on these forward-looking statements. These forward-looking statements represent our estimates and assumptions only as of the date of the filing of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual results in subsequent periods may materially differ from current expectations. Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

OMEROS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2013

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMEROS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,281	$1,520
Short-term investments	12,035	20,830
Grant and other receivables	2,003	1,934
Prepaid expenses and other current assets	494	416

Total current assets	15,813	24,700
Property and equipment, net	1,058	1,037
Restricted cash	679	679
Other assets	143	159

Total assets	$17,693	$26,575

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,609	$2,632
Accrued expenses	6,979	5,716
Deferred revenue	—	970
Current portion of notes payable, net of discount	997	—

Total current liabilities	10,585	9,318
Notes payable, net of current portion and discount	19,200	20,103
Deferred rent, net of current portion	3,772	3,685
Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, par value $0.01 per share:
Authorized shares—20,000,000 at March 31, 2013 (unaudited) and December 31, 2012;
Issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share:
Authorized shares—150,000,000 at March 31, 2013 (unaudited) and December 31, 2012;
Issued and outstanding shares—25,910,399 and 25,897,483 at March 31, 2013 (unaudited) and December 31, 2012, respectively	259	259
Additional paid-in capital	208,943	207,787
Accumulated deficit	(225,066)	(214,577)

Total shareholders’ deficit	(15,864)	(6,531)

Total liabilities and shareholders’ equity	$17,693	$26,575

See notes to consolidated financial statements

OMEROS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue	$1,095	$1,496
Operating expenses:
Research and development	7,127	7,246
Selling, general and administrative	3,988	2,322

Total operating expenses	11,115	9,568

Loss from operations	(10,020)	(8,072)
Investment income	6	12
Interest expense	(587)	(494)
Other income (expense), net	112	(341)

Net loss	$(10,489)	$(8,895)

Comprehensive loss	$(10,489)	$(8,895)

Basic and diluted net loss per share	$(0.40)	$(0.40)

Weighted-average shares used to compute basic and diluted net loss per share	25,908,153	22,434,903

See notes to consolidated financial statements

OMEROS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities
Net loss	$(10,489)	$(8,895)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	67	93
Stock-based compensation expense	1,093	1,131
Non-cash interest expense	120	103
Warrant modification expense	41	511
Changes in operating assets and liabilities:
Grant and other receivables	(69)	(775)
Prepaid expenses and other current and noncurrent assets	(75)	(326)
Accounts payable and accrued expenses	1,227	345
Deferred revenue	(970)	(753)
Deferred rent, net of current portion	87	3,061

Net cash used in operating activities	(8,968)	(5,505)

Investing activities
Purchases of property and equipment	(88)	(72)
Purchases of investments	(3,455)	—
Proceeds from the sale of investments	12,250	19,750

Net cash provided by investing activities	8,707	19,678

Financing activities
Payments on notes payable	—	(1,500)
Proceeds from issuance of common stock upon exercise of stock options	22	124

Net cash provided by (used in) financing activities	22	(1,376)

Net (decrease) increase in cash and cash equivalents	(239)	12,797
Cash and cash equivalents at beginning of period	1,520	4,005

Cash and cash equivalents at end of period	$1,281	$16,802

Supplemental cash flow information

Cash paid for interest	$313	$402

See notes to consolidated financial statements

OMEROS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Organization and Significant Accounting Policies

Organization

We are a clinical-stage biopharmaceutical company committed to discovering, developing and commercializing products targeting inflammation, coagulopathies and disorders of the central nervous system. Our most clinically advanced potential products, which we refer to as products, are derived from our proprietary PharmacoSurgery™ platform designed to improve clinical outcomes of patients undergoing ophthalmological, arthroscopic, urological and other surgical and medical procedures. Our efforts are devoted to conducting research and development of our products, to developing our patent portfolio and to raising equity capital.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information as of March 31, 2013 and for the three months ended March 31, 2013 and 2012, includes all adjustments, which include normal recurring adjustments, necessary to present fairly our interim financial information. The consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

The accompanying unaudited consolidated financial statements and notes to consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Note 2—Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of unrestricted common shares and dilutive common share equivalents outstanding for the period, determined using the treasury-stock method and the as if-converted method. The basic and diluted net loss per share amounts for the three months ended March 31, 2013 and 2012 were computed based on the shares of common stock outstanding during the respective periods. Historical outstanding dilutive securities not included in the diluted loss per share calculation are as follows:

	March 31,
	2013	2012
Outstanding options to purchase common stock	5,356,086	4,167,184
Warrants to purchase common stock	609,016	609,016

Total	5,965,102	4,776,200

Note 3—Cash, Cash Equivalents and Investments

As of March 31, 2013 and December 31, 2012, all investments are classified as short-term and available-for-sale on the accompanying consolidated balance sheets. We did not own any securities with unrealized loss positions as of March 31, 2013 or December 31, 2012. Investment income consists primarily of interest income.

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

Our fair-value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	March 31, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money-market funds classified as cash equivalents	$19	$—	$—	$19
Money-market funds classified as current restricted cash	193	—	—	193
Money-market funds classified as non-current restricted cash	679	—	—	679
Money-market funds classified as short-term investments	12,035	—	—	12,035

Total	$12,926	$—	$—	$12,926

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money-market funds classified as cash equivalents	$21	$—	$—	$21
Money-market funds classified as current restricted cash	193	—	—	193
Money-market funds classified as non-current restricted cash	679	—	—	679
Money-market funds classified as short-term investments	20,830	—	—	20,830

Total	$21,723	$—	$—	$21,723

Money-market funds classified as current restricted cash are included in prepaid expenses and other current assets on the accompanying consolidated balance sheets. Cash of $1.3 million and $1.5 million is excluded from our fair-value hierarchy disclosure as of March 31, 2013 and December 31, 2012, respectively. There were no unrealized gains and losses associated with our short-term investments as of March 31, 2013 or December 31, 2012.

Note 5—Certain Balance Sheet Accounts

Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2013	December, 31 2012
	(In thousands)
Deferred rent	$1,832	$959
Contract research	1,368	1,447
Clinical trials	873	1,842
Legal	794	323
Employee compensation	553	458
Other accruals	1,559	687

Accrued expenses	$6,979	$5,716

Note 6—Notes Payable

In October 2010, we entered into a loan and security agreement, or, as amended from time to time, the Loan Agreement, with Oxford Finance LLC, or Oxford. Under our Loan Agreement, we had $20.0 million in principal outstanding indebtedness as of March 31, 2013 and December 31, 2012. Interest accrues at an annual fixed rate of 9.25%. The Loan Agreement provides for interest-only payments through December 31, 2013. Beginning on January 1, 2014, payments of principal and interest are payable for 36 months, in arrears. All unpaid principal and accrued and unpaid interest are due and payable on the maturity date, December 1, 2016. As security for our obligations under the Oxford agreement, we granted Oxford a security interest in substantially all of our assets, excluding intellectual property. As of March 31, 2013 unamortized discount and debt issuance costs associated with the debt were $1.3 million and $155,000, respectively.

Note 7—Revenue

We have received Small Business Innovative Research grants from the National Institutes of Health, or NIH, which are used to support the research and development of our products. We recorded revenue related to these grants of $125,000 and $160,000 for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, $1.7 million remained available under these grants.

In October 2010, we entered into a platform development funding agreement with Vulcan Inc. and its affiliate, which we refer to collectively as Vulcan, pursuant to which we received $20.0 million for our G protein-coupled receptor, or GPCR, program. Of the funds received from Vulcan, we recorded $10.8 million as a reduction of the cost of the intellectual property assets we purchased from Patobios Limited, or Patobios, $994,000 was recorded in equity for the fair value of warrants issued to Vulcan, and the remaining $8.2 million was recorded as deferred revenue. The deferred revenue balance is being recognized as revenue or as a reduction to the costs of assets purchased in direct proportion to the related GPCR expenses as they are incurred. Also in October 2010, we entered into an agreement with the Life Sciences Discovery Fund Authority, a granting agency of the State of Washington, or LSDF, under which we received a $5.0 million grant award from LSDF that was paid to reimburse us for expenses we incurred and equipment purchases related to our GPCR program. For the three months ended March 31, 2013 and 2012, we have recorded reductions to the Vulcan deferred revenue balance of $970,000 and $712,000, respectively, which has been recognized as revenue on our accompanying consolidated statements of operations and comprehensive loss. As of March 31, 2013, all amounts pertaining to the Vulcan agreement previously recorded as deferred revenue in the accompanying consolidated balance sheets have been recognized as revenue. We recognized all remaining revenue of $624,000 under the LSDF agreement during the first quarter of 2012.

Note 8—Commitments and Contingencies

In December 2006, we entered into a funding agreement with The Stanley Medical Research Institute, or SMRI, to develop a proprietary phosphodiesterase 10, or PDE10, inhibitor product for the treatment of schizophrenia. We hold the exclusive rights to the technology. In connection with the funding agreement with SMRI, beginning the first calendar year after commercial sales of a schizophrenia product, if and when a product is commercialized, we may become obligated to pay royalties based on net income, as defined in the agreement, not to exceed a set multiple of total grant funding received. Based on the amount of grant funding received as of March 31, 2013, the maximum amount of royalties payable by us is $12.8 million. We have not paid any such royalties through March 31, 2013.

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

In March 2010, we entered into a license agreement with Daiichi Sankyo Co., Ltd. (successor-in-interest to Asubio Pharma Co., Ltd.), or Daiichi Sankyo, pursuant to which we received an exclusive license to phosphodiesterase 7, or PDE7, inhibitors claimed in certain patents and pending patent applications owned by Daiichi Sankyo for use in the treatment of movement disorders and other specified indications. In February 2011, we amended the agreement to include addiction and compulsive disorders in the field of use. In January 2013, we further amended the agreement to include all other indications except specified dermatologic conditions. Upon execution of the agreement, we paid Daiichi Sankyo of $50,000 that was recognized as research and development expense. Under the amended agreement, we agreed to make milestone payments to Daiichi Sankyo of up to $33.5 million upon the achievement of certain events, such as successful completion of preclinical toxicology studies; dosing of human subjects in Phase 1, 2 and 3 clinical trials; receipt of marketing approval of a PDE7 inhibitor product; and reaching specified sales milestones. However, if only one of the three indications is advanced through each milestone, the total milestone payments would be $23.5 million. In addition, Daiichi Sankyo is entitled to receive from us a low single-digit percentage royalty of any net sales of a PDE7 inhibitor licensed under the agreement by us and/or our sublicensee(s), provided that if the sales are made by a sublicensee, then the amount payable by us to Daiichi Sankyo is capped at an amount equal to a low double-digit percentage of all royalty and specified milestone payments that we receive from the sublicensee.

In April 2010, we entered into an exclusive license agreement with Helion Biotech ApS, or Helion, pursuant to which we received a royalty bearing, worldwide exclusive license in and to all of Helion’s intellectual property rights related to mannan-binding lectin-associated serine protease-2, or MASP-2, antibodies, polypeptides and methods in the field of inhibition of mannan-binding lectin-mediated activation of the complement system for the prevention, treatment or diagnosis of any disease or condition. Upon execution of the agreement, we paid Helion $500,000 that was recognized as research and development expense and agreed to make development and sales milestone payments to Helion of up to an additional $6.9 million upon the achievement of certain events, such as the filing of an Investigational New Drug Application, or IND, with the U.S. Food and Drug Administration, or FDA; initiation of Phase 2 and 3 clinical trials; receipt of marketing approval; and reaching specified sales milestones. In addition, Helion is entitled to receive from us a low single-digit percentage royalty of any net sales of a MASP-2 inhibitor product that is covered by the patents licensed by us under the agreement.

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

Under our agreement with LSDF, after LSDF receives $25.0 million from us, any remaining amounts that would be payable by us to LSDF pursuant to the agreement will instead be paid to LSI. Our obligations with respect to LSI are limited to creating LSI’s charter documents, incorporating LSI, selecting directors and applying for tax-exempt status, all in consultation with LSDF. We have no other obligations, funding or otherwise, to LSI. The term of our agreement with LSDF expires on the six-month anniversary following the last date that we deliver a report related to our incurrence of grant-funded expenses described in the agreement, provided that certain obligations will survive the expiration of the term. The term of our payment obligations to LSDF is the same as that under our agreement with Vulcan.

We currently lease our office and laboratory in The Omeros Building under a lease agreement with BMR-201 Elliott Avenue LLC, or BMR. The initial term of the lease ends in November 2027 and we have two options to extend the lease term, each by five years. As of March 31, 2013, the remaining aggregate non-cancelable rent payable under the initial term of the lease is approximately $61.7 million and we have received net lease incentives of $4.3 million, which are recorded as deferred rent on our accompanying consolidated balance sheets.

Effective October 26, 2012, Omeros Corporation and Gregory A. Demopulos, M.D., our chairman, chief executive officer, president and interim chief financial officer and treasurer, and Richard J. Klein, our former chief financial officer and treasurer, entered into a settlement agreement and release, or the Settlement Agreement, settling and releasing all of the parties’ respective claims in the lawsuit described in Part II, Item 1 of our Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission, or SEC, on August 7, 2012. Under an order filed by the U.S. District Court for the Western District of Washington on November 5, 2012, all claims asserted by Omeros, Dr. Demopulos and Mr. Klein were dismissed with prejudice and all of Mr. Klein’s claims asserted against Omeros on behalf of the United States Government under the Federal False Claims Act, or the Qui Tam Claims, were dismissed without prejudice to the United States Government. We are currently cooperating with an administrative review by the NIH of two grants that were the subject of Mr. Klein’s claims. These grants were made in 2004 and 2007 and involved an aggregate of approximately $1.1 million. Upon completion of its review, the NIH may seek various administrative remedies, including return of all or a portion of the grant proceeds. During the quarter ended March 31, 2013, we recognized as a selling, general and administrative expense and an accrued liability our estimate of the refund that we may elect to pay to the NIH to resolve this matter.

In the Settlement Agreement, each of the parties affirmatively denies any wrongdoing or liability. In addition, the Settlement Agreement bars Mr. Klein and his attorneys from seeking any personal recovery or attorneys’ fees for the Qui Tam Claims. Under the terms of the Settlement Agreement, in October 2012 we made a one-time payment of $3.94 million to Mr. Klein to release all of his claims, which included a claim for payment of his attorneys’ fees since 2009 incurred in connection with the lawsuit.

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

CCIC paid approximately $2.0 million of our defense costs associated with Mr. Klein’s lawsuit, subject to a reservation of rights, and we paid the remaining portion of the defense costs. Additionally, in November 2012, CCIC reimbursed us $3.95 million for the $3.94 million payment we made to Mr. Klein under the terms of the Settlement Agreement as well as for the $13,000 of related employment taxes that we paid. During the quarter ended December 31, 2012, we recorded $3.95 million as a recovery on settlement. CCIC made this payment without waiving any of its rights and without affecting any of our or our chief executive officer’s counterclaims against CCIC, including for failure to defend and bad faith, in the pending lawsuit against CCIC. As of May 9, 2013, CCIC has not amended its complaint to seek such recovery, but may choose to do so in the future. We are defending vigorously CCIC’s declaratory judgment action noted above, and we are pursuing our counterclaims. We intend to defend vigorously any attempt by CCIC to recover any amount it paid to us for our defense costs or for the $3.95 million reimbursement payment. We do not believe any such recovery attempt by CCIC would succeed. While we can provide no assurances regarding the outcome of the litigation with CCIC, we believe that CCIC is required under the insurance policy to defend and indemnify us in the Klein litigation, including for our defense costs and for the $3.95 million in costs we incurred under the Settlement Agreement. In addition, we believe that CCIC acted unreasonably and in bad faith, and unreasonably denied our claim for coverage in violation of Washington law and are vigorously pursuing these counterclaims. We are seeking to recover from CCIC our damages, including those for violation of Washington State law that are subject to potential trebling. Additionally, if we elect to pay any amounts to the NIH to resolve the ongoing administrative review discussed above, we intend to seek recovery of such amount from CCIC. We can provide no assurance regarding the outcome of our counterclaims against CCIC. While the ultimate financial impact of this action cannot be determined with certainty, based on analysis, we believe that we will not be required to return the amounts paid by CCIC. Therefore, no loss associated with the CCIC actions has been recorded in the financial statements as of March 31, 2013.

Note 9—Shareholders’ Equity

Warrants

On March 28, 2012, we extended by one year the expiration dates of warrants to purchase up to an aggregate of 197,478 shares of our common stock at an exercise price of $12.25 per share. As a result of the extension, the expiration date of these warrants was March 29, 2013. On March 28, 2013, we extended the expiration dates of the warrants an additional year to March 29, 2014. We originally issued the warrants on March 29, 2007 to brokers who assisted us in connection with our Series E Preferred Stock financing. Pursuant to accounting guidance regarding equity-based compensation to non-employees, we evaluated the value of the warrants before and after the modification dates to determine the incremental change in their fair value. For the three months ended March 31, 2013 and 2012, we recorded a change in fair value of $41,000 and $511,000, respectively, in other expense.

Note 10—Stock-Based Compensation

Stock Options

Our 2008 Equity Incentive Plan, or 2008 Plan, provides for the grant of incentive and nonstatutory stock options, restricted stock, stock appreciation rights, performance units and performance shares to employees, directors and consultants and subsidiary corporations’ employees and consultants. The 2008 Plan also allows any shares returned under our Amended and Restated 1998 Stock Option Plan, or 1998 Plan, as a result of cancellation of options or repurchase of shares issued pursuant to the 1998 Plan, to be issued under the 2008 Plan subject to a maximum limit of 3,084,848 shares. As of March 31, 2013 a total of 365,696 shares have been reserved under the 2008 Plan as a result of the cancellation of options or repurchase of shares under the 1998 Plan. In addition, the 2008 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year, beginning with the 2010 fiscal year, equal to the lesser of:

•	five percent of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year;

•	1,785,714 shares; or

•	such other amount as our board of directors may determine.

On January 1, 2013, in accordance with the 2008 Plan annual increase provisions, the authorized shares in the 2008 Plan increased by 1,294,874 shares. As of March 31, 2013, a total of 5,835,258 shares were reserved for issuance under the 2008 Plan. Options are granted with exercise prices equal to the closing fair market value of the common stock on the date of the grant. The terms of options may not exceed 10 years. Generally, options vest over a four-year period, but may be granted with different vesting terms.

Compensation cost for stock options granted to employees is based on the grant-date fair value and is recognized over the vesting period of the applicable option on a straight-line basis. As stock-based compensation expense is based on options ultimately expected to vest, the expense has been reduced for estimated forfeitures. The fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option- pricing model with the following assumptions during the periods ended:

	Three Months Ended March 31,
	2013	2012
Estimated weighted-average fair value	N/A	$3.21
Weighted-average assumptions
Expected volatility	N/A	89%
Expected term, in years	N/A	5.72
Risk-free interest rate	N/A	1.06%
Expected dividend yield	N/A	0%

Because no options were granted to employees during the three months ended March 31, 2013, we did not estimate option fair values for this period.

Stock-Based Compensation Summary

Stock-based compensation expense includes amortization of stock options granted to employees and non-employees’ and has been reported in our consolidated statements of operations as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Research and development	$581	$568
Selling, general and administrative	512	563

Total	$1,093	$1,131

Stock option activity and related information is as follows:

	Options Outstanding	Weighted- Average Exercise Price per Share	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (In thousands)
Balance at December 31, 2012	5,390,582	$5.18
Granted	—	—
Exercised	(12,916)	1.68
Forfeited	(21,580)	7.63

Balance at March 31, 2013	5,356,086	$5.18	7.00	$5,126

Vested and expected to vest at March 31, 2013	5,165,630	$5.09	6.92	$5,124

Exercisable at March 31, 2013	3,363,267	$3.65	5.82	$5,114

At March 31, 2013, there were 1,992,819 unvested options outstanding that will vest over a weighted-average period of 2.6 years. Excluding non-employee stock options, the total estimated compensation expense to be recognized in connection with these shares is $9.1 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Background

We are a clinical-stage biopharmaceutical company committed to discovering, developing and commercializing products targeting inflammation, coagulopathies and disorders of the central nervous system. Our most clinically advanced potential products, which we refer to as products, are derived from our proprietary PharmacoSurgery™ platform designed to improve clinical outcomes of patients undergoing ophthalmological, arthroscopic, urological and other surgical and medical procedures. Our PharmacoSurgery platform is based on low-dose combinations of therapeutic agents delivered directly to the surgical site throughout the duration of the procedure to preemptively inhibit inflammation and other problems caused by surgical trauma and to provide clinical benefits both during and after surgery. We currently have five clinical-stage development programs. In addition, we have a deep and diverse pipeline of preclinical programs as well as a platform capable of unlocking new drug targets. For each of our products and programs, we have retained all manufacturing, marketing and distribution rights.

OMS302, one of our co-lead PharmacoSurgery products, successfully completed a Phase 3 clinical program that evaluated the product in patients undergoing intraocular lens replacement, or ILR, surgery. This clinical program consisted of two trials that enrolled both cataract surgery and refractive lens exchange patients. In both Phase 3 clinical trials, OMS302 demonstrated statistically significant superiority over placebo in maintenance of intraoperative mydriasis (pupil dilation) and reduction of early postoperative pain. We are now preparing to submit an NDA to the FDA during the second quarter of 2013 and an MAA to the European Medicines Agency, or EMA, in mid-2013 to allow us to market and sell OMS302 in the United States and the European Union, respectively. Assuming approval of at least one of these marketing applications within approximately one year of its submission, we expect to begin marketing OMS302 in 2014.

OMS103HP, our other co-lead PharmacoSurgery product, is being evaluated in a Phase 3 clinical program for its safety and ability to reduce pain following arthroscopic partial meniscectomy surgery. In December 2012, we completed a Phase 3 clinical trial in which the pre-specified primary endpoint was the Symptoms Subscale of the KOOS—a patient-reported measure that is comprised of questions about knee swelling, clicking, catching and stiffness. In addition, pain measured in the early postoperative period was a pre-specified secondary endpoint. Although the Symptoms Subscale of the KOOS did not reach statistical significance, OMS103HP achieved statistically significant reduction of postoperative pain. We are preparing to conduct a second Phase 3 clinical trial with reduction of early postoperative pain as the primary endpoint. We expect to begin enrolling patients in this second clinical trial in the second half of 2013.

In addition to OMS302 and OMS103HP, we have a pipeline of other product development programs targeting inflammation, coagulopathies and disorders of the central nervous system. We have the following three clinical-stage programs in our pipeline: (1) our PDE10 program lead compound OMS824 for the treatment of cognitive disorders, including schizophrenia and Huntington’s disease, is in a Phase 1 clinical program, (2) our PPARg program, in which two Phase 2 clinical trials are being conducted by our collaborators to evaluate a PPARg agonist, alone or in combination with other agents, for treatment of addiction to opioids and to nicotine and (3) our PharmacoSurgery product OMS201 for use during urological surgery, including uroendoscopic procedures, that has completed a Phase 1/Phase 2 clinical trial and which is currently dormant. Our preclinical programs include: (1) our MASP-2 program in which we are developing proprietary MASP-2 antibody therapies to treat disorders associated with complement-activated inflammation (2) our PDE7 program in which we are developing proprietary compounds to treat movement disorders and addiction and compulsive disorders and (3) our Plasmin program in which we are advancing novel antifibrinolytic agents for the control of blood loss during surgery or resulting from trauma as well as for other hyperfibrinolytic states (e.g., liver disease). We currently expect to initiate Phase 1 clinical trials for our MASP-2 and PDE7 programs in 2013.

In our GPCR program, we are working to complete high-throughput surrogate de-orphanization of orphan GPCRs, or the identification of synthetic molecules that bind and functionally interact with the receptors, and to develop products that act at these new potential drug targets. As of May 9, 2013, we have identified and confirmed sets of compounds that interact selectively with, and modulate signaling of, 46 Class A orphan GPCRs.

Financial Summary

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

•

external research and development expenses incurred pursuant to agreements with third-party manufacturing organizations, clinical research organizations, or CROs, clinical trial sites, and collaborators or licensors;

•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and depreciation of leasehold improvements and equipment; and

•	third-party supplier expenses including laboratory and other supplies.

We recognized net losses of $10.5 million and $8.9 million for the three months ended March 31, 2013 and 2012, respectively. These losses have resulted principally from expenses incurred in connection with research and development activities, consisting primarily of clinical trials, preclinical studies and manufacturing services associated with our current products. Compared to 2012, we expect our net losses to increase as we continue to advance our clinical trials, expand our research and development efforts, add personnel for our anticipated growth and prepare for the commercial launch of OMS302, if it is approved. As of March 31, 2013, our accumulated deficit was $225.1 million and total shareholders’ deficit was $15.9 million.

Results of Operations

Revenue

Our revenue to date has consisted of grant funding from third parties and revenue recognized in connection with funding received under our agreements with Vulcan and LSDF, which are described in Note 7 to our consolidated financial statements. Other than grant funding, we do not expect to receive any revenue from our products until we receive regulatory approval and commercialize our products or until we potentially enter into collaborative agreements with third parties for the development and commercialization of our products. We do not expect any of our current products to be commercially available before 2014, if at all. We continue to pursue government and private grant funding as well as collaboration funding for our products and research programs.

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Revenue	$1,095	$1,496

The decrease during the three months ended March 31, 2013 was primarily due to lower total revenue recognized from our GPCR program funding agreements with Vulcan and LSDF. We recognized the remaining revenue in connection with the Vulcan and LSDF agreements during the first quarters of 2013 and 2012, respectively. No further revenue remains to be recognized under these agreements as of March 31, 2013.

Research and Development Expenses

Our research and development expenses can be divided into clinical research and development and preclinical research and development activities. The following table illustrates our expenses associated with these activities:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Direct external expenses:
Clinical research and development:
OMS302	$887	$1,647
OMS103HP	266	991
PDE10	374	7
Other clinical programs	11	14

Total clinical research and development	1,538	2,659
Preclinical research and development	1,600	1,405

Total direct external expenses	3,138	4,064
Internal, overhead and other expenses	3,408	2,614
Stock-based compensation expense	581	568

Total research and development expenses	$7,127	$7,246

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

The decrease in research and development expenses during the three months ended March 31, 2013 was due primarily to lower clinical trials expenses related to the completion of both our OMS302 Phase 3 clinical program in January 2013 and the first OMS103HP Phase 3 clinical trial for meniscectomy in December 2012. These two clinical programs were ongoing during the three months ended March 31, 2012. These decreases were partially offset by higher expenses related to advancing our MASP-2 program toward the clinic, employee costs and non-cash rent expense associated with the amortization of our BMR lease incentives. We expect our research and development expenses to increase in subsequent periods as we continue to advance our OMS103HP and OMS824 products through the clinic and initiate clinical trials for our MASP-2 and PDE7 programs, which we expect to do later in 2013.

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

The lengthy process of completing clinical trials and seeking regulatory approval for our products requires the expenditure of substantial resources. Any failure or delay in completing clinical trials, or in obtaining regulatory approvals, could cause a delay in generating product revenue and cause our research and development expenses to increase and, in turn, have a material adverse effect on our operations, financial condition and liquidity. We do not expect any of our current products to be commercially available before 2014, if at all. Because of the factors above, we are not able to estimate with any certainty when we would recognize any net cash inflows from our projects.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Selling, general and administrative, excluding stock-based compensation expense	$3,476	$1,759
Stock-based compensation expense	512	563

Total selling, general and administrative expenses	$3,988	$2,322

The increase in selling, general and administrative expenses during the three months ended March 31, 2013 was primarily due to legal matters, including expenses in connection with our settled lawsuit with our former chief financial officer and related NIH matter and patent filings and legal fees related to our products, as well as higher expenses associated with the preparation for our planned commercial launch of OMS302 in 2014.

Interest Expense

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Interest expense	$587	$494

The increase in interest expense during the three months ended March 31, 2013 was due primarily to a higher interest rate and a higher average balance on our Oxford notes during the 2013 period.

Other Income (Expense), Net

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Other income (expense), net	$112	$(341)

Other income (expense) principally includes rental income and costs associated with warrant modifications. Warrant modification expenses decreased from $511,000 in 2012 to $41,000 in 2013.

Liquidity and Capital Resources

As of March 31, 2013, we had $13.3 million in cash, cash equivalents and short-term investments. Our cash, cash equivalents and short-term investment balances are held principally in interest-bearing instruments, including money-market accounts. Cash in excess of immediate requirements is invested in accordance with established guidelines to preserve principal and maintain liquidity. We believe that our existing cash, cash equivalents and short-term investments and capital that we may be able to raise under our agreement with MLV, should we decide to do so, will be sufficient to fund our anticipated operating expenses, capital expenditures and note payments for at least the next 12 months. We may also consider other funding alternatives such as corporate partnerships, debt and equity financing.

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Selected cash flow data
Cash provided by (used in):
Operating activities	$(8,968)	$(5,505)
Investing activities	8,707	19,678
Financing activities	22	(1,376)

Operating Activities. Expenditures related to operating activities in these periods were primarily for research and development and selling, general and administrative expenses in support of our operations. Net cash used in operating activities increased for the three months ended March 31, 2013 primarily due to higher expenses related to advancing our MASP-2 program toward the clinic, increased marketing expenses tied to the planned commercial launch of OMS302 in 2014 and higher legal and employee costs. In addition, cash used in operating activities was reduced in the 2012 period by a $3.0 million cash lease incentive payment that we received from BMR. The increases in 2013 were partially offset by lower clinical trial expenses related to the completion of Phase 3 clinical trials for our OMS302 and OMS103HP programs in January 2013 and December 2012, respectively.

Investing Activities. Investing activities, other than the purchases and sales of short-term investments, consist primarily of purchases of property and equipment. Cash flows from investing activities primarily reflect cash used to purchase short-term investments and receipts from the sale of short-term investments, thus causing a shift between our cash and cash equivalents and short-term investment balances. Because we manage our cash usage with respect to our total cash, cash equivalents and short-term investments, we do not consider these cash flows to be important to the understanding of our liquidity and capital resources.

Financing Activities. During the 2012 period, cash used in financing activities primarily related to principal payments on our Oxford notes. In December 2012, we amended the Oxford notes to provide for interest-only payments through December 31, 2013, resulting in decreased cash used in financing activities during the 2013 period.

Funding Requirements

Because of the numerous risks and uncertainties associated with the development and commercialization of our products, and to the extent that we may or may not enter into collaborations with third parties to participate in development and commercialization, we are unable to estimate the amounts of increased capital requirements and operating expenditures required in the future. Our future operating and capital requirements will depend on many factors, including:

•	the progress and results of our preclinical and clinical programs;

•	costs related to manufacturing services;

•	whether the hiring of a number of new employees to support our continued growth will occur at salary levels consistent with our estimates;

•	the terms and timing of payments of any collaborative or licensing agreements that we have or may establish;

•	the cost, timing and outcomes of the regulatory processes for our products;

•	the costs of commercialization activities, including product manufacturing, marketing, sales and distribution;

•	the cost of preparing, filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to these types of transactions;

•	whether we receive grant funding for our programs;

•

the extent to which we raise capital by selling our stock through our at-the-market equity facility with MLV, under which MLV is required to use its commercially reasonable efforts to sell our stock in accordance with our instructions;

•	the extent to which we otherwise access the capital markets;

•	the outcomes of our existing claims and legal proceedings; and

•	the amount of revenue we generate from the sale of our products, which revenue we do not expect until at least 2014.

We expect our continued operating losses to result in an increase in the total amount of cash used in operations over the next several years. To meet our future capital requirements, we will need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. If we do not raise additional capital through equity or debt financings and/or one or more corporate partnerships, we may be required to delay, reduce the scope of or eliminate our research and development programs or reduce our planned commercialization efforts. We currently do not have any commitments for future external equity or debt funding other than our committed equity line financing facility described below that we do not expect to use before it expires on June 1, 2013. Additional equity or debt financing or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all, and any future equity funding will dilute the ownership of our equity investors.

MLV At-the-Market Agreement

In December 2012, we entered into an at-the-market issuance sales agreement, or the Sales Agreement, with MLV pursuant to which we may direct MLV to sell shares of our common stock having an aggregate offering price of up to $60.0 million directly on The NASDAQ Global Market or through or to a market maker other than on an exchange. With our prior written consent, sales may also be made in negotiated transactions and/or any other method permitted by law. MLV will receive a 2.0% commission from the gross proceeds of any sales. Subject to the terms and conditions of the Sales Agreement, MLV will use its commercially reasonable efforts to sell the shares of our common stock from time to time, based upon our instructions (including any price, time or size limits or other parameters or conditions that we may impose). We are not obligated to make any sales of common stock under the Sales Agreement and no assurance can be given that we will sell any shares under the Sales Agreement, or, if we do, as to the price or amount of shares that we will sell, or the dates on which any such sales will take place. The Sales Agreement may be terminated by either party at any time upon 10 days’ notice to the other party, or by MLV at any time in certain circumstances, including the occurrence of a material adverse effect to Omeros. In addition, the Sales Agreement will automatically terminate upon the sale of all common stock subject to the Sales Agreement.

Azimuth Committed Equity Line Financing Facility

In May 2011, we entered into a committed equity line financing facility with Azimuth Opportunity, Ltd., or Azimuth, pursuant to which we are permitted to sell up to $40.0 million of our shares of common stock over a 24-month term. This facility replaced a prior committed equity line financing facility, which we entered into with Azimuth on July 28, 2010 but had not accessed. Under the 2011 agreement with Azimuth, we may, from time to time over the 24-month term and in our sole discretion, present Azimuth with draw down notices requiring Azimuth to purchase a specified dollar amount of shares of our common stock, based on the volume-weighted average price per share on each of 10 consecutive trading days, or the draw down period, with the total dollar amount of each draw down subject to certain agreed-upon limitations based on the market price of our common stock at the time of the draw down. The purchase price for these shares equals the daily volume-weighted average price of our common stock on each date during the draw down period on which shares are purchased, less a discount ranging from 3.00% to 6.00%, based on a minimum price that we specify. We are allowed to present Azimuth with up to 24 draw down notices during the 24-month term, with only one such draw down notice allowed per draw down period and a minimum of five trading days required between each draw down period. We may not issue more than 4,427,562 shares in connection with the committed equity line financing facility, although this limitation does not apply if the average purchase price of all shares issued to Azimuth, taking into account all discounts, equals or exceeds $5.02 per share, which amount is subject to adjustment in certain circumstances specified in the facility. We have not drawn down funds under this facility to date and it will expire on June 1, 2013 unless we and Azimuth mutually agree to extend it. Because the facility will expire on June 1, 2013, taking into account its limitations described above, we believe that the amount of committed proceeds that we could raise before June 1, 2013 would be significantly less than $40.0 million. We are unable to estimate the actual amount as it depends on the price of our stock at the time we use the facility.

In connection with this facility, we entered into a placement agent agreement with Reedland Capital Partners, an Institutional Division of Financial West Group, member FINRA/SIPC, or FWG/Reedland. We have agreed to pay FWG/Reedland, upon each sale of our common stock to Azimuth under the facility, a fee equal to 0.5% of the aggregate dollar amount of common stock purchased by Azimuth.

Oxford Loan and Security Agreement

In October 2010, we entered into the Loan Agreement with Oxford pursuant to which Oxford agreed to lend us up to $20.0 million in two tranches of $10.0 million each. We borrowed the first tranche in October 2010, or Tranche 1, and the second tranche in March 2011, or Tranche 2. In December 2012, we entered into an amendment to the Loan Agreement pursuant to which we borrowed an additional $7.2 million, or Tranche 3, and amended the repayment terms of the existing outstanding indebtedness under Tranche 1 and Tranche 2. We had $20.0 million in principal outstanding indebtedness under the Loan Agreement as of March 31, 2013. Interest accrues at an annual fixed rate of 9.25%. The Loan Agreement provides for interest-only payments through December 31, 2013. In connection with the Loan Agreement, we agreed to pay Oxford a final payment fee equal to 7.0% of the borrowed $20.0 million, or $1.4 million, which we recorded as a discount on the outstanding debt. The final payment fee will be due upon the last payment date of the amounts we borrowed, whether upon maturity on December 1, 2016, or on the date of any prepayment of such amounts or in the event of acceleration upon a default. We also capitalized in other assets $168,000 in debt issuance costs that we incurred. Both of these amounts are being amortized to interest expense using the effective-interest method over the amended repayment term.

We may prepay the outstanding principal balance under the Loan Agreement in its entirety, plus accrued and unpaid interest, at any time upon delivery of prior notice to Oxford and the payment of a prepayment fee equal to 1.0% of the then-outstanding principal amount, which prepayment fee would be waived if we refinance the indebtedness with Oxford. As security for its obligations under the Loan Agreement, we granted Oxford a security interest in substantially all of our assets, excluding intellectual property. The Loan Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, or repurchase stock, in each case subject to customary exceptions for a loan agreement of this size and type. The Loan Agreement contains no cash covenant.

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

MAE is defined in the Loan Agreement as a material adverse effect upon (i) the business operations, properties, assets, results of operations or financial condition of Omeros, taken as a whole with respect to our viability, that reasonably would be expected to result in our inability to repay any portion of the loans in accordance with the terms of the Loan Agreement, (ii) the validity, perfection, value or priority of Oxford’s security interest in the collateral, (iii) the enforceability of any material provision of the Loan Agreement or related agreements or (iv) the ability of Oxford to enforce its rights and remedies under the Loan Agreement or related agreements. We considered the MAE definition and believe that the MAE clause has not been triggered as of March 31, 2013.

Carolina Casualty Insurance Company Litigation

Under the terms of the Settlement Agreement discussed in Part II, Item 1—Legal Proceedings to this Quarterly Report on Form 10-Q, in the fourth quarter of 2012 we made a one-time payment of $3.94 million to Mr. Klein to release all of his claims, which included a claim for payment of his attorneys’ fees since 2009 incurred in connection with the lawsuit. As of December 31, 2012, we recorded $3.95 million as litigation settlement on our statements of operations and comprehensive loss. As also described in Part II, Item 1—Legal Proceedings to this Quarterly Report on Form 10-Q, we are currently engaged in litigation with CCIC, which was the carrier for our directors, officers and corporate liability insurance policy in effect at the time Mr. Klein’s employment with us was terminated.

CCIC paid approximately $2.0 million of our defense costs associated with Mr. Klein’s lawsuit, subject to a reservation of rights, and we paid the remaining portion of the defense costs. Additionally, in November 2012, CCIC reimbursed us $3.95 million for the $3.94 million payment we made to Mr. Klein under the terms of the Settlement Agreement as well as for the $13,000 of related employment taxes that we paid. During the quarter ended December 31, 2012, we recorded $3.95 million as a recovery on settlement on the accompanying statements of operations and comprehensive loss. CCIC made this payment without waiving any of its rights and without affecting any of our or our chief executive officer’s counterclaims against CCIC, including for failure to defend and bad faith, in the pending lawsuit against CCIC. As of May 9, 2013, CCIC has not amended its complaint to seek recovery of defense costs or the settlement payment, but may choose to do so in the future.

We are defending vigorously CCIC’s declaratory judgment action noted above, and we are pursuing our counterclaims. We intend to defend vigorously any attempt by CCIC to recover any amount it paid to us for our defense costs or for the $3.95 million reimbursement payment. We do not believe any such recovery attempt by CCIC would succeed. While we can provide no assurances regarding the outcome of the litigation with CCIC, we believe that CCIC is required under the insurance policy to defend and indemnify us in the Klein litigation, including for our defense costs and for the $3.95 million in costs we incurred under the Settlement Agreement. In addition, we believe that CCIC acted unreasonably and in bad faith, and unreasonably denied our claim for coverage in violation of Washington law and are vigorously pursuing these counterclaims. We are seeking to recover from CCIC our damages, including those for violation of Washington State law that are subject to potential trebling. We can provide no assurance regarding the outcome of our counterclaims against CCIC. The ultimate financial impact of this action is not yet determinable. If we are required to repay to CCIC the settlement funds or any part of our defense costs and fees borne by CCIC, or both, our financial position may be materially negatively affected.

Contractual Obligations and Commitments

We currently lease our office and laboratory space in The Omeros Building under a lease agreement with BMR. The initial term of the lease ends in November 2027 and we have two options to extend the lease term, each by five years. As of March 31, 2013, the remaining aggregate non-cancelable rent payable under the initial term of the lease is approximately $61.7 million and we have received net lease incentives of $4.3 million, which were recorded as deferred rent on our accompanying consolidated balance sheet.

We may also be required to make certain royalty and milestone payments that we cannot, at this time, determine when or if the related milestones will be achieved or the events triggering the commencement of payment obligations will occur. Please see Note 8 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of the agreements that include these royalty and milestone payment obligations.

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

For a more detailed listing of our critical accounting estimates, refer to our 2012 Form 10-K.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily confined to our investment securities and notes payable. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in high-credit-quality securities. As of March 31, 2013, we had cash, cash equivalents and short-term investments of $13.3 million. In accordance with our investment policy, we invest funds in highly liquid, investment-grade securities. These securities in our investment portfolio are not leveraged and are classified as available-for-sale. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates and with our current portfolio of short term investments. We are not exposed to potential loss due to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2013. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Effective October 26, 2012, Omeros Corporation and Gregory A. Demopulos, M.D., our chairman, chief executive officer, president and interim chief financial officer and treasurer, and Richard J. Klein, our former chief financial officer and treasurer, entered into a settlement agreement and release, or the Settlement Agreement, settling and releasing all of the parties’ respective claims in the lawsuit captioned United States of America, ex. rel. Richard J. Klein v. Omeros Corporation and Gregory Demopulos, No. C09-1342 JCC. This lawsuit is described in Part II, Item 1 of our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2012. Under an order filed by the U.S. District Court for the Western District of Washington on November 5, 2012, all claims asserted by Omeros, Dr. Demopulos and Mr. Klein were dismissed with prejudice and all of Mr. Klein’s claims asserted against Omeros on behalf of the United States Government under the Federal False Claims Act, or the Qui Tam Claims, were dismissed without prejudice to the United States Government, which was not a party to the proceeding. We are currently cooperating with an administrative review by the National Institutes of Health, or NIH, of two grants that were the subject of the Qui Tam Claims. These grants were made in 2004 and 2007 and involved an aggregate of approximately $1.1 million. Upon completion of its review, the NIH may seek various administrative remedies, including return of all or a portion of the grant proceeds.

CCIC was the carrier for our directors, officers and corporate liability insurance policy in effect at the time Mr. Klein’s employment with us was terminated. CCIC paid approximately $2.0 million of our defense costs associated with Mr. Klein’s lawsuit, subject to a reservation of rights, and we paid the remaining portion of the defense costs. On February 21, 2012, CCIC filed a complaint for a declaratory judgment against Omeros, Dr. Demopulos and Mr. Klein in the U.S. District Court for the Western District of Washington, seeking a declaration that CCIC owes no duty to indemnify or defend Omeros or Dr. Demopulos against the allegations raised by Mr. Klein. On May 10, 2012, Omeros and Dr. Demopulos filed counterclaims against CCIC alleging that CCIC breached its duty to defend under the insurance policy, acted unreasonably and in bad faith, and unreasonably denied a claim for coverage in violation of Washington law. On November 19, 2012 CCIC reimbursed us $3.95 million for the $3.94 million payment we made to Mr. Klein under the terms of the Settlement Agreement as well as for the $13,000 of related employment taxes that we paid. CCIC made this payment without waiving any of its rights and without affecting any of our or our chief executive officer’s counterclaims against CCIC, including for failure to defend and bad faith, in the pending lawsuit with CCIC. As of May 9, 2013, CCIC has not amended its complaint to seek such recovery, but may choose to do so in the future.

ITEM 1A. RISK FACTORS

Our business, prospects, financial condition or operating results could be materially adversely affected by any of the risks and uncertainties described below, as well as other risks not currently known to us or that we currently deem immaterial. You should carefully consider these risks before making an investment decision. The trading price of our common stock could decline due to any of these risks and you may lose all or part of your investment. In assessing the risks described below, you should also refer to the other information contained in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2012.

Risks Related to Our Products, Programs and Operations

We are focusing a significant portion of our activities and resources on OMS302 and our success may largely depend on our ability to obtain regulatory approval and to successfully commercialize this product.

We are a biopharmaceutical company with no products approved for commercial sale and we have not generated any revenue from product sales. We have incurred, and expect to continue to incur, significant costs relating to the development and commercialization of our co-lead products, OMS302 for use during ILR procedures and OMS103HP for use during arthroscopic partial meniscectomy surgery. We intend to focus a significant portion of our activities and resources on seeking regulatory approval for, and subsequently commercializing, OMS302, and we believe a substantial portion of the value of our company relates to our ability to obtain marketing approval for, and to successfully commercialize, this product.

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

We have not been profitable and have generated substantial operating losses since we were incorporated in June 1994. We had net losses of approximately $10.5 million and $8.9 million for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, we had an accumulated deficit of approximately $225.1 million. We do not anticipate generating revenue from the sale of our products until 2014 at the earliest and expect to incur additional losses for at least the next several years and cannot be certain that we will ever achieve profitability. As a result, our business is subject to all of the risks inherent in the development of a new business enterprise, such as the risks that we may be unable to obtain additional capital needed to support the preclinical and clinical expenses of development and commercialization of our products, to develop a market for our products, to successfully transition from a company with a research and development focus to a company capable of commercializing products and to attract and retain qualified management as well as technical and scientific staff.

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

Our MASP-2 program is based in part on intellectual property rights that we licensed on a worldwide exclusive basis from the University of Leicester, the UK Medical Research Council at Oxford University and Helion. The continued maintenance of these agreements requires us to undertake development activities and, if regulatory approval for marketing is obtained, to pay royalties to each of these organizations upon commercialization of a MASP-2 product. In addition, we are obligated to pay Helion up to $6.9 million upon the achievement of certain events related to a MASP-2 product, such as the filing of an IND with the FDA, initiation of clinical trials, receipt of marketing approval and reaching specified sales milestones. Our ability to continue development and commercialization of products from our MASP-2 program depends on our maintaining these exclusive licenses, which cannot be assured.

Our ability to pursue the development and commercialization of products from our MASP-2 and Plasmin programs depends on third-party developers and manufacturers of biologic drug products.

Any product from our MASP-2 or Plasmin programs would be a biologic drug product and we do not have the internal capability to sequence, hybridize or clone biologics or to produce them for use in clinical trials or on a commercial scale. There are only a limited number of manufacturers of biologic drug products and we cannot be certain that we can enter into supply agreements with them on commercially reasonable terms, if at all. If we are unable to obtain clinical supplies of drug product for one of these programs, clinical trials or the development of any such product for that program could be substantially delayed until we can find and qualify a manufacturer, which may increase our development costs, slow down our product development and approval process, delay receipt of product revenue and make it difficult to raise additional capital.

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

We borrowed $20.0 million pursuant to the terms the Loan Agreement with Oxford pursuant to which our outstanding principal balance was $20.0 million as of March 31, 2013. As collateral for this loan, we pledged substantially all of our assets other than intellectual property. Our agreement with Oxford restricts our ability to incur additional indebtedness, pay dividends and engage in significant business transactions such as a change of control of Omeros, so long as we owe any amounts to Oxford under the agreement. Any of these restrictions could significantly limit our operating and financial flexibility and ability to respond to changes in our business or competitive activities. In addition, if we default under our agreement, Oxford may have the right to accelerate all of our repayment obligations under the agreement and to take control of our pledged assets, which include our cash, cash equivalents and short-term investments, potentially requiring us to renegotiate our agreement on terms less favorable to us. Further, if we are liquidated, Oxford’s right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. An event of default under the Loan Agreement includes the occurrence of any material adverse effect upon our business operations, properties, assets, results of operations or financial condition, taken as a whole with respect to our viability, that would reasonably be expected to result in our inability to repay the loan. If Oxford declares a default upon the occurrence of any event that it interprets as having a material adverse effect upon us as defined under our agreement, we will be required to repay the loan immediately or to attempt to reverse Oxford’s declaration through negotiation or litigation. Any declaration by Oxford of an event of default could significantly harm our business and prospects and could cause our stock price to decline. If we raise any additional debt financing, the terms of such debt could further restrict our operating and financial flexibility.

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

Omeros, our chief executive officer and Richard J. Klein, our former chief financial officer and treasurer, entered into the Settlement Agreement under which all of the parties released their respective claims in the lawsuit filed by Mr. Klein. CCIC was the carrier for our directors, officers and corporate liability insurance coverage at the time Mr. Klein’s employment with us was terminated. On February 21, 2012, CCIC filed a complaint for a declaratory judgment against Omeros, Dr. Demopulos and Mr. Klein in the U.S. District Court for the Western District of Washington, seeking a declaration that it owes no duty to indemnify or defend us or Dr. Demopulos against the allegations raised by Mr. Klein. On May 10, 2012, Omeros and Dr. Demopulos filed counterclaims against CCIC alleging that CCIC breached its duty to defend under the insurance policy, acted unreasonably and in bad faith, and unreasonably denied a claim for coverage in violation of Washington law.

CCIC paid approximately $2.0 million of our defense costs associated with Mr. Klein’s lawsuit, subject to a reservation of rights, and we paid the remaining portion of the defense costs. Additionally, in November 2012, CCIC reimbursed us $3.95 million for the $3.94 million payment we made to Mr. Klein under the terms of the Settlement Agreement as well as for the $13,000 of related employment taxes that we paid. CCIC made this payment without waiving any of its rights and without affecting any of our or our chief executive officer’s counterclaims against CCIC, including for failure to defend and bad faith, in the pending lawsuit against CCIC. While we are defending vigorously CCIC’s declaratory judgment action and pursuing our counterclaims, and we intend to defend vigorously any attempt by CCIC to recover any amount it paid to us for our defense costs or for the $3.95 million reimbursement payment, we can provide no assurances regarding the outcome of the litigation with CCIC. If we are required to repay to CCIC the settlement funds or any part of our defense costs and fees borne by CCIC, or both, our financial position may be materially negatively affected and our stock price may decline.

The Settlement Agreement with Mr. Klein does not preclude the U.S. government from seeking recovery from us under the Federal False Claims Act or pursuing other administrative remedies against us.

During Mr. Klein’s employment with us, he used our Whistleblower Policy procedures to report to the chairman of our audit committee that we had submitted grant reimbursement claims in connection with our GPCR program to the NIH for work that we had not performed. In accordance with the Whistleblower Policy and its charter, our audit committee, with special outside counsel, commenced an independent investigation of our NIH grant and claims procedures. The investigation concluded that we had not submitted claims to the NIH for work we had not performed. In his subsequent lawsuit against us, Mr. Klein asserted the Qui Tam Claims, which were based on the same NIH grant that was the subject of Mr. Klein’s whistleblower report and related NIH grants. Following an investigation of the Qui Tam Claims, in October 2011 the U.S. government declined to intervene in the lawsuit.

In our subsequent Settlement Agreement with Mr. Klein, he released all of his rights under the Qui Tam Claims. However, because the Qui Tam Claims were made on behalf of the U.S. government, Mr. Klein did not have the authority to settle them on behalf of the U.S. government and such claims accordingly were dismissed without prejudice to the U.S. government. Notwithstanding the Settlement Agreement with Mr. Klein or the U.S. government’s earlier decision not to intervene with respect to the Qui Tam Claims, the U.S. government is not precluded from asserting those claims against us under the Federal False Claims Act, or from seeking administrative remedies. We are currently cooperating with an administrative review by the NIH of two grants that were the subject of the Qui Tam Claims, which could result in NIH requiring the return of up to $1.1 million in funds we received under the subject grants and other administrative remedies. If the U.S. government were to pursue claims under the Federal False Claims Act or if the NIH were to seek a return of the grant funds in an administrative action, and we elect to defend ourselves, such a defense could require us to spend significant resources and harm our relationship with the NIH, which has continued to award us grants, including for our work in GPCRs, during the course of these proceedings. Additionally, potential remedies under the Federal False Claims Act include penalties, treble damages and attorneys’ fees and costs. Defending or settling such an action brought by the U.S. government or the NIH may have a material negative effect on our financial position, harm our reputation and cause our stock price to decline.

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

During the 12-month period ended March 31, 2013, our stock traded as high as $13.45 per share and as low as $3.90 per share. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors could include:

•	FDA or EMA actions related to our planned NDA and MAA submissions for OMS302;

•	results from our clinical development programs, including the data from our ongoing clinical development programs evaluating OMS103HP and OMS824;

•	FDA or international regulatory actions related to any of our other products;

•	announcements regarding the progress of our preclinical programs and our GPCR program;

•	failure of any of our products, if approved, to achieve commercial success;

•	quarterly variations in our results of operations or those of our competitors;

•	our ability to develop and market new and enhanced products on a timely basis;

•	announcements by us or our competitors of acquisitions, regulatory approvals, clinical milestones, new products, significant contracts, commercial relationships or capital commitments;

•	third-party coverage and reimbursement policies;

•	additions or departures of key personnel;

•	commencement of, or our involvement in, litigation;

•	our ability to meet our repayment and other obligations under our loan facility with Oxford, pursuant to which our outstanding principal balance was $20.0 million as of March 31, 2013;

•	the inability of our contract manufacturers to provide us with adequate commercial supplies of our products;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	changes in earnings estimates or recommendations by securities analysts;

•	any major change in our board or management;

•	general economic conditions and slow or negative growth of our markets; and

•	political instability, natural disasters, war and/or events of terrorism.

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

Although we expect to seek additional capital, we cannot be certain that it will be available to us on acceptable terms, if at all. Continued disruptions in the global equity and credit markets may further limit our ability to access capital. To the extent that we raise additional funds by issuing equity securities, including pursuant to our Sales Agreement with MLV, our shareholders may experience significant dilution. Any debt financing, if available, may restrict our operations similar to our debt facility with Oxford. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our products or one or more of our other research and development initiatives. We also could be required to seek collaborators for one or more of our current or future products at an earlier stage than otherwise would be desirable or on terms that are less favorable than otherwise might be available or to relinquish or license on unfavorable terms our rights to technologies or products that we otherwise would seek to develop or commercialize ourselves. We also may have insufficient funds or otherwise be unable to advance our preclinical programs, such as potential new drug targets developed from our GPCR program, to a point where they can generate revenue through partnerships, collaborations or other arrangements. Any of these events could significantly harm our business and prospects and could cause our stock price to decline.

If we sell shares of our common stock under the Sales Agreement with MLV, our existing shareholders will experience immediate dilution and, as a result, our stock price may go down.

In December 2012, we entered into the Sales Agreement with MLV as sales agent under which we may sell up to $60.0 million of our common stock by any method deemed to be an “at-the-market” offering under SEC rules. If we sell shares under the Sales Agreement, such sales will dilute our existing shareholders and could cause the market price of our common stock to decline significantly. Although MLV is precluded from shorting our stock during the term of the Sales Agreement, the ability to sell shares under the Sales Agreement and any sales of our common stock under the Sales Agreement, should we elect to use it, could encourage short sales by third parties, which could contribute to the further decline of our stock price.

Future sales of shares by holders of outstanding warrants and options could cause our stock price to decline.

Approximately 8.1 million shares of common stock that are either subject to outstanding warrants or subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Our business requires significant funding, and we have not generated any material revenue. We currently plan to invest all available funds and future earnings, if any, in the development and growth of our business. Additionally, under our Loan Agreement with Oxford, we have agreed not to pay any dividends so long as we have any outstanding obligations under the agreement. Therefore, we currently do not anticipate paying any cash dividends on our common stock in the foreseeable future. As a result, a rise in the market price of our common stock, which is uncertain and unpredictable, will be your sole source of potential gain in the foreseeable future, and you should not rely on an investment in our common stock for dividend income.

ITEM 6. EXHIBITS

Exhibit Number	Description

4.1*	Notice Regarding the Extension of the Expiration Date to March 29, 2014 of Warrants to Purchase up to an Aggregate of 197,478 Shares of the Common Stock of the Registrant

10.1†	Amendment No. 2 to License Agreement with an effective date of January 25, 2013 between Omeros Corporation and Daiichi Sankyo Co., Ltd.

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on March 29, 2013 (File No. 001-34475).
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.
†	Portions of this exhibit are redacted in accordance with a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEROS CORPORATION

Date: May 9, 2013	/s/ Gregory A. Demopulos
Gregory A. Demopulos, M.D.
President, Chief Executive Officer and Chairman of the Board of Directors