Form 10-Q
period 2013-06-30
OMEROS CORP
filed 2013-08-09
CIK 1285819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
 ________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-34475
 ________________________________________
OMEROS CORPORATION
(Exact name of registrant as specified in its charter)
 ________________________________________

Washington	91-1663741
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

201 Elliott Avenue West Seattle, Washington	98119
(Address of principal executive offices)	(Zip Code)
(206) 676-5000
(Registrant’s telephone number, including area code)
 ________________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 8, 2013, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 29,848,076.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or Exchange Act, which are subject to the “safe harbor” created by those sections for such statements. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical fact are “forward-looking statements.” Terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” and similar expressions and variations thereof are intended to identify forward-looking statements, but these terms are not the exclusive means of identifying such statements. Examples of these statements include, but are not limited to, statements regarding:

•	our ability to receive regulatory approval for our New Drug Application, or NDA, for the commercialization of OMS302 in the United States in 2014;

•
our ability to submit a Marketing Authorization Application, or MAA, for OMS302 during the third quarter of 2013 and to subsequently receive regulatory approval for the commercialization of OMS302 in the European Union in 2014;

•
our ability to successfully complete our additional Phase 3 clinical trial for OMS302 in patients that have a history of using alpha adrenergic antagonists and our Phase 1 clinical trials for OMS824 and OMS721;

•	our ability to initiate additional Phase 3 clinical trials for OMS103HP;

•	our ability to initiate a clinical trial for our PDE7 program in 2014;

•	our ability to access the capital markets, including under our at-the-market equity facility with MLV & Co. LLC, or MLV;

•	our expectations regarding the clinical benefits of our products;

•	our expectation that 2014 is the earliest year in which any of our products will be commercially available or generate revenue;

•	our anticipation that we will rely on contract manufacturers to develop and manufacture our products for commercial sale;

•	our ability to enter into acceptable arrangements with potential corporate partners;

•	the extent of protection that our patents provide and our pending patent applications may provide, if patents issue from such applications, to our technologies and programs;

•	our estimate regarding how long our existing cash, cash equivalents and short-term investments will be sufficient to fund our anticipated operating expenses, capital expenditures and note payments;

•
our involvement in potential claims, legal proceedings and administrative actions, the expected course and costs of existing claims, legal proceedings and administrative actions, and the potential outcomes and effects of both existing and potential claims, legal proceedings and administrative actions on our business, prospects, financial condition and results of operations; and

•	our estimates regarding our future net losses, revenues, research and development expenses and selling, general and administrative expenses.
Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks, uncertainties and other factors described in Item IA of Part II of this Quarterly Report on Form 10-Q under the heading “Risk Factors” and in our other filings with the Securities and Exchange Commission, or SEC. Given these risks, uncertainties and other factors, actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on our company, business or operations. Accordingly, you should not place undue reliance on these forward-looking statements. These forward-looking statements represent our estimates and assumptions only as of the date of the filing of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual results in subsequent periods may materially differ from current expectations. Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

OMEROS CORPORATION
FORM 10-Q FOR THE QUARTER ENDED June 30, 2013

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
OMEROS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,716	$1,520
Short-term investments	18,346	20,830
Grant and other receivables	715	1,934
Prepaid expenses and other current assets	494	416
Total current assets	21,271	24,700
Property and equipment, net	981	1,037
Restricted cash	679	679
Other assets	127	159
Total assets	$23,058	$26,575
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$4,253	$2,632
Accrued expenses	4,162	4,757
Deferred revenue	—	970
Current portion of notes payable, net of discount	2,485	—
Total current liabilities	10,900	8,359
Notes payable, net of current portion and discount	17,809	20,103
Deferred rent, net of current portion	6,605	4,644
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, par value $0.01 per share:
Authorized shares—20,000,000 at June 30, 2013 (unaudited) and December 31, 2012;
Issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share:
Authorized shares—150,000,000 at June 30, 2013 (unaudited) and December 31, 2012;
Issued and outstanding shares—29,832,771 and 25,897,483 at June 30, 2013 (unaudited) and December 31, 2012, respectively	298	259
Additional paid-in capital	226,104	207,787
Accumulated deficit	(238,658)	(214,577)
Total shareholders’ deficit	(12,256)	(6,531)
Total liabilities and shareholders’ equity	$23,058	$26,575
See notes to consolidated financial statements

OMEROS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$140	$1,526	$1,235	$3,022
Operating expenses:
Research and development	9,564	7,558	16,691	14,804
Selling, general and administrative	3,736	2,212	7,724	4,534
Total operating expenses	13,300	9,770	24,415	19,338
Loss from operations	(13,160)	(8,244)	(23,180)	(16,316)
Investment income	2	6	8	18
Interest expense	(589)	(453)	(1,176)	(947)
Other income (expense), net	155	152	267	(189)
Net loss	$(13,592)	$(8,539)	$(24,081)	$(17,434)
Comprehensive loss	$(13,592)	$(8,539)	$(24,081)	$(17,434)
Basic and diluted net loss per share	$(0.48)	$(0.38)	$(0.89)	$(0.78)
Weighted-average shares used to compute basic and diluted net loss per share	28,199,739	22,466,540	27,053,946	22,450,722
See notes to consolidated financial statements

OMEROS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six months ended June 30,
	2013	2012
Operating activities
Net loss	$(24,081)	$(17,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	145	165
Stock-based compensation expense	2,153	1,700
Non-cash interest expense	242	200
Warrant modification expense	41	511
Changes in operating assets and liabilities:
Grant and other receivables	1,219	108
Prepaid expenses and other current and noncurrent assets	(72)	(378)
Accounts payable and accrued expenses	1,001	(62)
Deferred Offering Costs	—	(235)
Deferred revenue	(970)	(1,950)
Other Liabilities	1,961	3,009
Net cash used in operating activities	(18,361)	(14,366)
Investing activities
Purchases of property and equipment	(89)	(145)
Purchases of investments	(19,617)	—
Proceeds from the sale of investments	22,101	20,565
Net cash provided by investing activities	2,395	20,420
Financing activities
Proceeds from issuance of common stock upon direct offering	16,120	—
Payments on notes payable	—	(3,031)
Proceeds from issuance of common stock upon exercise of stock options	42	240
Net cash provided by (used in) financing activities	16,162	(2,791)
Net increase in cash and cash equivalents	196	3,263
Cash and cash equivalents at beginning of period	1,520	4,005
Cash and cash equivalents at end of period	$1,716	$7,268
Supplemental cash flow information
Cash paid for interest	$778	$769
Reduction of equipment cost basis due to assets purchased with grant funding	$—	$59
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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information as of June 30, 2013 and for the six months ended June 30, 2013 and 2012, includes all adjustments, which include normal recurring adjustments, necessary to present fairly our interim financial information. The consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. As of December 31, 2012, deferred rent totaling $959,000 was reclassified from current liabilities to non-current liabilities in the accompanying balance sheet as management does not have the obligation or intention to pay this rent prior to December 31, 2013.
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

Note 2—Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of unrestricted common shares and dilutive common share equivalents outstanding for the period, determined using the treasury-stock method and the as if-converted method. The basic and diluted net loss per share amounts for the three and six months ended June 30, 2013 and 2012 were computed based on the shares of common stock outstanding during the respective periods. Historical outstanding dilutive securities not included in the diluted loss per share calculation are as follows:

	June 30,
	2013	2012
Outstanding options to purchase common stock	5,308,861	4,132,858
Warrants to purchase common stock	609,016	609,016
Total	5,917,877	4,741,874

Note 3—Cash, Cash Equivalents and Investments
As of June 30, 2013 and December 31, 2012, all investments are classified as short-term and available-for-sale on the accompanying consolidated balance sheets. We did not own any securities with unrealized loss positions as of June 30, 2013 or December 31, 2012. Investment income consists primarily of interest income.

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
Our fair-value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	June 30, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money-market funds classified as cash equivalents	$19	$—	$—	$19
Money-market funds classified as current restricted cash	193	—	—	193
Money-market funds classified as non-current restricted cash	679	—	—	679
Money-market funds classified as short-term investments	18,346	—	—	18,346
Total	$19,237	$—	$—	$19,237

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money-market funds classified as cash equivalents	$21	$—	$—	$21
Money-market funds classified as current restricted cash	193	—	—	193
Money-market funds classified as non-current restricted cash	679	—	—	679
Money-market funds classified as short-term investments	20,830	—	—	20,830
Total	$21,723	$—	$—	$21,723
Money-market funds classified as current restricted cash are included in prepaid expenses and other current assets on the accompanying consolidated balance sheets. Cash of $1.7 million and $1.5 million is excluded from our fair-value hierarchy disclosure as of June 30, 2013 and December 31, 2012, respectively. There were no unrealized gains and losses associated with our short-term investments as of June 30, 2013 or December 31, 2012.

Note 5—Certain Balance Sheet Accounts
Accrued Expenses
Accrued expenses consisted of the following:

	June 30, 2013	December 31, 2012
	(In thousands)
Contract Research	$922	$1,447
Legal	779	323
Employee Compensation	605	458
Clinical Trials	174	1,842
Consulting & Professional Fees	373	252
Other Accruals	1,309	435
Accrued Expenses	$4,162	$4,757

Note 6—Notes Payable
In October 2010, we entered into a loan and security agreement with Oxford Finance LLC, or Oxford. We refer to this loan agreement, as amended from time to time, as the Loan Agreement. Under the Loan Agreement, we had $20.0 million in principal outstanding indebtedness as of June 30, 2013 and December 31, 2012. Interest accrues at a fixed annual rate of 9.25%. The Loan Agreement provides for interest-only payments through December 31, 2013. Beginning on January 1, 2014, payments of principal and interest are payable for 36 months, in arrears. All unpaid principal and accrued and unpaid interest are due and payable on the maturity date, December 1, 2016. As security for our obligations under the Oxford agreement, we granted Oxford a security interest in substantially all of our assets, excluding intellectual property. As of June 30, 2013, the remaining unamortized discount and debt issuance costs associated with the debt were $1.2 million and $142,000, respectively.

Note 7—Revenue
We have received Small Business Innovative Research grants from the National Institutes of Health, or NIH, which are used to support the research and development of our products. We recorded revenue related to these grants of $140,000 and $329,000 for the three months ended June 30, 2013 and 2012, respectively, and $265,000 and $489,000 for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, $1.6 million remained available under these grants.
In October 2010, we entered into a platform development funding agreement with Vulcan Inc. and its affiliate, which we refer to collectively as Vulcan, pursuant to which we received $20.0 million for our G protein-coupled receptor, or GPCR, program. Of the funds received from Vulcan, $10.8 million was recorded as a reduction of the cost of the intellectual property assets that we purchased from Patobios Limited, or Patobios, $994,000 was recorded in equity for the fair value of warrants issued to Vulcan, and the remaining $8.2 million was recorded as deferred revenue. The deferred revenue balance was recognized as revenue or as a reduction to the costs of assets purchased in direct proportion to the related GPCR expenses as they were incurred. We recognized as revenue the remaining deferred revenue balance of $970,000 under the Vulcan agreement during the first quarter of 2013 and therefore, no additional revenue was recognized during the three months ended June 30, 2013. For the three months ended June 30, 2012, we recorded reductions to the Vulcan deferred revenue balance of $1.3 million, which includes $1.2 million recognized as revenue and $60,000 recorded as cost reductions to assets. For the six months ended June 30, 2013 and 2012, we recorded reductions of $970,000 and $2.0 million to the Vulcan deferred revenue balance, respectively. For the six months ended June 30, 2012, the reduction included $1.9 million recorded as revenue and $60,000 recorded as cost reductions to assets. Also in October 2010, we entered into an agreement with the Life Sciences Discovery Fund Authority, a granting agency of the State of Washington, or LSDF, under which we received a $5.0 million grant award from LSDF that was paid to reimburse us for expenses we incurred and equipment we purchased related to our GPCR program. We recognized the remaining $624,000 of revenue under the LSDF agreement during the first quarter of 2012.

Note 8—Commitments and Contingencies
In December 2006, we entered into a funding agreement with The Stanley Medical Research Institute, or SMRI, to develop a proprietary phosphodiesterase 10, or PDE10, inhibitor product for the treatment of schizophrenia. We hold the exclusive rights to the technology. In connection with the funding agreement with SMRI, beginning the first calendar year after commercial sales of a schizophrenia product, if and when a product is commercialized, we may become obligated to pay royalties based on net income, as defined in the agreement, not to exceed a set multiple of total grant funding received. Based on the amount of grant funding received as of June 30, 2013, the maximum amount of royalties payable by us under the agreement is $12.8 million. We have not paid any such royalties through June 30, 2013.
In February 2009, we entered into a patent assignment agreement with an individual whereby we acquired all intellectual property rights, including patent applications, related to peroxisome proliferators activated receptor gamma, or PPARγ, agonists for the treatment and prevention of addictions to substances of abuse, as well as other compulsive behaviors. No payments were made related to the technology acquisition. In February 2011, we amended the patent assignment agreement to include all intellectual property rights, including patent applications, related to dietary supplements that increase PPARγ activity. Under the agreement, we will be required to make payments to the individual of up to $3.8 million in total, for both PPARγ agonists and dietary supplements that increase PPARγ activity, upon achievement of certain development events, such as the initiation of clinical trials and receipt of marketing approval. In addition, we are obligated to pay a low single-digit percentage royalty on any net sales of drug products that are covered by any patents that issue from the acquired patent application.
In March 2010, we entered into a license agreement with Daiichi Sankyo Co., Ltd. (successor-in-interest to Asubio Pharma Co., Ltd.), or Daiichi Sankyo, pursuant to which we received an exclusive license to phosphodiesterase 7, or PDE7, inhibitors claimed in certain patents and pending patent applications owned by Daiichi Sankyo for use in the treatment of movement disorders and other specified indications. In February 2011, we amended the agreement to include addiction and compulsive disorders in the field of use. In January 2013, we further amended the agreement to include all other indications except specified dermatologic conditions. Upon execution of the agreement, we paid Daiichi Sankyo $50,000 that was recognized as research and development expense. Under the amended agreement, we agreed to make milestone payments to Daiichi Sankyo of up to $33.5 million upon the achievement of certain events, such as successful completion of preclinical toxicology studies; dosing of human subjects in Phase 1, 2 and 3 clinical trials; receipt of marketing approval of a PDE7 inhibitor product; and reaching specified sales milestones. However, if only one of the three indications is advanced through each milestone, the total milestone payments would be $23.5 million. In addition, Daiichi Sankyo is entitled to receive from us a low single-digit percentage royalty of any net sales of a PDE7 inhibitor licensed under the agreement by us and/or our sublicensee(s), provided that if the sales are made by a sublicensee, then the amount payable by us to Daiichi Sankyo is capped at an amount equal to a low double-digit percentage of all royalty and specified milestone payments that we receive from the sublicensee.
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
We currently lease our office and laboratory in The Omeros Building under a lease agreement with BMR-201 Elliott Avenue LLC, or BMR. The initial term of the lease ends in November 2027 and we have two options to extend the lease term, each by five years. As of June 30, 2013, the remaining aggregate non-cancelable rent payable under the initial term of the lease is approximately $61.7 million and we have received net lease incentives of $4.4 million, which are recorded as deferred rent on our accompanying consolidated balance sheets.
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
CCIC paid approximately $2.0 million of our defense costs associated with Mr. Klein’s lawsuit, subject to a reservation of rights, and we paid the remaining portion of the defense costs. Additionally, in November 2012, CCIC reimbursed us $3.95 million for the $3.94 million payment we made to Mr. Klein under the terms of the Settlement Agreement as well as for the $13,000 of related employment taxes that we paid. During the quarter ended December 31, 2012, we recorded $3.95 million as a recovery on settlement. CCIC made this payment without waiving any of its rights and without affecting any of our or our chief executive officer’s counterclaims against CCIC, including for failure to defend and bad faith, in the pending lawsuit against CCIC. CCIC is attempting to amend its complaint in order to seek recovery of the defense and settlement costs it paid, as well as its own costs and legal fees associated with the policy. We are defending vigorously CCIC’s declaratory judgment action noted above, including its attempt to recover defense and settlement costs, and we are vigorously pursuing our counterclaims. While we can provide no assurances regarding the outcome of the litigation with CCIC, we believe that CCIC is required under the insurance policy to defend and indemnify us in the Klein litigation, including for our defense costs and for the $3.95 million in costs we incurred under the Settlement Agreement. In addition, we believe that CCIC acted unreasonably and in bad faith, and unreasonably denied our claim for coverage in violation of Washington law and are vigorously pursuing these counterclaims. We are seeking to recover from CCIC our damages, including those for violation of Washington State law that are subject to potential trebling. Additionally, if we elect to pay any amounts to the NIH to resolve the ongoing administrative review discussed above, we intend to seek recovery of such amount from CCIC. We can provide no assurance regarding the outcome of our counterclaims against CCIC. While the ultimate financial impact of this action cannot be determined with certainty, based on analysis, we believe that we will not be required to return the amounts paid by CCIC. Therefore, no loss associated with the CCIC actions has been recorded in the financial statements as of June 30, 2013.

Note 9—Shareholders’ Equity
Direct Offering
In May 2013, we sold 3,903,004 shares of our common stock at a price of $4.14 per share in a registered direct offering. After deducting offering expenses of $39,000, we received net proceeds from the transaction of $16.1 million.
Warrants
On March 29, 2007, we issued five-year warrants to purchase up to an aggregate of 197,478 shares of our common stock at an exercise price of $12.25 per share to brokers who assisted us in connection with our Series E Preferred Stock financing. On March 28, 2012, we extended by one year the expiration dates of those warrants. As a result of the extension, the expiration date of these warrants was March 29, 2013. On March 28, 2013, we extended the expiration dates of the warrants an additional year to March 29, 2014. Pursuant to accounting guidance regarding equity-based compensation to non-employees, we evaluated the value of the warrants before and after the modification dates to determine the incremental change in their fair value. For the six months ended June 30, 2013 and 2012, we recorded a change in fair value of $41,000 and $511,000, respectively, in Other expense.

Note 10—Stock-Based Compensation
Stock Options
Our 2008 Equity Incentive Plan, or 2008 Plan, provides for the grant of incentive and nonstatutory stock options, restricted stock, stock appreciation rights, performance units and performance shares to employees, directors and consultants and subsidiary corporations’ employees and consultants. The 2008 Plan also allows any shares returned under our Amended and Restated 1998 Stock Option Plan, or 1998 Plan, as a result of cancellation of options or repurchase of shares issued pursuant to the 1998 Plan, to be issued under the 2008 Plan subject to a maximum limit of 3,084,848 shares. As of June 30, 2013 a total of 365,696 shares have been reserved under the 2008 Plan as a result of the cancellation of options or repurchase of shares under the 1998 Plan. In addition, the 2008 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year, beginning with the 2010 fiscal year, equal to the lowest of:

•	five percent of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year;

•	1,785,714 shares; or

•	such other amount as our board of directors may determine.
On January 1, 2013, in accordance with the 2008 Plan annual increase provisions, the authorized shares in the 2008 Plan increased by 1,294,874 shares. As of June 30, 2013, a total of 5,835,258 shares were reserved for issuance under the 2008 Plan. Options are granted with exercise prices equal to the closing fair market value of the common stock on the date of the grant. The terms of options may not exceed 10 years. Generally, options vest over a four-year period, but may be granted with different vesting terms.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Estimated weighted-average fair value	$3.57	$7.09	$3.57	$3.28
Weighted-average assumptions
Expected volatility	82%	86%	82%	89%
Expected term, in years	5.5	5.5	5.5	5.7
Risk-free interest rate	1.02%	0.78%	1.02%	1.05%
Expected dividend yield	—%	—%	—%	—%
Stock-Based Compensation Summary
Stock-based compensation expense includes amortization of stock options granted to employees and non-employees’ and has been reported in our consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Research and development	$566	$285	$1,147	$853
Selling, general and administrative	494	284	1,006	847
Total	$1,060	$569	$2,153	$1,700
Stock option activity and related information is as follows:

	Options Outstanding	Weighted- Average Exercise Price per Share	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (In thousands)
Balance at December 31, 2012	5,390,582	$5.18
Granted	25,000	5.30
Exercised	(32,284)	1.31
Forfeited	(74,437)	7.45
Balance at June 30, 2013	5,308,861	$5.18	6.76	$7,650
Vested and expected to vest at June 30, 2013	5,142,695	$5.09	6.70	$7,604
Exercisable at June 30, 2013	3,540,828	$3.87	5.75	$7,191
At June 30, 2013, there were 1,768,033 unvested options outstanding that will vest over a weighted-average period of 2.4 years. Excluding non-employee stock options, the total estimated compensation expense to be recognized in connection with these shares is $8.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
Overview
We are a clinical-stage biopharmaceutical company committed to discovering, developing and commercializing products targeting inflammation, coagulopathies and disorders of the central nervous system. Our most clinically advanced potential products, which we refer to as products, are derived from our proprietary PharmacoSurgery™ platform designed to improve clinical outcomes of patients undergoing ophthalmological, arthroscopic, urological and other surgical and medical procedures. Our PharmacoSurgery platform is based on low-dose combinations of therapeutic agents delivered directly to the surgical site throughout the duration of the procedure to preemptively inhibit inflammation and other problems caused by surgical trauma and to provide clinical benefits both during and after surgery. We currently have six clinical-stage development programs. In addition, we have a deep and diverse pipeline of preclinical programs as well as a platform capable of unlocking new drug targets. For each of our products and programs, we have retained all manufacturing, marketing and distribution rights.
Status of Our Clinical and Preclinical Programs
OMS302, our lead PharmacoSurgery product, successfully completed a Phase 3 clinical program that evaluated the product in patients undergoing intraocular lens replacement, or ILR, surgery. This clinical program consisted of two trials that enrolled both cataract surgery and refractive lens exchange patients. In both Phase 3 clinical trials, OMS302 demonstrated statistically significant superiority over placebo in maintenance of intraoperative mydriasis (pupil dilation), prevention of surgically induced miosis (pupil constriction) and reduction of early postoperative pain. We submitted an NDA to the FDA for OMS302 in July 2013 for use in patients undergoing intraocular lens replacement surgery and are now preparing to submit an MAA to the European Medicines Agency, or EMA, in the third quarter of 2013 to allow us to market and sell OMS302 in the United States and the European Union, respectively. Assuming approval of at least one of these marketing applications within approximately one year of its submission, we expect to begin marketing OMS302 in 2014. In addition, we intend to initiate a study to expand the currently proposed indication specifically to include a subset of ILR patients who have a history of using alpha adrenergic antagonists, e.g., Flomax® (tamsulosin HCL), which has been associated with intraoperative floppy iris syndrome, or IFIS.
OMS103HP, our second PharmacoSurgery product, is being evaluated in a Phase 3 clinical program for its safety and ability to reduce pain following arthroscopic partial meniscectomy surgery. In December 2012, we completed a Phase 3 clinical trial in which the pre-specified primary endpoint was the Symptoms Subscale of the KOOS-a patient-reported measure that is comprised of questions about knee swelling, clicking, catching and stiffness. In addition, pain measured in the early postoperative period was a pre-specified secondary endpoint. Although the Symptoms Subscale of the KOOS did not reach statistical significance, OMS103HP achieved statistically significant reduction of postoperative pain. We are redesigning our Phase 3 clinical program in arthroscopic partial menisectomy to include reduction of early postoperative pain as the primary endpoint.
In addition to OMS302 and OMS103HP, we have a pipeline of other product development programs targeting inflammation, coagulopathies and disorders of the central nervous system. We have the following four clinical-stage programs in our pipeline: (1) our PDE10 program lead compound OMS824 for the treatment of cognitive disorders, including schizophrenia and Huntington's disease, is in a Phase 1 clinical program, (2) our MASP-2 program lead compound OMS721 for the treatment of thrombotic microangiopathies, such as atypical hemolytic uremic syndrome, or aHUS, is in a Phase 1 clinical program, (3) our PPARγ program, in which two Phase 2 clinical trials are being conducted by our collaborators to evaluate a PPARγ agonist, alone or in combination with other agents, for treatment of addiction to opioids and to nicotine and (4) our PharmacoSurgery product OMS201 for use during urological surgery, including uroendoscopic procedures, that has completed a Phase 1/Phase 2 clinical trial and which is currently dormant.
In May 2013, we reported positive results from our Phase 1 clinical program evaluating OMS824. This study measured the extent to which OMS824 binds to PDE10 in the basal ganglia, a region of the brain that has been linked to a wide range of diseases that affect cognition. The results of this study showed that the selected dose of OMS824 achieved, on average, approximately 50 percent occupancy of PDE10 without triggering the extrapyramidal symptoms (e.g., loss of muscle control, muscle rigidity, tremors or involuntary muscle movements) reported as side effects with other PDE10 inhibitors that achieved similar or significantly lower occupancy levels. We plan to advance OMS824 into Phase 2 clinical trials for Huntington's disease and for schizophrenia later this year. The OMS824 IND has already been cleared by the FDA for use in both patient populations.

Additionally, during the quarter we announced positive data using OMS721 in a well-established animal model of thrombotic microangiopathy, or TMA. Thrombotic microangiopathies represent a group of disorders that occurs in the microcirculation of the body's organs, including aHUS, hemolytic uremic syndrome and thrombotic thrombocytopenic purpura. We submitted a European Clinical Trial Application in May 2013 to seek approval to initiate clinical trials evaluating OMS721, and a clinical trial evaluating OMS721 began in July 2013.
Our preclinical programs include: (1) our PDE7 program in which we are developing proprietary compounds to treat movement disorders and addiction and compulsive disorders and (2) our Plasmin program in which we are advancing novel antifibrinolytic agents for the control of blood loss during surgery or resulting from trauma as well as for other hyperfibrinolytic states (e.g., liver disease). We currently expect to initiate Phase 1 clinical trials for our PDE7 program in 2014.
In our GPCR program, we are working to complete high-throughput surrogate de-orphanization of orphan GPCRs, or the identification of synthetic molecules that bind and functionally interact with the receptors, and to develop products that act at these new potential drug targets. As of June 30, 2013, we had publicly announced that we had identified and confirmed sets of small-molecule compounds that interact selectively with, and modulate signaling of, 46 Class A orphan GPCRs. Additionally, on April 10, 2013, we announced positive data in the most commonly used model for studying the clinical and pathological features of multiple sclerosis in connection with compounds identified by Omeros to interact functionally with GPR17.
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
We recognized net losses of $13.6 million and $8.5 million for the three months ended June 30, 2013 and 2012, respectively, and $24.1 million and $17.4 million for the six months ended June 30, 2013 and 2012, respectively. These losses have resulted principally from expenses incurred in connection with research and development activities, consisting primarily of clinical trials, preclinical studies and manufacturing services associated with our current products. Compared to 2012, we expect our net losses to increase as we continue to add personnel for our anticipated growth and prepare for the commercial launch of OMS302, if it is approved, advance our clinical trials, and expand our research and development efforts. As of June 30, 2013, our accumulated deficit was $238.7 million and total shareholders’ deficit was $12.3 million.

Results of Operations
Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Revenue	$140	$1,526	$1,235	$3,022
Our revenue to date has consisted of grant funding from third parties and revenue recognized in connection with funding received under our agreements with Vulcan and LSDF, which are described in Note 7 to our consolidated financial statements. Other than grant funding, we do not expect to receive any revenue from our products unless we receive regulatory approval and commercialize our products or unless we enter into collaborative agreements with third parties for the development and commercialization of our products. We do not expect any of our current products to be commercially available before 2014, if at all. We continue to pursue government and private grant funding as well as collaboration funding for our products and research programs.

The decrease in revenue during the three and six months ended June 30, 2013 was primarily due to lower total revenue recognized from our GPCR program funding agreements with Vulcan and LSDF, as well as lower revenue recognized from our NIH grants due to completion of the preclinical research funded by these grants. We recognized the remaining revenue in connection with the Vulcan and LSDF agreements during the first quarters of 2013 and 2012, respectively. No further revenue remains to be recognized under these agreements as of June 30, 2013.
Research and Development Expenses
Our research and development expenses can be divided into clinical research and development and preclinical research and development activities. The following table illustrates our expenses associated with these activities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Direct external expenses:
Clinical research and development:
OMS302	$1,428	$2,170	$2,315	$3,818
OMS103HP	102	915	368	1,905
OMS824	1,583	—	2,318	—
Other clinical programs	8	39	18	52
Total clinical research and development	3,121	3,124	5,019	5,775
Preclinical research and development	2,372	1,723	3,612	3,136
Total direct external expenses	5,493	4,847	8,631	8,911
Internal, overhead and other expenses	3,505	2,426	6,913	5,040
Stock-based compensation expense	566	285	1,147	853
Total research and development expenses	$9,564	$7,558	$16,691	$14,804
Direct external clinical research and development expenses consist primarily of external research and development and regulatory expenses incurred pursuant to agreements with third-party manufacturing organizations, CROs, clinical trial sites, collaborators, licensors and consultants. Direct external preclinical research and development expenses consist primarily of our preclinical research activities, including third-party manufacturing organizations and CROs, laboratory supplies and consulting. Costs are reported in preclinical research and development until the program enters the clinic. Internal, overhead and other expenses consist of personnel costs and other overhead costs such as rent, utilities and depreciation. Our internal resources, employees and infrastructure are not directly tied to any individual research project and are typically deployed across multiple clinical and preclinical projects that we are advancing in parallel.
The increase in total research and development expenses during the three and six months ended June 30, 2013 was due primarily to higher direct external expenses related to advancing our MASP-2 program to the clinic and our Phase 1 clinical trial evaluating OMS824. Higher internal, overhead and other expenses related to the preparation and filing of the NDA for OMS302, non-cash rent expense associated with the amortization of our BMR lease incentives, non-cash stock-based compensation, and other employee costs also contributed to the increase. These increased expenses were partially offset by lower clinical research and development expenses related to the completion of our OMS302 Phase 3 clinical trial in January 2013 and the first OMS103HP Phase 3 clinical trial for meniscectomy in December 2012. These two clinical programs were ongoing during the three and six months ended June 30, 2012. We expect our research and development expenses to increase in subsequent periods as we continue to advance OMS824, OMS721, OMS103HP, and OMS302 through further clinical development and initiate clinical trials for our PDE7 program, which we expect to do in 2014.
At this time, due to the inherently unpredictable nature of preclinical and clinical development processes and given the early stage of our preclinical development programs, we are unable to estimate with any certainty the costs we will incur in the continued development of our products for potential commercialization. Clinical development timelines, the probability of success and development costs can differ materially from expectations. While we currently are focused on advancing each of our product development programs, our future research and development expenses will depend on the clinical success of each product, as well as on-going assessments of each product’s commercial potential. In addition, we cannot forecast with any degree of certainty which products may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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
Selling, General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Selling, general and administrative, excluding stock-based compensation expense	$3,242	$1,928	$6,718	$3,687
Stock-based compensation expense	494	284	1,006	847
Total selling, general and administrative expenses	$3,736	$2,212	$7,724	$4,534
The increase in selling, general and administrative expenses during the three and six months ended June 30, 2013 was primarily due to legal matters, including expenses incurred in connection with the NIH matter and patent filings and legal fees related to our products, higher expenses associated with the preparation for our planned commercial launch of OMS302 in 2014, employee costs and non-cash rent expense associated with the amortization of our BMR lease incentives. For the six months ended June 30, 2013, the selling, general and administrative expenses also increased due to legal costs incurred in the first quarter of 2013 in connection with our settled lawsuit with our former chief financial officer.
Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Interest expense	$589	$453	$1,176	$947
The increase in interest expense during the three and six months ended June 30, 2013 was due primarily to a higher interest rate and a higher average balance on our Oxford notes during the 2013 period.
Other Income (Expense), Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Other income (expense), net	$155	$152	$267	$(189)
Other income (expense) principally includes rental income and costs associated with warrant modifications. The increase in other income (expense) during the six months ended June 30, 2013 is due to a decrease in warrant modification expenses from $511,000 in the first quarter of 2012 to $41,000 in the first quarter of 2013.

Financial Condition - Liquidity and Capital Resources
As of June 30, 2013, we had $20.1 million in cash, cash equivalents and short-term investments. Our cash, cash equivalents and short-term investment balances are held principally in interest-bearing instruments, including money-market accounts. Cash in excess of immediate requirements is invested in accordance with established guidelines to preserve principal and maintain liquidity. We believe that our existing cash, cash equivalents and short-term investments, together with capital that we may be able to raise through one or more corporate partnerships, equity offerings, including under our agreement with MLV, and debt financings, will be sufficient to fund our anticipated operating expenses, capital expenditures and note payments for at least the next 12 months.

	Six months ended June 30,
	2013	2012
	(In thousands)
Selected cash flow data
Cash provided by (used in):
Operating activities	$(18,361)	$(14,366)
Investing activities	2,395	20,420
Financing activities	16,162	(2,791)
Operating Activities. Expenditures related to operating activities in these periods were primarily for research and development and selling, general and administrative expenses in support of our operations. Net cash used in operating activities increased for the six months ended June 30, 2013 primarily due to higher expenses related to advancing our MASP-2 program to the clinic, the preparation and filing of the NDA for OMS302, increased marketing expenses tied to the planned commercial launch of OMS302 in 2014, our Phase 1 clinical trial evaluating OMS824, and higher legal and employee costs. In addition, cash used in operating activities was reduced in the 2012 period by a $3.0 million cash lease incentive payment that we received from BMR. The increases in 2013 were partially offset by lower clinical trial expenses related to the completion of Phase 3 clinical trials for our OMS302 and OMS103HP programs in January 2013 and December 2012, respectively.
Investing Activities. Net cash provided from investing activities in 2013 was primarily due to the sale of short-term investments to fund our operations, which was partially offset by the purchase of short-term investments with the net proceeds we received from the sale of common stock in our registered direct offering in May 2013. Investing activities, other than the purchases and sales of short-term investments, consist primarily of purchases of property and equipment. Cash flows from investing activities primarily reflect cash used to purchase short-term investments and receipts from the sale of short-term investments, thus causing a shift between our cash and cash equivalents and short-term investment balances. Because we manage our cash usage with respect to our total cash, cash equivalents and short-term investments, we do not consider these cash flows to be important to the understanding of our liquidity and capital resources.
Financing Activities. Net cash provided from financing activities in 2013 was due primarily to the net proceeds we received from the sale of common stock in our registered direct offering in May 2013, as well as the suspension of principal payments on the Oxford notes through December 31, 2013. In the registered direct offering, we sold 3,903,004 shares of our common stock at a price of $4.14 per share. After deducting offering expenses of $39,000, we received net proceeds from the transaction of $16.1 million. During the 2012 period, cash used in financing activities primarily related to principal payments on our Oxford notes. In December 2012, we amended the Oxford notes to provide for interest-only payments through December 31, 2013.

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

•
the extent to which we raise capital by selling our stock through our at-the-market equity facility with MLV, under which MLV is required to use its commercially reasonable efforts to sell up to $49.3 million shares of our stock in accordance with our instructions;

•	the extent to which we otherwise access the capital markets;

•	the outcomes of our existing claims and legal proceedings; and

•	the amount of revenue we generate from the sale of our products, which revenue we do not expect until 2014 at the earliest.
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
MLV At-the-Market Agreement
In December 2012, we entered into an at-the-market issuance sales agreement with MLV, or the Sales Agreement. Pursuant to this agreement, we may direct MLV to sell shares of our common stock having an aggregate offering price of up to $49.3 million directly on The NASDAQ Global Market or through or to a market maker other than on an exchange. With our prior written consent, sales may also be made in negotiated transactions and/or any other method permitted by law. MLV will receive a 2.0% commission from the gross proceeds of any sales. Subject to the terms and conditions of the Sales Agreement, MLV will use its commercially reasonable efforts to sell the shares of our common stock from time to time, based upon our instructions (including any price, time or size limits or other parameters or conditions that we may impose). We are not obligated to make any sales of common stock under the Sales Agreement, and no assurance can be given that we will sell any shares under the Sales Agreement, or, if we do, as to the price or amount of shares that we will sell, or the dates on which any such sales will take place. The Sales Agreement may be terminated by either party at any time upon 10 days’ notice to the other party, or by MLV at any time in certain circumstances, including the occurrence of a material adverse effect to Omeros. In addition, the Sales Agreement will automatically terminate upon the sale of all common stock subject to the Sales Agreement.
Any sales of shares of common stock pursuant to the Sales Agreement will be made under our previously filed and currently effective shelf registration statement on Form S-3 and the related prospectus supplement dated and filed on December 14, 2012. To date, we have not sold shares of our common stock under the Sales Agreement. The reduction in availability under the Sales Agreement during the second quarter from $60.0 million to $49.3 million is the result of the reduction of the principal amount of securities that we may sell under our shelf registration statement on Form S-3 due to the registered direct offering that we completed in May 2013.
Azimuth Committed Equity Line Financing Facility
Our committed equity line financing facility with Azimuth Opportunity, Ltd. expired pursuant to its terms on June 1, 2013. We did not access this equity line financing facility while it was in effect.
Oxford Loan and Security Agreement
In October 2010, we entered into the Loan Agreement pursuant to which Oxford agreed to lend us up to $20.0 million in two tranches of $10.0 million each. We borrowed the first tranche in October 2010, or Tranche 1, and the second tranche in March 2011, or Tranche 2. In December 2012, we entered into an amendment to the Loan Agreement pursuant to which we borrowed an additional $7.2 million, or Tranche 3, and amended the repayment terms of the existing outstanding indebtedness under Tranche 1 and Tranche 2. We had $20.0 million in principal outstanding indebtedness under the Loan Agreement as of June 30, 2013. Interest accrues at a fixed annual rate of 9.25%. The Loan Agreement provides for interest-only payments through December 31, 2013. In connection with the Loan Agreement, we agreed to pay Oxford a final payment fee equal to 7.0% of the borrowed $20.0 million, or $1.4 million, which we recorded as a discount on the outstanding debt. The final payment fee will be due upon the last payment date of the amounts we borrowed, whether upon maturity on December 1, 2016, or on the date of any prepayment of such amounts or in the event of acceleration upon a default. We also capitalized in other assets $168,000 in debt issuance costs that we incurred. Both of these amounts are being amortized to interest expense using the effective-interest method over the amended repayment term.

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
MAE is defined in the Loan Agreement as a material adverse effect upon (i) the business operations, properties, assets, results of operations or financial condition of Omeros, taken as a whole with respect to our viability, that reasonably would be expected to result in our inability to repay any portion of the loans in accordance with the terms of the Loan Agreement, (ii) the validity, perfection, value or priority of Oxford’s security interest in the collateral, (iii) the enforceability of any material provision of the Loan Agreement or related agreements, or (iv) the ability of Oxford to enforce its rights and remedies under the Loan Agreement or related agreements. We considered the MAE definition and believe that the MAE clause has not been triggered as of June 30, 2013.
Carolina Casualty Insurance Company Litigation
We are currently engaged in litigation with CCIC, the former carrier of our directors, officers and corporate liability insurance policy, as described in Part II, Item 1-Legal Proceedings to this Quarterly Report on Form 10-Q. As further described in that Item, CCIC filed suit in 2012 seeking a declaration that CCIC owes no duty to indemnify or defend us or Gregory A. Demopulos, M.D., our chairman, chief executive officer, president and interim chief financial officer and treasurer, against the allegations raised by Richard J. Klein, our former chief financial officer, and Omeros and Dr. Demopulos filed counterclaims in 2012 against CCIC alleging that CCIC breached its duty to defend under the insurance policy, acted unreasonably and in bad faith, and unreasonably denied a claim for coverage in violation of Washington law. The ultimate financial impact of this action is not yet determinable. If we are required to repay to CCIC the funds it reimbursed us for the settlement of our litigation with Mr. Klein or for any part of our defense costs and fees borne by CCIC, or both, our financial position may be materially negatively affected.

Contractual Obligations and Commitments
We currently lease our office and laboratory space in The Omeros Building under a lease agreement with BMR. The initial term of the lease ends in November 2027 and we have two options to extend the lease term, each by five years. As of June 30, 2013, the remaining aggregate non-cancelable rent payable under the initial term of the lease is approximately $61.7 million and we have received net lease incentives of $4.4 million, which were recorded as deferred rent on our accompanying consolidated balance sheet.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk is primarily confined to our investment securities and notes payable. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in high-credit-quality securities. As of June 30, 2013, we had cash, cash equivalents and short-term investments of $20.1 million. In accordance with our investment policy, we invest funds in highly liquid, investment-grade securities. These securities in our investment portfolio are not leveraged and are classified as available-for-sale. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates and with our current portfolio of short term investments. We are not exposed to potential loss due to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2013. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Effective October 26, 2012, Omeros Corporation and Gregory A. Demopulos, M.D., our chairman, chief executive officer, president and interim chief financial officer and treasurer, and Richard J. Klein, our former chief financial officer and treasurer, entered into a settlement agreement and release, or the Settlement Agreement, settling and releasing all of the parties’ respective claims in the lawsuit captioned United States of America, ex. rel. Richard J. Klein v. Omeros Corporation and Gregory Demopulos, No. C09-1342 JCC. This lawsuit is described in Part II, Item 1 of our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2012. Under an order filed by the U.S. District Court for the Western District of Washington on November 5, 2012, all claims asserted by Omeros, Dr. Demopulos and Mr. Klein were dismissed with prejudice and all of Mr. Klein’s claims asserted against Omeros on behalf of the United States Government under the Federal False Claims Act, or the Qui Tam Claims, were dismissed without prejudice to the United States Government, which was not a party to the proceeding. We are currently cooperating with an administrative review by the NIH of two grants that were the subject of the Qui Tam Claims. These grants were made in 2004 and 2007 and involved an aggregate of approximately $1.1 million. Upon completion of its review, the NIH may seek various administrative remedies, including return of all or a portion of the grant proceeds.
CCIC was the carrier for our directors, officers and corporate liability insurance policy in effect at the time Mr. Klein’s employment with us was terminated. CCIC paid approximately $2.0 million of our defense costs associated with Mr. Klein’s lawsuit, subject to a reservation of rights, and we paid the remaining portion of the defense costs. On February 21, 2012, CCIC filed a complaint for a declaratory judgment against Omeros, Dr. Demopulos and Mr. Klein in the U.S. District Court for the

Western District of Washington, seeking a declaration that CCIC owes no duty to indemnify or defend Omeros or Dr. Demopulos against the allegations raised by Mr. Klein. On May 10, 2012, Omeros and Dr. Demopulos filed counterclaims against CCIC alleging that CCIC breached its duty to defend under the insurance policy, acted unreasonably and in bad faith, and unreasonably denied a claim for coverage in violation of Washington law. On November 19, 2012 CCIC reimbursed us $3.95 million for the $3.94 million payment we made to Mr. Klein under the terms of the Settlement Agreement as well as for the $13,000 of related employment taxes that we paid. CCIC made this payment without waiving any of its rights and without affecting any of our or our chief executive officer’s counterclaims against CCIC, including for failure to defend and bad faith, in the pending lawsuit with CCIC. CCIC is attempting to amend its complaint in order to seek recovery of the defense and settlement costs it paid, as well as its own costs and legal fees associated with the policy. We are defending vigorously CCIC’s declaratory judgment action noted above, including its attempt to recover defense and settlement costs, and we are vigorously pursuing our counterclaims.

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
We are a biopharmaceutical company with no products approved for commercial sale and we have not generated any revenue from product sales. We have incurred, and expect to continue to incur, significant costs relating to the development and commercialization of our lead PharmacoSurgery product, OMS302, for use during ILR procedures and our second PharmacoSurgery product, OMS103HP, for use during arthroscopic partial meniscectomy surgery. We intend to focus a significant portion of our activities and resources on seeking regulatory approval for, and subsequently commercializing, OMS302, and we believe a substantial portion of the value of our company relates to our ability to obtain marketing approval for, and to successfully commercialize, this product.
We have submitted an NDA, and are now preparing to submit an MAA, for OMS302. Before either the FDA or EMA will begin its substantive review of the applicable marketing application, it will conduct a preliminary review to determine whether our submission includes all of the information that such agency believes necessary to evaluate OMS302 for possible marketing approval. The regulatory process is subject to substantial agency discretion and risks, including those described later in these risk factors. If one or both of these agencies refuses to accept our application(s), we may be required to revise our application(s) to include additional information about OMS302, which may require us to conduct additional clinical trials or conduct other work (including additional preclinical studies) that may significantly delay our ability to market and generate revenue from the sale of OMS302. Even if our NDA and MAA are accepted for review, either agency may decide not to approve our application, requiring us to obtain additional data regarding OMS302 and to resubmit our marketing application(s), further delaying our ability to market and generate revenue from the sale of OMS302.
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
We cannot be certain that OMS103HP will receive regulatory approval or be successfully commercialized.
We have an ongoing Phase 3 clinical program evaluating OMS103HP in patients undergoing arthroscopic partial meniscectomy surgery. We are redesigning the program to include postoperative pain reduction as the primary endpoint. While OMS103HP demonstrated a drug effect in the first Phase 3 clinical trial by reducing early postoperative pain, which was a secondary endpoint, we can provide no assurance that in subsequent trials OMS103HP will meet the primary endpoint of early postoperative pain reduction following arthroscopic partial meniscectomy or that the design of our Phase 3 program will be acceptable to regulatory authorities. Also, we can provide no assurances that we will have sufficient resources to conduct any subsequent clinical trials that we or regulatory authorities may deem necessary. If the data from any subsequent trials are negative or if our program design is not acceptable to regulatory authorities, we may be unable to seek, or be significantly delayed in seeking, marketing approval of OMS103HP, which could cause the market price of our common stock to decline significantly.
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
The FDA may decide that our data are insufficient for approval of our products and require additional preclinical, clinical or other studies. As we develop our products, we periodically discuss with the FDA clinical, regulatory and manufacturing matters, and our views may, at times, differ from those of the FDA. For example, the FDA regulates our products that consist of two or more active ingredients as combination drugs under its Combination Drug Policy. The Combination Drug Policy requires that we demonstrate that each active ingredient in a drug product contributes to the product’s claimed effect. The FDA has questioned the means by which we intend to demonstrate such contribution and whether available data and information demonstrate contribution for each active ingredient in OMS103HP. If we are unable to resolve these questions, we may be required to provide additional information, which may include the results of additional preclinical studies or clinical trials.
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
Our existing and future products, including OMS302 and OMS103HP, may never achieve market acceptance even if we obtain regulatory approvals.
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
We have not been profitable and have generated substantial operating losses since we were incorporated in June 1994. We had net losses of approximately $24.1 million and $17.4 million for the six months ended June 30, 2013, and 2012, respectively. As of June 30, 2013, we had an accumulated deficit of approximately $238.7 million. We do not anticipate generating revenue from the sale of our products until 2014 at the earliest and expect to incur additional losses for at least the next several years and cannot be certain that we will ever achieve profitability. As a result, our business is subject to all of the risks inherent in the development of a new business enterprise, such as the risks that we may be unable to obtain additional capital needed to support the preclinical and clinical expenses of development and commercialization of our products, to develop a market for our products, to successfully transition from a company with a research and development focus to a company capable of commercializing products and to attract and retain qualified management as well as technical and scientific staff.
If we are unable to raise additional capital when needed or on acceptable terms, we may be unable to complete the development and commercialization of OMS302, OMS103HP or our other products, or continue our other preclinical development programs.
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to:

•	submit the MAA for OMS302 to the EMA and prepare for the product's potential commercialization;

•	continue the Phase 3 clinical program of OMS103HP for use in arthroscopic partial meniscectomy surgery;

•	continue the clinical development of OMS824 and OMS721;

•	continue our development efforts in our GPCR program to advance this program for potential partnering or for internal development of products targeting GPCRs;

•
scale-up and produce clinical and commercial supplies of products, and conduct clinical studies for our products, including for OMS302, OMS103HP, OMS824, OMS721, and products being developed in our PDE7 and Plasmin programs;

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
Furthermore, we may need to raise additional capital to continue the clinical development of OMS824 and OMS721 and to advance one or more of our preclinical programs into clinical development. If we are unable to raise sufficient capital to commercialize OMS302 or complete the clinical development of OMS103HP or advance the development of one or more of our other programs, our business and prospects could be harmed and our stock price could decline significantly.
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
In addition, a clinical trial or development program may be suspended or terminated by us, the FDA or other regulatory authorities, or Institutional Review Boards or Ethics Committees due to a number of factors, including:

•	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

•	inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

•	unforeseen safety issues or any determination that a trial presents unacceptable health risks; or

•
lack of adequate funding to continue the clinical trial or development program, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional trials and studies and increased expenses associated with the services of our contract research organizations, CROs, and other third parties.

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
Any products from our preclinical programs, including our PDE7, Plasmin and GPCR programs, must successfully complete preclinical testing, which may include demonstrating efficacy and the lack of toxicity in established animal models, before entering clinical trials. Many pharmaceutical and biological products do not successfully complete preclinical testing and, even if preclinical testing is successfully completed, may fail in clinical trials. In addition, there can be no assurance that positive results from preclinical studies will be predictive of results obtained from subsequent preclinical studies or clinical trials. For example, our studies of PDE7 inhibitors in different animal models of Parkinson’s disease, which may or may not be relevant to the mechanism of action of PDE7 inhibitors in humans, have produced varying results. Further, we cannot be certain that any of our preclinical product development programs will generate products that are suitable for clinical testing. For example, we have not yet generated any products from our GPCR program. We may discover that there are fewer drugable targets among the orphan GPCRs than we currently estimate and that, for those orphan GPCRs for which we identify functionally active compounds that we elect to develop independently, we are unable to develop related products that successfully complete preclinical or clinical testing. If we are unable to develop products, potential corporate partners may be unwilling to enter into partnership agreements with us. We also cannot be certain that any products that do advance into clinical trials will successfully demonstrate safety and efficacy in clinical trials. Even if we achieve positive results in early clinical trials, they may not be predictive of the results in later trials.

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
We borrowed $20.0 million pursuant to the terms the Loan Agreement with Oxford, and our outstanding principal balance was $20.0 million as of June 30, 2013. As collateral for this loan, we pledged substantially all of our assets other than intellectual property. The Loan Agreement restricts our ability to incur additional indebtedness, pay dividends and engage in significant business transactions such as a change of control of Omeros, so long as we owe any amounts to Oxford under the Loan Agreement. Any of these restrictions could significantly limit our operating and financial flexibility and ability to respond to changes in our business or competitive activities. In addition, if we default under the Loan Agreement, Oxford may have the right to accelerate all of our repayment obligations under the Loan Agreement and to take control of our pledged assets, which include our cash, cash equivalents and short-term investments, potentially requiring us to renegotiate the Loan Agreement on terms less favorable to us. Further, if we are liquidated, Oxford’s right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. An event of default under the Loan Agreement includes the occurrence of any material adverse effect upon our business operations, properties, assets, results of operations or financial condition, taken as a whole with respect to our viability, that would reasonably be expected to result in our inability to repay the loan. If Oxford declares a default upon the occurrence of any event that it interprets as having a material adverse effect upon us as defined under the Loan Agreement, we will be required to repay the loan immediately or to attempt to reverse Oxford’s declaration through negotiation or litigation. Any declaration by Oxford of an event of default could significantly harm our business and prospects and could cause our stock price to decline. If we raise any additional debt financing, the terms of such debt could further restrict our operating and financial flexibility.
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
To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to manage effectively the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
CCIC paid approximately $2.0 million of our defense costs associated with Mr. Klein's lawsuit, subject to a reservation of rights, and we paid the remaining portion of the defense costs. Additionally, in November 2012, CCIC reimbursed us $3.95 million for the $3.94 million payment we made to Mr. Klein under the terms of the Settlement Agreement as well as for the $13,000 of related employment taxes that we paid. CCIC made this payment without waiving any of its rights and without affecting any of our or our chief executive officer's counterclaims against CCIC, including for failure to defend and bad faith, in the pending lawsuit against CCIC. CCIC is attempting to amend its complaint in order to seek recovery of the defense and settlement costs it paid, as well as its own costs and legal fees associated with the policy. While we are defending vigorously CCIC's declaratory judgment action, including its attempt to recover defense and settlement costs, and vigorously pursuing our counterclaims, we can provide no assurances regarding the outcome of the litigation with CCIC. If we are required to repay to CCIC the settlement funds or any part of our defense costs borne by CCIC, or both, our financial position may be materially negatively affected and our stock price may decline.
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
If our competitors market products that are less expensive, safer or more effective than our future products developed from our products, that reach the market before our products, or that otherwise negatively affect the market, we may not achieve commercial success. For example, other pharmaceutical companies, many with significantly greater resources than we have, are developing PDE10 inhibitors similar to our product OMS824, and these companies may be further along in development and able to develop their products at a faster rate than we are. Pfizer Inc. previously announced that its PDE10 inhibitor product candidate failed to demonstrate efficacy in a Phase 2 clinical trial evaluating the compound in acute exacerbation of schizophrenia. This and other potential clinical trial failures of PDE10 inhibitor product candidates may negatively reflect on the ability of OMS824 to demonstrate safety and efficacy. In addition, we believe that other companies are attempting to find compounds that functionally interact with orphan GPCRs. If any of these companies are able to achieve this for a given orphan GPCR before we do, we may be unable to establish a commercially valuable intellectual property position around that orphan GPCR. Further, the failure of any future products that we may develop to effectively compete with products marketed by our competitors would impair our ability to generate revenue, which would have a material adverse effect on our future business, financial condition and results of operations.
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
During the 12-month period ended June 30, 2013, our stock traded as high as $11.85 per share and as low as $3.65 per share. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors could include:

•	FDA or EMA actions related to our NDA submission and planned MAA submission for OMS302;

•	results from our clinical development programs, including the data from our ongoing clinical development programs evaluating OMS302, OMS103HP, OMS824 and OMS721;

•	FDA or international regulatory actions related to any of our other products;

•	announcements regarding the progress of our preclinical programs and our GPCR program;

•	failure of any of our products, if approved, to achieve commercial success;

•	quarterly variations in our results of operations or those of our competitors;

•	our ability to develop and market new and enhanced products on a timely basis;

•	announcements by us or our competitors of acquisitions, regulatory approvals, clinical milestones, new products, significant contracts, commercial relationships or capital commitments;

•	third-party coverage and reimbursement policies;

•	additions or departures of key personnel;

•	commencement of, or our involvement in, litigation;

•	our ability to meet our repayment and other obligations under our loan facility with Oxford, pursuant to which our outstanding principal balance was $20.0 million as of June 30, 2013;

•	the inability of our contract manufacturers to provide us with adequate commercial supplies of our products;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	changes in earnings estimates or recommendations by securities analysts;

•	any major change in our board or management;

•	general economic conditions and slow or negative growth of our markets; and

•	political instability, natural disasters, war and/or events of terrorism.
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
In December 2012, we entered into the Sales Agreement with MLV as sales agent under which we may sell up to $49.3 million of our common stock by any method deemed to be an “at-the-market” offering under SEC rules. If we sell shares under the Sales Agreement, such sales will dilute our existing shareholders and could cause the market price of our common stock to decline significantly. Although MLV is precluded from shorting our stock during the term of the Sales Agreement, the ability to sell shares under the Sales Agreement and any sales of our common stock under the Sales Agreement, should we elect to use it, could encourage short sales by third parties, which could contribute to the further decline of our stock price.
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

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1*	Form of Subscription Agreement, dated May 9, 2013, between Omeros Corporation and each of the investors in the offering.
12.1	Ratio of Earnings to Fixed Charges
31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on May 10, 2013 (File No. 001-34475).

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

OMEROS CORPORATION

Dated: August 9, 2013	/s/ Gregory A. Demopulos
Gregory A. Demopulos, M.D.
President, Chief Executive Officer and Chairman of the Board of Directors