Form 10-Q
period 2013-09-30
OMEROS CORP
filed 2013-11-07
CIK 1285819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
 ________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 6, 2013, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 30,319,951.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or Exchange Act, which are subject to the “safe harbor” created by those sections for such statements. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical fact are “forward-looking statements.” Terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” and similar expressions and variations thereof are intended to identify forward-looking statements, but these terms are not the exclusive means of identifying such statements. Examples of these statements include, but are not limited to, statements regarding:

•
our ability to receive regulatory approval for our New Drug Application, or NDA, and our Marketing Authorization Application, or MAA, for the commercialization of OMS302 in the United States and in the European Union, respectively, in 2014;

•	our ability to successfully complete our Phase 2 clinical trial for OMS824 and our Phase 1 clinical trials for OMS721 and OMS824;

•
our ability to initiate an additional Phase 3b clinical trial for OMS302 in order to expand our proposed marketing label for use in patients who have a history of using alpha adrenergic antagonists, additional Phase 3 trials for OMS103 and an additional Phase 2 trial for OMS824;

•	our ability to initiate a Phase 2 clinical trial for OMS721;

•	our ability to initiate a clinical trial for our PDE7 and plasmin programs in 2014;

•	our ability to access the capital markets, including under our at-the-market equity facility with MLV & Co. LLC, or MLV;

•	our expectations regarding the clinical benefits of our potential products, which we refer to as products;

•	our expectation that 2014 is the earliest year in which any of our products will be commercially available or generate revenue;

•	our anticipation that we will rely on contract manufacturers to develop and manufacture our products for commercial sale;

•	our ability to enter into acceptable arrangements with potential corporate partners;

•	the extent of protection that our patents provide and our pending patent applications may provide, if patents issue from such applications, to our technologies and programs;

•	our estimate regarding how long our existing cash, cash equivalents and short-term investments will be sufficient to fund our anticipated operating expenses, capital expenditures and note payments;

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

OMEROS CORPORATION
FORM 10-Q FOR THE QUARTER ENDED September 30, 2013

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
OMEROS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,150	$1,520
Short-term investments	7,848	20,830
Grant and other receivables	881	1,934
Prepaid expenses and other current assets	391	416
Total current assets	10,270	24,700
Property and equipment, net	952	1,037
Restricted cash	679	679
Other assets	113	159
Total assets	$12,014	$26,575
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,361	$2,632
Accrued expenses	4,520	4,757
Deferred revenue	—	970
Current portion of notes payable, net of discount	4,019	—
Total current liabilities	11,900	8,359
Notes payable, net of current portion and discount	16,376	20,103
Deferred rent	7,631	4,644
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, par value $0.01 per share:
Authorized shares—20,000,000 at September 30, 2013 (unaudited) and December 31, 2012;
Issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share:
Authorized shares—150,000,000 at September 30, 2013 (unaudited) and December 31, 2012;
Issued and outstanding shares—29,849,830 and 25,897,483 at September 30, 2013 (unaudited) and December 31, 2012, respectively	298	259
Additional paid-in capital	228,337	207,787
Accumulated deficit	(252,528)	(214,577)
Total shareholders’ deficit	(23,893)	(6,531)
Total liabilities and shareholders’ equity	$12,014	$26,575
See notes to consolidated financial statements

OMEROS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$196	$1,417	$1,431	$4,439
Operating expenses:
Research and development	9,420	7,764	26,111	22,568
Selling, general and administrative	4,210	2,736	11,934	7,270
Litigation settlement	—	3,953	—	3,953
Total operating expenses	13,630	14,453	38,045	33,791
Loss from operations	(13,434)	(13,036)	(36,614)	(29,352)
Investment income	2	14	10	32
Interest expense	(592)	(413)	(1,768)	(1,360)
Other income (expense), net	154	159	421	(30)
Net loss	$(13,870)	$(13,276)	$(37,951)	$(30,710)
Comprehensive loss	$(13,870)	$(13,276)	$(37,951)	$(30,710)
Basic and diluted net loss per share	$(0.46)	$(0.51)	$(1.36)	$(1.30)
Weighted-average shares used to compute basic and diluted net loss per share	29,844,507	25,834,730	27,984,133	23,578,724
See notes to consolidated financial statements

OMEROS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine months ended September 30,
	2013	2012
Operating activities
Net loss	$(37,951)	$(30,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	222	232
Stock-based compensation expense	4,364	2,276
Non-cash interest expense	371	290
Warrant modification expense	41	511
Changes in operating assets and liabilities:
Grant and other receivables	1,053	408
Prepaid expenses and other current and noncurrent assets	31	(242)
Accounts payable and accrued expenses	453	1,702
Accrued settlement costs	—	3,953
Deferred revenue	(970)	(3,278)
Other liabilities	2,987	3,091
Net cash used in operating activities	(29,399)	(21,767)
Investing activities
Purchases of property and equipment	(137)	(235)
Purchases of investments	(22,963)	(38,819)
Proceeds from the sale of investments	35,945	29,815
Net cash provided by (used in) investing activities	12,845	(9,239)
Financing activities
Proceeds from issuance of common stock	16,120	32,306
Payments on notes payable	—	(4,596)
Proceeds from issuance of common stock upon exercise of stock options	64	351
Net cash provided by financing activities	16,184	28,061
Net (decrease) in cash and cash equivalents	(370)	(2,945)
Cash and cash equivalents at beginning of period	1,520	4,005
Cash and cash equivalents at end of period	$1,150	$1,060
Supplemental cash flow information
Cash paid for interest	$1,243	$1,103
Reduction of equipment cost basis due to assets purchased with grant funding	$—	$59
See notes to consolidated financial statements

OMEROS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1—Organization and Significant Accounting Policies
Organization
We are a clinical-stage biopharmaceutical company committed to discovering, developing and commercializing products targeting inflammation, coagulopathies and disorders of the central nervous system. Our most clinically advanced product, OMS302 for lens replacement surgery, is derived from our proprietary PharmacoSurgery® platform that is designed to improve clinical outcomes of patients undergoing ophthalmological, arthroscopic, urological and other surgical and medical procedures. Our efforts are devoted to conducting research and development of our products, developing our patent portfolio, raising capital and commercializing our products.
Cash Generation Subsequent to September 30, 2013
In October, 2013, we settled our outstanding lawsuit with Carolina Casualty Insurance Corporation, or CCIC, and received a $12.5 million payment on October 24, 2013 (see Note 8). In addition, during October 2013, we sold 373,700 shares of our common stock through our at-the-market equity facility at an average price of $13.29 per share and received net proceeds of $4.9 million (see Note 9). We continue to seek additional means of accessing cash through a variety of sources including licensing of one or more of our programs, grants, and debt financings, as well as equity transactions.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012, includes all adjustments, which include normal recurring adjustments, necessary to present fairly our interim financial information. The consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. As of December 31, 2012, deferred rent totaling $959,000 was reclassified from current liabilities to non-current liabilities in the accompanying balance sheet as management does not have the obligation or intention to pay this rent prior to December 31, 2013.
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

Note 2—Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of unrestricted common shares and dilutive common share equivalents outstanding for the period, determined using the treasury-stock method. The basic and diluted net loss per share amounts for the three and nine months ended September 30, 2013 and 2012 were computed based on the shares of common stock outstanding during the respective periods. Historical outstanding dilutive securities not included in the diluted loss per share calculation are as follows:

	September 30,
	2013	2012
Outstanding options to purchase common stock	6,909,332	4,120,225
Warrants to purchase common stock	609,016	609,016
Total	7,518,348	4,729,241

Note 3—Cash, Cash Equivalents and Investments
As of September 30, 2013 and December 31, 2012, all investments are classified as short-term and available-for-sale on the accompanying consolidated balance sheets. We did not own any securities with unrealized loss positions as of September 30, 2013 or December 31, 2012. Investment income consists primarily of interest income.

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
Our fair-value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	September 30, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money-market funds classified as cash equivalents	$19	$—	$—	$19
Money-market funds classified as current restricted cash	193	—	—	193
Money-market funds classified as non-current restricted cash	679	—	—	679
Money-market funds classified as short-term investments	7,848	—	—	7,848
Total	$8,739	$—	$—	$8,739

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money-market funds classified as cash equivalents	$21	$—	$—	$21
Money-market funds classified as current restricted cash	193	—	—	193
Money-market funds classified as non-current restricted cash	679	—	—	679
Money-market funds classified as short-term investments	20,830	—	—	20,830
Total	$21,723	$—	$—	$21,723
Money-market funds classified as current restricted cash are included in prepaid expenses and other current assets on the accompanying consolidated balance sheets. Cash of $1.1 million and $1.5 million is excluded from our fair-value hierarchy disclosure as of September 30, 2013 and December 31, 2012, respectively. There were no unrealized gains and losses associated with our short-term investments as of September 30, 2013 or December 31, 2012.

Note 5—Certain Balance Sheet Accounts
Accrued Expenses
Accrued expenses consisted of the following:

	September 30, 2013	December 31, 2012
	(In thousands)
National Institute of Health reimbursement (see Note 8)	$1,064	$—
Legal	740	323
Clinical trials	697	1,842
Contract research	594	1,447
Employee compensation	588	458
Consulting & professional fees	467	252
Other accruals	370	435
Total	$4,520	$4,757

Note 6—Notes Payable
In October 2010, we entered into a loan and security agreement with Oxford Finance LLC, or Oxford. We refer to this loan agreement, as amended, as the Loan Agreement. Under the Loan Agreement, we had $20.0 million in principal outstanding indebtedness as of September 30, 2013 and December 31, 2012. In connection with the Loan Agreement, we agreed to pay Oxford a final payment fee of $1.4 million, which we recorded as a discount on the outstanding debt. Interest accrues at a fixed annual rate of 9.25%. The Loan Agreement provides for interest-only payments through December 31, 2013. Beginning on January 1, 2014, payments of principal and interest are payable for 36 months, in arrears. All unpaid principal, the final exit fee, and accrued and unpaid interest are due and payable on the maturity date, December 1, 2016. As security for our obligations under the Loan Agreement, we granted Oxford a security interest in substantially all of our assets, excluding intellectual property. As of September 30, 2013, the remaining unamortized discount and debt issuance costs associated with the debt were $1.1 million and $128,000, respectively.

Note 7—Revenue
We have received Small Business Innovative Research grants from the National Institutes of Health, or NIH, which are used to support the research and development of our products. We recorded revenue related to these grants of $196,000 and $88,000 for the three months ended September 30, 2013 and 2012, respectively, and $461,000 and $577,000 for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, $1.4 million remained available under these grants.
In October 2010, we entered into a platform development funding agreement with Vulcan Inc. and its affiliate, which we refer to collectively as Vulcan, pursuant to which we received $20.0 million for our G protein-coupled receptor, or GPCR, program. Of the funds received from Vulcan, $10.8 million was recorded as a reduction of the cost of the intellectual property assets that we purchased from Patobios Limited, or Patobios, $994,000 was recorded in equity for the fair value of warrants issued to Vulcan, and the remaining $8.2 million was recorded as deferred revenue. The deferred revenue balance was recognized as revenue or as a reduction to the costs of assets purchased in direct proportion to the related GPCR expenses as they were incurred. We recognized as revenue the remaining deferred revenue balance of $970,000 under the Vulcan agreement during the first quarter of 2013 and therefore, no additional revenue was recognized during the three months ended September 30, 2013. For the three months ended September 30, 2012, we recorded reductions to the Vulcan deferred revenue balance of $1.3 million, which includes $1.3 million recognized as revenue and $0 recorded as cost reductions to assets. For the nine months ended September 30, 2013 and 2012, we recorded reductions of $970,000 and $3.2 million to the Vulcan deferred revenue balance, respectively. For the nine months ended September 30, 2012, the reduction included $3.2 million recorded as revenue and $60,000 recorded as cost reductions to assets. Also in October 2010, we entered into an agreement with the Life Sciences Discovery Fund Authority, a granting agency of the State of Washington, or LSDF, under which we received a $5.0 million grant award from LSDF that was paid to reimburse us for expenses we incurred and equipment we purchased related to our GPCR program. We recognized the remaining $624,000 of revenue under the LSDF agreement during the first quarter of 2012.

Note 8—Commitments and Contingencies
Litigation
Omeros and its chief executive officer, Gregory A. Demopulos, M.D., entered into a Settlement Agreement with Richard J. Klein, Omeros' former chief financial officer, in October 2012, to resolve a lawsuit filed by Mr. Klein alleging wrongful termination of Mr. Klein’s employment and asserting qui tam claims on behalf of the U.S. Government under the Federal False Claims Act related to two National Institute of Health, or NIH, grants. Pursuant to the terms of the Settlement Agreement, Omeros paid $3.95 million to Mr. Klein, which was recorded as litigation settlement expense in the quarter ended September 30, 2012, and all claims pending in the lawsuit were dismissed with prejudice to the parties in November 2012. The dismissal of these claims was without prejudice to the U.S. Government, which previously had declined to intervene in the lawsuit. The $3.95 million settlement cost was reimbursed to Omeros by its insurer, CCIC, during the quarter ended December 31, 2012.
In connection with an administrative review by NIH of the grants that were the subject of the Klein lawsuit, Omeros recognized $900,000 in the first quarter of 2013 and $164,000 in the third quarter of 2013 as selling, general and administrative expense. In October 2013, Omeros paid NIH the $1.064 million previously accrued. The administrative review will be complete following a review of Omeros’ financial systems related to the allocation of expenditures to cost categories for use by Omeros in current and any future grants.
On October 2, 2013, Omeros and its chief executive officer entered into a settlement agreement with CCIC related to CCIC’s defense of, and coverage obligations related to, the Klein lawsuit. Per the settlement agreement, CCIC paid Omeros $12.5 million on October 24, 2013. While Dr. Demopulos released all of his claims in exchange for this settlement, he elected to receive no portion of the settlement funds and to have all proceeds be paid to Omeros.
Contracts
In December 2006, we entered into a funding agreement with The Stanley Medical Research Institute, or SMRI, to develop a proprietary phosphodiesterase 10, or PDE10, inhibitor product for the treatment of schizophrenia. We hold the exclusive rights to the technology. In connection with the funding agreement with SMRI, beginning the first calendar year after commercial sales of a schizophrenia product, if and when a product is commercialized, we may become obligated to pay royalties based on net income, as defined in the agreement, not to exceed a set multiple of total grant funding received. Based on the amount of grant funding received as of September 30, 2013, the maximum amount of royalties payable by us under the agreement is $12.8 million. We have not paid any such royalties through September 30, 2013.

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
In March 2010, we entered into a license agreement with Daiichi Sankyo Co., Ltd. (successor-in-interest to Asubio Pharma Co., Ltd.), or Daiichi Sankyo, pursuant to which we received an exclusive license to phosphodiesterase 7, or PDE7, inhibitors claimed in certain patents and pending patent applications owned by Daiichi Sankyo for use in the treatment of movement disorders and other specified indications. In February 2011, we amended the agreement to include addiction and compulsive disorders in the field of use. In January 2013, we further amended the agreement to include all other indications except specified dermatologic conditions. Upon execution of the agreement, we paid Daiichi Sankyo $50,000 that was recognized as research and development expense. Under the amended agreement, we agreed to make milestone payments to Daiichi Sankyo of up to $33.5 million upon the achievement of certain events, such as successful completion of certain preclinical toxicology studies; dosing of human subjects in Phase 1, 2 and 3 clinical trials; receipt of marketing approval of a PDE7 inhibitor product; and reaching specified sales milestones. However, if only one of the three indications is advanced through each milestone, the total milestone payments would be $23.5 million. In addition, Daiichi Sankyo is entitled to receive from us a low single-digit percentage royalty of any net sales of a PDE7 inhibitor licensed under the agreement by us and/or our sublicensee(s), provided that if the sales are made by a sublicensee, then the amount payable by us to Daiichi Sankyo is capped at an amount equal to a low double-digit percentage of all royalty and specified milestone payments that we receive from the sublicensee.
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
We currently lease our office and laboratory in The Omeros Building under a lease agreement with BMR-201 Elliott Avenue LLC, or BMR. The initial term of the lease ends in November 2027 and we have two options to extend the lease term, each by five years. As of September 30, 2013, the remaining aggregate non-cancelable rent payable under the initial term of the lease is approximately $61.7 million and we have received net lease incentives of $4.5 million, which are recorded as deferred rent on our accompanying consolidated balance sheets. The additional $3.1 million of the deferred rent balance as of September 30, 2013 relates to rent deferrals since inception of our lease in November 2012.

Note 9—Shareholders’ Equity
MLV At-the-Market Agreement
In December 2012, we entered into an at-the-market issuance sales agreement with MLV, or the Sales Agreement. Pursuant to the Sales Agreement, we may direct MLV to sell shares of our common stock having an aggregate offering price of up to $44.4 million directly on The NASDAQ Global Market or through or to a market maker other than on an exchange. With our prior written consent, sales may also be made in negotiated transactions and/or any other method permitted by law. MLV will receive a 2% commission from the gross proceeds of any sales. Subject to the terms and conditions of the Sales Agreement, MLV will use its commercially reasonable efforts to sell the shares of our common stock from time to time, based upon our instructions (including any price, time or size limits or other parameters or conditions that we may impose). We are not obligated to make any sales of common stock under the Sales Agreement, and no assurance can be given that we will sell any additional shares under the Sales Agreement, or, if we do, as to the price or amount of shares that we will sell, or the dates on which any such sales will take place. The Sales Agreement may be terminated by either party at any time upon 10 days’ notice to the other party, or by MLV at any time in certain circumstances, including the occurrence of a material adverse effect to Omeros. In addition, the Sales Agreement will automatically terminate upon the sale of all common stock subject to the Sales Agreement, or upon the expiration of our currently effective shelf registration statement. Our currently effective shelf registration statement will expire upon the earlier of (1) the effective date of the replacement shelf registration statement that we filed with the U.S. Securities and Exchange Commission, or SEC, on October 17, 2013 and (2) April 16, 2014. We are in discussions to amend the Sales Agreement to continue under the replacement shelf registration statement, if and when declared effective. In October 2013, we sold 373,700 shares of our common stock at an average price of $13.29 per share under the Sales Agreement and received net proceeds of $4.9 million.
Direct Offering
In May 2013, we sold 3,903,004 shares of our common stock at a price of $4.14 per share in a registered direct offering. After deducting offering expenses of $39,000, we received net proceeds from the transaction of $16.1 million.
Warrants
On March 29, 2007, we issued five-year warrants to purchase up to an aggregate of 197,478 shares of our common stock at an exercise price of $12.25 per share to brokers who assisted us in connection with our Series E Preferred Stock financing. On March 28, 2012, we extended by one year the expiration dates of those warrants. As a result of the extension, the expiration date of these warrants was March 29, 2013. On March 28, 2013, we extended the expiration dates of the warrants an additional year to March 29, 2014. Pursuant to accounting guidance regarding equity-based compensation to non-employees, we evaluated the value of the warrants before and after the modification dates to determine the incremental change in their fair value. For the nine months ended September 30, 2013 and 2012, we recorded these changes in fair value of $41,000 and $511,000, respectively, in other expense.

Note 10—Stock-Based Compensation
Stock Options
Our 2008 Equity Incentive Plan, or 2008 Plan, provides for the grant of incentive and nonstatutory stock options, restricted stock, stock appreciation rights, performance units and performance shares to employees, directors and consultants and subsidiary corporations’ employees and consultants. The 2008 Plan also allows any shares returned under our Amended and Restated 1998 Stock Option Plan, or 1998 Plan, as a result of cancellation of options or repurchase of shares issued pursuant to the 1998 Plan, to be issued under the 2008 Plan. In addition, the 2008 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year, beginning with the 2010 fiscal year, equal to the lowest of:

•	five percent of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year;

•	1,785,714 shares; or

•	such other amount as our board of directors may determine.
On January 1, 2013, in accordance with the 2008 Plan annual increase provisions, the authorized shares in the 2008 Plan increased by 1,294,874 shares. As of September 30, 2013, a total of 7,520,691 shares were reserved for issuance under our stock plans, of which 611,359 were available for future grants under the 2008 Plan. Options are granted with exercise prices equal to the closing fair market value of the common stock on the date of the grant. The terms of options may not exceed 10 years. Generally, options vest over a four-year period, but may be granted with different vesting terms.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Estimated weighted-average fair value	$6.77	$6.63	$6.73	$3.32
Weighted-average assumptions
Expected volatility	88%	84%	87%	89%
Expected term, in years	5.8	6.0	5.8	5.7
Risk-free interest rate	1.66%	0.83%	1.65%	1.05%
Expected dividend yield	—%	—%	—%	—%
Stock-Based Compensation Summary
Stock-based compensation expense includes amortization of stock options granted to employees and non-employees’ and has been reported in our consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Research and development	$1,371	$282	$2,518	$1,135
Selling, general and administrative	840	294	1,846	1,141
Total	$2,211	$576	$4,364	$2,276

Stock option activity for all stock plans and related information is as follows:

	Options Outstanding	Weighted- Average Exercise Price per Share	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (In thousands)
Balance at December 31, 2012	5,390,582	$5.18
Granted	1,734,301	9.31
Exercised	(49,343)	1.29
Forfeited	(166,208)	7.42
Balance at September 30, 2013	6,909,332	$6.19	7.34	$25,351
Vested and expected to vest at September 30, 2013	6,605,953	$6.08	7.25	$24,973
Exercisable at September 30, 2013	3,873,323	$4.26	5.82	$21,525
At September 30, 2013, there were 3,036,009 unvested options outstanding that will vest over a weighted-average period of 2.9 years. Excluding non-employee stock options, the total estimated compensation expense to be recognized in connection with these shares is $16.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
Overview
We are a clinical-stage biopharmaceutical company committed to discovering, developing and commercializing products targeting inflammation, coagulopathies and disorders of the central nervous system. Our most clinically advanced product, OMS302 for lens replacement surgery, is derived from our proprietary PharmacoSurgery® platform that is designed to improve clinical outcomes of patients undergoing ophthalmological, arthroscopic, urological and other surgical and medical procedures. Our PharmacoSurgery platform is based on low-dose combinations of therapeutic agents delivered directly to the surgical site throughout the duration of the procedure to preemptively inhibit inflammation and other problems caused by surgical trauma and to provide clinical benefits both during and after surgery. In addition to that for OMS302, we have five other clinical-stage programs in our pipeline. We also have a deep and diverse pipeline of preclinical programs as well as a platform capable of unlocking new drug targets. For each of our products and programs, we have retained all manufacturing, marketing and distribution rights.
Status of Our Clinical and Preclinical Programs
OMS302, our lead PharmacoSurgery product, previously completed a successful Phase 3 clinical program that evaluated the product in patients undergoing intraocular lens replacement, or ILR, surgery. We submitted an NDA for OMS302 to the FDA in July 2013 and an MAA for OMS302 to the European Medicines Agency, or EMA, in September 2013 to allow us to market and sell OMS302 in the United States and the European Union, respectively for use in patients undergoing ILR surgery. We announced in October 2013 that the NDA for OMS302 had been confirmed for filing by the FDA and that the MAA for OMS302 had been validated by the EMA. Assuming approval of at least one of these marketing applications within approximately one year of its initial submission, we expect to begin marketing OMS302 in the second half of 2014. In addition, we intend to initiate in the fourth quarter of 2013 a study designed to expand the currently proposed labeling specifically to include a subset of ILR patients who have a history of using alpha adrenergic antagonists, such as Flomax® (tamsulosin HCL), which has been associated with intraoperative floppy iris syndrome, or IFIS.
OMS103, our second PharmacoSurgery product, is being evaluated in a Phase 3 clinical program for its safety and ability to reduce pain following arthroscopic partial meniscectomy surgery. In December 2012, we completed a Phase 3 clinical trial in which the pre-specified primary endpoint was the Symptoms Subscale of the Knee Injury and Osteoarthritis Outcome Score (KOOS)-a patient-reported measure that is comprised of questions about knee swelling, clicking, catching and stiffness. In addition, pain measured in the early postoperative period was a pre-specified secondary endpoint. Although the Symptoms Subscale of the KOOS did not reach statistical significance, OMS103, as was seen in the Phase 2 trial in patients undergoing arthroscopic partial meniscectomy, achieved statistically significant reduction of postoperative pain. We are redesigning our Phase 3 clinical program in arthroscopic partial meniscectomy surgery to include reduction of early postoperative pain as the primary endpoint.
In addition to OMS302 and OMS103, we have a pipeline of other product development programs targeting inflammation, coagulopathies and disorders of the central nervous system. We have the following four clinical-stage programs in our pipeline: (1) our lead PDE10 inhibitor OMS824 for the treatment of cognitive disorders is in a Phase 2 clinical program for patients with stable schizophrenia and a Phase 2 clinical program for Huntington’s disease is planned, (2) our lead MASP-2 antibody OMS721 for the treatment of thrombotic microangiopathies is in a Phase 1 clinical program, (3) our PPARγ program, in which two Phase 2 clinical trials are being conducted by our collaborators to evaluate a PPARγ agonist, alone or in combination with other agents, for treatment of addiction to opioids and to nicotine and (4) our PharmacoSurgery product OMS201 for use during urological procedures, including uroendoscopic procedures, has completed a Phase 1/Phase 2 clinical trial in 2010 and currently is not in active clinical trials.
In September 2013, we announced that the FDA had granted orphan drug designation to OMS824 for the treatment of Huntington's disease. We also reported positive results from our Phase 1 clinical trial evaluating the pharmacokinetics of OMS824 in September 2013. In October 2013, we reported additional positive clinical data from a Phase 1 clinical trial evaluating the extent to which OMS824, at a dose higher than previously reported, binds to PDE10 to a greater extent than reported for any PDE10 inhibitor. In addition, during the third quarter we initiated enrollment in a Phase 2 clinical trial of OMS824 in patients with psychiatrically stable schizophrenia, and we plan to advance OMS824 into Phase 2 clinical trials for Huntington's disease later this year. We have two INDs for OMS824 filed at FDA, one for schizophrenia and one for Huntington's disease, and have requested Fast Track designation in both programs.

In November 2013, we announced positive data using OMS721 in a well-established animal model of neovascular age-related macular degeneration (AMD), and reported positive clinical data from our Phase 1 clinical trial of OMS721. A Phase 2 clinical program to evaluate OMS721 in the treatment of thrombotic microangiopathies (TMAs), a family of disorders that occurs in the microcirculation of the body’s organs, most commonly the kidney and brain, is expected to begin enrollment in early 2014.
Our preclinical programs include: (1) our PDE7 program in which we are developing proprietary compounds to treat movement disorders as well as addiction and compulsive disorders and (2) our Plasmin program in which we are advancing novel antifibrinolytic agents for the control of blood loss during surgery or resulting from trauma as well as for other hyperfibrinolytic states (e.g., liver disease). We currently expect to initiate Phase 1 clinical trials for both our PDE7 and plasmin programs in 2014.
In our GPCR program, we are working to complete high-throughput surrogate de-orphanization of orphan GPCRs, or the identification of synthetic molecules that bind and functionally interact with the receptors, and to develop products that act at these new potential drug targets. As of October 31, 2013, we had publicly announced that we had identified and confirmed sets of small-molecule compounds that interact selectively with, and modulate signaling of, 52 Class A orphan GPCRs and two Class B GPCRs (glucagon-like peptide-1 receptor, or GLP-1R, and parathyroid hormone 1 receptor, or PTH-1R).
Financial Summary
The majority of our operating expenses to date have been for research and development activities. Research and development expenses consist of costs associated with research activities as well as costs associated with our product development efforts, which include clinical trial and third-party manufacturing services. Internal research and development costs are recognized as incurred. Third-party research and development costs are expensed at the earlier of when the contracted work has been performed or when upfront and milestone payments are made. Research and development expenses include:

•	employee and consultant-related expenses, which include salaries and benefits, and non-cash stock-compensation;

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
We recognized net losses of $13.9 million and $13.3 million for the three months ended September 30, 2013 and 2012, respectively, and $38.0 million and $30.7 million for the nine months ended September 30, 2013 and 2012, respectively. These losses have resulted principally from expenses incurred in connection with research and development activities, consisting primarily of clinical trials, preclinical studies and manufacturing services associated with our current products. Compared to 2012, we expect our net losses to increase as we continue to add personnel for our anticipated growth and prepare for the commercial launch of OMS302, if it is approved, advance our clinical trials, and expand our research and development efforts. As of September 30, 2013, our accumulated deficit was $252.5 million and total shareholders’ deficit was $23.9 million.

Results of Operations
Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Revenue	$196	$1,417	$1,431	$4,439
Our revenue to date has consisted of grant funding from third parties and revenue recognized in connection with funding received under our agreements with Vulcan and LSDF, which are described in Note 7 to our consolidated financial statements. Other than grant funding, we do not expect to receive any revenue from our products unless we receive regulatory approval and commercialize our products or unless we enter into collaborative agreements with third parties for the development and commercialization of our products. We do not expect any of our current products to be commercially available before the second half of 2014, if at all. We continue to pursue government and private grant funding as well as collaboration funding for our products and research programs.

The decrease in revenue during the three and nine months ended September 30, 2013 was primarily due to lower revenue recognized from our GPCR program funding agreement with Vulcan and LSDF. We recognized the remaining revenue in connection with the Vulcan and LSDF agreements during the first quarters of 2013 and 2012, respectively. No further revenue remains to be recognized under these agreements as of September 30, 2013.
Research and Development Expenses
Our research and development expenses can be divided into direct external expenses, which include clinical research and development and preclinical research and development activities, internal, overhead and other expenses, and stock-based compensation expense. The following table illustrates our expenses associated with these activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Direct external expenses:
Clinical research and development:
OMS302	$1,099	$2,921	$3,414	$6,739
OMS721	898	—	898	—
OMS103	5	575	373	2,480
OMS824	2,104	249	4,423	266
Other clinical programs	9	8	27	61
Total clinical research and development	4,115	3,753	9,135	9,546
Preclinical research and development	470	885	4,081	4,003
Total direct external expenses	4,585	4,638	13,216	13,549

Internal, overhead and other expenses	3,464	2,844	10,377	7,884
Stock-based compensation expense	1,371	282	2,518	1,135

Total research and development expenses	$9,420	$7,764	$26,111	$22,568
Direct external clinical research and development expenses consist primarily of external research and development and regulatory expenses incurred pursuant to agreements with third-party manufacturing organizations, CROs, clinical trial sites, collaborators, licensors and consultants. Direct external preclinical research and development expenses consist primarily of our preclinical research activities, including third-party manufacturing organizations and CROs, laboratory supplies and consulting. Costs are reported in preclinical research and development until the program enters the clinic. Internal, overhead and other expenses consist of personnel costs and other overhead costs such as rent, utilities and depreciation. Our internal resources, employees and infrastructure are not directly tied to any individual research project and are deployed across multiple clinical and preclinical projects we are advancing in parallel.
The increase in total research and development expenses during the three months ended September 30, 2013 was due primarily to higher clinical expenses related to our Phase 1 clinical trials evaluating OMS824, higher expense related to non-cash stock compensation, and costs related to our MASP-2 clinical program. The increase in total research and development expenses during the nine months ended September 30, 2013 was due primarily to higher direct external expenses related to our Phase 1 clinical trials evaluating OMS824 and OMS721; higher internal, overhead and other expenses related to advancing our MASP-2 program, the preparation and filing of the NDA and MAA for OMS302 and non-cash rent expense associated with the amortization of our BMR lease incentives; and expense related to non-cash stock compensation. Non-cash stock compensation expense increased for the three and nine months ended September 30, 2013 compared to the same periods in 2012 due to the grant of stock options during the fourth quarter of 2012 and the third quarter of 2013 related to annual performance reviews. These increased expenses for the three and nine months ended September 30, 2013 were partially offset by lower clinical research and development expenses related to the completion of our OMS302 Phase 3 clinical trial in January 2013 and the first OMS103 Phase 3 clinical trial for meniscectomy in December 2012. These two clinical programs were ongoing during the three and nine months ended September 30, 2012. We expect our research and development expenses to increase in the near term as we continue to advance OMS824, OMS721, OMS103, and OMS302 through further clinical development and initiate clinical trials for our PDE7 program.

At this time, due to the inherently unpredictable nature of preclinical and clinical development activities and given the early stage of our preclinical development programs, we are unable to estimate with any certainty the costs we will incur in the continued development of our products for potential commercialization. Clinical development timelines, the probability of success and development costs can differ materially from expectations. While we currently are focused on advancing our product development programs, our future research and development expenses will depend on the clinical success of each product, as well as on-going assessments of each product’s commercial potential. In addition, we cannot forecast with any degree of certainty which products may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.
The lengthy process of completing clinical trials and seeking regulatory approval for our products requires the expenditure of substantial resources. Any failure or delay in completing clinical trials, or in obtaining regulatory approvals, could cause a delay in generating product revenue and cause our research and development expenses to increase and, in turn, have a material adverse effect on our operations, financial condition and liquidity. We do not expect any of our current products to be commercially available before the second half of 2014, if at all. Because of the factors above, we are not able to estimate with any certainty when we would recognize any net cash inflows from our research and development projects.
Selling, General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Selling, general and administrative, excluding stock-based compensation expense	$3,370	$2,442	$10,088	$6,129
Stock-based compensation expense	840	294	1,846	1,141
Total selling, general and administrative expenses	$4,210	$2,736	$11,934	$7,270
The increase in selling, general and administrative expenses during the three and nine months ended September 30, 2013 was primarily due to legal matters, including expenses incurred in connection with the CCIC matter and legal fees related to our products, higher expenses associated with the preparation for our planned commercial launch of OMS302 in the second half of 2014, expenses related to non-cash stock-compensation, employee costs and non-cash rent expense associated with the amortization of our BMR lease incentives. For the nine months ended September 30, 2013, the selling, general and administrative expenses also increased due to legal costs incurred in the first quarter of 2013 in connection with our settled lawsuit with our former chief financial officer and our lawsuit with CCIC, which settled on October 2, 2013. See Part II, Item 1 - Legal Proceedings. We expect our selling, general and administrative expenses to increase in the near term as we prepare for the potential commercial launch of OMS302.
Litigation Settlement

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Litigation Settlement	$—	$3,953	$—	$3,953
Litigation settlement consists solely of expenses incurred by us in connection with the settlement agreement, effective October 26, 2012, that we entered into with our former chief financial officer and treasurer.
Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Interest expense	$592	$413	$1,768	$1,360

The increase in interest expense during the three and nine months ended September 30, 2013 was due primarily to a higher interest rate and a higher average balance on our Oxford notes during the 2013 period.

Other Income (Expense), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Other income (expense), net	$154	$159	$421	$(30)
Other income (expense) principally includes rental income and costs associated with warrant modifications. The increase in other income (expense) during the nine months ended September 30, 2013 is due to a decrease in warrant modification expenses from $511,000 in the first quarter of 2012 to $41,000 in the first quarter of 2013.

Financial Condition - Liquidity and Capital Resources
As of September 30, 2013, we had $9.0 million in cash, cash equivalents and short-term investments. In addition, during October 2013, we received $12.5 million from the settlement of the CCIC matter (See Part II, Item 1 - Legal Proceedings for further information), and we received $4.9 million in net proceeds from the sale of 373,700 shares of common stock at an average price of $13.29 per share under our MLV Sales Agreement. Our cash, cash equivalents and short-term investment balances are held principally in interest-bearing instruments, including money-market accounts. Cash in excess of immediate requirements is invested in accordance with established guidelines to preserve principal and maintain liquidity. We believe that our existing cash, cash equivalents and short-term investments, proceeds from the settlement of the CCIC matter, together with capital that we may be able to raise through one or more corporate partnerships, equity offerings, including under our agreement with MLV, and debt financings, will be sufficient to fund our anticipated operating expenses, capital expenditures and note payments for at least the next 12 months.

	Nine months ended September 30,
	2013	2012
	(In thousands)
Selected cash flow data
Cash provided by (used in):
Operating activities	$(29,399)	$(21,767)
Investing activities	12,845	(9,239)
Financing activities	16,184	28,061
Operating Activities. Expenditures related to operating activities were primarily for research and development and selling, general and administrative expenses in support of our operations. Net cash used in operating activities increased for the nine months ended September 30, 2013, as compared to the same period in 2012, primarily due to higher expenses related to our Phase 1 clinical trial evaluating OMS824, the preparation and filing of the NDA and MAA for OMS302, higher expenses related to our MASP-2 program, higher legal costs, increased marketing expenses tied to the planned commercial launch of OMS302 in the second half of 2014, and employee costs. The increases in 2013 were partially offset by lower clinical trial expenses related to the completion of Phase 3 clinical trials for our OMS302 and OMS103 programs in January 2013 and December 2012, respectively. In addition, cash used in operating activities was reduced in the 2012 period by a $3.0 million cash lease incentive payment we received from BMR.
Investing Activities. Net cash provided from investing activities in the nine months ended September 30, 2013 was primarily due to the sale of short-term investments to fund our operations, which was partially offset by the purchase of short-term investments with the net proceeds we received from the sale of common stock in our registered direct offering in May 2013. Investing activities, other than the purchases and sales of short-term investments, consist primarily of purchases of property and equipment. Cash flows from investing activities primarily reflect cash used to purchase short-term investments and receipts from the sale of short-term investments, thus causing a shift between our cash and cash equivalents and short-term investment balances. Because we manage our cash usage with respect to our total cash, cash equivalents and short-term investments, we do not consider these cash flows to be important to the understanding of our liquidity and capital resources.
Financing Activities. Net cash provided from financing activities in the nine months ended September 30, 2013 was due primarily to the net proceeds we received from the sale of common stock in our registered direct offering in May 2013. In the registered direct offering, we sold 3,903,004 shares of our common stock at a price of $4.14 per share. After deducting offering expenses of $39,000, we received net proceeds from the transaction of $16.1 million. During the 2012 period, cash provided by financing activities was due primarily to the $32.3 million in net proceeds we received from the sale of common stock in our public offering in July 2012, partially offset by principal payments on our Oxford notes. In December 2012, we amended the Oxford notes to provide for interest-only payments through December 31, 2013.

Funding Requirements
Because of the numerous risks and uncertainties associated with the development and commercialization of our products, and to the extent that we may or may not enter into collaborations with third parties to participate in development and commercialization, we are unable to estimate the amounts of increased capital requirements and operating expenditures required in the future. Our future operating and capital requirements will depend on many factors, including:

•	the progress and results of our preclinical and clinical programs;

•	costs related to manufacturing services;

•	whether the hiring of a number of new employees to support our continued growth will occur at salary levels consistent with our estimates;

•	the terms and timing of payments of any collaborative or licensing agreements that we have or may establish;

•	the cost, timing and outcomes of the regulatory processes for our products;

•	the costs of commercialization activities, including product manufacturing, marketing, sales and distribution;

•	the commercial success of OMS302, if and when OMS302 is approved for sale in the U.S. and/or the European Union;

•	the cost of preparing, filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to these types of transactions;

•	whether we receive grant funding for our programs;

•
the extent to which we raise capital by selling our stock through our at-the-market equity facility with MLV, under which MLV is required to use its commercially reasonable efforts to sell up to $44.4 million of our stock in accordance with our instructions;

•	the extent to which we otherwise access the capital markets; and

•	the outcomes of our existing administrative proceedings.
We expect our continued operating losses to result in an increase in the total amount of cash used in operations until at least the time OMS302, if approved, becomes cash flow positive, which may be in several years if at all. To meet our future capital requirements, we will need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. If we do not raise additional capital through equity or debt financings and/or one or more corporate partnerships, we may be required to delay, reduce the scope of or eliminate our research and development programs or reduce our planned commercialization efforts. We currently do not have any commitments for future external equity or debt funding. Additional equity or debt financing or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all, and any future equity funding will dilute the ownership of our equity investors.
MLV At-the-Market Agreement
In December 2012, we entered into an at-the-market issuance sales agreement with MLV, or the Sales Agreement. Pursuant to this agreement, we may direct MLV to sell shares of our common stock having an aggregate offering price of up to $44.4 million directly on The NASDAQ Global Market or through or to a market maker other than on an exchange. With our prior written consent, sales may also be made in negotiated transactions and/or any other method permitted by law. MLV will receive a 2.0% commission from the gross proceeds of any sales. Subject to the terms and conditions of the Sales Agreement, MLV will use its commercially reasonable efforts to sell the shares of our common stock from time to time, based upon our instructions (including any price, time or size limits or other parameters or conditions that we may impose). We are not obligated to make any sales of common stock under the Sales Agreement, and no assurance can be given that we will sell any additional shares under the Sales Agreement, or, if we do sell additional shares, as to the price or amount of shares that we will sell, or the dates on which any such sales will take place. The Sales Agreement may be terminated by either party at any time upon 10 days’ notice to the other party, or by MLV at any time in certain circumstances, including the occurrence of a material adverse effect to Omeros. In addition, the Sales Agreement will automatically terminate upon the sale of all common stock subject to the Sales Agreement or upon the expiration of our currently effective shelf registration statement. Our currently effective shelf registration statement will expire upon the earlier of (1) the effective date of the replacement shelf registration statement that we filed with the U.S. Securities and Exchange Commission, or SEC, on October 17, 2013 and (2) April 16, 2014. We are in discussions to amend our agreement with MLV to continue under the replacement shelf registration statement, if and when declared effective. In October 2013, we sold 373,700 shares of our common stock under the Sales Agreement and received $4.9 million in net proceeds, which resulted in the reduction in availability under the Sales Agreement from $49.3 million to $44.4 million.
Oxford Loan and Security Agreement
In October 2010, we entered into the Loan Agreement pursuant to which Oxford agreed to lend us up to $20.0 million in two tranches of $10.0 million each. Interest under the Loan Agreement accrues at a fixed annual rate of 9.25%. The Loan Agreement provides for interest-only payments through December 31, 2013. We had $20.0 million in principal outstanding indebtedness under the Loan Agreement as of September 30, 2013 and December 31, 2012. In connection with the Loan Agreement, we agreed to pay Oxford a final payment fee equal to 7.0% of the borrowed $20.0 million, or $1.4 million, which we recorded as a discount on the outstanding debt. The final payment fee will be due upon the last payment date of the amounts we borrowed, whether upon maturity on December 1, 2016, or on the date of any prepayment of such amounts or in the event of acceleration upon a default. We also capitalized in other assets $168,000 of debt issuance costs that we incurred. Both of these amounts are being amortized to interest expense using the effective-interest method over the amended repayment term.
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
MAE is defined in the Loan Agreement as a material adverse effect upon (i) the business operations, properties, assets, results of operations or financial condition of Omeros, taken as a whole with respect to our viability, that reasonably would be expected to result in our inability to repay any portion of the loans in accordance with the terms of the Loan Agreement, (ii) the validity, perfection, value or priority of Oxford’s security interest in the collateral, (iii) the enforceability of any material provision of the Loan Agreement or related agreements, or (iv) the ability of Oxford to enforce its rights and remedies under the Loan Agreement or related agreements. We considered the MAE definition and believe that the MAE clause has not been triggered as of September 30, 2013.
Carolina Casualty Insurance Company Litigation and NIH Matter
On October 2, 2013, Omeros and its chief executive officer entered into a settlement agreement with CCIC related to CCIC’s defense of, and coverage obligations related to, the Klein lawsuit. Per the settlement agreement, CCIC paid Omeros $12.5 million on October 24, 2013. See Part II, Item 1 - Legal Proceedings.
In October 2013, in connection with an administrative review by NIH of the grants that were the subject of the Klein lawsuit, Omeros paid NIH the $1.064 million accrued as of September 30, 2013. See Part II, Item 1 - Legal Proceedings.

Contractual Obligations and Commitments
We currently lease our office and laboratory space in The Omeros Building under a lease agreement with BMR. The initial term of the lease ends in November 2027 and we have two options to extend the lease term, each by five years. As of September 30, 2013, the remaining aggregate non-cancelable rent payable under the initial term of the lease is approximately

$61.7 million and we have received net lease incentives of $4.5 million, which were recorded as deferred rent on our accompanying consolidated balance sheet.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk is primarily confined to our investment securities and notes payable. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in high-credit-quality securities. As of September 30, 2013, we had cash, cash equivalents and short-term investments of $9.0 million. In accordance with our investment policy, we invest funds in highly liquid, investment-grade securities. These securities in our investment portfolio are not leveraged and are classified as available-for-sale. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates and with our current portfolio of short term investments. We are not exposed to potential loss due to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2013. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Effective October 26, 2012, Omeros Corporation and Gregory A. Demopulos, M.D., our chairman, chief executive officer, and president, and Richard J. Klein, our former chief financial officer and treasurer, entered into a settlement agreement and release, or the Settlement Agreement, settling and releasing all of the parties’ respective claims in the lawsuit captioned United States of America, ex. rel. Richard J. Klein v. Omeros Corporation and Gregory Demopulos, No. C09-1342 JCC. This lawsuit is described in Part II, Item 1 of our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2012. Under an order filed by the U.S. District Court for the Western District of Washington on November 5, 2012, all claims asserted by Omeros, Dr. Demopulos and Mr. Klein were dismissed with prejudice and all of Mr. Klein’s claims asserted against Omeros on behalf of the United States Government under the Federal False Claims Act, or the Qui Tam Claims, were dismissed without prejudice to the United States Government, which had declined to intervene and thus was not a party to the proceeding.
Effective October 2, 2013, Omeros and Dr. Demopulos entered into a settlement agreement and release with CCIC related to CCIC's defense of, and coverage obligations related to, the above-described lawsuit filed by Mr. Klein, settlement and releasing all of the parties' respective claims in the lawsuit captioned Carolina Casualty Ins. Co. v Omeros Corp., et al, No. 2:12-CV-00287. This lawsuit was filed by CCIC in 2012 as a declaratory judgment action in the U.S. District Court for the Western District of Washington relating to its coverage obligations under Omeros' directors, officers and corporate liability insurance policy that was in effect at the time Mr. Klein's employment with us was terminated. In connection with this lawsuit, Omeros and Dr. Demopulos filed counterclaims against CCIC alleging that CCIC breached its duty to defend under the insurance policy, acted unreasonably and in bad faith, and unreasonably denied a claim for coverage in violation of Washington law. Pursuant to the terms of the settlement agreement, the parties settled and released all of their respective claims in the CCIC litigation and CCIC was required to make a one-time payment of $12.5 million to Omeros, which was paid on October 24, 2013. On October 31, 2013, all claims asserted by Omeros, Dr. Demopulos and CCIC in this lawsuit were dismissed with prejudice. While Dr. Demopulos released all of his claims in exchange for this settlement, he elected to receive no portion of the settlement funds and to have all proceeds be paid to Omeros.
In connection with the administrative review by NIH of the two grants that were the subject of the Qui Tam Claims, we recognized $900,000 in the first quarter of 2013 and $164,000 in the third quarter of 2013 as selling, general and administrative expense. In October 2013, we repaid to NIH the $1.064 million previously accrued. The administrative review will be complete following a review of Omeros’ financial systems related to the allocation of expenditures to cost categories for use by Omeros in current and any future grants.

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
We are a biopharmaceutical company with no products approved for commercial sale and we have not generated any revenue from product sales. We have incurred, and expect to continue to incur, significant costs relating to the development and commercialization of our lead PharmacoSurgery product, OMS302, for use during ILR procedures. We intend to focus a significant portion of our activities and resources on gaining regulatory approval for, and subsequently commercializing, OMS302, and we believe a substantial portion of the value of our company relates to our ability to obtain marketing approval for, and to successfully commercialize, this product.
We have submitted an NDA with the FDA and an MAA with EMA, and both are currently under substantive review. The regulatory process is subject to substantial agency discretion and risks, including those described later in these risk factors. Either agency may decide not to approve our application, requiring us to obtain additional data regarding OMS302 and to resubmit our marketing application(s), further delaying our ability to market and generate revenue from the sale of OMS302.
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

Our existing and future products, including OMS302 and OMS103, may never achieve market acceptance even if we obtain regulatory approvals.
Even if we receive regulatory approvals for the commercial sale of one or more of our existing or future products, including OMS302 and OMS103, the commercial success of these products will depend on, among other things, their acceptance by physicians, patients, third-party payors and other members of the medical community. If our products fail to gain market acceptance, we may be unable to earn sufficient revenue to continue our business. Market acceptance of, and demand for, any product that we may develop and commercialize will depend on many factors, including:

•	our ability to provide acceptable evidence of safety and efficacy;

•	the availability, relative cost and relative efficacy of alternative and competing treatments;

•	the effectiveness of our marketing and distribution strategy to, among others, hospitals, surgery centers, physicians and/or pharmacists;

•	prevalence of the condition for which the product is approved or frequency of the related surgical procedure;

•	acceptance by physicians of each product as a safe and effective treatment;

•	perceived advantages over alternative treatments;

•	relative convenience and ease of administration;

•	the availability of adequate reimbursement by Medicare and other third parties;

•	the frequency and severity of adverse side effects; and

•	publicity concerning our products or competing products and treatments.
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
Both before and after approval of our products, we, our products, and our suppliers, contract manufacturers and clinical investigators are subject to extensive regulation by governmental authorities in the United States and other countries, covering, among other things, testing, manufacturing, quality control, clinical trials, labeling, advertising, promotion, distribution, and import and export. Failure to comply with applicable requirements could result in, among other things, one or more of the following actions: warning letters; unanticipated expenditures; delays in approval or refusal to approve a product; product recall or seizure; interruption of manufacturing or clinical trials; operating restrictions; injunctions; criminal prosecution and civil or criminal penalties including fines and other monetary penalties. We, the FDA or an independent Institutional Review Board or Ethics Committee may suspend or terminate human clinical trials at any time on various grounds, including a finding that the patients are being exposed to an unacceptable health risk or because of the way in which the investigators on which we rely carry out the trials.
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
The FDA may decide that our data are insufficient for approval of our products and require additional preclinical, clinical or other studies. As we develop our products, we periodically discuss with the FDA clinical, regulatory and manufacturing matters, and our views may, at times, differ from those of the FDA. For example, the FDA regulates our products that consist of two or more active ingredients as combination drugs under its Combination Drug Policy. The Combination Drug Policy requires that we demonstrate that each active ingredient in a drug product contributes to the product’s claimed effect. The FDA has questioned the means by which we intend to demonstrate such contribution and whether available data and information demonstrate contribution for each active ingredient in OMS103. If we are unable to resolve these questions, we may be required to provide additional information, which may include the results of additional preclinical studies or clinical trials.
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
We cannot be certain that OMS103 will receive regulatory approval or be successfully commercialized.
We have an ongoing Phase 3 clinical program evaluating OMS103 in patients undergoing arthroscopic partial meniscectomy surgery. We are redesigning the program to include postoperative pain reduction as the primary endpoint. While OMS103 demonstrated a drug effect in the first Phase 3 clinical trial by reducing early postoperative pain, which was a secondary endpoint, we can provide no assurance that in subsequent trials OMS103 will meet the primary endpoint of early postoperative pain reduction following arthroscopic partial meniscectomy or that the design of our Phase 3 program will be acceptable to regulatory authorities. Also, we can provide no assurances that we will have sufficient resources to conduct any subsequent clinical trials that we or regulatory authorities may deem necessary. If the data from any subsequent trials are negative or if our program design is not acceptable to regulatory authorities, we may be unable to seek, or be significantly delayed in seeking, marketing approval of OMS103, which could cause the market price of our common stock to decline significantly.
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
Obtaining reimbursement approval for a product from each government or third-party payor is a time-consuming and costly process that will require the build-out of a sufficient staff and could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to each payor. Because none of our products has been approved for marketing, we can provide no assurances at this time regarding their cost-effectiveness and the amount, if any, or method of reimbursement. Further, we can provide no assurance that the amounts, if any, reimbursed to surgical facilities for utilization of our surgery-related products or to surgeons for the administration and delivery of these products will be considered adequate to justify the use of these products. There may be significant delays in obtaining reimbursement coverage for newly approved products and we may not be able to provide data sufficient to gain acceptance with respect to reimbursement. Even when a payor determines that a product is eligible for reimbursement, coverage may be more limited than the purposes for which the product is approved by the FDA or foreign regulatory agencies. Increasingly, third-party payors who reimburse healthcare costs, such as government and private payors, are requiring that companies provide them with predetermined discounts from list prices and challenging the prices charged for medical products. Moreover, eligibility for coverage does not mean that any product will be reimbursed at a rate that allows us to make a profit in all cases, or at a rate that covers our costs, including research, development, manufacturing, sales and distribution. In non-U.S. jurisdictions, we must obtain separate reimbursement approvals and comply with related foreign legal and regulatory requirements. In some countries, including those in the European Union, our products may be subject to government price controls. Pricing negotiations with governmental authorities can take a considerable amount of time and expenditure of resources after the receipt of marketing approval for a product. If the reimbursement we are able to obtain for any product we develop is inadequate in light of our development and other costs or is significantly delayed, our business could be materially harmed.
If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our products, we may be unable to generate product revenue.
Omeros has never sold, marketed or distributed any biopharmaceutical product. Developing an internal sales force is expensive and time-consuming, and a delay in hiring and training an internal sales force could impact the timing or effectiveness of any product launch. If we enter into arrangements with third parties to perform sales and marketing services, our product revenues are likely to be lower than if we market and sell any approved products ourselves. Factors that may inhibit our efforts to commercialize any approved products without commercialization partners include:

•
our inability to recruit in a timely manner, and retain, adequate numbers of effective sales and marketing personnel, or to partner or contract with a third party to provide sales and marketing services, in the applicable region of the world, particularly before our planned market launch of OMS302, if approved, in the second half of 2014;

•	the inability of sales personnel to sell our product(s) to adequate numbers of hospitals, surgery centers, physicians and/or pharmacists;

•
our inability to develop and maintain adequate internal information systems to monitor sales by distribution channel, report pricing, maintain customer lists and track selling and marketing operations;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.
In order to launch OMS302 successfully, if approved, in regions outside of the U.S., it may be necessary to enter into agreements with one or more commercialization partners, and we may not be able to enter any such agreement on terms acceptable to us or in a timely manner, if at all. If we are unsuccessful in building a sales and marketing infrastructure or unable to partner with one or more third parties to perform sales and marketing services for our products, we will have difficulty commercializing our products, which would adversely affect our business and financial condition.
We have a history of operating losses, and we may not achieve or maintain profitability.
We have not been profitable and have generated substantial operating losses since we were incorporated in June 1994. We had net losses of approximately $38.0 million and $30.7 million for the nine months ended September 30, 2013, and 2012, respectively. As of September 30, 2013, we had an accumulated deficit of approximately $252.5 million. We do not anticipate generating revenue from the sale of our products until the second half of 2014 at the earliest and expect to incur additional losses for at least the next several years and cannot be certain that we will ever achieve profitability. As a result, our business is subject to all of the risks inherent in the development of a new business enterprise, such as the risks that we may be unable to obtain additional capital needed to support the preclinical and clinical expenses of development and commercialization of our products, to develop a market for our products, to successfully transition from a company with a research and development focus to a company capable of commercializing products and to attract and retain qualified management as well as technical and scientific staff.
If we are unable to raise additional capital when needed or on acceptable terms, we may be unable to complete the development and commercialization of OMS302, OMS103 or our other products, or continue our other preclinical development programs.
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to:

•	prepare for the potential commercialization of OMS302;

•	continue the Phase 3 clinical program of OMS103 for use in arthroscopic partial meniscectomy surgery;

•	continue the clinical development of OMS824 and OMS721;

•	continue our development efforts in our GPCR program to advance this program for potential partnering or for internal development of products targeting GPCRs;

•
scale-up and produce clinical and commercial supplies of products, and conduct clinical studies for our products, including for OMS302, OMS103, OMS824, OMS721, and products being developed in our PDE7 and Plasmin programs;

•	continue research and development in all of our programs;

•	make principal and interest payments when due under our debt facility with Oxford;

•	initiate and conduct clinical trials for other products;

•	make milestone payments to our collaborators; and

•	launch and commercialize any products for which we receive regulatory approval.
If we do not raise additional capital, we may be unable to commercialize OMS302, if it is approved, or complete all of the clinical trials in our Phase 3 clinical program for OMS103, which would prevent us from generating sales revenue for one or both of those products. Also, our clinical trials may be delayed or we may need to conduct additional trials for many of the reasons discussed in these “Risk Factors,” which would increase our development expenses and may require us to raise additional capital to complete their clinical development and commercialization and to decrease spending on our other development programs.
Furthermore, we may need to raise additional capital to continue the clinical development of OMS824 and OMS721 and to advance one or more of our preclinical programs into clinical development. If we are unable to raise sufficient capital to commercialize OMS302 or complete the clinical development of OMS103 or advance the development of one or more of our other programs, our business and prospects could be harmed and our stock price could decline significantly.
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
We do not intend to manufacture our products for our clinical trials or on a commercial scale and intend to rely on third parties to do so. With the exception of our agreement with Hospira Worldwide, Inc. for the commercial supply of liquid OMS103, we have not yet entered into any agreement for the commercial supply of any of our products, including OMS302, and can provide no assurance that we will be able to do so on commercially reasonable terms, if at all. Any significant delays in the manufacture of clinical or commercial supplies of our products could materially harm our business and prospects.
If the contract manufacturers that we rely on experience difficulties with manufacturing our products or fail FDA or other regulatory inspections, our clinical trials, regulatory submissions and ability to commercialize our products and generate revenue may be significantly delayed.
Contract manufacturers that we select to manufacture our products for clinical testing or for commercial supply may encounter difficulties with the small- and large-scale formulation and manufacturing processes required for such manufacture. These difficulties could result in delays in clinical trials, regulatory submissions, or commercialization of our products. Once a product is approved and being marketed, these difficulties could also result in the later recall or withdrawal of the product from the market or failure to have adequate supplies to meet market demand. Even if we are able to establish additional or replacement manufacturers, identifying these sources and entering into definitive supply agreements and obtaining regulatory approvals may require a substantial amount of time and cost and such supply arrangements may not be available on commercially reasonable terms, if at all.
In addition, we and our contract manufacturers must comply with current good manufacturing practice requirements strictly enforced by the FDA and other regulatory authorities through facilities inspection programs. These requirements include quality control, quality assurance and the maintenance of records and documentation. We or our contract manufacturers may be unable to comply with current good manufacturing practice requirements or with other FDA, state, local and foreign regulatory requirements. Although we have obligations to review their compliance, we have little control over our contract manufacturers’ compliance with these regulations and standards, or with their quality control and quality assurance procedures. Large-scale manufacturing processes that have been developed for our products will require validation studies, which the FDA or other regulatory authorities must review and approve. Failure to comply with these requirements by our contract manufacturers could result in the initiation of enforcement actions by the FDA and other regulatory authorities, as well as sanctions being imposed on us, including fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall or withdrawal of product approval. If the safety of any product supplied by contract manufacturers is compromised due to their failure to adhere to applicable laws or for other reasons, we may not be able to obtain or maintain regulatory approval for or successfully commercialize one or more of our products, which would harm our business and prospects significantly.
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
We borrowed $20.0 million pursuant to the terms the Loan Agreement with Oxford, and our outstanding principal balance was $20.0 million as of September 30, 2013. As collateral for this loan, we pledged substantially all of our assets other than intellectual property. The Loan Agreement restricts our ability to incur additional indebtedness, pay dividends and engage in significant business transactions such as a change of control of Omeros, so long as we owe any amounts to Oxford under the Loan Agreement. Any of these restrictions could significantly limit our operating and financial flexibility and ability to respond to changes in our business or competitive activities. In addition, if we default under the Loan Agreement, Oxford may have the right to accelerate all of our repayment obligations under the Loan Agreement and to take control of our pledged assets, which include our cash, cash equivalents and short-term investments, potentially requiring us to renegotiate the Loan Agreement on terms less favorable to us. Further, if we are liquidated, Oxford’s right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. An event of default under the Loan Agreement includes the occurrence of any material adverse effect upon our business operations, properties, assets, results of operations or financial condition, taken as a whole with respect to our viability, that would reasonably be expected to result in our inability to repay the loan. If Oxford declares a default upon the occurrence of any event that it interprets as having a material adverse effect upon us as defined under the Loan Agreement, we will be required to repay the loan immediately or to attempt to reverse Oxford’s declaration through negotiation or litigation. Any declaration by Oxford of an event of default could significantly harm our business and prospects and could cause our stock price to decline. If we raise any additional debt financing, the terms of such debt could further restrict our operating and financial flexibility.
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
Our success depends to a significant degree on the continued individual and collective contributions of our management team. The members of our management team are at-will employees, and we do not maintain any key-person life insurance policies other than on the life of Gregory A. Demopulos, M.D., our president, chief executive officer and chairman of the board of directors. Losing the services of any key member of our management team, whether from death or disability, retirement, competing offers or other causes, could delay the execution of our business strategy, cause us to lose a strategic partner, or otherwise materially affect our operations.

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
In our subsequent Settlement Agreement with Mr. Klein, he released all of his rights under the Qui Tam Claims. However, because the Qui Tam Claims were made on behalf of the U.S. government, Mr. Klein did not have the authority to settle them on behalf of the U.S. government and such claims accordingly were dismissed without prejudice to the U.S. government, which previously had declined to intervene in the lawsuit and was thus not a party. In connection with an administrative review by the NIH of the two grants that were the subject of the Qui Tam Claims, we repaid $1.064 million to the NIH in October 2013. The administrative review will be complete following a review of Omeros' financial systems related to the allocation of expenditures to cost categories for use by Omeros in any future grants. The outcome of the NIH review could result in restrictions on the way in which we administer current and any future NIH grants.
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
During the 12-month period ended September 30, 2013, our stock traded as high as $11.85 per share and as low as $3.65 per share. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors could include:

•	FDA or EMA actions related to our NDA and MAA submissions for OMS302;

•	results from our clinical development programs, including the data from our ongoing clinical development programs evaluating OMS302, OMS103, OMS824 and OMS721;

•	FDA or foreign regulatory actions related to any of our other products;

•	announcements regarding the progress of our preclinical programs and our GPCR program;

•	failure of any of our products, if approved, to achieve commercial success;

•	quarterly variations in our results of operations or those of our competitors;

•	our ability to develop and market new and enhanced products on a timely basis;

•	announcements by us or our competitors of acquisitions, regulatory approvals, clinical milestones, new products, significant contracts, commercial relationships or capital commitments;

•	third-party coverage and reimbursement policies;

•	additions or departures of key personnel;

•	commencement of, or our involvement in, litigation;

•	our ability to meet our repayment and other obligations under our loan facility with Oxford, pursuant to which our outstanding principal balance was $20.0 million as of September 30, 2013;

•	the inability of our contract manufacturers to provide us with adequate commercial supplies of our products;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	changes in earnings estimates or recommendations by securities analysts;

•	any major change in our board or management;

•	general economic conditions and slow or negative growth of our markets; and

•	political instability, natural disasters, war and/or events of terrorism.

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
We expect that we will seek additional capital in the future; however, such capital may not be available to us on reasonable terms, if at all, when or as we require additional funding and our shareholders would experience further dilution.
Although we expect to seek additional capital, we cannot be certain that it will be available to us on acceptable terms, if at all. Continued disruptions in the global equity and credit markets may further limit our ability to access capital. To the extent that we raise additional funds by issuing equity securities, including pursuant to our Sales Agreement with MLV, our shareholders would experience dilution, which may be significant. Any debt financing, if available, may restrict our operations similar to our debt facility with Oxford. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our products or one or more of our other research and development initiatives. We also could be required to seek collaborators for one or more of our current or future products at an earlier stage than otherwise would be desirable or on terms that are less favorable than otherwise might be available or to relinquish or license on unfavorable terms our rights to technologies or products that we otherwise would seek to develop or commercialize ourselves. We also may have insufficient funds or otherwise be unable to advance our preclinical programs, such as potential new drug targets developed from our GPCR program, to a point where they can generate revenue through partnerships, collaborations or other arrangements. Any of these events could significantly harm our business and prospects and could cause our stock price to decline.
If we sell additional shares of our common stock under the Sales Agreement with MLV, our existing shareholders will experience immediate dilution and, as a result, our stock price may go down.
We and MLV have entered into the Sales Agreement under which we may sell shares of our common stock by any method deemed to be an “at-the-market” offering under SEC rules. In October 2013, we sold 373,700 shares of our common stock and received $4.9 million in net proceeds utilizing the equity facility, and subsequent to these sales we were authorized to sell up to $44.4 million of additional common stock. If we sell additional shares under the Sales Agreement, such sales will dilute our existing shareholders and could cause the market price of our common stock to decline significantly. Although MLV is precluded from shorting our stock during the term of the Sales Agreement, the ability to sell shares under the Sales Agreement and any sales of our common stock under the Sales Agreement, should we elect to use it further, could encourage short sales by third parties, which could cause or contribute to the decline in our stock price.
Future sales of shares by holders of outstanding warrants and options could cause our stock price to decline.
Approximately 8.0 million shares of common stock that are either subject to outstanding warrants or subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Seventh Amendment to Loan and Security Agreement dated May 7, 2013 between Omeros Corporation, Oxford Finance LLC, Oxford Finance Funding Trust 2012-01 and Oxford Finance Funding I, LLC
10.2	Form of Stock Option Award Agreement under the 2008 Equity Incentive Plan
12.1	Ratio of Earnings to Fixed Charges
31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

OMEROS CORPORATION

Dated: November 7, 2013	/s/ Gregory A. Demopulos
Gregory A. Demopulos, M.D.
President, Chief Executive Officer and Chairman of the Board of Directors

Dated: November 7, 2013	/s/ Michael A. Jacobsen
Michael A. Jacobsen
Vice President, Finance, Chief Accounting Officer and Treasurer