Form 10-Q
period 2014-06-30
OMEROS CORP
filed 2014-08-11
CIK 1285819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
 ________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 5, 2014, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 33,995,840.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the “safe harbor” created by those sections for such statements. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical fact are “forward-looking statements.” Terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” and similar expressions and variations thereof are intended to identify forward-looking statements, but these terms are not the exclusive means of identifying such statements. Examples of these statements include, but are not limited to, statements regarding:

•
our ability to receive regulatory approval for our Marketing Authorisation Application, or MAA, for OMS302, or Omidria™, in the European Union, or EU, in 2014, and our expectation of a decision on the MAA in late 2014;

•	our anticipation that we will begin U.S. commercial sales of Omidria in the fourth quarter of 2014;

•
our anticipation that we will initiate marketing and sales of Omidria, assuming approval of our MAA for Omidria by the European Medicines Agency, or EMA, and partnering in Europe, in the EU in the first half of 2015;

•	our plans for sales, marketing and distribution of Omidria in the U.S. and for partnering, sales, marketing and distribution in the EU and other international territories;

•	our expectation that we will enroll the first patient in our Omidria pediatric study in the latter part of the third quarter of 2014;

•	our ability to successfully complete our Phase 2 clinical trials for OMS824 and OMS721;

•	our ability to initiate post-marketing studies for Omidria and additional clinical trials for OMS103, should they be necessary;

•	whether there may be an opportunity to have OMS103 produced and commercialized by a registered outsourcing facility;

•	our expectations regarding the clinical, therapeutic and competitive benefits of Omidria and our product candidates;

•
our estimate regarding how long our existing cash, cash equivalents and short-term investments will be sufficient to fund our anticipated operating expenses, capital expenditures and interest and principal payments on our outstanding notes;

•
our ability to raise additional capital through the capital markets or through one or more corporate partnerships, equity offerings, debt financings, collaborations, licensing arrangements or asset sales;

•	our anticipation that we will rely on contract manufacturers to develop and manufacture Omidria and our product candidates for commercial sale;

•	our ability to enter into acceptable arrangements with potential corporate partners;

•	whether pediatric studies may afford Omidria an additional six months of exclusivity;

•	whether GPR17 may play a role in re-myelination of neurons and whether GPR17 could be an important drug target in the treatment of demyelinating disorders;

•	our expectations about the commercial competition that Omidria and our product candidates may face;

•	our expected financial position, performance, growth, expenses, magnitude of net losses and availability of resources;

•
the extent of protection that our patents provide and that our pending patent applications will provide, if patents issue from such applications, for our technologies, programs, products and product candidates;

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

OMEROS CORPORATION
FORM 10-Q FOR THE QUARTER ENDED June 30, 2014

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
OMEROS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,533	$1,384
Short-term investments	35,927	12,717
Grant and other receivables	252	379
Prepaid expenses	1,110	251
Other current assets	146	86
Total current assets	38,968	14,817
Property and equipment, net	907	939
Restricted cash	679	679
Other assets	439	100
Total assets	$40,993	$16,535
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$5,085	$2,329
Accrued expenses	5,476	3,944
Current portion of notes payable, net of discount	1,609	5,600
Total current liabilities	12,170	11,873
Notes payable, net of current portion and discount	30,761	14,898
Deferred rent	8,673	8,148
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, par value $0.01 per share:
Authorized shares—20,000,000 at June 30, 2014 (unaudited) and December 31, 2013;
Issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share:
Authorized shares—150,000,000 at June 30, 2014 (unaudited) and December 31, 2013;
Issued and outstanding shares—33,994,432 and 30,359,508 at June 30, 2014 (unaudited) and December 31, 2013, respectively	340	304
Additional paid-in capital	278,055	235,685
Accumulated deficit	(289,006)	(254,373)
Total shareholders’ equity (deficit)	(10,611)	(18,384)
Total liabilities and shareholders’ equity	$40,993	$16,535
See notes to consolidated financial statements

OMEROS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$45	$140	$145	$1,235
Operating expenses:
Research and development	12,407	9,564	24,424	16,691
Selling, general and administrative	4,855	3,736	8,622	7,724
Total operating expenses	17,262	13,300	33,046	24,415
Loss from operations	(17,217)	(13,160)	(32,901)	(23,180)
Investment income	5	2	7	8
Interest expense	(939)	(589)	(1,611)	(1,176)
Other income (expense), net	160	155	(128)	267
Net loss	$(17,991)	$(13,592)	$(34,633)	$(24,081)
Comprehensive loss	$(17,991)	$(13,592)	$(34,633)	$(24,081)
Basic and diluted net loss per share	$(0.53)	$(0.48)	$(1.07)	$(0.89)
Weighted-average shares used to compute basic and diluted net loss per share	33,933,356	28,199,739	32,415,198	27,053,946
See notes to consolidated financial statements

OMEROS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net loss	$(34,633)	$(24,081)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on disposal of assets	(9)	—
Depreciation and amortization	164	145
Stock-based compensation expense	3,417	2,153
Non-cash interest expense	331	242
Warrant modification expense	452	41
Changes in operating assets and liabilities:
Grant and other receivables	127	1,219
Prepaid expenses and other current and noncurrent assets	(1,064)	(72)
Accounts payable and accrued expenses	4,279	1,001
Deferred revenue	—	(970)
Deferred Rent	525	1,961
Net cash used in operating activities	(26,411)	(18,361)
Investing activities:
Purchases of property and equipment, net	(2)	(89)
Purchases of investments	(58,844)	(19,617)
Proceeds from the sale and maturities of investments	35,634	22,101
Net cash provided by (used in) investing activities	(23,212)	2,395
Financing activities:
Proceeds from issuance of common stock, net of offering costs	37,754	16,120
Net proceeds from borrowings under notes payable	12,699	—
Payments on notes payable	(1,464)	—
Proceeds from issuance of common stock upon exercise of stock options	783	42
Net cash provided by financing activities	49,772	16,162
Net increase in cash and cash equivalents	149	196
Cash and cash equivalents at beginning of period	1,384	1,520
Cash and cash equivalents at end of period	$1,533	$1,716
Supplemental cash flow information
Cash paid for interest	$1,188	$778
See notes to consolidated financial statements

OMEROS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1—Organization and Significant Accounting Policies
Organization
We are a biopharmaceutical company committed to discovering, developing and commercializing small-molecule and protein therapeutics for large-market as well as orphan indications targeting inflammation, coagulopathies and disorders of the central nervous system. Derived from our proprietary PharmacoSurgery® platform, Omidria™ (phenylephrine and ketorolac injection) 1%/0.3%, our first drug product, was approved by the U.S. Food and Drug Administration (FDA) on May 30, 2014 for use during cataract surgery or intraocular lens replacement (ILR) to maintain pupil size by preventing intraoperative miosis (pupil constriction) and to reduce postoperative ocular pain. Our PharmacoSurgery platform, designed to improve clinical outcomes of patients undergoing ophthalmological, arthroscopic, urological and other surgical procedures, is based on low-dose combinations of FDA-approved therapeutic agents delivered directly to the surgical site throughout the duration of the procedure to inhibit preemptively inflammation and other problems caused by surgical trauma and to provide clinical benefits both during and after surgery. We have six clinical-stage development programs in our pipeline, which also includes a diverse group of preclinical programs as well as two additional platforms: one capable of unlocking new G protein-coupled receptor (GPCR) drug targets and the other used to generate antibodies. For Omidria and each of our product candidates and our programs, we have retained all manufacturing, marketing and distribution rights.
We have begun marketing Omidria in the U.S. and expect to begin selling Omidria in the U.S. in the fourth quarter of 2014. In September 2013, we submitted a Marketing Authorisation Application (MAA) to the European Medicines Agency (EMA) for Omidria and we expect a decision on the MAA in late 2014. Assuming approval of our MAA for Omidria by the EMA and partnering in Europe, we anticipate the initiation of marketing and sales of Omidria in the European Union (EU) in the first half of 2015. In the EU and other international territories, we plan to enter into one or more partnerships for the marketing and distribution of Omidria.
Basis of Presentation
Our consolidated financial statements include the financial position and results of operations of Omeros Corporation (Omeros) and our wholly owned subsidiaries. All inter-company transactions between and among our subsidiaries have been eliminated. The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 includes all adjustments, which include normal recurring adjustments, necessary to present fairly our interim financial information. The Consolidated Balance Sheet at December 31, 2013 has been derived from audited financial statements but does not include all of the information and footnotes required by GAAP.
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
Liquidity and Capital Resources
As of June 30, 2014, we had $37.5 million in cash, cash equivalents and short-term investments. We believe that our existing cash, cash equivalents and short-term investments, together with potential sales from Omidria and capital that we may be able to raise through one or more corporate partnerships, equity offerings, debt financings, collaborations, licensing arrangements or asset sales, will be sufficient to fund our anticipated operating expenses, capital expenditures and interest and principal payments on our outstanding notes for at least the next 12 months.

Inventory
Capitalization of costs as inventory begins when the product has received regulatory approval in the U.S. or the EU. We expense inventory costs related to product candidates as research and development expenses prior to regulatory approval in the respective territory. For Omidria, capitalization of costs as inventory began upon U.S. regulatory approval on May 30, 2014. We did not incur any Omidria inventory costs between May 31, 2014 and June 30, 2014.
Segments
We operate in one segment. Management uses cash flow as the primary measure to manage our business and does not segment our business for internal reporting or decision-making.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued an Accounting Standards Update, or ASU, related to the recognition of revenue that supersedes the prior guidance. This standard clarifies the principles for recognizing revenue utilizing a five-step process. This standard must be applied retroactively to each prior reporting period presented, or retrospectively with the cumulative effect of applying the standard recognized in the period adopted. We have not evaluated the impact on the financial statements once this standard is adopted. This standard is effective for interim and annual periods beginning after December 15, 2016.

Note 2—Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common share equivalents outstanding for the period, determined using the treasury-stock method.
The basic and diluted net loss per share amounts for the three and six months ended June 30, 2014 and 2013 were computed based on the shares of common stock outstanding during the respective periods. Potentially dilutive securities excluded from the diluted loss per share calculation are as follows:

	June 30,
	2014	2013
Outstanding options to purchase common stock	6,814,963	5,308,861
Warrants to purchase common stock	609,016	609,016
Total	7,423,979	5,917,877

Note 3—Cash, Cash Equivalents and Investments
As of June 30, 2014 and December 31, 2013, all investments are classified as short-term and available-for-sale on the accompanying Consolidated Balance Sheets. We did not own any securities with unrealized loss positions as of June 30, 2014 or December 31, 2013. Investment income consists primarily of interest income.

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
Our fair-value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	June 30, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money-market funds classified as non-current restricted cash	$679	$—	$—	$679
Money-market funds classified as short-term investments	35,927	—	—	35,927
Total	$36,606	$—	$—	$36,606

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money-market funds classified as cash equivalents	$213	$—	$—	$213
Money-market funds classified as non-current restricted cash	679	—	—	679
Money-market funds classified as short-term investments	12,717	—	—	12,717
Total	$13,609	$—	$—	$13,609
Cash held in demand deposit accounts of $1.5 million and $1.2 million is excluded from our fair-value hierarchy disclosure as of June 30, 2014 and December 31, 2013, respectively. There were no unrealized gains and losses associated with our short-term investments as of June 30, 2014 or December 31, 2013. The carrying amounts reported in the accompanying Consolidated Balance Sheets for grant and other receivables, accounts payable and other current monetary assets and liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments.

Note 5—Accrued Liabilities
Accrued liabilities consisted of the following:

	June 30, 2014	December 31, 2013
	(In thousands)
Contract research	$1,844	$858
Employee compensation	1,368	1,346
Clinical trials	751	596
Consulting & professional fees	836	649
Other accruals	677	495
Total accrued liabilities	$5,476	$3,944

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
The Oxford/MidCap Loan Agreement contains covenants that limit or restrict our ability to incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, pledge our intellectual property or repurchase stock. Additionally, the Oxford/

MidCap Loan Agreement includes events of default regarding non-payment, inaccuracy of representations and warranties, covenant breach, occurrence of a material adverse effect (MAE, as defined below), cross default to material indebtedness, bankruptcy or insolvency, material judgment defaults and a change of control. The occurrence of an event of default could result in the acceleration of the Oxford/MidCap Loan Agreement and, under certain circumstances, could increase our interest rate 5.0% per annum during the period of default.
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
As of June 30, 2014, the remaining unamortized discount and debt issuance costs associated with the debt were $2.0 million and $312,000, respectively.

Note 7—Revenue
Revenue recognized from grants and other sources is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Small Business Innovative Research Grants	$45	$140	$145	$265
Vulcan Inc.	$—	$—	$—	$970
Total revenue	$45	$140	$145	$1,235
We have periodically received Small Business Innovative Research (SBIR) grants from the National Institutes of Health (NIH), which are used to support the research and development of our product candidates. We recorded revenue related to these grants of $45,000 and $140,000 for the three months ended June 30, 2014 and 2013, respectively, and $145,000 and $1.2 million for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, $1.1 million of potential revenue remained available under these grants, if qualifying research is performed.
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

Note 8—Commitments and Contingencies
Real Estate Obligations
We lease our office and laboratory space in The Omeros Building under a lease agreement with BMR-201 Elliott Avenue LLC (BMR). The initial term of the lease ends in November 2027 and we have two options to extend the lease term, each by five years. As of June 30, 2014, the remaining aggregate non-cancelable rent payable under the initial term of the lease is approximately $60.2 million. The deferred rent balance relates to rent deferrals since the inception of our lease. Deferred rent is being amortized to research and development and selling, general and administrative expense on a straight-line basis through the term of the lease.

Contracts
In June 2014, we entered into an agreement with Ventiv Commercial Services, LLC (inVentiv) for field sales representatives and related sales operation services for the commercial launch of Omidria in the U.S. As of June 30, 2014, we have paid the implementation fee of $308,000 of which $205,000 was recorded as selling, general and administrative expense. The remaining $103,000 is recorded as a prepaid expense in the Consolidated Balance Sheet at June 30, 2014. As of June 30, 2014, we did not have any non-cancellable amounts due under the agreement other than the implementation fee. Beginning at the time of deployment of the sales force in August 2014, we will begin incurring a non-cancellable monthly fee of approximately $300,000 for the first 12 months of services. We can terminate the agreement subsequent to the 18-month anniversary of the deployment date.
We have an agreement with Patheon Manufacturing Services LLC (Patheon) for the commercial supply of Omidria through December 31, 2015. Pursuant to the terms of the contract, we are required to provide a monthly, non-binding production forecast covering the term of the contract to Patheon. Upon submission of the monthly forecast, a portion of the forecast becomes a firm purchase commitment. In the event we do not purchase the quantities included in the firm purchase commitment, we would owe a cancellation fee.
Development Milestones and Product Royalties
We have retained worldwide commercial rights to Omidria and all of our product candidates in our clinical and preclinical programs. We potentially owe certain development milestones and sales based royalties on commercial sales of certain product candidates within our pipeline. These are low-single-digit royalties based on net sales or net income as more fully described in our 2013 Annual Report on Form 10-K filed with the SEC on March 13, 2014.
During the first quarter of 2014, we incurred a milestone payment of $200,000 to Helion Biotech ApS (Helion) related to the filing of an Investigational New Drug Application (IND) with the FDA for our mannan-binding lectin-associated serine protease-2 (MASP-2) program.
Other
In the first quarter of 2013, we recorded a $900,000 expense as selling, general and administrative expense in connection with previously awarded NIH grants.

Note 9—Shareholders’ Equity
Common Stock
Public Offering - In March 2014, we sold 3.5 million shares of our common stock at a public offering price of $11.50 per share. After deducting offering expenses and underwriter discounts of $2.5 million, we received net proceeds from the transaction of $37.8 million.
Warrants
The following table summarizes our total outstanding warrants as of June 30, 2014, which have a weighted average exercise price of $23.85:

Outstanding At June 30, 2014	Expiration Date	Exercise Price
197,478	September 29, 2014	$12.25
133,333	October 21, 2015	20.00
133,333	October 21, 2015	30.00
133,333	October 21, 2015	40.00
11,539	April 26, 2015	9.13
609,016
On March 28, 2014, we extended the expiration dates of warrants to purchase 197,478 shares of our common stock at an exercise price of $12.25 per share to September 29, 2014. In March 2013, we had extended the expiration dates of the same warrants by one year. We evaluated the fair value of the warrants before and after the modifications and recorded the $452,000 and $41,000 change in fair value as other expense in the accompanying Consolidated Statement of Operations and Comprehensive Loss for the six months ended June 30, 2014 and 2013, respectively.
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
On January 1, 2014, in accordance with provisions of the 2008 Plan, the authorized shares available for grant under the 2008 Plan were increased by 1,517,975 shares. As of June 30, 2014, a total of 8,765,684 shares were reserved for issuance under our stock plans, of which 1,950,721 were available for future grants under the 2008 Plan.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were applied to stock option grants during the periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Estimated weighted-average fair value	$8.20	$3.57	$8.20	$3.57
Weighted-average assumptions
Expected volatility	80%	82%	80%	82%
Expected term, in years	5.9	5.5	5.9	5.5
Risk-free interest rate	1.88%	1.02%	1.88%	1.02%
Expected dividend yield	—%	—%	—%	—%
Stock-based compensation expense has been reported in our Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Research and development	$901	$566	$1,911	$1,147
Selling, general and administrative	729	494	1,506	1,006
Total	$1,630	$1,060	$3,417	$2,153
Stock option activity for all stock plans and related information is as follows:

	Options Outstanding	Weighted- Average Exercise Price per Share	Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Balance at December 31, 2013	6,969,303	$6.38
Granted	166,750	11.73
Exercised	(134,924)	5.80
Forfeited	(186,166)	9.90
Balance at June 30, 2014	6,814,963	$6.42	6.71	$74,811
Vested and expected to vest at June 30, 2014	6,582,978	$6.32	6.63	$72,938
Exercisable at June 30, 2014	4,496,727	$4.94	5.62	$56,014
At June 30, 2014, there were 2,318,236 unvested options outstanding that will vest over a weighted-average period of 2.2 years. Excluding non-employee stock options, the total estimated compensation expense to be recognized in connection with these options is $12.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
Overview
We are a biopharmaceutical company committed to discovering, developing and commercializing small-molecule and protein therapeutics for large-market as well as orphan indications targeting inflammation, coagulopathies and disorders of the central nervous system. Derived from our proprietary PharmacoSurgery® platform, Omidria™ (phenylephrine and ketorolac injection) 1%/0.3%, our first drug product, was approved by the U.S. Food and Drug Administration, or FDA, on May 30, 2014 for use during cataract surgery or intraocular lens replacement, or ILR, to maintain pupil size by preventing intraoperative miosis (pupil constriction) and to reduce postoperative ocular pain. Our PharmacoSurgery platform, designed to improve clinical outcomes of patients undergoing ophthalmological, arthroscopic, urological and other surgical procedures, is based on low-dose combinations of FDA-approved therapeutic agents delivered directly to the surgical site throughout the duration of the procedure to inhibit preemptively inflammation and other problems caused by surgical trauma and to provide clinical benefits both during and after surgery. We have six clinical-stage development programs in our pipeline, which also includes a diverse group of preclinical programs as well as two additional platforms: one capable of unlocking new G protein-coupled receptor, or GPCR, drug targets and the other used to generate antibodies. For Omidria and each of our product candidates and our programs, we have retained all manufacturing, marketing and distribution rights.
Products, Product Candidates and Development Programs
In May 2014, the FDA approved Omidria for use during cataract surgery or ILR. We have begun marketing Omidria in the U.S. and expect to begin selling Omidria in the U.S. in the fourth quarter of 2014. We have developed our own internal sales and marketing management team and have entered into an agreement for a contract sales organization to call on surgeons, hospitals and ambulatory surgery centers in the U.S. We submitted a Marketing Authorisation Application, or MAA, to the European Medicines Agency, or EMA, in September 2013 seeking authorization to permit us to market and sell Omidria in the European Union, or EU, for use in patients undergoing ILR. In October 2013, the MAA for Omidria was validated by the EMA and we expect a decision on the MAA in late 2014. In the EU and other international territories, we plan to enter into one or more partnerships for the marketing and distribution of Omidria. Assuming approval of our MAA for Omidria by the EMA and partnering in Europe, we anticipate the initiation of EU marketing and sales of Omidria in the first half of 2015. We have discussed with the FDA and EMA the design for pediatric studies for Omidria. In 2014 we initiated a pediatric study for Omidria in the U.S. and we expect to enroll the first patient in this study in the latter part of the third quarter of 2014. If this study is successfully completed according to the FDA’s written request, Omidria would be eligible for an additional six months of marketing exclusivity in the U.S.
In our pipeline we have a series of development programs targeting pain, inflammation, coagulopathies and disorders of the central nervous system, including the following six clinical-stage programs: (1) our lead phosphodiesterase 10, or PDE10, inhibitor OMS824 for the treatment of schizophrenia, which is in a Phase 2 clinical program, (2) our lead PDE10 inhibitor OMS824 for the treatment of Huntington’s disease, which is in a Phase 2 clinical program, (3) our lead MASP-2 antibody OMS721, which is in a Phase 2 clinical program in patients with thrombotic microangiopathies, or TMAs, (4) our PharmacoSurgery product candidate OMS103 for reducing inflammatory pain following arthroscopic partial meniscectomy, which has completed one Phase 3 trial in patients undergoing this procedure, (5) our PPARγ program, in which three Phase 2 clinical trials are being conducted by our collaborators to evaluate a PPARγ agonist, alone or in combination with other agents, for their effects on smoking, as well as in the abuse liability of oxycodone or heroin and (6) our PharmacoSurgery product candidate OMS201 for use during urological procedures, including uroendoscopic procedures, which completed a Phase 1/Phase 2 clinical trial in 2010 and is not currently in active clinical trials. Of these six clinical programs, we currently are focused on OMS824, OMS721, and OMS103.
OMS824 is in two Phase 2 clinical programs: we have completed a Phase 2a clinical trial in schizophrenia and are currently enrolling in a Phase 2 clinical trial for Huntington’s disease. In addition, we are conducting an ongoing Phase 1 clinical program evaluating the safety, tolerability and pharmacokinetics of OMS824 as well as a clinical trial to evaluate target occupancy of OMS824 using PET scans by measuring the extent to which OMS824 binds to PDE10 in the brain. OMS824 has received Orphan Drug designation for the treatment of Huntington’s disease and Fast Track designation for the treatment of cognitive impairment in patients with Huntington’s disease. We also are seeking Fast Track designation for OMS824 for schizophrenia.

Our IND application to evaluate OMS721 in patients with complement-mediated TMAs was cleared by the FDA in April 2014. A Phase 2 clinical program is currently underway. OMS721 has received Orphan Drug designation for the prevention (inhibition) of complement-mediated TMAs.
OMS103, a PharmacoSurgery product candidate, is being developed for use during arthroscopic procedures, including partial meniscectomy surgery. We are redesigning our Phase 3 clinical program in arthroscopic partial meniscectomy surgery to include reduction of early postoperative pain as the primary endpoint. In addition, we are evaluating alternative approaches for making OMS103 commercially available, such as through a registered outsourcing facility without the need to conduct any additional clinical trials.
Our preclinical programs include: (1) our PDE7 program in which we are developing proprietary compounds to treat addiction and compulsive disorders as well as movement disorders, (2) our Plasmin program in which we are advancing novel antifibrinolytic agents for the control of blood loss during surgery or resulting from trauma as well as for other hyperfibrinolytic states (e.g., liver disease), (3) our proprietary ex vivo antibody platform and (4) our orphan GPCR platform in which we are working to complete high-throughput surrogate de-orphanization of orphan GPCRs, identifying small-molecule compounds that bind and functionally interact with the receptors and to develop product candidates that act at these new potential drug targets. To date, we have identified and confirmed sets of small-molecule compounds that interact selectively with, and modulate signaling of, 54 Class A orphan GPCRs, as well as two Class B GPCRs (glucagon-like peptide-1 receptor, or GLP-1R, and parathyroid hormone 1 receptor, or PTH-1R). We have initiated medicinal chemistry efforts to optimize compounds against several orphan GPCRs including GPR17, which appears to play a critical role in re-myelination of neurons and could be an important drug target in the treatment of demyelinating disorders such as multiple sclerosis as well as traumatic brain and spinal cord injuries.
Financial Summary
The majority of our operating expenses to date have been for research and development activities. Research and development expenses consist of costs associated with research activities as well as costs associated with our product development efforts, which include clinical trial expenses and, prior to the point we receive approval in either the U.S. or the EU, third-party manufacturing services. Internal research and development costs are recognized as incurred. Third-party research and development costs are expensed at the earlier of when the contracted work has been performed or when upfront and milestone payments are made. Research and development expenses include:

•	employee and consultant-related expenses, which include salaries and benefits, and non-cash stock-compensation;

•
external research and development expenses incurred pursuant to agreements with third-party manufacturing organizations prior to product approval, clinical research organizations, or CROs, clinical trial sites, and collaborators or licensors;

•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and depreciation of leasehold improvements and equipment; and

•	third-party supplier expenses including laboratory and other supplies.
We recognized net losses of $18.0 million and $13.6 million for the three months ended June 30, 2014 and 2013, respectively and $34.6 million and $24.1 million for the six months ended June 30, 2014 and 2013, respectively. These losses have resulted principally from expenses incurred in connection with research and development activities, consisting primarily of manufacturing services, clinical trials and preclinical studies associated with our current product and product candidates. Compared to 2013, we expect our 2014 net losses to increase as we continue to add personnel for our anticipated growth and to prepare for the commercial launch of Omidria, to advance our clinical trials, and expand our research and development efforts. As of June 30, 2014, our accumulated deficit was $289.0 million, total shareholders’ deficit was $10.6 million and we had $37.5 million in cash, cash equivalents and short-term investments.

Results of Operations
In May 2014, the FDA approved Omidria for use during cataract surgery or ILR. We began marketing Omidria in the U.S. in August 2014 and expect to begin selling Omidria in the U.S. in the fourth quarter of 2014. With respect to the EU, we do not expect to begin marketing Omidria until after we have received approval of our MAA by the EMA and secured a partner with European commercial operations. Assuming approval of Omidria by the EMA and partnering in Europe, we anticipate the initiation of EU marketing and sales of Omidria in the first half of 2015. Due to the above and our lack of history of Omidria sales, we are not able to estimate Omidria revenues.

Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Small Business Innovative Research Grant	$45	$140	$145	$265
Vulcan Inc.	—	—	—	970
Total Revenue	$45	$140	$145	$1,235
Historically, our revenue has consisted of grant funding and revenue recognized in connection with funding from third parties. Other than these funding sources, we do not expect to receive revenue from our product candidates unless we receive regulatory approval and commercialize our product candidates or enter into collaborative agreements for the development and commercialization of our product and product candidates. We continue to pursue government and private grant funding as well as collaboration funding for our product candidates and research programs.
The decrease in revenue during the three months ended June 30, 2014 was due to a reduction of research activity on grant projects, resulting in lower revenue recognized from our NIH grants.
The decrease in revenue during the six months ended June 30, 2014 was primarily due to lower revenue recognized from our GPCR program funding agreement with Vulcan Inc. and its affiliate, which we collectively refer to as Vulcan. We recognized the remaining deferred revenue in connection with the Vulcan agreement as revenue in the first quarter of 2013, and as of that date no further revenue remains to be recognized under the agreement. In addition, there was a decrease in revenue recognized from our NIH grants during the six months ended June 30, 2014 due to a reduction of research activity on grant projects resulting in lower revenue recognized from our NIH grants.
Research and Development Expenses
Our research and development expenses can be divided into direct external expenses, which include clinical research and development and preclinical research and development activities; internal, overhead and other expenses; and stock-based compensation expense. The following table illustrates our expenses associated with these activities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Direct external expenses:
Clinical research and development:
OMS824	$3,141	$1,583	$6,760	$2,318
OMS721	2,582	—	4,615	—
Omidria	1,334	1,428	2,473	2,315
OMS103	11	102	28	368
Other clinical programs	8	8	15	18
Total clinical research and development	7,076	3,121	13,891	5,019
Preclinical research and development	678	2,372	991	3,612
Total direct external expenses	7,754	5,493	14,882	8,631

Internal, overhead and other expenses	3,752	3,505	7,631	6,913
Stock-based compensation expense	901	566	1,911	1,147
Total research and development expenses	$12,407	$9,564	$24,424	$16,691
The increase in total research and development expenses during the three and six months ended June 30, 2014 compared to the same periods in the prior year was due primarily to higher clinical material manufacturing and clinical trial expenses related to our Phase 1 and Phase 2 clinical programs evaluating OMS824 for the treatment of schizophrenia and Huntington’s disease, as well as higher clinical material manufacturing and clinical trial expenses related to our Phase 2 clinical trial evaluating OMS721 for the inhibition of TMAs. Additional increases in research and development expenses included higher employee costs specifically related to our OMS824 and OMS721 programs and higher expense related to non-cash stock compensation. The non-cash stock compensation expense increased for the three and six months ended June 30, 2014 compared to the same periods in 2013 due to the grant of stock options during the third quarter of 2013 related to annual performance reviews and new hire grants during the second quarter of 2014. These increased expenses for the three and six months ended June 30, 2014 compared to the same period in 2013 were partially offset by lower preclinical activity on our PDE7 program. We expect our research and development expenses to increase in the near term as we continue to advance OMS824 and OMS721 through clinical development, initiate or continue pediatric and other studies for Omidria, and initiate clinical trials for our Plasmin and PDE7 programs.
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
At this time, due to the inherently unpredictable nature of our preclinical and clinical development activities and given the early stage of many of our preclinical development programs, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates. Clinical development timelines, the probability of success and development costs can differ materially as expectations change. While we currently are focused on advancing our product development programs, our future research and development expenses will depend on the preclinical or clinical success of each product candidate as well as ongoing assessments of each program’s commercial potential. In addition, we cannot forecast with any degree of certainty which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.
The lengthy process of completing clinical trials and seeking regulatory approval for our product candidates requires the expenditure of substantial resources. Any failure or delay in completing clinical trials, or in obtaining regulatory approvals, could cause a delay in generating product revenue and cause our research and development expenses to increase and, in turn, have a material adverse effect on our operations, financial condition and liquidity. Because of the factors above, we are not able to estimate with any certainty when we would recognize any net cash inflows from our research and development projects.
Selling, General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Selling, general and administrative, excluding stock-based compensation expense	$4,126	$3,242	$7,116	$6,718
Stock-based compensation expense	729	494	1,506	1,006
Total selling, general and administrative expenses	$4,855	$3,736	$8,622	$7,724
The increase in selling, general and administrative expenses during the three and six months ended June 30, 2014 was primarily due to sales and marketing costs related to our planned commercial launch of Omidria in the U.S. This increase was primarily due to employee costs related to hiring sales managers and the marketing team and an increase in sales and marketing preparation activity for Omidria in the 2014 period.
In June 2014, we entered into an agreement with Ventiv Commercial Services, LLC, or inVentiv, for field sales representatives and related sales support systems for the U.S. commercial launch of Omidria. Beginning at the time of deployment of the sales force in August 2014, we will begin making a non-cancellable monthly fee of approximately $300,000 for the first 12 months of services. The agreement can be canceled subsequent to the 18-month anniversary of the deployment date. We expect our selling, general and administrative expenses to increase significantly in the near term due to the planned commercial launch of Omidria.

Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Interest expense	$939	$589	$1,611	$1,176
The increase in interest expense during the three and six months ended June 30, 2014 was due to a higher average balance on our note payable during the 2014 period due to our new loan agreement, or the Oxford/MidCap Loan Agreement, with Oxford Finance LLC, or Oxford, and MidCap Financial SBIC, LP, or MidCap, which we entered into in March 2014 and under which we increased the aggregate amount of our outstanding indebtedness by approximately $12.7 million.
Other Income (Expense), Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Other income (expense), net	$160	$155	$(128)	$267
Other income (expense) principally includes rental income and costs associated with warrant modifications. Other income (expense) for the three months ended June 30, 2014 was primarily related to rental income and was consistent with the same period in the prior year. The change in other income (expense) during the six months ended June 30, 2014 is due to a warrant modification expense of $452,000 in the first quarter of 2014, relating to our extension of the exercise period of warrants to purchase up to 197,478 shares of our common stock by six months.

Financial Condition - Liquidity and Capital Resources
As of June 30, 2014, we had $37.5 million in cash, cash equivalents and short-term investments that are held principally in interest-bearing instruments, including money-market accounts. Cash in excess of our immediate requirements is invested in accordance with established guidelines intended to preserve principal and maintain liquidity.
In March 2014, we sold 3.5 million shares of our common stock in a public offering at a public offering price of $11.50 per share. After deducting offering expenses and underwriter discounts, we received net proceeds from the transaction of $37.8 million. Also in March 2014, we terminated our existing loan agreement with Oxford and entered into the Oxford/MidCap Loan Agreement, whereby we received $12.7 million in additional funds and deferred the repayment of principal under the new loan agreement until April 1, 2015.
The audit report covering our 2013 consolidated financial statements contained a “going concern” explanatory paragraph based on our losses and financial condition as of December 31, 2013. Subsequent to the March 13, 2014 issuance of the audit report, as stated above, we received $37.8 million from the sale of our common stock in the public offering and $12.7 million in incremental borrowings under the Oxford/MidCap Loan Agreement, both in March 2014. We believe that our existing cash, cash equivalents and short-term investments, together with potential product sales of Omidria, and funds that we may be able to raise through one or more corporate partnerships, equity offerings, debt financings, collaborations, licensing arrangements or asset sales, will be sufficient to fund our anticipated operating expenses, capital expenditures and note payments for at least the next 12 months. If we are unable to raise capital as and when needed, such failure could have a negative impact on our financial condition.

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Selected cash flow data
Cash provided by (used in):
Operating activities	$(26,411)	$(18,361)
Investing activities	(23,212)	2,395
Financing activities	49,772	16,162
Operating Activities. Expenditures related to operating activities were primarily for research and development and selling, general and administrative expenses in support of our operations. Net cash used in operating activities increased for the six months ended June 30, 2014, as compared to the same period in 2013 by $8.1 million, primarily due to higher operating expenses leading to an increase in our net loss, which was offset by an adjustment for the non-cash increase in stock based compensation of $1.3 million. These higher operating expenses were primarily due to sales and marketing costs related to our planned commercial launch for Omidria in the U.S., to higher clinical material manufacturing and clinical trial expenses related to our OMS824 and OMS721 clinical programs, and to higher employee costs. Other activities impacting the overall increase in net cash used in operating activities between the comparative periods was a $992,000 increase in prepaid expenses and other current and noncurrent assets, offset by cash provided by a $3.3 million increase in accounts payable and accrued expenses.
Investing Activities. Investing activities, other than the purchases of property and equipment, consist primarily of purchases and sales of short-term investments. Cash flows from investing activities primarily reflect cash used to purchase short-term investments and receipts from the sale of short-term investments, thus causing a shift between our cash and cash equivalents and short-term investment balances. Because we manage our cash usage with respect to our total cash, cash equivalents and short-term investments, we do not consider these fluctuations in cash flows to be important to the understanding of our liquidity and capital resources.
Net cash used in investing activities in the six months ended June 30, 2014 was primarily due to the purchase of short-term investments with the proceeds we received from the sale of common stock in our public offering and borrowings under the Oxford/MidCap Loan Agreement, both of which occurred in March 2014, and is partially offset by the sale of short-term investments to provide cash for operating activities.
Financing Activities. Net cash provided by financing activities in the six months ended June 30, 2014 was due primarily to the $37.8 million of net proceeds that we received from the sale of 3.5 million shares of common stock in our public offering and the net additional borrowings of $12.7 million under the Oxford/MidCap Loan Agreement, both of which occurred in March 2014. During the 2013 period, cash provided by financing activities was primarily due to the $16.1 million we received in our registered direct offering in May 2013 in which we sold 3.9 million shares of common stock. During the period, from January 2014 to March 2014, we also paid $1.5 million of principal on the then outstanding Oxford notes. For the six months ended June 30, 2013, no cash was used for principal payments on the Oxford notes as we amended the notes in December 2012 to provide for interest-only payments through December 31, 2013.

Funding Requirements
Because of the numerous risks and uncertainties associated with the development and commercialization of Omidria and our product candidates, and to the extent that we may or may not enter into collaborations with third parties to participate in the development and commercialization of Omidria or one or more of our product candidates, we are unable to estimate the amounts of increased capital requirements and operating expenditures required in the future. Our future operating and capital requirements will depend on many factors, including:

•	the commercial success of Omidria in the U.S.;

•	the commercial success of Omidria in the EU, if and when Omidria is approved for sale;

•	the progress and results of our preclinical and clinical programs;

•	the costs of commercialization activities, including product manufacturing, marketing, sales and distribution and related support activities;

•	the cost, timing and outcomes of the regulatory processes for our product candidates;

•	the extent to which we raise capital by selling our stock or entering into other forms of financing including debt agreements;

•	the terms and timing of receipts or payments related to collaborative or licensing agreements we have or may establish;

•	the hiring of new employees to support the commercialization of Omidria and the continued advancement of our programs;

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to these types of transactions; and

•	the cost of preparing, filing, prosecuting, defending and enforcing patent claims and other intellectual property rights.
We expect our continued operating losses to result in an increase in the total amount of cash used in operations until at least the time that Omidria becomes cash flow positive, which may be in several years, if at all. To meet our future capital requirements, we will need to fund our future cash needs through corporate partnerships, equity offerings, debt financings, collaborations, licensing arrangements or asset sales. Additional equity or debt financing or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. If we do not raise additional capital through equity or debt financings or collaborations and licensing arrangements, we may be required to delay, reduce the scope of or eliminate our research and development programs or reduce our planned commercialization efforts. We currently do not have any commitments for future external equity or debt funding.
Loan and Security Agreement
In March 2014, we entered into the Oxford/MidCap Loan Agreement with Oxford and MidCap, pursuant to which we borrowed $32.0 million. We used approximately $19.1 million of the loan proceeds to satisfy all of the amounts owed by us under our then-outstanding loan from Oxford and, after deducting all loan initiation costs including a $160,000 upfront loan initiation fee and lenders’ legal costs, we received $12.7 million in net proceeds. Part of the costs paid included $520,000 for the prorated portion of the $1.4 million loan maturity fee payable under our then-outstanding loan agreement with Oxford, with no further obligation for the remaining $880,000. We have used, and intend to continue to use, the loan proceeds for general corporate purposes and working capital.
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
MAE is defined as a material adverse effect upon (i) our business operations, properties, assets, results of operations or financial condition of Omeros, taken as a whole with respect to our viability, that reasonably would be expected to result in our inability to repay any portion of the loans in accordance with the terms of the Oxford/MidCap Loan Agreement, (ii) the validity, perfection, value or priority of the lenders’ security interest in the collateral, (iii) the enforceability of any material provision of the Oxford/MidCap Loan Agreement or related agreements, or (iv) the ability of the lenders to enforce their rights and remedies under the Oxford/MidCap Loan Agreement or related agreements. We considered the MAE definition and believe that the MAE clause has not been triggered as of June 30, 2014.

Contractual Obligations and Commitments
The following table presents a summary of our contractual obligations and commitments as of June 30, 2014:

	Payments Due Within
	1 Year	2-3 Years	4-5 Years	More than 5 Years	Total
	(In thousands)
Operating leases	$3,669	$8,133	$8,507	$39,896	$60,205
Capital leases (principal and interest)	52	104	70	—	226
Notes payable (principal and interest)	5,284	24,512	9,192	—	38,988
Goods & Services	804	—	—	—	804
Total	$9,809	$32,749	$17,769	$39,896	$100,223
We currently lease our office and laboratory space in The Omeros Building under a lease agreement with BMR-201 Elliott Avenue LLC. The initial term of the lease ends in November 2027 and we have two options to extend the lease term, each by five years. As of June 30, 2014, the remaining aggregate non-cancelable rent payable under the initial term of the lease is approximately $60.2 million.
In June 2014, we entered into an agreement with inVentiv for a field sales force and related sales operation services for the commercial launch of Omidria in the U.S. As of June 30, 2014, we did not have any non-cancellable amounts due under the agreement other than the implementation fee. Beginning at the time of deployment of the sales force in August 2014, we will begin incurring a non-cancellable monthly fee of approximately $300,000 for the first 12 months of services. We can terminate the agreement subsequent to the 18-month anniversary of the deployment date.
We have an agreement with Patheon Manufacturing Services LLC, or Patheon, for the commercial supply of Omidria through December 31, 2015. We are required to provide a monthly, non-binding production forecast covering the term of the contract to Patheon. Upon submission of the monthly forecast, a portion of the forecast becomes a firm purchase commitment.
We may also be required, in connection with in-licensing or asset acquisition agreements, to make certain royalty and milestone payments and we cannot, at this time, determine when or if the related milestones will be achieved or the events triggering the commencement of payment obligations will occur. See Note 8 to our consolidated financial statements in our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 13, 2014 for a description of the agreements that include these royalty and milestone payment obligations.

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
In relation to our planned commercial launch of Omidria, capitalization of costs as inventory began on lots manufactured after the regulatory approval date for Omidria, which was May 30, 2014 in the U.S. We expense inventory costs related to product candidates as research and development expenses prior to regulatory approval.
For a more detailed listing of our other critical accounting estimates, refer to our 2013 Annual Report on Form 10-K filed with the SEC on March 13, 2014.

Off-Balance Sheet Arrangements
We have not engaged in any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily confined to our investment securities and notes payable. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in high-credit-quality securities. As of June 30, 2014, we had cash, cash equivalents and short-term investments of $37.5 million. In accordance with our investment policy, we invest funds in highly liquid, investment-grade securities. These securities in our investment portfolio are not leveraged and are classified as available-for-sale. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a materially negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates and, with our current portfolio of short-term investments, we do not believe that we are exposed to potential loss due to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, as of June 30, 2014. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Risks Related to Our Products, Programs and Operations
We are focusing a significant portion of our activities and resources on Omidria, and if we are unable to commercialize Omidria successfully, our inability to generate significant revenue from the sales of Omidria would adversely impact our ability to achieve profitability.
We are a biopharmaceutical company with one product approved by the FDA for commercial sale in the U.S., Omidria™ (phenylephrine and ketorolac injection) 1%/0.3% for use during cataract surgery or intraocular lens replacement, or ILR. Omidria was approved by the FDA on May 30, 2014 and we anticipate beginning commercial sales of Omidria in the fourth quarter of 2014. Consequently, we have not yet generated any revenue from any product sales to date. We may not be able to commercialize Omidria successfully for a number of reasons, including:

•	a lack of acceptance of Omidria by physicians, patients, third-party payors and other members of the medical community;

•	our limited experience in marketing, selling and distributing Omidria or any other product;

•	our limited experience managing third-party commercial manufacturing of Omidria or any other product;

•	our reliance upon one manufacturer of Omidria and a limited number of suppliers of the product’s active pharmaceutical ingredients, excipients and packaging materials;

•
reimbursement and coverage policies of government and private payors such as Medicare, Medicaid, group purchasing organizations, insurance companies, health maintenance organizations and other plan administrators;

•	the relative price of Omidria as compared to alternative options for maintenance of pupil size and reduction of postoperative ocular pain during cataract surgery or ILR;

•	changed or increased regulatory restrictions in the U.S., EU and other foreign territories; and

•	a lack of adequate financial or other resources to commercialize Omidria successfully.
If we are not able to commercialize Omidria successfully for these or other reasons, our ability to generate revenue from product sales and achieve profitability will be adversely affected and the market price of our common stock could decline significantly.
Our operating results are unpredictable and may fluctuate. If our operating results are below the expectations of securities analysts or investors, the trading price of our stock could decline.
Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year. We believe that our quarterly and annual results of operations may be affected by a variety of factors, including:

•	the level of demand for Omidria;

•
the extent to which coverage and reimbursement for Omidria is available from government and private third-party payors such as Medicare, Medicaid, insurance companies, group purchasing organizations, health maintenance organizations and other plan administrators;

•	the timing, cost and level of investment in our sales and marketing efforts to support Omidria sales;

•	the timing, cost and level of investment in our research and development activities involving Omidria and our product candidates; and

•	the timing and cost of conducting required post-approval studies for Omidria and expenditures we will or may incur to acquire or develop additional technologies, products and product candidates.
In addition, from time to time, we may enter into collaboration agreements with other companies that may include commercial arrangements, development funding and/or significant upfront and milestone payments. Amounts earned from our collaboration agreements, if any, may be an important source of our revenues. Accordingly, our revenues may also depend on commercial arrangements, development funding and the achievement of development and clinical milestones under collaboration and license agreements. These upfront and milestone payments may vary significantly from quarter to quarter and any such variance could cause a significant fluctuation in our operating results from one quarter to the next.
For these and other reasons, it is difficult for us to forecast accurately future profits or losses. As a result, it is possible that in some quarters our sales of Omidria and/or our operating results may not meet the expectations of securities analysts or investors, which could cause the trading price of our common stock to decline, perhaps substantially.
We cannot be certain that we will successfully commercialize any of our product candidates, even if we receive regulatory approval for our product candidates.
We have invested a significant portion of time and financial resources in the development of our product candidates, in addition to the development and commercialization of Omidria. Our ability to generate revenues depends on the commercial success of our product candidates that may be approved, as well as Omidria, which in turn will depend on several factors, including our ability to:

•	generate commercial sales through our own sales force or contract sales organizations, or collaborations with pharmaceutical companies, that we may establish;

•	establish effective marketing programs and build brand identity;

•	obtain acceptance of our product candidates, if approved, by physicians, patients and third-party payors and obtain and maintain distribution of our products;

•	establish and maintain agreements with distributors on commercially reasonable terms; and

•	demonstrate commercial manufacturing capabilities, and maintain commercial manufacturing arrangements with third-party manufacturers, necessary to meet the commercial demand for a product.
If we fail to commercialize successfully product candidates in our pipeline, if approved, or if we are significantly delayed in doing so, we may be unable to generate sufficient revenues to grow our business, which would materially and adversely affect our business, financial condition and results of operations.
Omidria and our product candidates, if commercialized, may never achieve market acceptance.
The commercial success of Omidria and our product candidates, if commercialized, will depend on, among other things, their acceptance by physicians, patients, third-party payors and other members of the medical community. If Omidria or our product candidates, if commercialized, fail to gain market acceptance, we may be unable to earn sufficient revenue to continue our business. Market acceptance of, and demand for, Omidria or any product candidate that we may develop and commercialize will depend on many factors, including:

•	our ability to provide acceptable evidence of safety, efficacy and product quality;

•	the availability and relative cost and efficacy of alternative and competing treatments;

•	the effectiveness of our marketing and distribution strategy to, among others, hospitals, surgery centers, physicians and/or pharmacists;

•	the prevalence of the condition for which the product is approved or commercialized or frequency of the related surgical procedure;

•	the acceptance by physicians of each product as a safe and effective treatment;

•	the perceived advantages over alternative treatments;

•	the relative convenience and ease of administration;

•	the availability of adequate reimbursement by Medicare and other third parties;

•	the frequency and severity of adverse side effects; and

•	publicity concerning our products or competing products and treatments.
Further, the number of procedures in which Omidria or any of our PharmacoSurgery product candidates, if commercialized, would be used may be significantly less than the total number of such procedures performed. If Omidria or our product candidates, if commercialized, do not receive sufficient levels of acceptance from physicians, patients, third-party payors and other members of the medical community, it is unlikely that we will ever become profitable. If we are unable to gain or increase market penetration with Omidria or our product candidates, if commercialized, our growth prospects would be significantly harmed.
If we are unable to obtain adequate reimbursement from governments or other third-party payors for Omidria or any other approved product that we may develop, or if we are unable to obtain acceptable prices for Omidria or those approved products, they may not be purchased or used and, as a result, our prospects for revenue and profitability could suffer.
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
Obtaining reimbursement approval for any product from each government or third-party payor can be a time-consuming and costly process that will require the build-out of a sufficient staff or the engagement of third parties and could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our approved products to each payor. We can provide no assurances at this time regarding the cost-effectiveness and the amount, if any, or method of reimbursement for Omidria or any of our product candidates. Further, we can provide no assurance that the amounts, if any, reimbursed to surgical facilities for utilization of any of our surgery-related products, including Omidria, or product candidates or to surgeons for the administration and delivery of these products or product candidates will be considered adequate to justify the use of these products or product candidates.
There may be significant delays in obtaining reimbursement coverage for newly approved products, including Omidria, and we may not be able to provide data sufficient be granted reimbursement. Even when a payor determines that a product is eligible for reimbursement, coverage may be limited to the uses of a product that are either approved by the FDA or foreign regulatory agencies and/or appear in a recognized drug compendium, and other conditions may apply. Increasingly, third-party payors who reimburse healthcare costs, such as government and private payors, are requiring that companies provide them with predetermined discounts from list prices and challenging the prices charged for medical products. Moreover, eligibility for coverage does not mean that any product will be reimbursed at a rate that allows us to make a profit in all cases or at a rate that covers our costs, including research, development, manufacturing, sales and distribution. Even if we receive reimbursement approval for a product, the initial rate at which the product will be reimbursed could be reduced or eliminated at some later time. In non-U.S. jurisdictions, we must obtain separate reimbursement approvals and comply with related foreign legal and regulatory requirements. In some countries, including those in the EU, our products may be subject to government price controls. Pricing negotiations with governmental authorities can take a considerable amount of time and expenditure of resources after the receipt of marketing approval for a product. If the reimbursement that we are able to obtain for any product that we develop, including Omidria, is inadequate in light of our development and other costs or is significantly delayed, our business could be materially harmed.
If we are unable to market and sell successfully Omidria or our product candidates, if approved, we may be unable to generate product revenue.
Omeros has never sold, marketed or distributed any biopharmaceutical product. Developing a sales force for any product is expensive and time-consuming, and a delay in hiring and training a sales force, or difficulties managing a contract sales force, could impact the timing or effectiveness of any product launch. While we have entered into an agreement with inVentiv for a field sales force and related sales operation services for the U.S. commercial launch of Omidria, we do not have a sales force for any of our product candidates. Further, we have never operated or managed an internal or third-party sales force for any product. Factors that may inhibit our efforts to commercialize any approved products, including Omidria, without commercialization partners include:

•
our inability to recruit in a timely manner, and retain, adequate numbers of effective sales and marketing personnel, or to partner or contract with a third party to provide sales and marketing services, in the applicable region of the world;

•	the inability of sales personnel to sell or promote any approved product(s) to adequate numbers of hospitals, surgery centers, physicians and/or pharmacists;

•
our inability to develop and maintain, or access, adequate information systems to monitor sales by distribution channel, report pricing, maintain customer lists and track selling and marketing operations;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•	unforeseen costs and expenses associated with creating a sales and marketing organization.
If we are unsuccessful in building and managing a sales and marketing infrastructure internally or through a third-party partner for any approved product, we will have difficulty commercializing the product, which would adversely affect our business and financial condition.
In the EU, we plan to enter into partnerships for Omidria marketing and distribution with one or more third parties. Outside of the U.S. and EU, we are exploring potential regional partnerships to make Omidria available to ophthalmologists. We have not yet entered into any agreements with third parties to market Omidria outside of the U.S. Even if we obtain approvals from relevant government authorities in one or more non-U.S. territories, we would not expect to see sales of Omidria in those territories if we are unable to enter into such agreements on terms acceptable to us, if at all, which could adversely affect our business and financial condition.
We are subject to extensive government regulation, including the regulations associated with approval for marketing of Omidria and our product candidates.
Both before and after approval of any product, we, Omidria and our product candidates, and our suppliers, contract manufacturers and clinical investigators are subject to extensive regulation by governmental authorities in the U.S. and other countries, covering, among other things, testing, manufacturing, quality control, clinical trials, labeling, advertising, promotion, distribution, and import and export. Failure to comply with applicable requirements could result in, among other things, one or more of the following actions: warning letters; unanticipated expenditures; delays in approval or refusal to approve a product candidate; product recall or seizure; interruption of manufacturing or clinical trials; operating or marketing restrictions; injunctions; criminal prosecution and civil or criminal penalties including fines and other monetary penalties. We, the FDA or an independent Institutional Review Board or Ethics Committee may suspend or terminate human clinical trials at any time on various grounds, including a finding that the patients are being exposed to an unacceptable health risk or because of the way in which the investigators on which we rely carry out the trials.
Omidria is our only product approved by the FDA, and the FDA has not approved any of our product candidates for sale in the U.S. Obtaining FDA approval requires substantial time, effort, and financial resources, and may be subject to both expected and unforeseen delays, and there can be no assurance that any approval will be granted on any of our product candidates on a timely basis, if at all.
The FDA may decide that our data are insufficient for approval of our product candidates and require additional preclinical, clinical or other studies or additional work related to chemistry, manufacturing and controls. As we develop our product candidates, we periodically discuss with the FDA clinical, regulatory and manufacturing matters, and our views may, at times, differ from those of the FDA. For example, the FDA regulates Omidria and our product candidates that consist of two or more active ingredients as combination drugs under its Combination Drug Policy. The Combination Drug Policy requires that we demonstrate that each active ingredient in a drug product contributes to the product’s claimed effect. The FDA has maintained questions regarding whether available data and information provided to the FDA demonstrate the contribution of each active ingredient in OMS103. If we are unable to resolve these or any other questions by the FDA, we may be required to provide additional information, which may include the results of additional preclinical studies or clinical trials.
If we are required to conduct additional clinical trials or other testing of our product candidates beyond that which we currently contemplate for regulatory approval, if we are unable to complete successfully our clinical trials or other testing, or if the results of these and other trials or tests fail to demonstrate efficacy or raise safety concerns, we may face substantial additional expenses, be delayed in obtaining marketing approval for our product candidates or may never obtain marketing approval.
Even if regulatory approval of a product candidate is obtained, such as Omidria in the U.S., such approval may be subject to significant limitations on the indicated uses for which that product may be marketed, conditions of use, and/or significant post approval obligations, including additional post-marketing studies and clinical trials. These regulatory requirements may, among other things, limit the size of the market for the approved product. Even after approval, discovery of previously unknown problems with an approved product, manufacturer, or facility, such as previously undiscovered side effects or adverse effects, may result in restrictions on any product, manufacturer, or facility, including, among other things, a possible withdrawal of approval of the approved product. The realization of any of these risks could harm our business and operating results.
Failure to obtain regulatory approval in foreign jurisdictions would prevent us from marketing Omidria or our product candidates internationally.
We intend to have Omidria and our product candidates, if approved, marketed outside the U.S. In order to market Omidria or any of our product candidates, if approved, in the EU and many other non-U.S. jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. Although we have filed for regulatory approval of Omidria in the EU, we may be unable to file for regulatory approvals in other non-U.S. geographies and may not receive necessary approvals to commercialize Omidria or any of our product candidates in any non-U.S. market. The regulatory approval procedure varies among countries and can involve additional testing and data review. The requirements governing marketing authorization, the conduct of clinical trials, pricing and reimbursement vary from country to country. The time required to obtain regulatory approval outside the U.S. may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval discussed in these “Risk Factors” and we may not obtain foreign regulatory approvals on a timely basis, or at all. Approval by the FDA or EMA does not ensure approval by regulatory agencies in other jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory agencies in other foreign countries or by the FDA or EMA. The failure to obtain regulatory approval in one or more foreign jurisdictions for Omidria or any of our product candidates could harm our business.
We have submitted an MAA with the EMA for Omidria, which is currently under review. The EU regulatory process is subject to substantial agency discretion and risks, including those described elsewhere in these “Risk Factors.” The EMA may decide not to approve our application, or to require us to obtain additional data regarding Omidria and to resubmit our marketing application(s) in order to consider Omidria for approval, further delaying our ability to market and generate revenue from the sale of Omidria in the EU. If there are any negative decisions or delays in the regulatory process, the market price of our common stock could decline significantly.
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
We may find it difficult to prevent compounders from preparing compounded formulations of Omidria or our product candidates that may compete with Omidria or our product candidates, when commercialized.
In November 2013, President Obama signed the Drug Quality and Security Act, which provided for the oversight of compounded human drugs. The law permits a compounding pharmacy to voluntarily register with the FDA as an outsourcing facility and create compounded products, subject to certain requirements including compliance with good manufacturing practices, or GMPs, for outsourcing facilities and FDA inspection. Registered outsourcing facilities will be permitted to compound products in large quantities instead of pursuant to individual patient prescriptions. Outsourcing facilities may not engage in wholesale selling of compounded drugs, compound a drug that is essentially a copy of a commercially available drug, or compound drugs that the FDA identifies as prohibited for compounding. Outsourcing facilities will still be subject to potential liability for patent infringement by compounding patented drugs. It is not clear how many compounding pharmacies will register with the FDA as outsourcing facilities or how aggressively the FDA will implement the new law. It is also not clear to what extent traditional compounding pharmacies that do not register as outsourcing facilities will continue to produce compounded drugs without individual patient prescriptions. We may be unable to prevent a registered outsourcing facility or traditional compounding pharmacy from preparing a compounded formulation in large quantities that is similar to Omidria or OMS103 but outside the scope of the claims of our issued patents, or we may be unsuccessful in enforcing our issued patents against outsourcing facilities or traditional compounding pharmacies that prepare compounded formulations that are within the scope of our issued patents. Because these patent violations may be sporadic and dispersed, we may not easily be able to identify the violations. Such actions may hinder our ability to generate enough revenue to achieve profitability and adversely affect our margins.
We have a history of operating losses, and we may not achieve or maintain profitability.
We have not been profitable and have generated substantial operating losses since we were incorporated in June 1994. As of June 30, 2014, we had an accumulated deficit of approximately $289.0 million. We do not anticipate generating revenue from the sale of our first FDA-approved product, Omidria, until the fourth quarter of 2014 at the earliest and may incur additional losses depending upon the commercial success of Omidria, and cannot be certain that we will ever achieve profitability. We will continue to incur significant and increasing costs as we support the commercial launch of Omidria in the

U.S. and, if approved, in the EU and other foreign territories, as well as conduct additional research on our product candidates. As a result, our business is subject to all of the risks inherent in the development of a new business enterprise, such as the risks that we may be unable to obtain the additional capital needed to support the preclinical and clinical expenses of development and commercialization of our product candidates, to develop a market for Omidria and our product candidates, if approved, to successfully transition from a company with a research and development focus to a company capable of commercializing products and to attract and retain qualified management as well as technical and scientific staff.
If we are unable to raise additional capital when needed or on acceptable terms, we may be unable to complete the development and commercialization of Omidria and our product candidates, or continue our other preclinical development programs.
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to:

•	continue the commercialization of Omidria;

•	continue the clinical development of OMS824 and OMS721;

•	continue the development of OMS103 for use in arthroscopic partial meniscectomy surgery;

•	continue our development efforts in our GPCR program to advance this program for potential partnering and/or for internal development of product candidates targeting GPCRs;

•
scale-up and produce clinical and commercial supplies of Omidria and our product candidates, and conduct clinical studies for Omidria and our product candidates, including for OMS103, OMS824, OMS721, and product candidates being developed in our PDE7 and Plasmin programs;

•	continue research and development in all of our programs;

•	make principal and interest payments when due under the Oxford/MidCap Loan Agreement;

•	initiate and conduct clinical trials for other product candidates;

•	make milestone payments to our collaborators;

•	undertake development activities and make the required payments to maintain our exclusive licenses to our MASP-2 program; and

•	launch and commercialize any product candidates for which we receive regulatory approval.
If we do not raise additional capital through one or more funding avenues (e.g., corporate partnering, debt, equity financings, etc.), we may be unable to commercialize Omidria or complete all of the clinical trials in our Phase 3 clinical program for OMS103, which could prevent us from generating sales revenue for Omidria and/or OMS103, respectively. Furthermore, we may need to raise additional capital to continue the clinical development of OMS824, OMS721 and our other clinical programs and to advance one or more of our preclinical programs into clinical development. Also, our clinical trials may be delayed or we may need to conduct additional trials for many of the reasons discussed in these “Risk Factors,” which would increase our development expenses and may require us to raise additional capital to commercialize Omidria and complete the clinical development and commercialization of our product candidates and to decrease spending on our other development programs. If we are unable to raise sufficient capital to commercialize Omidria, complete the clinical development of OMS103 or advance the development of one or more of our other programs, our business and prospects could be harmed and our stock price could decline significantly.
We have no capacity to manufacture clinical or commercial supplies of Omidria or our product candidates and intend to rely solely on third parties to manufacture clinical and commercial supplies of Omidria and our product candidates.
We intend to rely on third party manufactures to produce commercial quantities of Omidria and any of our product candidates should they receive regulatory approval. Additionally, we intend to rely on third parties to produce clinical drug supplies need for clinical trials. With the exception of our agreements with Patheon for the commercial supply of Omidria and Hospira Worldwide, Inc. for the commercial supply of liquid OMS103, we have not yet entered into any agreement for the commercial supply of any of our other product candidates, and can provide no assurance that we will be able to do so on commercially reasonable terms, if at all. Our agreement with Patheon for the commercial supply of Omidria has a term extending through December 31, 2015, which term could be terminated early by either party upon the occurrence of certain specified events, including any mandate from a regulatory authority prohibiting manufacture at Patheon’s relevant facility in the absence of an agreement with Patheon to transfer the manufacture of Omidria to an alternative Patheon facility. If we elect not to, or Patheon is unable or unwilling to, manufacture Omidria at Patheon’s planned alternative facility, or if our supply agreement with Patheon is terminated, we will have to transfer the Omidria manufacturing process to another facility or manufacturer. The cost of transferring the Omidria manufacturing process to an alternate Patheon manufacturing facility or a different manufacturer, or any significant delays in the timely completion of the transfer of the Omidria manufacturing process, could materially harm our business and prospects. Any significant delays in the manufacture of clinical or commercial supplies of Omidria or our product candidates could materially harm our business and prospects.
If the contract manufacturers that we rely on experience difficulties manufacturing Omidria or our product candidates or fail FDA or other regulatory inspections, our clinical trials, regulatory submissions and ability to sell Omidria and our product candidates and generate revenue may be significantly delayed.
Contract manufacturers that we select to manufacture Omidria or our product candidates for clinical testing or for commercial supply may encounter difficulties with the small- and large-scale formulation and manufacturing processes required for such manufacture. These difficulties could result in delays in clinical trials, regulatory submissions, or impact the commercialization of Omidria and our product candidates. Once a product is approved and being marketed, these difficulties could also result in the recall or withdrawal of the product from the market or failure to have adequate supplies to meet market demand. Even if we are able to establish additional or replacement manufacturers, identifying these sources and entering into definitive supply agreements and obtaining regulatory approvals may require a substantial amount of time and cost and such supply arrangements may not be available on commercially reasonable terms, if at all.
In addition, we and our contract manufacturers must comply with current good manufacturing practices, or GMPs, that are strictly enforced by the FDA and other regulatory authorities through facilities inspection programs. These cGMPs include quality control, quality assurance and the maintenance of records and documentation. We or our contract manufacturers may be unable to comply with cGMPs or with other FDA, state, local and foreign regulatory requirements. Although we have obligations to review their compliance, we have limited control over our current, and expect to have limited control for any future, contract manufacturers’ compliance with these regulations and standards, or with their quality control and quality assurance procedures. Large-scale manufacturing processes that have been developed, or which would be developed in the future, for our product candidates, or establishing additional manufacturers for Omidria, will require validation studies, which the FDA or other regulatory authorities must review and approve. Failure to comply with these requirements by our contract manufacturers could result in the initiation of enforcement actions by the FDA and other regulatory authorities, as well as the imposition of sanctions, including fines and civil penalties, suspension of production, suspension or delay in regulatory approval, product seizure or recall or withdrawal of product approval. If the safety of Omidria or any product candidate supplied by contract manufacturers is compromised due to their failure to adhere to applicable laws or for other reasons, we may not be able to obtain or maintain regulatory approval for or successfully commercialize Omidria or one or more of our product candidates, which would harm our business and prospects significantly.
If one or more of our contract manufacturers were to encounter any of these difficulties or otherwise fail to comply with its contractual obligations, our ability to provide Omidria or product candidates to patients in our clinical trials or on a commercial scale would be jeopardized. Any delay or interruption in the supply of clinical trial materials could delay the completion of our clinical trials, increase the costs associated with maintaining our clinical trial programs and, depending on the period of delay, require us to commence new trials at significant additional expense or terminate the trials completely. If we need to change to other commercial manufacturers, the FDA and comparable foreign regulators must first approve these manufacturers’ facilities and processes, which could require new testing and compliance inspections, and the new manufacturers would have to be educated in or independently develop the processes necessary for the production of the applicable product(s).
Ingredients, excipients and other materials necessary to manufacture Omidria or our PharmacoSurgery product candidates may not be available on commercially reasonable terms, if at all, which may adversely affect the development and commercialization of Omidria or those PharmacoSurgery product candidates.
We and our third-party manufacturers must obtain from third-party suppliers the active pharmaceutical ingredients, excipients and primary and secondary packaging materials necessary for our contract manufacturers to produce Omidria and our PharmacoSurgery product candidates for our clinical trials and, to the extent approved, for commercial distribution. Suppliers may not sell these ingredients, excipients or materials at the time they are needed or on commercially reasonable terms, if at all. Although we have or intend to enter into agreements with third-party suppliers that will guarantee the availability and timely delivery of active pharmaceutical ingredients, excipients and materials for Omidria and our PharmacoSurgery product candidates, we have not yet entered into agreements for the supply of all such ingredients, excipients or materials and we may be unable to secure all such supply agreements or guarantees. Even if we were able to secure such agreements or guarantees, our suppliers may be unable or choose not to provide us the ingredients, excipients or materials in a timely manner or in the quantities required. If we or our third-party manufacturers are unable to obtain these active pharmaceutical ingredients, excipients and materials as necessary for the manufacture of commercial supplies of Omidria, our ability to generate revenue from the sale of Omidria would be materially and adversely affected. Further, if we or our third-party manufacturers are unable to obtain active pharmaceutical ingredients, excipients and materials as necessary for our clinical trials or for the manufacture of commercial supplies of our product candidates, if approved, potential regulatory approval or commercialization would be delayed, significantly impacting our ability to develop and commercialize our product candidates, which would materially and adversely affect our ability to generate revenue from the sale of our product candidates.
If our clinical trials are delayed, we may be unable to develop our product candidates on a timely basis, which will increase our development costs and delay the potential commercialization of our product candidates should they receive regulatory approval.
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
We may be unable to initiate or continue clinical trials for Omidria or our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA, the EMA or other regulatory authorities outside the U.S.
Patient enrollment for any of our clinical trials also may be affected by other factors, including:

•	the severity of the disease under investigation;

•	the design of the trial protocol;

•	the size of the patient population;

•	the availability of competing therapies and clinical trials;

•	the eligibility criteria of the study in question;

•	the perceived risks and benefits of the product or product candidate under study;

•	the efforts to facilitate timely enrollment in clinical trials;

•	the patient referral practices of physicians;

•	the ability to monitor patients adequately before and after treatment; and

•	the proximity and availability of clinical trial sites for prospective patients.
Our inability to enroll a sufficient number of patients for our clinical trials could result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays may result in increased development costs for our products or product candidates, and we may not have or be able to obtain sufficient cash to fund such increased cost when needed, which could result in further delay or termination of the trial.
We rely on third parties to conduct portions of our preclinical research and clinical trials. If these third parties do not perform as contractually required or otherwise expected, or if we fail to adequately supervise or monitor these parties, we may not be able to obtain regulatory approval for or commercialize our product candidates.
We rely on third parties, such as CROs and research institutions, to conduct a portion of our preclinical research. We also rely on third parties, such as medical institutions, clinical investigators and CROs, to assist us in conducting our clinical trials. Nonetheless, we are responsible for confirming that our preclinical research and clinical trials are conducted in accordance with applicable regulations, the relevant trial protocol and within the context of approvals by an Institutional Review Board or Ethics Committee, and we may not always be successful in ensuring such compliance. Our reliance on these third parties does not relieve us of responsibility for ensuring compliance with FDA and other regulations and standards for conducting, monitoring, recording and reporting the results of preclinical research and clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical and clinical development processes may be extended, delayed, suspended or terminated, and we may not be able to commercialize or obtain regulatory approval for our product candidates.
We may need licenses for active ingredients from third parties to develop and commercialize some of our product candidates, which could increase our development costs and delay our ability to commercialize those product candidates.
Should we decide to use active pharmaceutical ingredients in any of our product candidates that are proprietary to one or more third parties, we would need to obtain licenses to those active ingredients from those third parties. For example, we intend to use proprietary active ingredients that we have exclusively licensed from Daiichi Sankyo Co., Ltd. for our PDE7 program. If we are unable to access rights to these active ingredients prior to conducting preclinical toxicology studies intended to support clinical trials, we may need to develop alternate product candidates from these programs by either accessing or developing alternate active ingredients, resulting in increased development costs and delays in commercialization of these product candidates. If we are unable to access rights to the desired active ingredients on commercially reasonable terms or develop suitable alternate active ingredients, we may not be able to commercialize product candidates from these programs.
Our agreements with Vulcan and the Life Sciences Discovery Fund Authority, a granting agency of the State of Washington, or LSDF, include terms that may reduce the purchase price that a third party would be willing to pay for the GPCR program or for us in a change of control.
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

We have granted Vulcan a lien on all of our GPCR assets, excluding intellectual property, which provides Vulcan a right, senior to our shareholders, to receive proceeds generated from a liquidation of our GPCR assets as well as potentially limiting our operating and financial flexibility.
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
Our MASP-2 program is based in part on intellectual property rights that we licensed on a worldwide exclusive basis from the University of Leicester, the UK Medical Research Council at Oxford University and Helion. The continued maintenance of these agreements requires us to undertake development activities and, if regulatory approval for marketing is obtained, to pay royalties to each of these organizations upon commercialization of a MASP-2 product, such as OMS721. In addition, we are obligated to pay Helion up to $6.6 million upon the achievement of certain events related to a MASP-2 product, such as the initiation of clinical trials, receipt of marketing approval and reaching specified sales milestones. Our ability to continue development and commercialization of product candidates from our MASP-2 program, including OMS721, depends on our maintaining these exclusive licenses, which cannot be assured.
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
Any product candidates from our preclinical programs, including our PDE7, Plasmin and GPCR programs, must successfully complete preclinical testing, which may include demonstrating efficacy and the lack of toxicity in established animal models, before entering clinical trials. Many pharmaceutical and biological products do not successfully complete preclinical testing and, even if preclinical testing is successfully completed, may fail in clinical trials. In addition, there can be no assurance that positive results from preclinical studies will be predictive of results obtained from subsequent preclinical studies or clinical trials. For example, our studies of PDE7 inhibitors in different animal models of Parkinson’s disease, which may or may not be relevant to the mechanism of action of PDE7 inhibitors in humans, have produced varying results. Further, we cannot be certain that any of our preclinical product development programs will generate product candidates that are suitable for clinical testing. For example, we have not yet generated any products or product candidates from our GPCR program. We may discover that there are fewer druggable targets among the orphan GPCRs than we currently estimate and that, for those orphan GPCRs for which we identify functionally active compounds that we elect to develop independently, we are unable to develop related product candidates that successfully complete preclinical or clinical testing. If we are unable to develop product candidates, potential corporate partners may be unwilling to enter into partnership agreements with us. We also cannot be certain that any product candidates that do advance into clinical trials will successfully demonstrate safety and efficacy in clinical trials. Even if we achieve positive results in early clinical trials, they may not be predictive of the results in later trials.
Because we have a number of development programs and are considering a variety of product candidates, we may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
Because we have limited resources, we must focus on clinical and preclinical development programs and product candidates that we believe are the most promising. As a result, we may forego or delay the pursuit of opportunities with other product candidates or other indications that later prove to have greater commercial potential and may not be able to progress development programs, including our GPCR program, as rapidly as otherwise possible. Our resource allocation decisions may cause us to fail to capitalize on viable potential commercial products or profitable market opportunities. Further, if we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product through collaboration, license or other royalty arrangements in cases in which it would have been advantageous for us to retain sole development and commercialization rights.
It is difficult and costly to protect our intellectual property and our proprietary technologies, and we may not be able to ensure their protection.
Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection for the use, formulation and structure of our products and product candidates, the methods used to manufacture them, the related therapeutic targets and associated methods of treatment as well as on successfully defending these patents against potential third party challenges. Our ability to protect our products and product candidates from unauthorized making, using, selling, offering to sell or importing by third parties is dependent on the extent to which we have rights under valid and enforceable patents that cover these activities.
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
We cannot assure you that any of our patent applications will be found to be patentable, including over our own prior art patents, or will issue as patents, nor can we make assurances as to the scope of any claims that may issue from these pending and future patent applications or to the outcome of any proceedings by any potential third parties that could challenge the patentability, validity or enforceability of our patents and patent applications in the U.S. or foreign jurisdictions, which could limit patent protection for our products and product candidates and materially harm our business.
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

•	others may independently develop similar or alternative technologies or products or duplicate any of our technologies or products or product candidates;

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

•
we may develop additional proprietary technologies or products or product candidates that are not patentable and which are unlikely to be adequately protected through trade secrets if, for example, a competitor were to develop independently duplicative, similar or alternative technologies or products.

In addition, to the extent we are unable to obtain and maintain patent protection for one of our products or product candidates or in the event such patent protection expires, it may no longer be cost-effective to extend our portfolio by pursuing additional development of a product or product candidate for follow-on indications.
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
Further, a third party may claim that we or our contract manufacturers are using inventions covered by the third party’s patent rights and may go to court to stop us from engaging in the alleged infringing activity, including making, using or selling our products and product candidates. These lawsuits are costly and could affect our results of operations and divert the attention of managerial and technical personnel. There is a risk that a court would decide that we, or our contract manufacturers, are infringing the third party’s patents and would order us or our partners to stop the activities covered by the patents. In addition, if we or our contract manufacturers are found to have violated a third party’s patent, we or our contract manufacturers could be ordered to pay damages to the other party. We have agreed to or may agree to indemnify our contract manufacturers against certain patent infringement claims and thus may be responsible for any of their costs associated with such claims and actions. The pharmaceutical, biotechnology and other life sciences industry has produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts and the interpretation is not always uniform. If we were sued for patent infringement, we would need to demonstrate that our products and product candidates or methods of use either do not infringe the patent claims of the relevant patent or that the patent claims are invalid, and we may not be able to do this. Proving invalidity, in particular, is difficult since it requires clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents.
Although we have conducted searches of third-party patents with respect to our programs, we have not obtained written freedom to operate opinions for our programs and may not have identified all relevant third-party patents. Consequently, we cannot assure you that third-party patents containing claims covering our products, product candidates, programs, technologies or methods do not exist, have not been filed, or could not be filed or issued.
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
We may not achieve commercial success, particularly if our competitors market products that are safer, more effective, less expensive or faster to reach the market than Omidria or any future products that we may develop and commercialize. Our competitors also may market a product that proves to be unsafe or ineffective, which may affect the market for our competing product, or future product, regardless of the safety or efficacy of our product. For example, other pharmaceutical companies, many with significantly greater resources than we have, are developing PDE10 inhibitors similar to our product candidate OMS824, and these companies may be further along in development and have the resources to develop their products at a faster rate than we can. For example, in 2012, Pfizer Inc. announced that its PDE10 inhibitor product candidate failed to demonstrate efficacy in a Phase 2 clinical trial evaluating the compound in acute exacerbation of schizophrenia. This and other potential clinical trial failures of PDE10 inhibitor product candidates may negatively reflect on the ability of OMS824 to demonstrate safety and efficacy. In addition, we believe that other companies are attempting to find compounds that functionally interact with orphan GPCRs. If any of these companies are able to achieve this for a given orphan GPCR before we do, we may be unable to establish a commercially valuable intellectual property position around that orphan GPCR. The failure of Omidria or any other future product that we may market to effectively compete with products marketed by our competitors would impair our ability to generate revenue, which would have a material adverse effect on our future business, financial condition and results of operations.
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
Any product candidate for which we obtain marketing approval, such as Omidria, together with the manufacturing processes, post-approval clinical data, and advertising and promotional activities for such product, will be subject to continued regulation by the FDA and other regulatory agencies. Even if regulatory approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or the approval may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Later discovery of previously unknown problems with Omidria or any of our other approved products, or failure to comply with regulatory requirements, may result in:

•	restrictions on such products or manufacturing processes;

•	withdrawal of the products from the market;

•	voluntary or mandatory recalls;

•	fines;

•	suspension or withdrawal of regulatory approvals;

•	product seizures; or

•	injunctions or the imposition of civil or criminal penalties.
If we are slow or unable to adapt to changes in existing regulatory requirements or adoption of new regulatory requirements or policies, we may lose marketing approval for Omidria, or for our product candidates when and if any of them are approved.
Product liability claims may damage our reputation and, if insurance proves inadequate, these claims may harm our business.
We may be exposed to the risk of product liability claims that is inherent in the biopharmaceutical industry. A product liability claim may damage our reputation by raising questions about our product’s safety and efficacy and could limit our ability to sell one or more products by preventing or interfering with commercialization of our products and product candidates. In addition, product liability insurance for the biopharmaceutical industry is generally expensive to the extent it is available at all. There can be no assurance that we will be able to obtain and maintain such insurance on acceptable terms or that we will be able to secure increased coverage if the commercialization of Omidria or our product candidates progresses, or that future claims against us will be covered by our product liability insurance. Further, our product liability insurance coverage may not reimburse us or may be insufficient to reimburse us for any or all expenses or losses we may suffer. A successful claim against us with respect to uninsured liabilities or in excess of insurance coverage could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Our Common Stock
Our stock price has been and may continue to be volatile, and the value of an investment in our common stock may decline.
During the 12-month period ended June 30, 2014, our stock traded as high as $18.01 per share and as low as $4.75 per share. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors could include:

•	EMA actions related to our MAA submission for Omidria;

•	FDA or foreign regulatory actions related to Omidria or any of our product candidates;

•	results from our clinical development programs, including the data from our ongoing clinical development programs evaluating Omidria, OMS103, OMS824, OMS721 and PPARγ;

•	announcements regarding the progress of our preclinical programs, including without limitation our GPCR program;

•	failure of Omidria or any of our product candidates, if approved, to achieve commercial success;

•	quarterly variations in our results of operations or those of our competitors;

•	our ability to develop and market new and enhanced products on a timely basis;

•	announcements by us or our competitors of acquisitions, regulatory approvals, clinical milestones, new products, significant contracts, commercial relationships or capital commitments;

•	third-party coverage and reimbursement policies;

•	additions or departures of key personnel;

•	commencement of, our involvement in and resolution of litigation;

•	our ability to meet our repayment and other obligations under the Oxford/MidCap Loan Agreement;

•	the inability of our contract manufacturers to provide us with adequate commercial supplies of Omidria and our product candidates;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	changes in earnings estimates or recommendations by securities analysts;

•	any major change in our board or management;

•	general economic conditions and slow or negative growth of our markets; and

•	political instability, natural disasters, war and/or events of terrorism.
From time to time, we estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development goals or milestones. These milestones may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings. Also, from time to time, we expect that we will publicly announce the anticipated timing of some of these milestones. All of these milestones are based on a variety of assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If we do not meet these milestones as publicly announced, our stock price may decline and the commercialization of Omidria and our product candidates may be delayed.
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
Approximately 9.4 million shares of common stock that are either subject to outstanding warrants or subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
Our business requires significant funding, and we have not generated any material revenue. We currently plan to invest all available funds and future earnings, if any, in the development and growth of our business. Additionally, under the Oxford/MidCap Loan Agreement, we have agreed not to pay any dividends so long as we have any outstanding obligations under the agreement. Therefore, we currently do not anticipate paying any cash dividends on our common stock in the foreseeable future. As a result, a rise in the market price of our common stock, which is uncertain and unpredictable, will be the sole source of potential gain for shareholders in the foreseeable future, and an investment in our common stock for dividend income should not be relied upon.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1††	Master Services Agreement between Omeros Corporation and Ventiv Commercial Services, LLC, made as of May 12, 2014
10.2††	Project Agreement (Detailing and Sales Operation Services) between Omeros Corporation and Ventiv Commercial Services, LLC, made as of May 12, 2014
10.3	First Amendment to Project Agreement (Detailing and Sales Operation Services) between Omeros Corporation and Ventiv Commercial Services, LLC, dated June 13, 2014
12.1	Ratio of Earnings to Fixed Charges
31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

††	Portions of this exhibit are redacted in accordance with a request for confidential treatment.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEROS CORPORATION

Dated: August 11, 2014	/s/ Gregory A. Demopulos
Gregory A. Demopulos, M.D.
President, Chief Executive Officer and Chairman of the Board of Directors

Dated: August 11, 2014	/s/ Michael A. Jacobsen
Michael A. Jacobsen
Vice President, Finance, Chief Accounting Officer and Treasurer