Form 10-Q
period 2014-09-30
OMEROS CORP
filed 2014-11-10
CIK 1285819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
 ________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 6, 2014, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 34,075,924.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, which are subject to the “safe harbor” created by those sections for such statements. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical fact are “forward-looking statements.” Terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” and similar expressions and variations thereof are intended to identify forward-looking statements, but these terms are not the exclusive means of identifying such statements. Examples of these statements include, but are not limited to, statements regarding:

•	our anticipation that we will begin U.S. commercial sales of Omidria™ in early 2015;

•	our ability to receive regulatory approval for our Marketing Authorisation Application, or MAA, for OMS302, or Omidria, in the European Union, or EU;

•	our expectation of receiving an opinion on the MAA from the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, in the fourth quarter of 2014;

•
our ability to partner in Europe and our anticipation that we will initiate marketing and sales of Omidria in the EU in the first half of 2015, assuming approval of our MAA for Omidria and partnering in Europe;

•	our plans for sales, marketing and distribution of Omidria in the U.S. and for partnering, sales, marketing and distribution in the EU and other international territories;

•	our expectation that additional sales representatives will be hired, trained and in the field by the end of January 2015;

•	our ability to successfully complete our Phase 2 clinical trials for OMS824 and OMS721;

•
our ability to recommence active enrollment in our Phase 2 clinical trial of OMS824 in Huntington’s disease or initiate further clinical studies in either our OMS824 Huntington’s or schizophrenia programs;

•	our ability to initiate post-marketing studies for Omidria and additional clinical trials for OMS103, should they be necessary;

•	whether there may be an opportunity to have OMS103 produced and commercialized by a registered outsourcing facility;

•	our expectations regarding the clinical, therapeutic and competitive benefits of Omidria and our product candidates;

•
our anticipated future sales from Omidria and our estimate regarding how long our existing cash, cash equivalents and short-term investments will be sufficient to fund our anticipated operating expenses, capital expenditures and interest and principal payments on our outstanding notes;

•
our ability to raise additional capital through the capital markets or through one or more corporate partnerships, equity offerings, debt financings, collaborations, licensing arrangements or asset sales;

•	our anticipation that we will rely on contract manufacturers to develop and manufacture our product candidates and to manufacture Omidria for commercial sale;

•	our ability to enter into acceptable arrangements with potential corporate partners;

•	whether pediatric studies may afford Omidria an additional six months of exclusivity;

•	our expectations about the commercial competition that Omidria and our product candidates may face;

•	our expected financial position, performance, growth, expenses, magnitude of net losses and availability of resources;

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

OMEROS CORPORATION
FORM 10-Q FOR THE QUARTER ENDED September 30, 2014

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
OMEROS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$750	$1,384
Short-term investments	21,030	12,717
Grant and other receivables	381	379
Prepaid expenses	1,052	251
Other current assets	148	86
Total current assets	23,361	14,817
Property and equipment, net	846	939
Restricted cash	679	679
Other assets	408	100
Total assets	$25,294	$16,535
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$4,156	$2,329
Accrued expenses	6,250	3,944
Current portion of notes payable, net of discount	3,991	5,600
Total current liabilities	14,397	11,873
Notes payable, net of current portion and discount	28,551	14,898
Deferred rent	8,935	8,148
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, par value $0.01 per share:
Authorized shares—20,000,000 at September 30, 2014 (unaudited) and December 31, 2013;
Issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share:
Authorized shares—150,000,000 at September 30, 2014 (unaudited) and December 31, 2013;
Issued and outstanding shares—34,022,145 and 30,359,508 at September 30, 2014 (unaudited) and December 31, 2013, respectively	340	304
Additional paid-in capital	280,404	235,685
Accumulated deficit	(307,333)	(254,373)
Total shareholders’ deficit	(26,589)	(18,384)
Total liabilities and shareholders’ equity	$25,294	$16,535
See notes to consolidated financial statements

OMEROS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$214	$196	$359	$1,431
Operating expenses:
Research and development	11,772	9,420	36,196	26,111
Selling, general and administrative	5,574	4,210	14,196	11,934
Total operating expenses	17,346	13,630	50,392	38,045
Loss from operations	(17,132)	(13,434)	(50,033)	(36,614)
Investment income	3	2	10	10
Interest expense	(944)	(592)	(2,555)	(1,768)
Other income (expense), net	(254)	154	(382)	421
Net loss	$(18,327)	$(13,870)	$(52,960)	$(37,951)
Comprehensive loss	$(18,327)	$(13,870)	$(52,960)	$(37,951)
Basic and diluted net loss per share	$(0.54)	$(0.46)	$(1.61)	$(1.36)
Weighted-average shares used to compute basic and diluted net loss per share	34,005,642	29,844,507	32,945,346	27,984,133
See notes to consolidated financial statements

OMEROS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net loss	$(52,960)	$(37,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on disposal of assets	(9)	—
Depreciation and amortization	246	222
Stock-based compensation expense	5,083	4,364
Non-cash interest expense	532	371
Warrant modification expense	863	41
Changes in operating assets and liabilities:
Grant and other receivables	(2)	1,053
Prepaid expenses and other current and noncurrent assets	(842)	31
Accounts payable and accrued expenses	3,949	453
Deferred revenue	—	(970)
Deferred rent	787	2,987
Net cash used in operating activities	(42,353)	(29,399)
Investing activities:
Purchases and sales of property and equipment, net	(12)	(137)
Purchases of investments	(58,847)	(22,963)
Proceeds from the sale and maturities of investments	50,534	35,945
Net cash (used in) provided by investing activities	(8,325)	12,845
Financing activities:
Proceeds from issuance of common stock, net of offering costs	37,754	16,120
Net proceeds from borrowings under notes payable	12,699	—
Payments on notes payable	(1,464)	—
Proceeds from issuance of common stock upon exercise of stock options & warrants	1,055	64
Net cash provided by financing activities	50,044	16,184
Net decrease in cash and cash equivalents	(634)	(370)
Cash and cash equivalents at beginning of period	1,384	1,520
Cash and cash equivalents at end of period	$750	$1,150
Supplemental cash flow information
Cash paid for interest	$1,931	$1,243
Reduction of equipment cost basis due to assets purchased with grant funding	$40	$—
See notes to consolidated financial statements

OMEROS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1—Organization and Significant Accounting Policies
Organization
We are a biopharmaceutical company committed to discovering, developing and commercializing small-molecule and protein therapeutics for large-market as well as orphan indications targeting inflammation, coagulopathies and disorders of the central nervous system. Our PharmacoSurgery® platform, designed to improve clinical outcomes of patients undergoing ophthalmological, arthroscopic, urological and other surgical procedures, is based on low-dose combinations of FDA-approved therapeutic agents delivered directly to the surgical site throughout the duration of the procedure to inhibit preemptively inflammation and other problems caused by surgical trauma and to provide clinical benefits both during and after surgery. We have six clinical-stage development programs in our pipeline, which also includes a diverse group of preclinical programs as well as two additional platforms: one capable of unlocking new G protein-coupled receptor (GPCR) drug targets and the other used to generate antibodies.
Derived from our proprietary PharmacoSurgery platform, our first drug product Omidria™ (phenylephrine and ketorolac injection) 1%/0.3% was approved by the U.S. Food and Drug Administration (FDA) on May 30, 2014 for use during cataract surgery or intraocular lens replacement (ILR) to maintain pupil size by preventing intraoperative miosis (pupil constriction) and to reduce postoperative ocular pain. We began calling on ophthalmic surgeons and their staff in the U.S. in August 2014 regarding Omidria. In October 2014, we were granted transitional pass-through reimbursement status from the Centers for Medicare and Medicaid Services (CMS) for Omidria, effective January 1, 2015. Pass-through status allows for separate payment for new drugs and other medical technologies that meet specific clinical-value and cost requirements. We expect pass-through to remain in effect for a period of two to three years from the January 1, 2015 effective date, after which time CMS will make a new reimbursement determination. We have submitted for Omidria a wholesale acquisition cost of $465 per single-use vial. We expect to begin selling Omidria in the U.S. in early 2015.
In September 2013, we submitted a Marketing Authorisation Application (MAA) to the European Medicines Agency (EMA) for Omidria. Marketing and sales of Omidria in the European Union (EU) are subject to approval of our MAA and, most likely, entering into a partnership for European marketing and distribution. In addition to the EU, we plan to enter into one or more partnerships for the marketing and distribution of Omidria in other international territories.
For Omidria and each of our product candidates and our programs, we have retained all manufacturing, marketing and distribution rights.
Basis of Presentation
Our consolidated financial statements include the financial position and results of operations of Omeros Corporation (Omeros) and our wholly owned subsidiaries. All inter-company transactions between and among our subsidiaries have been eliminated. The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 includes all adjustments, which include normal recurring adjustments, necessary to present fairly our interim financial information. The Consolidated Balance Sheet at December 31, 2013 has been derived from audited financial statements but does not include all of the information and footnotes required by GAAP.
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

Liquidity and Capital Resources
As of September 30, 2014, we had $21.8 million in cash, cash equivalents and short-term investments. We believe that our existing cash, cash equivalents and short-term investments, together with anticipated future sales from Omidria and capital that we may be able to raise through one or more corporate partnerships, equity offerings, debt financings, collaborations, licensing arrangements or asset sales, will be sufficient to fund our anticipated operating expenses, capital expenditures and interest and principal payments on our outstanding notes for at least the next 12 months. Corporate partnerships, public or private equity sales, additional debt financings, corporate collaboration and licensing arrangements or asset sales may not be available on terms that are acceptable to us, if at all, and any further equity financing would dilute the ownership of our existing shareholders. If we are unable to raise capital as and when needed, such failure would have a significant negative impact on our financial condition.
Inventory
Inventory is stated at the lower of cost or market. Capitalization of costs as inventory begins when the product has received regulatory approval in the U.S. or the EU. We expense inventory costs related to product candidates as research and development expenses prior to regulatory approval in the respective territory. For Omidria, capitalization of costs as inventory began upon U.S. regulatory approval on May 30, 2014.
Segments
We operate in one segment. Management uses cash flow as the primary measure to manage our business and does not segment our business for internal reporting or decision-making.
Recent Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, No. 2014-15 related to disclosure of an entity’s ability to continue as a going concern. This standard requires management to evaluate whether substantial doubt exists regarding the entity’s ability to continue as a going concern at each reporting period for a period of one year after the date the financial statements are issued or available to be issued. The standard establishes certain required disclosures if substantial doubt exists. This standard must be applied prospectively and is effective for interim and annual periods beginning after December 15, 2016. We do not expect the adoption of this guidance to have any impact on our financial position, results of operations or cash flows.
In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09 related to the recognition of revenue that supersedes existing guidance. This standard clarifies the principles for recognizing revenue utilizing a five-step process. This standard must be applied retroactively to each prior reporting period presented, or retrospectively with the cumulative effect of applying the standard recognized in the period adopted. This standard is effective for interim and annual periods beginning after December 15, 2016 and cannot be adopted before that effective date. We are currently evaluating the impact this standard may have on our financial statements once it is adopted.

Note 2—Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common share equivalents outstanding for the period, determined using the treasury-stock method.
The basic and diluted net loss per share amounts for the three and nine months ended September 30, 2014 and 2013 were computed based on the shares of common stock outstanding during the respective periods. Potentially dilutive securities excluded from the diluted loss per share calculation are as follows:

	September 30,
	2014	2013
Outstanding options to purchase common stock	6,779,998	6,909,332
Warrants to purchase common stock	604,327	609,016
Total	7,384,325	7,518,348

Note 3—Cash, Cash Equivalents and Investments
As of September 30, 2014 and December 31, 2013, all investments are classified as short-term and available-for-sale on the accompanying Consolidated Balance Sheets. We did not own any securities with unrealized loss positions as of September 30, 2014 or December 31, 2013. Investment income consists primarily of interest income.

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
Our fair-value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	September 30, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money-market funds classified as non-current restricted cash	$679	$—	$—	$679
Money-market funds classified as short-term investments	21,030	—	—	21,030
Total	$21,709	$—	$—	$21,709

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money-market funds classified as cash equivalents	$213	$—	$—	$213
Money-market funds classified as non-current restricted cash	679	—	—	679
Money-market funds classified as short-term investments	12,717	—	—	12,717
Total	$13,609	$—	$—	$13,609
Cash held in demand deposit accounts of $750,000 and $1.2 million is excluded from our fair-value hierarchy disclosure as of September 30, 2014 and December 31, 2013, respectively. There were no unrealized gains and losses associated with our short-term investments as of September 30, 2014 or December 31, 2013. The carrying amounts reported in the accompanying Consolidated Balance Sheets for grant and other receivables, accounts payable and other current monetary assets and liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments.

Note 5—Accrued Liabilities
Accrued liabilities consisted of the following:

	September 30, 2014	December 31, 2013
	(In thousands)
Contract research	$1,746	$858
Consulting & professional fees	1,536	649
Employee compensation	1,403	1,346
Clinical trials	949	596
Other accruals	616	495
Total accrued liabilities	$6,250	$3,944

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
The Oxford/MidCap Loan Agreement contains covenants that limit or restrict our ability to incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, pledge our intellectual property or repurchase stock. Additionally, the Oxford/MidCap Loan Agreement includes events of default regarding non-payment, inaccuracy of representations and warranties, covenant breach, occurrence of a material adverse effect (MAE, as defined below), cross default to material indebtedness, bankruptcy or insolvency, material judgment defaults and a change of control. The occurrence of an event of default could result in the acceleration of the Oxford/MidCap Loan Agreement and, under certain circumstances, could increase our interest rate by 5.0% per annum during the period of default.
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
As of September 30, 2014, the remaining unamortized discount and debt issuance costs associated with the debt were $1.9 million and $284,000, respectively.

Note 7—Revenue
Revenue recognized from grants and other sources is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Small Business Innovative Research Grants	$214	$196	$359	$461
Vulcan Inc.	—	—	—	970
Total revenue	$214	$196	$359	$1,431
We have periodically received Small Business Innovative Research (SBIR) grants from the National Institutes of Health (NIH), which are used to support the research and development of our product candidates. We recorded revenue related to these grants of $214,000 and $196,000 for the three months ended September 30, 2014 and 2013, respectively, and $359,000 and $461,000 for the nine months ended September 30, 2014 and 2013, respectively. We recorded cost reductions to property and equipment due to assets being purchased with grant funding of $40,000 and $0 for the three and nine months ended September

30, 2014 and 2013, respectively. As of September 30, 2014, $785,000 of potential revenue remained available under these grants, if qualifying research is performed.
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

Note 8—Commitments and Contingencies
Real Estate Obligations
We lease our office and laboratory space in The Omeros Building under a lease agreement with BMR-201 Elliott Avenue LLC (BMR). The initial term of the lease ends in November 2027 and we have two options to extend the lease term, each by five years. As of September 30, 2014, the remaining aggregate non-cancelable rent payable under the initial term of the lease is approximately $59.4 million. The deferred rent balance relates to rent deferrals since the inception of our lease. Deferred rent is being amortized to research and development and selling, general and administrative expense on a straight-line basis through the term of the lease.
Contracts
In June 2014, we entered into an agreement with Ventiv Commercial Services, LLC (inVentiv) for field sales representatives and related sales operation services for the U.S. commercial launch of Omidria. As of September 30, 2014, we had a monthly fee of approximately $300,000, which began in August 2014. We can terminate the agreement upon 30 days written notice if Omidria is withdrawn from the market for any reason or a regulatory agency acts to prevent or materially restrict the sale of Omidria, or upon 90 days written notice any time subsequent to January 2016.
In October 2014, we entered into an amendment to the agreement with inVentiv for additional sales representatives in the U.S. Under the terms of the amendment, our total monthly fee will increase to approximately $630,000 upon inVentiv providing additional sales representatives, which is expected in January 2015, and will continue through January 2016.
We have a non-exclusive agreement with Patheon Manufacturing Services LLC (Patheon) for commercial supply of Omidria through December 31, 2015. Pursuant to the terms of the contract, we are required to provide a monthly, non-binding production forecast covering the term of the contract. Upon submission of the monthly forecast, a portion of the forecast becomes a firm purchase commitment. In the event we do not purchase the quantities included in the firm purchase commitment, we would owe a cancellation fee. As of September 30, 2014, we had a firm purchase commitment requiring payment of approximately $519,000.
In October 2014, we entered into a non-exclusive agreement with Hospira S.p.A and Hospira Worldwide, Inc. (together, “Hospira”) for commercial supply of Omidria. We have no firm purchase commitments under this agreement until, in connection with the commencement of commercial manufacturing of Omidria at Hospira, we provide monthly rolling forecasts that will be used to calculate our firm purchase commitment. We have not commenced commercial manufacturing of Omidria at Hospira and, therefore, do not currently have any firm purchase commitments under this agreement.
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
Other
In the first quarter of 2013, we recorded $900,000 as selling, general and administrative expense in connection with previously awarded NIH grants.

Note 9—Shareholders’ Equity
Common Stock
Public Offering - In March 2014, we sold 3.5 million shares of our common stock at a public offering price of $11.50 per share. After deducting offering expenses and underwriter discounts of $2.5 million, we received net proceeds from the transaction of $37.8 million.
Warrants
The following table summarizes our total outstanding warrants as of September 30, 2014, which have a weighted average exercise price of $23.94:

Outstanding At September 30, 2014	Expiration Date	Exercise Price
192,789	March 29, 2015	$12.25
133,333	October 21, 2015	20.00
133,333	October 21, 2015	30.00
133,333	October 21, 2015	40.00
11,539	April 26, 2015	9.13
604,327
On March 28, 2014, we extended to September 29, 2014 the expiration dates of warrants to purchase 197,478 shares of our common stock at an exercise price of $12.25 per share that had been due to expire on March 29, 2014. We evaluated the fair value of the warrants before and after the modifications and recorded the $452,000 change in fair value as other expense in the accompanying Consolidated Statement of Operations and Comprehensive Loss for the three months ended March 31, 2014.
During September 2014, warrants associated with a total of 4,689 shares were exercised by the warrant holders resulting in the issuance of 3,305 shares of our common stock. Of that amount, 3,088 shares were issued upon cash exercise of warrants, pursuant to which we received proceeds of $37,828, and the remainder were issued pursuant to cashless net exercise provisions in the warrants.
On September 28, 2014, we extended to March 29, 2015 the expiration date of the remaining warrants to purchase 192,789 shares of our common stock that had been due to expire on September 29, 2014. We evaluated the fair value of the warrants before and after the modifications and recorded the $411,000 change in fair value as other expense in the accompanying Consolidated Statement of Operations and Comprehensive Loss for the three months ended September 30, 2014. Considering the extensions on March 28 and September 28, 2014, the total other expense recorded in the Consolidated Statement of Operations and Comprehensive Loss for the nine months ended September 30, 2014 was $863,000.
In October 2010, in connection with the Vulcan agreement, we issued to Vulcan three warrants to purchase our common stock, each exercisable for 133,333 shares, with exercise prices of $20, $30 and $40 per share, respectively.

Note 10—Stock-Based Compensation
Our 2008 Equity Incentive Plan (the 2008 Plan) provides for the grant of incentive and non-statutory stock options, restricted stock, stock appreciation rights, performance units and performance shares to employees, directors and consultants and subsidiary corporations’ employees and consultants. Options are granted with exercise prices equal to the closing fair market value of our common stock on the date of the grant. The terms of options may not exceed 10 years and options generally vest over a four-year period.
On January 1, 2014, in accordance with provisions of the 2008 Plan, the authorized shares available for grant under the 2008 Plan were increased by 1,517,975 shares. As of September 30, 2014, a total of 8,741,276 shares were reserved for issuance under our stock plans, of which 1,961,278 were available for future grants under the 2008 Plan.
In October 2014, in connection with our annual employee review process, we granted qualified employees options to purchase approximately 1.2 million shares of our common stock with an exercise price of $11.58.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were applied to stock option grants during the periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Estimated weighted-average fair value	$10.18	$6.77	$8.39	$6.73
Weighted-average assumptions
Expected volatility	70%	88%	82%	87%
Expected term, in years	6.1	5.8	5.9	5.8
Risk-free interest rate	1.95%	1.66%	1.90%	1.65%
Expected dividend yield	—%	—%	—%	—%
Stock-based compensation expense has been reported in our Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Research and development	$879	$1,371	$2,791	$2,518
Selling, general and administrative	786	840	2,292	1,846
Total	$1,665	$2,211	$5,083	$4,364
Stock option activity for all stock plans and related information is as follows:

	Options Outstanding	Weighted- Average Exercise Price per Share	Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Balance at December 31, 2013	6,969,303	$6.38
Granted	184,250	12.00
Exercised	(159,332)	6.39
Forfeited	(214,223)	9.82
Balance at September 30, 2014	6,779,998	$6.42	6.46	$42,797
Vested and expected to vest at September 30, 2014	6,577,603	$6.32	6.39	$42,141
Exercisable at September 30, 2014	4,755,993	$5.12	5.54	$36,147
At September 30, 2014, there were 2,024,005 unvested options outstanding that will vest over a weighted-average period of 2.0 years. Excluding non-employee stock options, the total estimated compensation expense to be recognized in connection with these options is $11.1 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
Overview
We are a biopharmaceutical company committed to discovering, developing and commercializing small-molecule and protein therapeutics for large-market as well as orphan indications targeting inflammation, coagulopathies and disorders of the central nervous system. Our PharmacoSurgery® platform, designed to improve clinical outcomes of patients undergoing ophthalmological, arthroscopic, urological and other surgical procedures, is based on low-dose combinations of U.S. Food and Drug Administration, or FDA, -approved therapeutic agents delivered directly to the surgical site throughout the duration of the procedure to inhibit preemptively inflammation and other problems caused by surgical trauma and to provide clinical benefits both during and after surgery. We have six clinical-stage development programs in our pipeline, which also includes a diverse group of preclinical programs as well as two additional platforms: one capable of unlocking new G protein-coupled receptor, or GPCR, drug targets and the other used to generate antibodies. For our first drug product Omidria™ (phenylephrine and ketorolac injection) 1%/0.3% and each of our product candidates and our programs, we have retained all manufacturing, marketing and distribution rights.
Products, Product Candidates and Development Programs
Products
Derived from our proprietary PharmacoSurgery platform, Omidria was approved by the FDA on May 30, 2014 for use during cataract surgery or intraocular lens replacement, or ILR, to maintain pupil size by preventing intraoperative miosis (pupil constriction) and to reduce postoperative ocular pain. Our U.S. marketing and sales leadership, including our national and regional sales managers, have been hired and our initial group of 20 contract field sales representatives, solely dedicated to Omeros, began calling on ophthalmic surgeons and their staff in August 2014. We are in the process of recruiting an additional 20 field sales representatives and expect them to be hired, trained and deployed by the end of January 2015. In October 2014 we were granted transitional pass-through reimbursement status from the Centers for Medicare and Medicaid Services, or CMS, for Omidria, effective January 1, 2015. Pass-through status allows for separate payment for new drugs and other medical technologies that meet specific clinical-value and cost requirements. We expect pass-through to remain in effect for a period of two to three years from the January 1, 2015 effective date, after which time CMS will make a new reimbursement determination. We have submitted for Omidria a wholesale acquisition cost, or WAC, of $465 per single-use vial. We expect to begin selling Omidria in the U.S. in early 2015.
In the European Union, or EU, we submitted a Marketing Authorisation Application, or MAA, to the European Medicines Agency, or EMA, in September 2013 seeking authorization to permit us to market and sell Omidria in the EU for use in patients undergoing ILR. In October 2013, the MAA for Omidria was validated by the EMA and we expect to receive an opinion on the MAA from the EMA’s Committee for Medicinal Products for Human Use, or CHMP, the scientific committee of the EMA, in the fourth quarter of 2014. In the EU and other international territories, we plan to enter into one or more partnerships for the marketing and distribution of Omidria. Assuming approval of our MAA for Omidria and partnering in Europe, we anticipate the initiation of EU marketing and sales of Omidria in the first half of 2015.
In addition, we have discussed with the FDA and EMA the design for pediatric studies for Omidria. In 2014 we initiated a pediatric study for Omidria in the U.S., and we have begun enrolling in this study. If this study is successfully completed according to the FDA’s written request, Omidria would be eligible for an additional six months of marketing exclusivity in the U.S.
Product Candidates
In our pipeline we have a series of development programs targeting pain, inflammation, coagulopathies and disorders of the central nervous system, including the following six clinical-stage programs: (1) our lead MASP-2 antibody OMS721, which is in a Phase 2 clinical program in patients with thrombotic microangiopathies, or TMAs, (2) our Phase 2 program evaluating our lead phosphodiesterase 10, or PDE10, inhibitor OMS824 for the treatment of Huntington’s disease, which is in a Phase 2 clinical trial that is currently suspended pending further evaluation of an observation from a nonclinical study in rats, (3) our Phase 2 program evaluating OMS824 for the treatment of schizophrenia, which is not in an active clinical trial, (4) our PharmacoSurgery product candidate OMS103 for reducing inflammatory pain following arthroscopic partial meniscectomy, which has completed one Phase 3 trial in patients undergoing this procedure, (5) our PPARγ program, in which three Phase 2 clinical trials are being conducted by our collaborators to evaluate a PPARγ agonist, alone or in combination with other agents, for their effects on smoking, as well as in the abuse liability of oxycodone or heroin and (6) our PharmacoSurgery product candidate OMS201 for use during urological procedures, including uroendoscopic procedures, which completed a Phase 1/Phase 2 clinical trial in 2010 and is not currently in active clinical trials. Of these clinical programs, we currently are focused on OMS721, OMS824, and OMS103.
Our IND application to evaluate OMS721 in patients with complement-mediated TMAs was cleared by the FDA in April 2014. A Phase 2 clinical program is currently in progress. OMS721 has received Orphan Drug designation for the prevention (inhibition) of complement-mediated-TMAs.
In November 2014, we announced positive data using a Phase 2a derivative of OMS721 in a well-established animal model of stroke. Compared to control antibody-treated mice, mice treated with MASP-2 antibody in this study demonstrated significantly reduced neurological deficits 48 hours after an ischemic stroke. In addition, the infarcted area of the brain was significantly smaller in MASP-2 antibody-treated mice. A similar degree of protection was also observed in gene-targeted MASP-2-deficient mice, which showed significantly lesser neurological deficits and infarct sizes compared to wild-type control mice.
In October 2014, we announced the suspension of our Huntington’s clinical trial for OMS824 resulting from an observation in a nonclinical study in rats being conducted concurrently with our Huntington’s trial. Following preliminary data collection from that nonclinical study, we submitted a report on an observation in several of the rats receiving the maximum dose administered in the study to the FDA’s Division of Neurology Products and its Division of Psychiatry Products, the FDA divisions which cleared our Investigational New Drug applications for Huntington’s disease and schizophrenia, respectively. In response to a request from the FDA in follow-up communications, we suspended the ongoing Huntington’s disease trial. The FDA has requested that we further evaluate the nonclinical data from the study in rats, as well as from nonclinical studies that we conducted that did not yield the observation, to characterize the observation more fully before we can reinitiate clinical enrollment in our OMS824 clinical program, including our Phase 2 Huntington’s clinical trial or other clinical trials in our Huntington’s or schizophrenia programs. OMS824 has received Orphan Drug designation for the treatment of Huntington’s disease and Fast Track designation for the treatment of cognitive impairment in patients with Huntington’s disease. We also are seeking Fast Track designation for OMS824 for schizophrenia.
OMS103, a PharmacoSurgery product candidate, is being developed for use during arthroscopic procedures, including partial meniscectomy surgery. Our Phase 3 clinical program in arthroscopic partial meniscectomy surgery may be redesigned to include reduction of early postoperative pain as the primary endpoint. In addition, we are evaluating alternative approaches for making OMS103 commercially available, such as through a registered outsourcing facility without the need to conduct any additional clinical trials.
Development Programs
Our preclinical programs include: (1) our PDE7 program in which we are developing proprietary compounds to treat addiction and compulsive disorders as well as movement disorders, (2) our Plasmin program in which we are advancing novel antifibrinolytic agents for the control of blood loss during surgery or resulting from trauma as well as for other hyperfibrinolytic states (e.g., liver disease), (3) our proprietary ex vivo antibody platform and (4) our orphan GPCR platform in which we are working to complete high-throughput surrogate de-orphanization of orphan GPCRs, identifying small-molecule compounds that bind and functionally interact with the receptors and to develop product candidates that act at these new potential drug targets. To date, we have identified and confirmed sets of small-molecule compounds that interact selectively with, and modulate signaling of, each of 54 Class A orphan GPCRs, as well as two Class B GPCRs (glucagon-like peptide-1 receptor, or GLP-1R, and parathyroid hormone 1 receptor, or PTH-1R). We have initiated medicinal chemistry efforts to optimize compounds against several orphan GPCRs including GPR17, tied to re-myelination, GPR151, linked to neuropathic pain, and GPR161, which is strongly associated with triple negative breast cancer.
Financial Summary
The majority of our operating expenses to date have been for research and development activities. Research and development expenses consist of costs associated with research activities as well as costs associated with our product development efforts, which include clinical trial expenses and, prior to the point we receive approval in either the U.S. or the EU, third-party manufacturing services. Internal research and development costs are recognized as incurred. Third-party research and development costs are expensed when the contracted work has been performed and when milestone payments are made. Research and development expenses include:

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
We recognized net losses of $18.3 million and $13.9 million for the three months ended September 30, 2014 and 2013, respectively, and $53.0 million and $38.0 million for the nine months ended September 30, 2014 and 2013, respectively. These losses have resulted principally from expenses incurred in connection with research and development activities, consisting primarily of manufacturing services, clinical trials and preclinical studies associated with our current product and product candidates. Compared to 2013, we expect our 2014 net losses to increase as we continue to add personnel for our anticipated growth and to prepare for the U.S. commercial launch of Omidria planned for early 2015, to advance our clinical trials, and to expand our research and development efforts. As of September 30, 2014, our accumulated deficit was $307.3 million, total shareholders’ deficit was $26.6 million and we had $21.8 million in cash, cash equivalents and short-term investments.

Results of Operations
In May 2014, the FDA approved Omidria for use during cataract surgery and we began calling on ophthalmic surgeons and their staff in the U.S. in August 2014. In October 2014 we were granted transitional pass-through reimbursement status from the CMS, which will become effective on January 1, 2015. We expect to begin selling Omidria in the U.S. in early 2015. With respect to the EU, an opinion on our MAA is expected before the end of the first quarter and we will begin marketing Omidria in the EU subsequent to approval and, most likely, entering into a partnership for European marketing and distribution. Due to the above and our lack of history of Omidria sales, we are not able to estimate future revenues from Omidria.
Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Small Business Innovative Research Grants	$214	$196	$359	$461
Vulcan Inc.	—	—	—	970
Total Revenue	$214	$196	$359	$1,431
Historically, our revenue has consisted of grant funding and revenue recognized in connection with funding from third parties. Other than these funding sources, we do not expect to receive product revenue until we begin selling Omidria in the U.S., which is currently expected in early 2015, and we do expect to receive revenue from our product candidates unless we receive regulatory approval and commercialize our product candidates or enter into collaborative agreements for the development and commercialization of our product and product candidates. We continue to pursue government and private grant funding as well as collaboration funding for our product candidates and research programs.
The increase in revenue during the three months ended September 30, 2014 compared to the prior year quarter was due to an increase in research activity on our NIH grant projects.
The decrease in revenue during the nine months ended September 30, 2014 compared to the prior year period was primarily due to lower revenue recognized from our GPCR program funding agreement with Vulcan Inc. and its affiliate, which we collectively refer to as Vulcan. We recognized the remaining deferred revenue in connection with the Vulcan agreement as revenue in the first quarter of 2013, and as of that date no further revenue remains to be recognized under the agreement. In addition, there was a decrease in revenue recognized from our NIH grants during the nine months ended September 30, 2014 due to a reduction of research activity on our NIH grant projects in the first half of the current year.
Research and Development Expenses
Our research and development expenses can be divided into direct external expenses, which include clinical research and development and preclinical research and development activities; internal, overhead and other expenses; and stock-based compensation expense. The following table illustrates our expenses associated with these activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Direct external expenses:
Clinical research and development:
OMS824	$2,940	$2,104	$9,700	$4,423
OMS721	1,749	898	6,365	898
Omidria	1,479	1,099	3,933	3,414
Other clinical programs	70	14	113	400
Total clinical research and development	6,238	4,115	20,111	9,135
Preclinical research and development	413	470	1,402	4,081
Total direct external expenses	6,651	4,585	21,513	13,216

Internal, overhead and other expenses	4,242	3,464	11,892	10,377
Stock-based compensation expense	879	1,371	2,791	2,518
Total research and development expenses	$11,772	$9,420	$36,196	$26,111
The increase in total research and development expenses during the three months ended September 30, 2014 compared to the same period in 2013 was due primarily to higher manufacturing costs related to our Phase 2 clinical program evaluating OMS721 for the inhibition of complement-mediated TMAs, our Phase 2 clinical program evaluating OMS824 for the treatment of Huntington’s disease and our Phase 1 trials evaluating the safety, tolerability and pharmacokinetics of OMS824 in healthy subjects. Additional increases in research and development expenses include costs related to Omidria, primarily expenses incurred for contract research. For the three months ended September 30, 2014, the non-cash stock compensation expense decreased compared to the same period in 2013 due to the grant of stock options during the third quarter of 2013 related to annual performance reviews. In October 2014, in connection with our annual employee review process, we granted qualified employees options to purchase approximately 1.2 million shares of our common stock with an exercise price of $11.58.
The increase in total research and development expenses during the nine months ended September 30, 2014 compared to the same period in the prior year was due primarily to higher manufacturing and clinical trial expenses related to our Phase 2 clinical trial evaluating OMS721 for the inhibition of complement-mediated TMAs and for our Phase 1 and Phase 2 clinical programs evaluating OMS824 for the treatment of schizophrenia and of Huntington’s disease as well as higher clinical trial costs related to ongoing trials for Omidria. These increased expenses for the nine months ended September 30, 2014 compared to the same period in 2013 were partially offset by lower preclinical activity on our PDE7 program. We expect our research and development expenses to increase in the near term as we continue to advance our clinical product candidates through development, initiate or continue pediatric and other studies for Omidria, and initiate clinical trials for our Plasmin and PDE7 programs.
Direct external clinical research and development expenses consist primarily of expenses incurred pursuant to agreements with third-party manufacturing organizations, CROs, clinical trial sites, collaborators, licensors and consultants. Direct external preclinical research and development expenses consist primarily of third-party manufacturing organizations and CROs, laboratory supplies and consulting. Costs are reported in preclinical research and development until the program enters the clinic. Internal, overhead and other expenses consist of personnel costs, overhead costs such as rent, utilities and depreciation and other miscellaneous costs. Our internal resources, employees and infrastructure are generally not directly tied to any individual research project and are deployed across multiple clinical and preclinical projects we are advancing in parallel.
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
Selling, General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Selling, general and administrative, excluding stock-based compensation expense	$4,788	$3,370	$11,904	$10,088
Stock-based compensation expense	786	840	2,292	1,846
Total selling, general and administrative expenses	$5,574	$4,210	$14,196	$11,934
The increase in selling, general and administrative expenses during the three and nine months ended September 30, 2014 was primarily due to sales and marketing costs related to our planned commercial launch of Omidria in the U.S. This increase was primarily due to costs related to hiring sales managers and our marketing team, contract costs for our field sales representatives, and an increase in marketing activities for Omidria in the 2014 period.
In June 2014, we entered into an agreement with Ventiv Commercial Services, LLC, or inVentiv, for field sales representatives and related sales support systems for the U.S. commercial launch of Omidria. As of September 30, 2014, we have a monthly fee of approximately $300,000. We can terminate the agreement upon 30 days written notice if Omidria is withdrawn from the market for any reason or a regulatory agency acts to prevent or materially restrict the sale of Omidria or upon 90 days written notice any time subsequent to January 2016. In October, 2014, we amended the inVentiv agreement to add additional sales representatives in the U.S. Under the terms of the amendment, our total monthly fee will increase to approximately $630,000 upon inVentiv providing additional sales representatives, which is expected in January 2015, and will continue through January 2016.
Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Interest expense	$944	$592	$2,555	$1,768
The increase in interest expense during the three and nine months ended September 30, 2014 was due to a higher average balance on our note payable during the 2014 period due to our entry in March 2014 into a new loan agreement, or the Oxford/MidCap Loan Agreement, with Oxford Finance LLC, or Oxford, and MidCap Financial SBIC, LP, or MidCap, under which we increased the aggregate amount of our outstanding indebtedness by approximately $12.7 million.
Other Income (Expense), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Other income (expense), net	$(254)	$154	$(382)	$421
Other income (expense) principally includes rental income and non-cash charges associated with warrant modifications. The change in other income (expense) for the three months ended September 30, 2014 was due to a $411,000 charge related to extending the exercise period by six months of warrants to purchase up to 192,789 shares of our common stock in September 2014. The change in other income (expense) during the nine months ended September 30, 2014 is primarily due to $863,000 of charges related to extending the exercise period of warrants to purchase 197,478 shares of our common stock by six months in March 2014 and extending the exercise period of warrants to purchase 192,789 shares of our common stock by an additional six months in September 2014. Rental income partially offsets the non-cash warrant charges in both the three and nine month periods in 2014 and was consistent with the same periods in the prior year.

Financial Condition - Liquidity and Capital Resources
As of September 30, 2014, we had $21.8 million in cash, cash equivalents and short-term investments that are held principally in interest-bearing instruments, including money-market accounts. Cash in excess of our immediate requirements is invested in accordance with established guidelines intended to preserve principal and maintain liquidity.
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
The audit report covering our 2013 consolidated financial statements contained a “going concern” explanatory paragraph based on our losses and financial condition as of December 31, 2013. Subsequent to the March 13, 2014 issuance of the audit report, as stated above, we received net proceeds of $37.8 million from the sale of our common stock in the public offering and $12.7 million in incremental borrowings under the Oxford/MidCap Loan Agreement, both in March 2014. We believe that our existing cash, cash equivalents and short-term investments, together with anticipated future product sales of Omidria, and funds that we may be able to raise through one or more corporate partnerships, equity offerings, debt financings, collaborations, licensing arrangements or asset sales, will be sufficient to fund our anticipated operating expenses, capital expenditures and note payments for at least the next 12 months. Corporate partnerships, public or private equity sales, additional debt financings, corporate collaboration and licensing arrangements or asset sales may not be available on terms that are acceptable to us, if at all, and any further equity financing would dilute the ownership of our existing shareholders. If we are unable to raise capital as and when needed, such failure would have a significant negative impact on our financial condition.

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Selected cash flow data
Cash provided by (used in):
Operating activities	$(42,353)	$(29,399)
Investing activities	(8,325)	12,845
Financing activities	50,044	16,184
Operating Activities. Expenditures related to operating activities were primarily for research and development and selling, general and administrative expenses in support of our operations. Net cash used in operating activities increased for the nine months ended September 30, 2014, as compared to the same period in 2013 by $13.0 million, primarily due to higher operating expenses relating to preparing for the U.S. commercial launch of Omidria, manufacturing of material associated with the Phase 2 clinical trials evaluating OMS824 in Huntington’s disease, and clinical costs associated with the Phase 2 clinical trial evaluating OMS721 in complement-mediated TMAs, which led to an increase in our net loss of $15.0 million. This net loss was partially offset by a $1.7 million increase in non-cash charges, primarily related to increases in stock compensation and warrant modification expenses and $338,000 of cash provided due to the net change in operating assets and liabilities.
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
Net cash used in investing activities in the nine months ended September 30, 2014 was primarily due to the purchase of short-term investments with the proceeds we received from the sale of common stock in our public offering and borrowings under the Oxford/MidCap Loan Agreement, both of which occurred in March 2014, and is partially offset by the sale of short-term investments to provide cash for operating activities.

Financing Activities. Net cash provided by financing activities in the nine months ended September 30, 2014 was due primarily to the $37.8 million of net proceeds that we received from the sale of 3.5 million shares of common stock in our public offering and the net additional borrowings of $12.7 million under the Oxford/MidCap Loan Agreement, both of which occurred in March 2014. During the 2013 period, cash provided by financing activities was primarily due to the $16.1 million we received in our registered direct offering in May 2013 in which we sold 3.9 million shares of common stock. During the period, from January 2014 to March 2014, we also paid $1.5 million of principal on the then outstanding Oxford notes. For the nine months ended September 30, 2013, no cash was used for principal payments on the Oxford notes as we amended the notes in December 2012 to provide for interest-only payments through December 31, 2013.

Funding Requirements
Because of the numerous risks and uncertainties associated with the development and commercialization of Omidria and our product candidates, and to the extent that we may or may not enter into collaborations with third parties to participate in the development and commercialization of Omidria or one or more of our product candidates, we are unable to estimate the amounts of increased capital requirements and operating expenditures required in the future. Our future operating and capital requirements will depend on many factors, including:

•	the commercial success of Omidria in the U.S.;

•	our ability to enter into a partnership for the distribution of Omidria in the EU;

•	the commercial success of Omidria in the EU, if and when Omidria is approved for sale and we have entered into a partnership for the marketing and distribution of Omidria in the EU;

•	the progress and results of our preclinical and clinical programs;

•	the costs of commercialization activities, including product manufacturing, marketing, sales and distribution and related support activities;

•	the cost, timing and outcomes of the regulatory processes for our product candidates;

•	the extent to which we raise capital by selling our stock or entering into other forms of financing including debt agreements;

•	the terms and timing of receipts or payments related to collaborative or licensing agreements we have or may establish;

•	the hiring of new employees to support the commercialization of Omidria and the continued advancement of our development programs;

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to these types of transactions; and

•	the cost of preparing, filing, prosecuting, defending and enforcing patent claims and other intellectual property rights.
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
The Oxford/MidCap Loan Agreement contains covenants that limit or restrict our ability to incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, pledge our intellectual property or repurchase stock. Additionally, the Oxford/MidCap Loan Agreement includes events of default regarding non-payment, inaccuracy of representations and warranties, covenant breach, occurrence of a material adverse effect, or MAE (as defined below), cross default to material indebtedness, bankruptcy or insolvency, material judgment defaults and a change of control. The occurrence of an event of default could result in the acceleration of the Oxford/MidCap Loan Agreement and, under certain circumstances, could increase our interest rate by 5.0% per annum during the period of default.
MAE is defined as a material adverse effect upon (i) our business operations, properties, assets, results of operations or financial condition of Omeros, taken as a whole with respect to our viability, that reasonably would be expected to result in our inability to repay any portion of the loans in accordance with the terms of the Oxford/MidCap Loan Agreement, (ii) the validity, perfection, value or priority of the lenders’ security interest in the collateral, (iii) the enforceability of any material provision of the Oxford/MidCap Loan Agreement or related agreements, or (iv) the ability of the lenders to enforce their rights and remedies under the Oxford/MidCap Loan Agreement or related agreements. We considered the MAE definition and believe that the MAE clause has not been triggered as of September 30, 2014.

Contractual Obligations and Commitments
The following table presents a summary of our contractual obligations and commitments as of September 30, 2014:

	Payments Due Within
	1 Year	2-3 Years	4-5 Years	More than 5 Years	Total
	(In thousands)
Operating leases	$3,902	$8,201	$8,555	$38,813	$59,471
Capital leases (principal and interest)	54	109	62	—	225
Notes payable (principal and interest)	7,608	24,512	6,128	—	38,248
Goods & services	4,269	1,268	—	—	5,537
Total	$15,833	$34,090	$14,745	$38,813	$103,481
Operating Leases
We currently lease our office and laboratory space in The Omeros Building under a lease agreement with BMR-201 Elliott Avenue LLC. The initial term of the lease ends in November 2027 and we have two options to extend the lease term, each by five years. As of September 30, 2014, the remaining aggregate non-cancelable rent payable under the initial term of the lease was approximately $59.4 million.
Goods & Services
In June 2014, we entered into an agreement with Ventiv Commercial Services, LLC, or inVentiv, for field sales representatives and related sales support systems for the U.S. commercial launch of Omidria. As of September 30, 2014, we had a monthly fee of approximately $300,000. We can terminate the agreement upon 30 days written notice if Omidria is withdrawn from the market for any reason or a regulatory agency acts to prevent or materially restrict the sale of Omidria, or upon 90 days written notice any time subsequent to January 2016. The estimated costs for this agreement through January 2016 are included in the table above.
In October, 2014, we entered into an amendment to the agreement with inVentiv to add additional sales representatives in the U.S. Under the terms of the amendment, our total monthly fee will increase to approximately $630,000 upon inVentiv providing additional sales representatives, which is expected in January 2015, and will continue through January 2016. The estimated costs for this amendment are not included in the table above as the agreement was entered into in October 2014.

We have a non-exclusive agreement with Patheon Manufacturing Services LLC, or Patheon, for commercial supply of Omidria through December 31, 2015. We are required to provide a monthly, non-binding production forecast covering the term of the contract. Upon submission of the monthly forecast, a portion of the forecast becomes a firm purchase commitment. In the event we do not purchase the quantities included in the firm purchase commitment, we would owe a cancellation fee. The firm purchase commitment as of September 30, 2014 is included in the table above.
In October 2014, we entered into a non-exclusive agreement with Hospira S.p.A and Hospira Worldwide, Inc. (together, “Hospira”) for commercial supply of Omidria. The agreement has an initial term of five years from the date of first commercial sale of Omidria. In connection with the commencement of commercial processing of Omidria at Hospira, we are obligated to provide Hospira with monthly rolling forecasts that will be used to calculate our firm commitment. We have not commenced commercial manufacturing of Omidria at Hospira and, therefore, do not currently have any firm purchase commitments under this agreement.
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
In relation to our commercial launch of Omidria, capitalization of costs as inventory will begin on lots manufactured after the regulatory approval date for Omidria, which was May 30, 2014 in the U.S. Inventory is stated at the lower of cost or market. We expense inventory costs related to product candidates as research and development expenses prior to regulatory approval in the respective territory.
For a more detailed listing of our other critical accounting estimates, refer to our 2013 Annual Report on Form 10-K filed with the SEC on March 13, 2014.

Off-Balance Sheet Arrangements
We have not engaged in any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk is primarily confined to our investment securities and notes payable. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in high-credit-quality securities. As of September 30, 2014, we had cash, cash equivalents and short-term investments of $21.8 million. In accordance with our investment policy, we invest funds in highly liquid, investment-grade securities. These securities in our investment portfolio are not leveraged and are classified as available-for-sale. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a materially negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates and, with our current portfolio of short-term investments, we do not believe that we are exposed to potential loss due to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2014. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We are a biopharmaceutical company with one product approved by the FDA for commercial sale in the U.S., Omidria™ (phenylephrine and ketorolac injection) 1%/0.3% for use during cataract surgery or ILR. Omidria was approved by the FDA on May 30, 2014 and we anticipate beginning commercial sales of Omidria in early 2015. Consequently, we have not yet generated any revenue from any product sales to date. We may not be able to commercialize Omidria successfully for a number of reasons, including:

•	a lack of acceptance of Omidria by physicians, patients, third-party payors and other members of the medical community;

•	our limited experience in marketing, selling and distributing Omidria or any other product;

•	our limited experience managing third-party commercial manufacturing of Omidria or any other product;

•	our reliance on a limited number of manufacturers of Omidria and a limited number of suppliers of the product’s active pharmaceutical ingredients, excipients and packaging materials;

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

•	the duration of transitional pass-through reimbursement status from CMS for Omidria and the continued availability of separate reimbursement once transitional pass-through reimbursement expires;

•	the timing, cost and level of investment in our sales and marketing efforts to support Omidria sales;

•	the timing, cost and level of investment in our research and development activities involving Omidria and our product candidates; and

•	the timing and cost of conducting required post-approval studies for Omidria and expenditures we will or may incur to acquire or develop additional technologies, products and product candidates.

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

If we do not have adequate reimbursement from governments or other third-party payors for Omidria or any other approved product that we may develop, or if we do not establish and maintain market-acceptable pricing for Omidria or those approved products, they may not be purchased or used and, as a result, our prospects for revenue and profitability could suffer.
Our future revenue and profit will depend heavily on the pricing and availability of adequate reimbursement for the use of our approved products, including Omidria, from governmental and other third-party payors, both in the U.S. and in other countries. Even if we are successful in bringing one or more products to market, these products may not be considered cost-effective, and the amount reimbursed for any product may be insufficient to allow us to sell the product profitably. Reimbursement by a third-party payor may depend on a number of factors, including the third-party payor’s determination that use of a product is:

•	a covered benefit under its health plan;

•	safe, effective and medically necessary;

•	appropriate for the specific patient;

•	cost-effective; and

•	neither experimental nor investigational.
Obtaining reimbursement approval for any product from each government or third-party payor can be a time-consuming and costly process that will require the build-out of a sufficient staff or the engagement of third parties and could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our approved products to each payor. We can provide no assurances at this time regarding the cost-effectiveness of Omidria or any of our product candidates. Further, we can provide no assurance that the amounts, if any, reimbursed to surgical facilities for utilization of any of our surgery-related products, including Omidria, or product candidates or to surgeons for the administration and delivery of these products or product candidates will be considered adequate to justify the use of these products or product candidates.
There may be significant delays in obtaining reimbursement coverage for newly approved products, and we may not be able to provide data sufficient be granted reimbursement. Even when a payor determines that a product is eligible for reimbursement, coverage may be limited to the uses of a product that are either approved by the FDA or foreign regulatory agencies and/or appear in a recognized drug compendium, and other conditions may apply. Increasingly, third-party payors who reimburse healthcare costs, such as government and private payors, are requiring that companies provide them with predetermined discounts from list prices and challenging the prices charged for medical products. Moreover, eligibility for coverage does not mean that any product will be reimbursed at a rate that allows us to make a profit in all cases or at a rate that covers our costs, including research, development, manufacturing, sales and distribution. Even if we receive reimbursement for a product, the initial rate or method at which the product will be reimbursed could become unfavorable to us at the time reimbursement is initiated or in the future. In addition, pass-through reimbursement status is usually granted for a limited duration and we expect pass-through reimbursement status for Omidria to last for two to three years from the January 1, 2015 effective date.
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
If the reimbursement that we are able to obtain and maintain for any product that we develop, including Omidria, is inadequate in light of our development and other costs or is significantly delayed, our business could be materially harmed.
If we are unable to market and sell successfully Omidria or our product candidates, if approved, we may be unable to generate product revenue.
Omeros has never sold, marketed or distributed any biopharmaceutical product. Developing a sales force for any product is expensive and time-consuming, and a delay in hiring and training a sales force, or difficulties managing a contract sales force, could impact the timing or effectiveness of any product launch. We have entered into an agreement with inVentiv for a field sales force and related sales operation services for the U.S. commercial launch of Omidria but we have never operated or managed an internal or third-party sales force for any approved product. Factors that may inhibit our efforts to commercialize any approved products, including Omidria, without commercialization partners include:

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
The FDA may decide that our data are insufficient for approval of our product candidates and require additional preclinical, clinical or other studies or additional work related to chemistry, manufacturing and controls. For example, we have had to suspend clinical trials of OMS824 based on a nonclinical finding, and the FDA has required that we review and further evaluate our nonclinical data before the FDA may permit us to resume or initiate further clinical trials in our OMS824 Huntington’s and schizophrenia clinical programs. If, based on our review and evaluation of these data, the FDA concludes that there is an unwarranted safety risk to patients, the FDA may require us to run additional nonclinical studies before permitting us to resume or initiate additional clinical trials, may impose limits on such trials or may not permit us to resume or initiate clinical trials at all. As we develop our product candidates, we periodically discuss with the FDA clinical, regulatory and manufacturing matters, and our views may, at times, differ from those of the FDA. For example, the FDA regulates Omidria and our product candidates that consist of two or more active ingredients as combination drugs under its Combination Drug Policy. The Combination Drug Policy requires that we demonstrate that each active ingredient in a drug product contributes to the product’s claimed effect. The FDA has maintained questions regarding whether available data and information provided to the FDA demonstrate the contribution of each active ingredient in OMS103. If we are unable to resolve these or any other questions by the FDA, we may be required to provide additional information, which may include the results of additional preclinical studies or clinical trials.
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
The commercialization of Omidria and our product candidates, if approved, is subject to extensive regulation and oversight under a number of different healthcare compliance laws.  Compliance with these requirements requires the expenditure of substantial resources and attention, and the failure to comply with these requirements could result in substantial fines or penalties.
In the United States, the commercialization of Omidria and our product candidates, if approved, is subject to regulation and enforcement under a number of federal and state health-care compliance laws. For example, the FDA requires that we advertise and promote our approved products only for uses that FDA has approved and for which we provide appropriate information about safety risks to balance information presented about product effectiveness. The federal Anti-Kickback Law prohibits offering or paying anything of value to a person or entity to induce the use of a good or service covered by a federal health care program such as Medicare or Medicaid. The federal False Claims Act prohibits presenting or causing to be presented a false claim for payment by a federal health care program, and this law has been interpreted to include claims caused by improper drug-manufacturer product promotion or the payment of kickbacks. We are subject to a variety of governmental pricing, price reporting, and rebate requirements, including those under Medicaid and the Veterans Health Care Act. Under the so-called Sunshine Act and related provisions of the Affordable Care Act, we must report to the federal government information on financial payments we make to physicians and certain health care institutions and also on drug samples that we distribute. In addition to these federal law requirements, there are related state law requirements. Also, if we receive protected patient health information, we may be subject to federal or state privacy laws.
Similar requirements apply to our operations outside the United States. United States laws such as the Foreign Corrupt Practices Act prohibit the offering or payment of bribes or inducements to foreign public officials, including potentially physicians or other medical professionals who are employees of public health care entities. In addition, many countries have their own laws similar to the health-care compliance laws that exist in the United States.
In order to comply with these United States and other laws, we must establish and maintain an effective healthcare compliance program. This requires the expenditure of significant time and resources. If we are found to be in violation of any of these laws, there could be considerable civil or criminal penalties. In addition, if government enforcement authorities initiate an investigation into potential violations of these laws, we would be required to expend considerable resources and face adverse publicity and the potential disruption of our business, even if we are ultimately found not to have committed a violation.
We have a history of operating losses, and we may not achieve or maintain profitability.
We have not been profitable and have generated substantial operating losses since we were incorporated in June 1994. As of September 30, 2014, we had an accumulated deficit of approximately $307.3 million. We do not anticipate generating revenue from the sale of our first FDA-approved product, Omidria, until 2015 at the earliest and may incur additional losses depending upon the commercial success of Omidria, and we cannot be certain that we will ever achieve profitability. We will continue to incur significant and increasing costs as we support the commercial launch of Omidria in the U.S. and, if approved, in the EU and other foreign territories, as well as incurring costs associated with conducting additional research on our product candidates. As a result, our business is subject to all of the risks inherent in the development of a new business enterprise, such as the risks that we may be unable to obtain the additional capital needed to support the preclinical and clinical development and commercialization of any of our product candidates should they be approved, to develop a market for Omidria and our product candidates, if approved, to successfully transition from a company with a research and development focus to a company capable of commercializing products, and to attract and retain qualified management as well as technical and scientific staff.
If we are unable to raise additional capital when needed, we may be unable to complete the development and commercialization of Omidria and our product candidates or to continue our other preclinical development programs.
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

•
scale-up and produce clinical and commercial supplies of Omidria and our product candidates, and conduct clinical studies for Omidria and our product candidates, including OMS103, OMS824, OMS721, and product candidates being developed in our PDE7 and Plasmin programs;

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
If we do not raise additional capital through one or more funding avenues (e.g., corporate partnering, debt, equity financings, etc.), we may be unable to commercialize Omidria or complete all of the clinical trials in our Phase 3 clinical program for OMS103, which could prevent us from generating sales revenue for Omidria and/or OMS103, respectively. Furthermore, we may need to raise additional capital to continue the clinical development of OMS824, OMS721 and our other clinical programs and to advance one or more of our preclinical programs into clinical development. Also, our clinical trials may be delayed or we may need to conduct additional trials for many of the reasons discussed in these “Risk Factors,” which would increase our development expenses and may require us to raise additional capital to commercialize Omidria and complete the clinical development and commercialization of our product candidates and to decrease spending on our other development programs. If we are unable to raise sufficient capital to commercialize Omidria, complete the clinical development of OMS721 and/or OMS824, or advance the development of one or more of our other programs, our business and prospects could be harmed and our stock price could decline significantly.
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
Our Phase 3 clinical program evaluating OMS103 in patients undergoing arthroscopic partial meniscectomy may be redesigned to include postoperative pain reduction as the primary endpoint before further clinical studies are conducted, if we elect to conduct additional OMS103 trials. While OMS103 demonstrated a drug effect in the first Phase 3 clinical trial by reducing early postoperative pain, which was a secondary endpoint, we can provide no assurance that in subsequent trials, OMS103 will meet the primary endpoint of early postoperative pain reduction or that the design of our Phase 3 program will be acceptable to regulatory authorities. Also, we can provide no assurances that we will have sufficient resources to conduct any subsequent clinical trials that we or regulatory authorities may deem necessary, including any trial regulatory authorities require to show a contribution from each drug in the OMS103 combination. If the data from any subsequent trials are negative or if our program design, data analysis, and proposed label claims are not acceptable to regulatory authorities, we may be unable to seek, or be significantly delayed in seeking, marketing approval of OMS103, which could cause the market price of our common stock to decline significantly.
We may find it difficult to prevent compounders from preparing compounded formulations of Omidria or our product candidates that may compete with Omidria or our product candidates, if and when commercialized.
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
We have no internal capacity to manufacture clinical or commercial supplies of Omidria or our product candidates and intend to rely solely on third parties to manufacture clinical and commercial supplies of Omidria and our product candidates.
We intend to rely on third party manufactures to produce commercial quantities of Omidria and any of our product candidates should they receive regulatory approval. Additionally, we intend to rely on third parties to produce clinical drug supplies need for clinical trials. With the exception of our agreements with Patheon and Hospira for the commercial supply of Omidria, and Hospira for the commercial supply of liquid OMS103, we have not yet entered into any agreement for the commercial supply of any of our other product candidates, and can provide no assurance that we will be able to do so on commercially reasonable terms, if at all. Our agreement with Patheon for the commercial supply of Omidria has a term extending through December 31, 2015, which term could be terminated early by either party upon the occurrence of certain specified events, including any mandate from a regulatory authority prohibiting manufacture at Patheon’s relevant facility in the absence of an agreement with Patheon to transfer the manufacture of Omidria to an alternative Patheon facility. If the Patheon agreement is terminated before we have completed manufacturing method transfer, validation and approval of Hospira as a manufacturing site for Omidria or an alternative Patheon facility as a manufacturing site for Omidria, we could have a shortage of supply of Omidria. Even if Hospira has been established as a manufacturing site for Omidria, if we elect not to transfer manufacturing of Omidria from the current Patheon facility to an alternative Patheon facility, or if Patheon is unable or unwilling to manufacture Omidria at Patheon’s planned alternative facility, or if our supply agreement with Patheon is terminated, we will have only Hospira as a source of supply of Omidria, which may be inadequate to meet product demand. The cost of transferring the Omidria manufacturing process to Hospira and potentially also to an alternate Patheon manufacturing facility or a different manufacturer, or any significant delays in the timely completion of these transfers of the Omidria manufacturing process, could materially harm our business and prospects. Any significant delays in the manufacture of clinical or commercial supplies of Omidria or our product candidates could materially harm our business and prospects.
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

For example, our Phase 2 clinical trial of OMS824 in Huntington’s disease has been suspended. As a result, we may need to perform additional studies, the reinitiation of a Phase 2 clinical trial may be delayed or not allowed, or the trial’s scope may be narrowed. Our OMS824 schizophrenia program may also be delayed or not allowed to initiate further clinical trials due to the current enrollment suspension in the OMS824 program.
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
We may not achieve commercial success, particularly if our competitors market products that are safer, more effective, less expensive or faster to reach the market than Omidria or any future products that we may develop and commercialize. Our competitors also may market a product that proves to be unsafe or ineffective, which may affect the market for our competing product, or future product, regardless of the safety or efficacy of our product. For example, other pharmaceutical companies, many with significantly greater resources than we have, are developing PDE10 inhibitors similar to our product candidate OMS824, and these companies may be further along in development and have the resources to develop their product candidates at a faster rate than we can. For example, in 2012, Pfizer Inc. announced that its PDE10 inhibitor product candidate failed to demonstrate efficacy in a Phase 2 clinical trial evaluating the compound in acute exacerbation of schizophrenia. This and other potential clinical trial failures of PDE10 inhibitor product candidates may negatively reflect on the ability of OMS824 to demonstrate safety and efficacy. In addition, we believe that other companies are attempting to find compounds that functionally interact with orphan GPCRs. If any of these companies are able to achieve this for a given orphan GPCR before we do, we may be unable to establish a commercially valuable intellectual property position around that orphan GPCR. The failure of Omidria or any other future product that we may market to effectively compete with products marketed by our competitors would impair our ability to generate revenue, which would have a material adverse effect on our future business, financial condition and results of operations.
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
During the 12-month period ended September 30, 2014, our stock traded as high as $18.80 per share and as low as $6.92 per share. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors could include:

•	failure of Omidria or any of our product candidates, if approved, to achieve commercial success;

•	EMA actions related to our MAA submission for Omidria;

•	FDA or foreign regulatory actions related to Omidria or any of our product candidates, including the suspension by the FDA of our OMS824 Phase 2 clinical trial in Huntington’s disease;

•	results from our clinical development programs, including the data from our ongoing clinical development programs evaluating Omidria, OMS103, OMS824, OMS721 and PPARγ;

•	announcements regarding the progress of our preclinical programs, including without limitation our GPCR program;

•	quarterly variations in our results of operations or those of our competitors;

•	our ability to develop and market new and enhanced products on a timely basis;

•	announcements by us or our competitors of acquisitions, regulatory approvals, clinical milestones, new products, significant contracts, commercial relationships or capital commitments;

•	third-party coverage and reimbursement policies;

•	additions or departures of key personnel;

•	commencement of, our involvement in and resolution of litigation;

•	our ability to meet our repayment and other obligations under the Oxford/MidCap Loan Agreement;

•	the inability of our contract manufacturers to provide us with adequate commercial supplies of Omidria and our product candidates;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	changes in earnings estimates or recommendations by securities analysts;

•	any major change in our board or management;

•	general economic conditions and slow or negative growth of our markets; and

•	political instability, natural disasters, war and/or events of terrorism.
From time to time, we estimate the timing of the accomplishment of various commercial, scientific, clinical, regulatory and other product development goals or milestones. These milestones may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings. Also, from time to time, we expect that we will publicly announce the anticipated timing of some of these milestones. All of these milestones are based on a variety of assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If we do not meet these milestones as publicly announced, our stock price may decline and the commercialization of Omidria and our product candidates may be delayed.
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
Although we expect that we will need additional capital in the future, we cannot be certain that it will be available to us on acceptable terms, if at all, when required. Disruptions in the global equity and credit markets may limit our ability to access capital. To the extent that we raise additional funds by issuing equity securities, our shareholders would experience dilution, which may be significant and could cause the market price of our common stock to decline significantly. Any debt financing, if available, may restrict our operations similar to the Oxford/MidCap Loan Agreement, or in other ways. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the commercialization of Omidria or the development or commercialization of one or more of our product candidates or one or more of our other research and development initiatives. We also could be required to seek collaborators for one or more of our current or future products at an earlier stage than otherwise would be desirable or on terms that are less favorable than otherwise might be available or to relinquish or license on unfavorable terms our rights to technologies or products that we otherwise would seek to develop or commercialize ourselves. We also may have insufficient funds or otherwise be unable to advance our preclinical programs, such as potential new drug targets developed from our GPCR program, to a point where they can generate revenue through partnerships, collaborations or other arrangements. Any of these events could significantly harm our business and prospects and could cause our stock price to decline.
Future sales of shares by holders of outstanding warrants and options could cause our stock price to decline.
Approximately 9.3 million shares of common stock that are either subject to outstanding warrants or subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Unregistered Sales of Equity Securities. We issued 3,305 shares of our common stock upon the exercise of warrants to purchase 4,689 shares of our common stock in September 2014. We received proceeds of $37,828 from the cash exercise of 3,088 warrants upon payment of the cash exercise price of $12.25 per warrant. We also issued 217 shares of our common stock upon the cashless net exercise of 1,601 warrants. The warrants were issued on March 29, 2007 in connection with our Series E preferred stock financing in a transaction that was exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. We deemed the issuance of common stock upon the exercise of these warrants to be exempt from registration under the Securities Act under the same provisions. No underwriters were involved in the issuance of our common stock upon the exercise of warrants and no commissions were paid in connection with such issuances.

ITEM 6. EXHIBITS

Exhibit Number	Description
4.1*	Notice Regarding the Extension of the Expiration Date to March 29, 2015 of Warrants to Purchase up to an Aggregate of 192,789 Shares of Common Stock of the Registrant
12.1	Ratio of Earnings to Fixed Charges
31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on September 29, 2014 (File No. 001-34475).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEROS CORPORATION

Dated: November 10, 2014	/s/ Gregory A. Demopulos
Gregory A. Demopulos, M.D.
President, Chief Executive Officer and Chairman of the Board of Directors

Dated: November 10, 2014	/s/ Michael A. Jacobsen
Michael A. Jacobsen
Vice President, Finance, Chief Accounting Officer and Treasurer