Form 10-Q
period 2015-06-30
OMEROS CORP
filed 2015-08-10
CIK 1285819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
 ________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 5, 2015, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 37,885,698.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, which are subject to the “safe harbor” created by those sections for such statements. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical fact are “forward-looking statements.” Terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” and similar expressions and variations thereof are intended to identify forward-looking statements, but these terms are not the exclusive means of identifying such statements. Examples of these statements include, but are not limited to, statements regarding:

•
our plans for sales, marketing and distribution of Omidria® (phenylephrine and ketorolac injection) 1%/0.3% in the U.S. and for sales, marketing and distribution in the European Union and other international territories;

•	our ability to forecast accurately wholesaler demand as well as our estimates of charge-backs and rebates, distribution fees and estimated product returns;

•	our ability to enter into acceptable arrangements with potential corporate partners, including with respect to Omidria;

•	our expectations regarding the clinical, therapeutic and competitive benefits of Omidria and our product candidates;

•
our revenues and our estimate regarding how long our existing cash, cash equivalents and short-term investments will be sufficient to fund our anticipated operating expenses, capital expenditures and interest and principal payments on our outstanding notes;

•
our expectations regarding our exclusive license agreement related to OMS103 including, without limitation, the ability of our partner to manufacture and commercialize OMS103 and the commencement and subsequent continuation of product sales on which we will receive royalty revenue;

•
our ability to raise additional capital through the capital markets or through one or more corporate partnerships, equity offerings, debt financings, collaboration or licensing arrangements or asset sales;

•	our anticipation that we will rely on contract manufacturers to manufacture Omidria for commercial sale and develop and manufacture our product candidates;

•	our expectations about the commercial competition that Omidria and our product candidates may face;

•	our expectation that a patient assistance program and a commercial copay program will increase patient accessibility to Omidria;

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

OMEROS CORPORATION
FORM 10-Q FOR THE QUARTER ENDED June 30, 2015

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
OMEROS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$2,561	$354
Short-term investments	48,885	6,532
Receivables	3,071	392
Inventory	633	568
Prepaid expense	1,423	1,191
Other current assets	108	120
Total current assets	56,681	9,157
Property and equipment, net	789	782
Restricted cash	679	679
Other assets	488	472
Total assets	$58,637	$11,090

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$4,045	$4,915
Accrued expenses	6,757	7,070
Current portion of notes payable, net of discount	9,294	6,446
Total current liabilities	20,096	18,431
Notes payable, net of current portion and discount	21,477	26,263
Deferred rent	9,132	9,050
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 20,000,000 authorized; none issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, par value $0.01 per share, 150,000,000 authorized; 37,875,933 and 34,185,464 issued and outstanding at June 30, 2015 and December 31, 2014, respectively	379	342
Additional paid-in capital	370,948	285,050
Accumulated deficit	(363,395)	(328,046)
Total shareholders’ equity (deficit)	7,932	(42,654)
Total liabilities and shareholders’ equity	$58,637	$11,090
See notes to consolidated financial statements

OMEROS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Product sales, net	$3,125	$—	$3,363	$—
Grant revenue	62	45	212	145
Total revenue	3,187	45	3,575	145

Costs and expenses:
Cost of product sales	365	—	376	—
Research and development	10,900	12,407	20,218	24,424
Selling, general and administrative	7,889	4,855	16,878	8,622
Total costs and expenses	19,154	17,262	37,472	33,046
Loss from operations	(15,967)	(17,217)	(33,897)	(32,901)
Interest expense	(937)	(939)	(1,894)	(1,611)
Investment income and other income (expense), net	224	165	442	(121)
Net loss	$(16,680)	$(17,991)	$(35,349)	$(34,633)
Comprehensive loss	$(16,680)	$(17,991)	$(35,349)	$(34,633)
Basic and diluted net loss per share	$(0.44)	$(0.53)	$(0.95)	$(1.07)
Weighted-average shares used to compute basic and diluted net loss per share	37,846,832	33,933,356	37,165,196	32,415,198
See notes to consolidated financial statements

OMEROS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net loss	$(35,349)	$(34,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of assets	—	(9)
Depreciation and amortization	107	164
Stock-based compensation expense	4,898	3,417
Non-cash interest expense	442	331
Warrant modification expense	—	452
Changes in operating assets and liabilities:
Receivables	(2,679)	127
Prepaid expenses and other current and noncurrent assets	(293)	(1,064)
Accounts payable, accrued expenses and other	(1,229)	4,279
Deferred rent	82	525
Net cash used in operating activities	(34,021)	(26,411)
Investing activities:
Purchases of property and equipment, net	(114)	(2)
Purchases of investments	(79,403)	(58,844)
Proceeds from the sale and maturities of investments	37,050	35,634
Net cash used in investing activities	(42,467)	(23,212)
Financing activities:
Proceeds from issuance of common stock and pre-funded warrants, net of offering costs	79,076	37,754
Net proceeds from borrowings under notes payable	—	12,699
Payments on notes payable	(2,342)	(1,464)
Proceeds upon exercise of stock options and warrants	1,961	783
Net cash provided by financing activities	78,695	49,772
Net increase in cash and cash equivalents	2,207	149
Cash and cash equivalents at beginning of period	354	1,384
Cash and cash equivalents at end of period	$2,561	$1,533
Supplemental cash flow information
Cash paid for interest	$1,471	$1,188
Prepaid expenses not yet paid	$68	$—
See notes to consolidated financial statements

OMEROS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1—Organization and Significant Accounting Policies
Organization
We are a biopharmaceutical company committed to discovering, developing and commercializing both small-molecule and protein therapeutics for large-market as well as orphan indications targeting inflammation, coagulopathies and disorders of the central nervous system. Our first drug product Omidria has been approved by the United States (U.S.) Food and Drug Administration (FDA) for use during cataract surgery or intraocular lens (IOL) replacement. We commenced a controlled launch of Omidria to a small number of ambulatory surgery centers (ASCs) in the U.S. in February 2015. In April 2015, we initiated the broad U.S. launch of Omidria and began selling Omidria through wholesalers.
Basis of Presentation
Our condensed consolidated financial statements include the financial position and results of operations of Omeros Corporation and our wholly owned subsidiaries. All inter-company transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 includes all adjustments, which include normal recurring adjustments, necessary to present fairly our interim financial information. The Condensed Consolidated Balance Sheet at December 31, 2014 has been derived from our audited financial statements but does not include all of the information and footnotes required by GAAP.
The accompanying unaudited condensed consolidated financial statements and notes to condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the U.S. Securities and Exchange Commission (SEC) on March 16, 2015.
Revenue Recognition
Our revenues are comprised of product sales of Omidria and amounts earned for services under grants from the National Institutes of Health (NIH). Revenue is recognized when there is persuasive evidence that an arrangement exists, product title and risk of loss is passed to the customer or the service has been provided, the price is fixed or determinable and collection is reasonably assured. We record Omidria product revenue upon delivery to our wholesalers or upon shipment to the ASC or hospital for direct sales. Product sales to a wholesaler are not recorded if we determine that the wholesaler’s on-hand Omidria inventory, based on inventory information we regularly receive from our wholesalers, exceeds approximately eight weeks of projected demand. Product sales are recorded net of estimated charge-backs and rebates, distribution fees and estimated product returns utilizing a variety of information including our historical and projected payer mix, our historical experience as well as industry averages, sale-through and inventory on hand information received directly from wholesalers, changes in the overall marketplace, and the remaining shelf life of product we have previously sold. Accruals are established for these deductions when revenue is recognized, and actual amounts incurred are offset against the applicable accruals. We reflect each of these accruals as either a reduction in the related account receivable or as an accrued liability, depending on how the accrual is settled.
Product Sales, Net
Charge-backs and Rebates. During the second quarter of 2015, we entered into a Pharmaceutical Pricing Agreement with the Secretary of the U.S. Department of Health and Human Services, which enables entities that qualify for government pricing under the Public Health Services Act (PHSA) to receive discounts on their qualified purchases of Omidria. We have also entered into a Federal Supply Schedule (FSS) agreement under which certain U.S. government purchasers receive a discount on eligible purchases of Omidria. Under these agreements, our wholesalers forward a charge-back to us for the difference between wholesale acquisition cost (WAC) and the applicable discounted price. We identify the entities that purchase Omidria and which are eligible for FSS or PHSA pricing and, utilizing our historical charge-back information and projected payer mix, we record estimated charge-backs for these entities at the time of sale.
We have entered into a Medicaid Drug Rebate Agreement with the Centers for Medicare & Medicaid Services (CMS), which provides a rebate to participating states based on covered purchases of Omidria. We record estimated Medicaid rebates based on our payer mix and historical information for Omidria at the time of sale.

Distribution Fees and Product Returns. We pay our wholesalers a distribution fee for services they perform for us based on the dollar value of their purchases of Omidria. We record a provision against product sales for these charges at the time of sale to the wholesaler.
For all wholesalers, we allow for the return of product up to 12 months past its expiration date or for product that is damaged. In estimating product returns, we take into consideration our single-tier distribution model, our expectation that product is typically not held by the healthcare providers based on the frequency of their reorders, inventory in the wholesale channel, our return experience to date and historical industry return rates.
License Agreement Revenues
We have entered into an exclusive licensing agreement for OMS103 with Fagron Compounding Services, LLC, d/b/a Fagron Sterile Services and JCB Laboratories, LLC (collectively, Fagron). Under the terms of the license agreement, Fagron will manufacture and commercialize OMS103 in the U.S. and will pay Omeros royalties generated from sales of licensed products related to OMS103 plus milestone payments on reaching certain aggregate sales thresholds. Royalty revenues, of which there were none as of June 30, 2015, will be recognized as revenue when Fagron reports its relevant product sales to us. Aggregate revenue milestones will be recognized as revenue if and when the related sales threshold is achieved.
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
Liquidity and Capital Resources
As of June 30, 2015, we had $51.4 million in cash, cash equivalents and short-term investments. We believe that our existing cash, cash equivalents and short-term investments and revenues, together with capital that we may have the opportunity to raise through public or private equity securities sales, through the issuance of additional debt, through corporate partnerships, through asset sales or through the pursuit of collaborations and licensing arrangements related to certain of our programs will be sufficient to fund our anticipated operating expenses, capital expenditures and interest and principal payments on our outstanding notes for at least the next 12 months. If we are unable to raise capital as and when needed, or upon acceptable terms, such failure would have a significant negative impact on our financial condition.
Inventory
Inventory is stated at the lower of cost or market determined on a specific identification basis in a manner which approximates the first-in, first-out (FIFO) method. Costs include amounts related to third-party manufacturing, transportation, internal labor and overhead. Capitalization of costs as inventory begins when the product candidate receives regulatory approval in the U.S. or the European Union (EU), which for Omidria began upon U.S. regulatory approval in May 2014. We expense inventory costs related to product candidates as research and development expenses prior to receiving regulatory approval in the respective territory. Inventory is reduced to net realizable value by reserving for excess and obsolete inventories based on forecasted demand. As of June 30, 2015, all inventory is finished goods for Omidria.
Segments
We operate in one segment. Management uses cash flow as the primary measure to manage our business and does not segment our business for internal reporting or decision-making.
Recent Accounting Pronouncements
In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-11 related to simplifying the measurement of inventory. This standard requires inventory to be measured at the lower of cost or net realizable value. This standard must be applied prospectively and is effective for all annual and interim periods beginning after December 15, 2016. Earlier application is permitted as of the beginning of an interim or annual reporting period. This standard will not have a material impact on the presentation of the Company’s financial position.
In April 2015, the FASB issued ASU No. 2015-03 related to simplifying the presentation of debt issuance costs. This standard requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction to the liability. This standard is effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. We are currently evaluating in which period we will transition and the presentation of the debt liability on our balance sheet following such transition, as well as how related disclosures will be impacted. The disclosures required are those applicable for a change in accounting principle.
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
In May 2014, the FASB issued ASU No. 2014-09 related to the recognition of revenue that supersedes existing guidance. This standard clarifies the principles for recognizing revenue utilizing a five-step process. This standard must be applied retroactively to each prior reporting period presented or retrospectively with the cumulative effect of applying the standard recognized in the period adopted. The standard is effective for interim and annual periods beginning after December 15, 2017 and cannot be adopted before that effective date. We are currently evaluating the impact that this standard may have on our financial statements once it is adopted.

Note 2—Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common share equivalents outstanding for the period, determined using the treasury-stock method.
The basic and diluted net loss per share amounts for the three and six months ended June 30, 2015 and 2014 were computed based on the shares of common stock outstanding during the respective periods. Potentially dilutive securities excluded from the diluted loss per share calculation are as follows:

	June 30,
	2015	2014
Outstanding options to purchase common stock	8,427,501	6,814,963
Warrants and pre-funded warrants to purchase common stock	1,149,249	609,016
Total	9,576,750	7,423,979

Note 3—Cash, Cash Equivalents and Investments
As of June 30, 2015 and December 31, 2014, all investments are classified as short-term and available-for-sale on the accompanying Condensed Consolidated Balance Sheets. We did not own any securities with unrealized loss positions as of June 30, 2015 or December 31, 2014. Investment income consists primarily of interest earned.

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
Our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	June 30, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money-market funds classified as non-current restricted cash	$679	$—	$—	$679
Money-market funds classified as short-term investments	48,885	—	—	48,885
Total	$49,564	$—	$—	$49,564

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money-market funds classified as non-current restricted cash	$679	$—	$—	$679
Money-market funds classified as short-term investments	6,532	—	—	6,532
Total	$7,211	$—	$—	$7,211
Cash held in demand deposit accounts of $2.6 million and $354,000 is excluded from our fair-value hierarchy disclosure as of June 30, 2015 and December 31, 2014, respectively. There were no unrealized gains and losses associated with our short-term investments as of June 30, 2015 or December 31, 2014. The carrying amounts reported in the accompanying Condensed Consolidated Balance Sheets for receivables, accounts payable and other current monetary assets and liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments.

Note 5—Accrued Liabilities
Accrued liabilities consisted of the following:

	June 30, 2015	December 31, 2014
	(In thousands)
Employee compensation	$2,095	$2,421
Contract research	1,636	1,280
Consulting and professional fees	1,600	1,952
Clinical trials	630	828
Other accruals	796	589
Total accrued liabilities	$6,757	$7,070

Note 6—Notes Payable
In March 2014, we entered into a Loan and Security Agreement (the Oxford/MidCap Loan Agreement) with Oxford Finance LLC (Oxford) and MidCap Financial SBIC, LP (MidCap) pursuant to which we borrowed $32.0 million of which $29.7 million is outstanding as of June 30, 2015. We used approximately $19.1 million of the loan proceeds to repay all of the amounts owed by us under our then outstanding loan from Oxford and, after deducting loan initiation costs, we received $12.7 million in net proceeds. The Oxford/MidCap Loan Agreement provided for interest-only payments at an annual rate of 9.25% through March 1, 2015. Beginning April 1, 2015, monthly principal and interest payments of $1.0 million are due through the maturity date of March 1, 2018. In addition, the Oxford/MidCap Loan Agreement requires payment of a $2.2 million loan maturity fee upon full repayment of the loan. We may prepay the outstanding principal balance in its entirety at any time if we pay an additional fee equal to 1.0% of the then-outstanding principal balance, which would be waived if we refinance the indebtedness with Oxford and MidCap and pay the loan maturity fee. As security under the Oxford/MidCap Loan Agreement, we granted Oxford, as collateral agent for the lenders, a security interest in substantially all of our assets, excluding intellectual property.
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

As of June 30, 2015, the remaining unamortized discount and debt issuance costs associated with the debt were $1.3 million and $196,000, respectively, and are being amortized to interest expense using the effective interest method through the loan maturity date.

Note 7—Commitments and Contingencies
Real Estate Obligations
We lease office and laboratory spaces in The Omeros Building. The initial term of the lease ends in November 2027 and we have two options to extend the lease term, each by five years. As of June 30, 2015, the remaining aggregate non-cancelable rent payable under the initial term of the lease was approximately $56.5 million. The deferred rent balance relates to rent deferrals since the inception of our lease and is being amortized to research and development as well as selling, general and administrative expense on a straight-line basis through the initial term of the lease.
Contracts
We have an agreement with Ventiv Commercial Services, LLC (inVentiv) for field sales representatives and related sales operation services for Omidria in the U.S. We can terminate the agreement upon 30 days written notice if Omidria is withdrawn from the market for any reason or a regulatory agency acts to prevent or materially restrict the sale of Omidria, or upon 90 days written notice at any time subsequent to January 2016. As of June 30, 2015, our commitment under the agreement is approximately $630,000 per month through January 2016 and $315,000 per month thereafter through June 2016.
We have a non-exclusive agreement with Patheon Manufacturing Services LLC (Patheon) for commercial supply of Omidria through December 31, 2015. Pursuant to the terms of the contract, we are required to provide a monthly, non-binding production forecast covering the term of the contract. Upon submission of the monthly forecast, a portion of the forecast becomes a firm purchase commitment. In the event we do not purchase the quantities included in the firm purchase commitment, we would owe a cancellation fee. As of June 30, 2015, we had a firm purchase commitment requiring payment of approximately $230,000.
In October 2014, we entered into a non-exclusive agreement with Hospira S.p.A and Hospira Worldwide, Inc. (together, Hospira) for commercial supply of Omidria. We have no firm purchase commitments under this agreement until, in connection with the commencement of commercial manufacturing of Omidria by Hospira, we provide monthly rolling forecasts that will be used to calculate our firm purchase commitment. We have not commenced commercial manufacturing of Omidria by Hospira as of June 30, 2015 and, therefore, we do not currently have any firm purchase commitments outstanding under this agreement.
Development Milestones and Product Royalties
We have retained control of worldwide commercial rights to Omidria, to all of our product candidates and to our programs other than OMS103. We potentially owe certain development milestones and sales-based royalties on commercial sales of certain product candidates within our pipeline. These are low single-digit royalties based on net sales or net income as more fully described in our 2014 Annual Report on Form 10-K filed with the SEC on March 16, 2015.
Hatch-Waxman Filing
On July 27, 2015, we received notice from Par Pharmaceuticals, Inc. and its subsidiary, Par Sterile Products, LLC (Par) that Par has filed an Abbreviated New Drug Application containing a Paragraph IV certification under the Hatch-Waxman Act seeking approval from the FDA to market a generic version of Omidria prior to the expiration of three patents listed in the Approved Drug Products with Therapeutic Equivalence Evaluations published by the FDA, or Orange Book. We are currently reviewing the details of Par’s notice letter.

Note 8—Shareholders’ Equity
Common Stock
In February 2015, we sold 3.4 million shares of our common stock at a public offering price of $20.03 and sold pre-funded warrants to purchase up to 749,250 shares of our common stock at a public offering price of $20.02 per pre-funded warrant share. The public offering price for the pre-funded warrants was equal to the public offering price of our common stock, less the $0.01 per share exercise price of each pre-funded warrant. If not exercised, the pre-funded warrants will expire on February 3, 2022. After deducting underwriter discounts and offering expenses of $4.9 million, we received net proceeds from the offering of $79.1 million.

In March 2014, we sold 3.5 million shares of our common stock at a public offering price of $11.50 per share. After deducting offering expenses and underwriter discounts of $2.5 million, we received net proceeds from the transaction of $37.8 million.
Warrants
The following table summarizes our total outstanding warrants as of June 30, 2015, which have a weighted average exercise price of $10.45:

Outstanding At June 30, 2015	Expiration Date	Exercise Price ($)
133,333	October 21, 2015	20.00
133,333	October 21, 2015	30.00
133,333	October 21, 2015	40.00
749,250	February 3, 2022	0.01
1,149,249
In each of March 2014 and September 2014, we extended the expiration dates of warrants to purchase approximately 197,000 shares of our common stock at an exercise price of $12.25 per share by six months that, collectively, extended the final expiration date of these warrants to March 29, 2015. We evaluated the fair value of the warrants before and after each modification and for the three months ended March 31, 2014, we recorded the $452,000 change in fair value as other expense in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss. Prior to the March 29, 2015 expiration date, we received proceeds of $1.4 million during the six months ended June 30, 2015 upon the exercise of approximately 136,000 of these warrants.

Note 9—Stock-Based Compensation
On January 1, 2015, in accordance with provisions of our 2008 Equity Incentive Plan, the authorized shares available for grant were increased by 1,709,273 shares. As of June 30, 2015, a total of 10,200,180 shares were reserved for issuance under our stock plans, of which 1,772,679 were available for future grants.
The fair value of each option grant to employees and directors is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were applied to employee and director stock option grants during the periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Estimated weighted-average fair value	$12.63	$8.20	$12.97	$8.20
Weighted-average assumptions
Expected volatility	69%	80%	70%	80%
Expected term, in years	5.9	5.9	5.9	5.9
Risk-free interest rate	1.71%	1.88%	1.61%	1.88%
Expected dividend yield	—%	—%	—%	—%
Stock-based compensation expense includes amortization of stock options granted to employees and non-employees and has been reported in our Condensed Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Research and development	$1,229	$901	$2,554	$1,911
Selling, general and administrative	1,151	729	2,344	1,506
Total	$2,380	$1,630	$4,898	$3,417

Stock option activity for all stock plans and related information is as follows:

	Options Outstanding	Weighted- Average Exercise Price per Share	Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Balance at December 31, 2014	8,364,469	$7.52
Granted	218,325	20.74
Exercised	(112,398)	4.66
Forfeited	(42,895)	13.52
Balance at June 30, 2015	8,427,501	$7.87	6.60	$85,881
Vested and expected to vest at June 30, 2015	8,161,248	$7.74	6.53	$84,159
Exercisable at June 30, 2015	5,774,601	$6.16	5.59	$68,300
At June 30, 2015, there were 2,652,900 unvested options outstanding that will vest over a weighted-average period of 2.3 years. Excluding non-employee stock options, the total estimated compensation expense to be recognized in connection with these options is $16.4 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
Overview
We are a biopharmaceutical company committed to discovering, developing and commercializing both small-molecule and protein therapeutics for large-market as well as orphan indications targeting inflammation, coagulopathies and disorders of the central nervous system. Our marketed drug product Omidria is currently being sold in the U.S. for use during cataract surgery or intraocular lens, or IOL, replacement surgery. Omidria is derived from our proprietary PharmacoSurgery® platform, which is designed to improve clinical outcomes of patients undergoing ophthalmological, arthroscopic, urological and other surgical procedures. Our proprietary PharmacoSurgery platform is based on low-dose combinations of U.S. Food and Drug Administration-approved, or FDA-approved, therapeutic agents delivered directly to the surgical site throughout the duration of the procedure to inhibit preemptively inflammation and other problems caused by surgical trauma and to provide clinical benefits both during and after surgery. In June 2015 we entered into an exclusive licensing agreement for the production and commercialization in the U.S. of our arthroscopy product OMS103, which is also derived from our PharmacoSurgery platform. We also have five clinical-stage development programs in our pipeline, which includes a diverse group of preclinical programs as well as two additional platforms: one capable of unlocking new G protein-coupled receptor, or GPCR, drug targets and the other used to generate antibodies. For Omidria and each of our product candidates and our programs, other than OMS103, we have retained control of all commercial rights.
Products, Product Candidates and Development Programs
Products
Omidria is approved by the FDA for use during cataract surgery or IOL replacement surgery to maintain pupil size by preventing intraoperative miosis (pupil constriction) and to reduce postoperative ocular pain. We commenced a controlled launch of Omidria to a small number of ambulatory surgery centers, or ASCs, in the U.S. in February 2015. In April 2015 we initiated the broad U.S. launch of Omidria and began selling Omidria primarily through wholesalers which, in turn, sell to ASCs and hospitals. The Centers for Medicare and Medicaid Services, or CMS, has granted transitional pass-through reimbursement status for Omidria, which we expect to run through December 31, 2017. Pass-through status allows for separate payment under Medicare Part B for new drugs and other medical technologies that meet well-established criteria specified by federal regulations governing Medicare spending. Coverage for Omidria has been confirmed for one-hundred percent (100%) of Medicare Administrative Contractors across all U.S. states and Puerto Rico. In addition, we have confirmed coverage for Omidria with nearly all of the thirty largest commercial third-party payers in the U.S. To increase patient accessibility to Omidria, we are establishing both a patient assistance program to assist government-insured patients meeting certain financial criteria as well a commercial copay program whereby we will financially assist patients whose commercial coverage inadequately reimburses for Omidria. We have also entered into a Pharmaceutical Pricing Agreement with the Secretary of Health and Human Services, which enables certain entities that qualify for government pricing under the Public Health Services Act to receive discounts on their qualified purchases of Omidria, and a Federal Supply Schedule, or FSS, agreement, under which certain U.S. government purchasers receive a discount on eligible purchases of Omidria. On July 27, 2015, we received notice from Par Pharmaceuticals, Inc. and its subsidiary, Par Sterile Products, LLC, together Par, that Par has filed an Abbreviated New Drug Application, or ANDA, containing a Paragraph IV certification under the Hatch-Waxman Act seeking approval from the FDA to market a generic version of Omidria prior to the expiration of three patents listed in the Approved Drug Products with Therapeutic Equivalence Evaluations published by the FDA, or Orange Book. We are currently reviewing the details of Par’s notice letter.
In July 2015 we received approval from the European Commission, or EC, to market Omidria in all EU member states plus Iceland, Lichtenstein and Norway for use during cataract surgery and other IOL replacement procedures to maintain mydriasis (pupil dilation), prevent miosis (pupil constriction), and reduce postoperative eye pain. Decisions about price and reimbursement for Omidria are made on a country-by-country basis and will be required before marketing may occur in a particular country. In the EU and other international territories, we plan to enter into one or more partnerships for the marketing and distribution of Omidria.
On June 9, 2015, we entered into an exclusive licensing agreement, or the OMS103 Agreement, with Fagron Compounding Services, LLC, d/b/a Fagron Sterile Services, and JCB Laboratories, LLC, or collectively Fagron, a FDA-registered human drug outsourcing facility, under which Fagron will produce on a registered basis and commercialize OMS103 in the U.S. OMS103 has been developed for use during all arthroscopic procedures, including knee and shoulder arthroscopy, and completed Phase 3 trials in patients undergoing arthroscopic anterior cruciate ligament reconstruction and arthroscopic partial meniscectomy. Pursuant to the OMS103 Agreement, we granted Fagron an exclusive, royalty-free license to the OMS103 intellectual property, manufacturing information and clinical data to manufacture and commercialize OMS103 in the U.S. Under the terms of the OMS103 Agreement, we will receive payments representing a substantial majority of OMS103 product sales within the U.S. We are also eligible to receive up to an aggregate total of $10 million in potential payments upon the achievement of specific commercial milestones and as revenue-share enhancement on early sales. Any potential revenue under this agreement will be dependent on Fagron’s ability to commercialize OMS103 successfully, including its continuing to meet regulatory requirements pertaining to registered outsourcing production as may be promulgated by the FDA. Fagron is obligated to meet performance diligence requirements including the commencement of commercial sales of OMS103 in 2015, to bear all sales and marketing costs, and to meet annual sales volume minimums. We have discontinued our clinical development program with respect to OMS103 in the U.S. and will not incur any further costs related to OMS103 other than maintaining the licensed intellectual property, in connection with OMS103.
Product Candidates
We have a pipeline of development programs targeting immune-related disorders, pain, inflammation, coagulopathies and disorders of the central nervous system. We have the following five clinical-stage programs in our pipeline: (1) our lead MASP-2 antibody OMS721, which is in a Phase 2 clinical program in patients with complement-mediated thrombotic microangiopathies, or TMAs. OMS721 has received Orphan Drug designation for the prevention (inhibition) of complement-mediated TMAs and Fast Track designation for the treatment of patients with atypical hemolytic uremic syndrome, or aHUS, a form of TMA. Based on results seen in patients participating in the Phase 2 trial, investigator-requested extended access to OMS721 is now available for compassionate use to European patients with TMAs; (2) our Phase 2 program evaluating our lead phosphodiesterase 10, or PDE10, inhibitor OMS824 for the treatment of Huntington’s disease, in which clinical trials are currently suspended pending further discussion with the FDA regarding an observation from a nonclinical study in rats. OMS824 has received Orphan Drug designation for the treatment of Huntington’s disease and Fast Track designation for the treatment of cognitive impairment in patients with Huntington’s disease; (3) our Phase 2 program evaluating OMS824 for the treatment of schizophrenia, in which clinical trials are currently suspended pending such further discussion; (4) our PPARγ program in which two Phase 2 clinical trials have been conducted by our collaborators to evaluate a PPARγ agonist, alone or in combination with other agents, for treatment of addiction to opioids and to nicotine; and (5) our PharmacoSurgery product candidate OMS201 for use during urological procedures, including uroendoscopic procedures, which completed a Phase 1/Phase 2 clinical trial in 2010 and is not currently in active clinical trials.
Development Programs
Our preclinical programs include: (1) our PDE7 program in which we are developing proprietary compounds to treat addiction and compulsive disorders as well as movement disorders; (2) our Plasmin program in which we are advancing novel antifibrinolytic agents for the control of blood loss during surgery or resulting from trauma as well as for other hyperfibrinolytic states (e.g., liver disease); (3) our MASP-3 program in which we are developing MASP-3 inhibitors for the treatment of disorders related to the alternative pathway of the complement system; and (4) our orphan GPCR program in which we are identifying inhibitors of GPR17 linked to myelin formation, GPR101 linked to obesity, GPR151 linked to neuropathic pain and GPR161 linked to cancer. We also have two additional platforms: one used to generate antibodies and the other capable of unlocking new GPCR drug targets.
Financial Summary
We recognized net losses of $16.7 million and $18.0 million for the three months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, our accumulated deficit was $363.4 million, total shareholders’ equity was $7.9 million and we had $51.4 million in cash, cash equivalents and short-term investments.

Results of Operations
Revenue
Our revenue consists of net product sales of Omidria, which began with a controlled launch in February 2015 followed by a broader launch in April 2015, and revenue recognized in connection with grant funding from third parties.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Product sales, net	$3,125	$—	$3,363	$—
Small Business Innovative Research Grants (SBIR)	62	45	212	145
Total revenue	$3,187	$45	$3,575	$145
The increase in revenue during the three and six months ended June 30, 2015 compared to the same periods in 2014 was due to the initiation of U.S. sales of Omidria.
Product Sales, Net
We record Omidria product revenue upon delivery to our wholesalers or upon shipment for direct sales. Omidria product sales to an individual wholesaler are not recorded as revenue if we determine that particular wholesaler’s inventory of Omidria, based on inventory information we regularly receive from our wholesalers exceeds eight weeks of projected demand. As of June 30, 2015, overall Omidria inventory in the wholesaler channel was that of approximately one month.
We record Omidria product sales net of estimated charge-backs, rebates, distribution fees, and product returns. These deductions to gross product sales are generally referred to as gross-to-net deductions. A summary of our 2015 gross-to-net provision, net of payments, is as follows:

	Charge-backs and Rebates	Distribution Fees and Product Return Allowances	Total
	(In thousands)
Balance as of December 31, 2014	$—	$—	$—
Provision related to current period sales	60	140	200
Payments/credits for current period sales	—	(60)	(60)
Balance as of June 30, 2015	$60	$80	$140
During the second quarter of 2015, we entered into agreements with various entities that include certain mandatory government discounts or rebates on eligible purchases of Omidria. We identify the entities that purchase Omidria and which are eligible for discounted pricing or rebates and, utilizing our historical charge-back information and projected payer mix, we estimate charge-backs and rebates for these entities at the time of sale to the wholesaler. As of June 30, 2015, we had not entered into any other contracts that would lead to charge-backs or rebates. We expect future gross-to-net deductions to fluctuate based on the volume of purchases eligible for government-mandated discounts and rebates.
We pay our wholesalers a distribution fee for services that they perform for us based on the dollar value of their purchases of Omidria. We record a provision against product sales for these charges at the time of sale to the wholesaler. We expect this provision amount to fluctuate in correlation with gross product sales.
For all wholesalers, we allow for the return of product up to 12 months past its expiration date or for product that is damaged. In estimating product returns, we take into consideration our single-tier distribution model, our expectation that product is typically not held by the healthcare providers based on the frequency of their reorders, inventory in the wholesale channel, our experience to date and historical industry return rates.
License Agreement Revenues
In June 2015, we entered into the OMS103 Agreement with Fagron. Under the terms of this license agreement, Fagron will manufacture and commercialize OMS103 in the U.S. and will pay Omeros royalties generated from sales of OMS103 licensed products plus milestone payments on reaching certain aggregate sales thresholds. Royalty revenues, of which there were none as of June 30, 2015, will be recognized as revenue when Fagron reports its OMS103 product sales to us. Aggregate revenue milestones will be recognized as revenue if and when the related sales threshold is achieved.

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
The following table illustrates our expenses associated with these activities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Direct external expenses:
Clinical research and development:
OMS721	$3,152	$2,582	$4,394	$4,615
Omidria	974	1,316	1,727	2,455
OMS824	518	3,141	1,051	6,760
Other clinical programs	10	19	18	42
Total clinical research and development	4,654	7,058	7,190	13,872
Preclinical research and development	327	677	829	991
Total direct external expenses	4,981	7,735	8,019	14,863

Internal, overhead and other expenses	4,690	3,771	9,645	7,650
Stock-based compensation expense	1,229	901	2,554	1,911
Total research and development expenses	$10,900	$12,407	$20,218	$24,424
The decrease in total research and development expenses during the three and six months ended June 30, 2015 compared to the same periods in 2014 was due primarily to reduced costs for our OMS824 program. During the first quarter of 2014, we manufactured material for the OMS824 Phase 1 and Phase 2 clinical trials. We also incurred Phase 1 and Phase 2 clinical trial costs in 2014 until the suspension of clinical enrollment in August 2014. Our OMS824 program continues to incur costs primarily due to toxicology studies and consulting. Additional decreases included lower clinical trial costs for Omidria.
These decreases were partially offset by increases in internal, overhead and other expenses due to increased headcount, and stock-based compensation expense due to annual company-wide option grants approved in October 2014. Additionally, for the three months ended June 30, 2015 compared to the same period in 2014, costs for OMS721 increased in connection with manufacturing and clinical research and development. We anticipate research and development costs will increase during the remainder of this year due to planned clinical manufacturing and clinical study activities.
At this time, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates due to the inherently unpredictable nature of our preclinical and clinical development activities and given the early stage of many of our preclinical development programs. Clinical development timelines, the probability of success and development costs can differ materially as expectations change. While we are focused currently on advancing our product development programs, our future research and development expenses will depend, in part, on the preclinical or clinical success of each product candidate as well as ongoing assessments of each program’s commercial potential. Our future research and development expenses might also depend on the commercial success of Omidria as well as royalty payments from Fagron with respect to OMS103 sales. In addition, we cannot forecast with any degree of certainty which product candidates, if any, may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.
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
Selling, General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Selling, general and administrative expenses, excluding stock-based compensation expense	$6,738	$4,126	$14,534	$7,116
Stock-based compensation expense	1,151	729	2,344	1,506
Total selling, general and administrative expenses	$7,889	$4,855	$16,878	$8,622
The increase in selling, general and administrative expenses during the three and six months ended June 30, 2015 compared to the same periods in 2014 was primarily due to sales and marketing costs incurred in connection with the sales force, tradeshows and events and legal costs to support the market launch of Omidria. The increase in stock-based compensation expense was primarily due to annual company-wide option grants approved in October 2014, increasing expense during the three and six months ended June 30, 2015 compared to the same periods in the prior year.
Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Interest expense	$937	$939	$1,894	$1,611
The increase in interest expense during the six months ended June 30, 2015 was due to incremental borrowing under the Loan and Security Agreement, or the Oxford/MidCap Loan Agreement, with Oxford Finance LLC, or Oxford, and MidCap Financial SBIC, LP, or MidCap, in March 2014. We increased the aggregate amount of our outstanding indebtedness by approximately $12.7 million as a result of entering into this agreement. There was no substantial change in interest expense during the three months ended June 30, 2015 compared to the same quarter in the prior year due to the timing of our entry into the Oxford/Midcap Loan Agreement in March 2014 and the interest-only payments until April 1, 2015.
Investment Income and Other Income (Expense), Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Investment income and other income (expense), net	$224	$165	$442	$(121)
Investment income and other income (expense), net includes investment, interest and sublease rental income, and for the six month period ended June 30, 2014 also included non-cash charges associated with warrant modifications. The balance in investment income and other income (expense), net for the three months ended June 30, 2015 compared to the same quarter in the prior year, was primarily sublease rental income.
The balance in investment income and other income (expense), net for the six months ended June 30, 2015 compared to the same period in the prior year, was primarily sublease rental income and a $452,000 expense charge incurred in March 2014 as a result of our extending the exercise period of warrants to purchase 197,000 shares of our common stock by six months.

Financial Condition - Liquidity and Capital Resources
As of June 30, 2015, we had $51.4 million in cash, cash equivalents and short-term investments that are held principally in interest-bearing instruments, including money-market accounts. Cash in excess of our immediate requirements is invested in accordance with established guidelines intended to preserve principal and maintain liquidity.
We believe that our existing cash, cash equivalents and short-term investments and revenues, together with capital that we may have the opportunity to raise through public or private equity securities sales, through the issuance of additional debt, through corporate partnerships, through asset sales or through the pursuit of collaborations and licensing arrangements related to certain of our programs, will be sufficient to fund our anticipated operating expenses, capital expenditures and interest and principal payments on our outstanding notes for at least the next 12 months. If we are unable to raise capital as and when needed, or upon acceptable terms, such failure would have a significant negative impact on our financial condition. Should it be necessary to manage our operating expenses, we would reduce our projected capital requirements through reduction of our expenses by delaying clinical trials, reducing selected research and development efforts, or implementing other restructuring activities.

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Selected cash flow data
Cash provided by (used in):
Operating activities	$(34,021)	$(26,411)
Investing activities	(42,467)	(23,212)
Financing activities	78,695	49,772
Operating Activities. Net cash used in operating activities increased by $7.6 million for the six months ended June 30, 2015 compared to the same period in 2014. This increase was primarily due to the $8.0 million net change in cash used in operating assets and liabilities, primarily due to decreased accounts payable and accrued expenses, offset by an increase in our non-cash charges of $1.1 million primarily due to an increase in stock compensation expense. In addition, our net loss increased by $716,000, contributing to the increase in net cash used.
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
Net cash used in investing activities in the six months ended June 30, 2015 was $42.5 million, an increase of $19.3 million from 2014, primarily due to the purchase of short-term investments with the $79.1 million of net proceeds received from the sale of common stock and pre-funded warrants in our public offering in February 2015. These purchases were partially offset by the sale of $37.1 million of short-term investments to provide cash for operating activities.
Financing Activities. Net cash provided by financing activities in the six months ended June 30, 2015 was $78.7 million, an increase of $28.9 million over the same period in 2014 primarily due to the $79.1 million of net proceeds received from the sale of 3.4 million shares of common stock and pre-funded warrants to purchase 749,250 shares of common stock in our public offering in February 2015. During the 2014 period, cash was primarily provided by the $37.8 million of net proceeds from the sale of 3.5 million shares of common stock in our public offering and the net additional borrowings of $12.7 million under the Oxford/MidCap Loan Agreement.

Contractual Obligations and Commitments
The following table presents a summary of our contractual obligations and commitments as of June 30, 2015:

	Payments Due Within
	1 Year	2-3 Years	4-5 Years	More than 5 Years	Total
	(In thousands)
Operating leases	$4,055	$8,360	$8,701	$35,497	$56,613
Capital leases (principal and interest)	54	104	25	—	183
Notes payable (principal and interest)	12,256	21,448	—	—	33,704
Goods & services	6,333	—	—	—	6,333
Total	$22,698	$29,912	$8,726	$35,497	$96,833
Operating Leases
We lease our office and laboratory space in The Omeros Building under a lease agreement with BMR-201 Elliott Avenue LLC. The initial term of the lease ends in November 2027 and we have two options to extend the lease term, each by five years. As of June 30, 2015, the remaining aggregate non-cancelable rent payable under the initial term of the lease was approximately $56.5 million.
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
Goods & Services
In June 2014, we entered into an agreement with Ventiv Commercial Services, LLC, or inVentiv, for field sales representatives and related sales operation services for the U.S. commercial launch of Omidria. In October 2014, we amended the agreement to add additional sales representatives in the U.S. As of June 30, 2015, we had a monthly commitment of approximately $630,000 under the agreement and related amendment through January 2016 and $315,000 per month thereafter through June 2016. We can terminate the agreement upon 30 days written notice if Omidria is withdrawn from the market for any reason or a regulatory agency acts to prevent or materially restrict the sale of Omidria, or upon 90 days written notice at any time subsequent to January 2016 for the original group of sales representatives and subsequent to June 2016 for the remaining sales representatives. The $6.3 million of estimated costs for this agreement through June 2016 are included in the table above.
We have a non-exclusive agreement with Patheon Manufacturing Services LLC, or Patheon, for commercial supply of Omidria through December 31, 2015. We are required to provide a monthly, non-binding production forecast covering the term of the contract. Upon submission of the monthly forecast, a portion of the forecast becomes a firm purchase commitment. In the event we do not purchase the quantities included in the firm purchase commitment, we would owe a cancellation fee. The firm purchase commitment of approximately $230,000 as of June 30, 2015 is included in the table above.
We may also be required, in connection with in-licensing or asset acquisition agreements, to make certain royalty and milestone payments and we cannot, at this time, determine when or if the related milestones will be achieved or whether the events triggering the commencement of payment obligations will occur. Therefore, such payments are not included in the table above. See Note 8 to our Consolidated Financial Statements in our 2014 Annual Report on Form 10-K filed with the SEC on March 16, 2015 for a description of the agreements that include these royalty and milestone payment obligations.

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

Revenue Recognition
Our revenues are comprised of product sales of Omidria and amounts earned for services under grants from the National Institutes of Health, or NIH. Revenue is recognized when there is persuasive evidence that an arrangement exists, product title and risk of loss is passed to the customer or the service has been provided, the price is fixed or determinable and collection is reasonably assured. We record Omidria product revenue upon delivery to our wholesalers or upon shipment to the ASC or hospital for direct sales. Product sales to a wholesaler are not recorded if we determine that the wholesaler’s on-hand Omidria inventory, based on inventory information we regularly receive from our wholesalers, exceeds approximately eight weeks of projected demand. As of June 30, 2015, overall Omidria inventory in the wholesaler channel was that of approximately one month. Product sales are recorded net of estimated charge-backs and rebates, distribution fees and estimated product returns utilizing a variety of information including our historical and projected payer mix, our historical experience as well as industry averages, sale-through and inventory on-hand information received directly from wholesalers, changes in the overall marketplace, and the remaining shelf life of product that we have previously sold. Accruals are established for these deductions when revenue is recognized and actual amounts incurred are offset against the applicable accruals. We reflect each of these accruals as either a reduction in the related account receivable or as an accrued liability, depending on how the accrual is settled.
Product Sales, Net
Charge-backs and Rebates. We have entered into agreements with various entities that include certain contractual discounts or rebates on eligible purchases of Omidria. Under certain agreements, our wholesalers forward a charge-back to us for the difference between wholesale acquisition cost, or WAC, and the applicable discounted price. We identify the entities that purchase Omidria and which are eligible for discounted pricing or rebates and, utilizing our historical charge-back information and projected payer mix, we estimate charge-backs and rebates for these entities.
We have entered into a Medicaid Drug Rebate Agreement with CMS that provides a rebate to participating states based on covered purchases of Omidria. We estimate Medicaid rebates based on our payer mix and historical information for Omidria.
Distribution Fees and Product Return Allowances. We pay our wholesalers a distribution fee for services that they perform for us based on the dollar value of their purchases of Omidria. We record a provision against product sales for these charges at the time of sale to the wholesaler.
For all wholesalers, we allow for the return of product up to 12 months past its expiration date or for product that is damaged. In estimating product returns, we take into consideration our single-tier distribution model and our belief that product is typically not held by the healthcare providers based on the frequency of their reorders. We also consider inventory in the wholesale channel, our return experience to date and historical industry return rates.
For a more detailed listing of our other critical accounting policies and significant judgments and estimates, refer to our 2014 Annual Report on Form 10-K filed with the SEC on March 16, 2015.

Off-Balance Sheet Arrangements
We have not engaged in any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk is primarily confined to our investment securities and notes payable. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in high-credit-quality securities. As of June 30, 2015, we had cash, cash equivalents and short-term investments of $51.4 million. In accordance with our investment policy, we invest funds in highly liquid, investment-grade securities. These securities in our investment portfolio are not leveraged and are classified as available-for-sale. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates and, with our current portfolio of short term investments, we are not exposed to potential loss due to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2015. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the second quarter of 2015, we entered into various agreements that include government discounts or rebates on eligible purchases of Omidria. We have implemented internal systems and controls associated with monitoring inventory in the supply channel and processing and accounting for the charge-backs and rebates associated with these agreements. Other than these changes, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Omidria is our only product that has been approved by the FDA for commercial sale in the U.S. and broad-based product sales began in April 2015. We may not be able to successfully commercialize Omidria or any product candidate, if approved, for a number of reasons, including:

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

•
pricing, reimbursement and coverage policies of government and private payers such as Medicare, Medicaid, the Department of Veterans Affairs, or VA, group purchasing organizations, insurance companies, health maintenance organizations and other plan administrators;

•	the availability, relative price and efficacy of the product as compared to alternative treatment options or competing products;

•	an unknown safety risk of Omidria or any product candidate;

•	the failure to obtain regulatory approval;

•	the failure to enter into and maintain acceptable partnering arrangements for marketing and distribution of products, including for Omidria, outside of the U.S.;

•	changed or increased regulatory restrictions in the U.S., EU and other foreign territories; and

•	a lack of adequate financial or other resources to commercialize the product successfully.
If we are not able to successfully commercialize Omidria or any other product candidate if approved, for these or other reasons, our ability to generate revenue from product sales and achieve profitability will be adversely affected and the market price of our common stock could decline significantly.
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

•
the extent to which coverage and reimbursement for Omidria is available from government and private third-party payers such as Medicare, Medicaid, the VA, insurance companies, group purchasing organizations, health maintenance organizations and other plan administrators;

•	the continued availability of adequate reimbursement for Omidria once transitional pass-through reimbursement expires;

•	the timing, cost and level of investment in our sales and marketing efforts to support Omidria sales;

•	the ability of Fagron to manufacture and commercialize OMS103 successfully and the level of royalties, if any, paid to Omeros by Fagron;

•	the timing, cost and level of investment in our research and development activities involving Omidria and our product candidates; and

•	the timing and cost of conducting required post-approval studies for Omidria and expenditures we will or may incur to acquire or develop additional technologies, products and product candidates.
In addition, the number of procedures in which Omidria or OMS103 would be used, or the size of the market in which any other of our products would be used, if commercialized, may be significantly less than the total number of such procedures performed or total possible market size. Our revenues may also depend on commercial arrangements, development funding and the achievement of development and clinical milestones under collaboration and license agreements that we may enter into from time to time in the future, including without limitation our exclusive license agreement for the U.S. commercialization of OMS103. Upfront and milestone payments, as well as payments based on product sales, under these arrangements may vary significantly from quarter to quarter and any such variance could cause a significant fluctuation in our operating results from one quarter to the next.
These and other factors, including our limited history of product sales, may make it difficult for us to forecast and provide in a timely manner public guidance (including updates to prior guidance) related to our projected financial performance. It is possible that in future quarters our operating results could fall below the expectations of securities analysts or investors. If this occurs, the trading price of our common stock could decline.
If we are unable to market and successfully sell and/or distribute Omidria or our product candidates if approved, our ability to generate revenue may be limited.
Prior to the U.S. launch of Omidria, Omeros had never marketed, sold or distributed any product. If we are unsuccessful in building or managing a sales and marketing infrastructure internally or through one or more third-party partners for any approved product candidates, or if any of those third-party partners fail to perform as necessary, we will have difficulty commercializing the product, which would adversely affect our business and financial condition.
In the EU, we plan to enter into partnerships for the marketing and distribution of Omidria with one or more third parties. Outside of the U.S. and EU, we are exploring potential regional partnerships to make Omidria available to ophthalmologists. We have not yet entered into any agreements with third parties to market Omidria outside of the U.S. Even if we could obtain approvals from additional relevant government authorities in one or more non-U.S. territories, we would not expect to see sales of Omidria in those territories if we are unable to enter into such agreements on terms acceptable to us, if at all, which could adversely affect our business and financial condition.
If we do not have adequate reimbursement from governments or other third-party payers for Omidria or any other product that we may develop and commercialize, or if we do not establish and maintain market-acceptable pricing for Omidria or those commercialized products, they may not be purchased or used and, as a result, our prospects for revenue and profitability could suffer.
Our future revenues and profitability will depend heavily on the pricing and availability of adequate reimbursement for the use of our commercialized products, including Omidria and, once commercialized, OMS103, from governmental and other third-party payers, both in the U.S. and in other countries. Even if we are successful in bringing one or more products to market, these products may not be considered cost-effective, and the amount reimbursed for any product may be insufficient to allow us to sell the product profitably. Reimbursement by a third-party payer may depend on a number of factors, including the third-party payer’s determination that use of a product is:

•	a covered benefit under its health plan;

•	safe, effective and medically necessary;

•	appropriate for the specific patient;

•	cost-effective; and

•	neither experimental nor investigational.
Obtaining reimbursement approval for any product from each government or third-party payer can be a time-consuming and costly process that will require the build-out of a sufficient staff or the engagement of third parties and could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our approved products to each payer. We can provide no assurances at this time regarding the cost-effectiveness of Omidria, OMS103 or any of our product candidates. Further, we can provide no assurance that the amounts, if any, reimbursed to surgical facilities for utilization of any of our surgery-related products, including Omidria, any of our product candidates or OMS103 or to surgeons for the administration and delivery of these products or product candidates will be considered adequate to justify the use of these products or product candidates. Even if one payer adopts a favorable reimbursement methodology for a product or product candidate, if commercialized, there is no guarantee that other third-party payers will adopt the same methodology. For example, other third-party payers often follow, but are not required to follow, the reimbursement methodology adopted by CMS.
There may be significant delays in obtaining reimbursement for newly approved products, and we may not be able to provide data sufficient be granted reimbursement. Even when a payer determines that a product is eligible for reimbursement, coverage may be limited to the uses of a product that are either approved by the FDA (or, in other countries, the relevant country’s regulatory agency) and/or appear in a recognized drug compendium, and other conditions may apply. Moreover, eligibility for coverage does not mean that any product will be reimbursed at a rate that allows us to make a profit in all cases or at a rate that covers our costs, including research, development, manufacturing, sales and distribution. Increasingly, third-party payers that reimburse for healthcare services and products, such as government and private payers, are requiring that companies provide them with predetermined discounts from list prices and challenging the prices charged for medical products. Even if we receive reimbursement for a product, the initial rate or method at which the product will be reimbursed could become unfavorable to us at the time reimbursement is initiated or in the future. In addition, pass-through reimbursement status is granted for a limited duration and we expect that pass-through reimbursement status for Omidria will last until December 31, 2017. After pass-through reimbursement status expires, we may not be able to maintain or obtain separate or adequate reimbursement for Omidria.
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
If the reimbursement that we are able to obtain and maintain for any product that we develop, including Omidria, is inadequate in light of our development and other costs, is significantly delayed or subject to overly restrictive conditions, or is denied by third-party payers, there could be a material adverse effect on our business, financial condition, results of operations and growth prospects.
The commercialization of Omidria and our product candidates, if approved, is subject to extensive regulation and oversight under a number of different healthcare compliance laws. Compliance with these regulations requires the expenditure of substantial resources and attention, and the failure to comply with these regulations could result in criminal penalties, substantial fines or other civil penalties.
In the U.S., the commercialization of Omidria and our product candidates, if approved, is subject to regulation and enforcement under a number of federal and state healthcare compliance laws, including the U.S. Federal Food, Drug, and Cosmetic Act, or the FDCA, and its implementing regulations; the federal Anti-Kickback Law; the federal False Claims Act; and the so-called Sunshine Act and related provisions of the Affordable Care Act. In addition to these federal law requirements, there are related state law requirements, including some laws that restrict our interactions with physicians and other providers. Also, if we receive protected patient health information, we may be subject to federal or state privacy laws. We are subject to a variety of governmental pricing, price reporting, and rebate requirements. These requirements generally require us to pay rebates or provide discounts to government payers in connection with our products. The terms, scope and complexity of these government pricing requirements change frequently. Similar requirements apply to our operations outside the U.S. In addition, many countries have their own laws similar to the healthcare compliance laws that exist in the U.S.
In order to comply with these U.S. and other laws, we must establish and maintain an effective healthcare compliance program. In addition, some states mandate that we have an established compliance program. Implementing an effective compliance program requires the expenditure of significant time and resources. If we are found to be in violation of any of these laws, there could be considerable civil or criminal penalties. In addition, if government enforcement authorities initiate an investigation into potential violations of these laws, we would be required to expend considerable resources and face adverse publicity and the potential disruption of our business, even if we are ultimately found not to have committed a violation.
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
Even if regulatory approval of a product candidate is obtained such approval may be subject to significant limitations on the indicated uses for which that product may be marketed, conditions of use, and/or significant post approval obligations, including additional post-marketing studies and clinical trials. These regulatory requirements may, among other things, limit the size of the market for the approved product. Even after approval, discovery of previously unknown problems with an approved product, manufacturer, or facility, such as previously undiscovered side effects or adverse effects or a manufacturer’s failure to follow current Good Manufacturing Practices, or cGMPs, may result in restrictions on any product, manufacturer, or facility, including, among other things, a possible withdrawal of approval of the approved product. The realization of any of these risks could harm our business and operating results.
If we are unable to raise additional capital when needed, we may be unable to continue commercialization of Omidria, to complete the development and commercialization of our product candidates or to continue our other preclinical development programs.
Our operations have consumed substantial amounts of cash since our incorporation and, as of June 30, 2015, we had an accumulated deficit of approximately $363.4 million. We expect to continue to incur additional losses until such time as we generate significant revenue from the sale of Omidria, other commercial products and/or significant partnering revenues, and we cannot be certain that we will achieve profitability for some time, if at all. We expect to continue to spend substantial amounts to:

•	continue the commercialization of Omidria;

•	continue research and development in all of our programs;

•	make principal and interest payments under the Oxford/MidCap Loan Agreement;

•	initiate and conduct clinical trials for other programs and product candidates; and

•	commercialize and launch any product candidates for which we receive regulatory approval.
If we do not raise additional capital when needed through one or more funding avenues, such as corporate partnering or debt or equity financings, we may be unable to complete these tasks successfully, or at all, which could prevent us from generating sales revenue or limit the amount of sales revenue generated. Further, if we are unable to generate sufficient revenue from the sale of Omidria, other commercialized products and/or partnering arrangements, we may be required to raise additional capital. If we are unable to raise sufficient capital if and when required, our business and prospects could be harmed and our stock price could decline significantly.

Failure to obtain regulatory approval in foreign jurisdictions would prevent us from marketing our products internationally.
We intend to have Omidria and our product candidates, if approved, marketed outside the U.S. In order to market our products in the EU and many other non-U.S. jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The regulatory approval procedure varies among countries and can involve additional testing and data review. The requirements governing marketing authorization, the conduct of clinical trials, pricing and reimbursement vary from country to country. The time required to obtain regulatory approval outside the U.S. may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval discussed in these “Risk Factors” and we may not obtain foreign regulatory approvals on a timely basis, or at all. Approval by the FDA or EC does not ensure approval by regulatory agencies in other jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory agencies in other foreign countries or by the FDA. The failure to obtain regulatory approval in one or more foreign jurisdictions, or any delays in the regulatory process, could harm our business. In addition, while Omidria has been approved for marketing in all EU member states plus Iceland, Lichtenstein, and Norway, we have not yet obtained pricing or reimbursement decisions from those jurisdictions.
We currently depend on a third party for the commercialization of OMS103 and we cannot guarantee that such commercialization will be successful.
On June 9, 2015 we entered into the OMS103 Agreement pursuant to which we granted Fagron an exclusive, royalty-free license to the OMS103 intellectual property, manufacturing information and clinical data to manufacture and commercialize OMS103 in the U.S. in exchange for potential future payments based on product revenue and achievement of commercial milestones. As a result of entering into the OMS103 Agreement, we have discontinued our OMS103 clinical development program and are dependent on Fagron to commercialize OMS103 in the U.S. We cannot control whether or not Fagron will fulfill its obligations under the OMS103 Agreement or whether the commercialization of OMS103 will be successful. Fagron may fail to commercialize OMS103 successfully for a number of reasons, including:

•
a lack of acceptance by physicians, patients, third-party payers and other members of the medical community, including based on any conclusion that may be reached regarding the efficacy or lack of efficacy of OMS103;

•
pricing, reimbursement and coverage policies of government and private payers such as Medicare, Medicaid, the VA, group purchasing organizations, insurance companies, health maintenance organizations and other plan administrators;

•	the availability, relative price and efficacy of OMS103 as compared to alternative treatment options or competing products;

•	an unknown safety risk of OMS103;

•	failure to comply with applicable regulatory requirements;

•	failure to comply with applicable cGMPs;

•	changed or increased regulatory restrictions in the U.S.; and

•	a lack of adequate financial or other resources by Fagron to commercialize the product successfully.
If Fagron fails to perform its obligations under the OMS103 Agreement in a timely manner or if a material contract dispute arises, such event would adversely affect the likelihood and timing of royalty or milestone payments that we otherwise would be eligible to receive from Fagron. Further, if the OMS103 Agreement is terminated, we can provide no assurances that we will be able to enter into another licensing agreement or have sufficient resources to restart clinical development and conduct any clinical trials if desired. Any of the above risks, if realized, could adversely affect our results of operations.
Under Section 503B of the FDCA, registered outsourcing facilities may only compound bulk substances that appear on a list of bulk drug substances for which there is a clinical need or that appear on a drug shortage list to be maintained by the FDA. Additionally, under Section 503B of the FDCA, registered outsourcing facilities are prohibited from compounding drugs that are on a list that has not yet been published by the FDA of drugs that present demonstrable difficulties for compounding, or drugs that have been withdrawn or removed from the market because the drugs or components of the drugs have been found to be unsafe or not effective. We do not know if any of the active bulk substances used in the manufacture of OMS103, either individually or in combination, will be on any of these lists once established by the FDA, which might prohibit Fagron from commercializing or continuing to commercialize OMS103. Similarly, outsourcing facilities are required to manufacture under GMP and are subject to FDA inspections and audits. They also are not allowed to manufacture a product that is essentially a copy of one or more FDA-approved drugs. If Fagron is prohibited from commercializing or from continuing commercial sales of OMS103 following initial commercialization because of the disallowance of compounding with any of the active ingredients of OMS103, violations of any FDA regulations or any other reason, our ability to generate revenue from royalty payments from Fagron and achieve profitability will be adversely affected and the market price of our common stock could decline.

We have no internal capacity to manufacture clinical or commercial supplies of Omidria or our product candidates and intend to rely solely on third-party manufacturers.
We rely and intend to continue to rely on third party manufacturers to produce commercial quantities of Omidria and any of our product candidates should they receive regulatory approval. Additionally, we rely and intend to continue to rely on third parties to produce clinical drug supplies needed for clinical trials. We cannot provide any assurance that we will be able to enter into or maintain these types of arrangements on commercially reasonable terms, or at all. If we or the manufacturer were to terminate one of these arrangements early, or the manufacturer was unable to supply product quantities sufficient to meet our requirements, we would be required to transfer the manufacture to an approved alternative facility and/or establish additional manufacturing and supply arrangements. Furthermore, in the event that one of our manufacturers fails to comply with FDA and/or other pharmaceutical manufacturing regulatory requirements, we may need to establish additional or replacement manufacturers, potentially with little or no advance notice. Even if we are able to establish additional or replacement manufacturers, identifying these sources and entering into definitive supply agreements and obtaining regulatory approvals may require a substantial amount of time and cost and may create a shortage of the product. Such alternate supply arrangements may not be available on commercially reasonable terms, or at all. Additionally, if we are unable to engage multiple suppliers to manufacture our products, we may have inadequate supply to meet the demand of our product. Any significant delays in the manufacture of clinical or commercial supplies could materially harm our business and prospects.
If the contract manufacturers that we rely on experience difficulties manufacturing Omidria or our product candidates or fail FDA or other regulatory inspections, our clinical trials, regulatory submissions and ability to sell Omidria or any other commercialized product and generate revenue may be significantly delayed.
Contract manufacturers that we select to manufacture Omidria or our product candidates for commercial supply or for clinical testing may encounter difficulties with the small- and large-scale formulation and manufacturing processes required for such manufacture. These difficulties could result in delays in clinical trials, regulatory submissions, or impact the commercialization of our products and product candidates. Once a product is approved and is marketed, these difficulties could also result in the recall or withdrawal of the product from the market or failure to have adequate supplies to meet market demand. In addition, we and our contract manufacturers must comply with cGMPs that are strictly enforced by the FDA and other regulatory authorities through facilities inspection programs. These cGMPs include quality control, quality assurance and the maintenance of records and documentation. We or our contract manufacturers may be unable to comply with cGMPs or with other FDA, state, local and foreign regulatory requirements. Although we have obligations to review their compliance, we have limited control over our current, and expect to have limited control for any future, contract manufacturers’ compliance with these regulations and standards, or with their quality control and quality assurance procedures. Large-scale manufacturing processes that have been developed, or which would be developed in the future, for our product candidates, or establishing additional manufacturers for Omidria, will require validation studies, which the FDA or other regulatory authorities must review and approve. Failure to comply with these requirements by our contract manufacturers could result in the initiation of enforcement actions by the FDA and other regulatory authorities, as well as the imposition of sanctions, including fines and civil penalties, suspension of production, suspension or delay in regulatory approval, product seizure or recall or withdrawal of product approval. If the safety of Omidria or any product candidate supplied by contract manufacturers is compromised due to their failure to adhere to applicable laws or for other reasons, we may not be able to obtain or maintain regulatory approval for or successfully commercialize Omidria or one or more of our product candidates, which would harm our business and prospects significantly.
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
We and our third-party manufacturers must obtain from third-party suppliers the active pharmaceutical ingredients, excipients and primary and secondary packaging materials necessary for our contract manufacturers to produce Omidria and our PharmacoSurgery product candidates for our clinical trials and, to the extent approved or commercialized, for commercial distribution. Although we have or intend to enter into agreements with third-party suppliers that will guarantee the availability and timely delivery of active pharmaceutical ingredients, excipients and materials for Omidria and our PharmacoSurgery product candidates, we have not yet entered into agreements for the supply of all such ingredients, excipients or materials and we may be unable to secure all such supply agreements or guarantees on commercially reasonable terms, or at all. Even if we were able to secure such agreements or guarantees, our suppliers may be unable or choose not to provide us the ingredients, excipients or materials in a timely manner or in the quantities required. If we or our third-party manufacturers are unable to obtain the quantities of these ingredients, excipients or materials that are necessary for the manufacture of commercial supplies of Omidria, our ability to generate revenue from the sale of Omidria would be materially and adversely affected. Further, if we or our third-party manufacturers are unable to obtain active pharmaceutical ingredients, excipients and materials as necessary for our clinical trials or for the manufacture of commercial supplies of our product candidates, if approved, potential regulatory approval or commercialization would be delayed, which would materially and adversely affect our ability to generate revenue from the sale of our product candidates.
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
We cannot predict whether we will encounter problems with any of our completed, ongoing or planned clinical trials that will cause regulatory agencies, Institutional Review Boards or Ethics Committees, or us to delay our clinical trials or suspend or delay the analysis of the data from those trials. Clinical trials can be delayed for a variety of reasons, including:

•	discussions with the FDA, the European Medicines Agency, or EMA, or other foreign authorities regarding the scope or design of our clinical trials;

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

Changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may also be required to address other factors and these amendments may require us to resubmit our clinical trial protocols to Institutional Review Boards or Ethics Committees for re-examination, which may impact the costs, timing or successful completion of a clinical trial.
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
Any product candidate from our MASP-2, MASP-3 or Plasmin programs would be a biologic drug product and we do not have the internal capability to hybridize, clone or manufacture biologics for clinical or commercial use. There are only a limited number of manufacturers of biologic drug products and we cannot be certain that we can enter into supply agreements with them on commercially reasonable terms, if at all. If we are unable to obtain clinical supplies of drug product for one of these programs, clinical trials or the development of any such product candidate for that program could be substantially delayed until we can find and qualify another manufacturer, which may increase our development costs, slow down our product development and approval process, delay receipt of product revenue and make it difficult to raise additional capital.
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
On July 27, 2015, we received notice from Par that it had filed an Abbreviated New Drug Application (ANDA) containing a Paragraph IV certification under the Hatch-Waxman Act seeking approval from the FDA to market a generic version of Omidria. We intend to enforce vigorously our intellectual property rights relating to Omidria, including the three patents referenced in Par’s Paragraph IV certification and patents that may issue from currently pending patent applications. While there can be no assurance that we will prevail in any suit adjudicating the validity, enforceability and infringement of our patents, issued U.S. patents are presumed by law to be valid, and clear and convincing evidence must be presented in federal court to establish invalidity or unenforceability. In the future, other manufacturers may potentially file ANDAs seeking approval for the sale of generic versions of Omidria before our relevant patents expire and, if that occurs, we also intend to enforce vigorously relevant patents against them. Pursuant to the Hatch-Waxman Act, we may file suit for patent infringement against Par within 45 days from the receipt of Par’s notice letter, which would result in FDA imposing a stay of any final determination of Par’s ANDA for a period of 30 months from the date of receipt of Par’s notice letter, which may be extended or shortened in some circumstances. Any legal action taken to defend our patents will likely be costly, time consuming and distracting to management, could have a material adverse effect on our business, and could result in a finding that some or all of the claims of one or more of our relevant patents are invalid, unenforceable and/or not infringed by Par’s proposed product. Until this matter is finally resolved, the uncertainty of the outcome may cause our stock price to decline. Further, an adverse outcome in any such legal action could result in a generic version of Omidria being launched after the 30-month FDA “stay” and after the expiration of the mandatory three-year clinical data exclusivity for Omidria with an additional six months that would result from completion of our pediatric clinical trial for Omidria in accordance with the FDA’s Written Request. The introduction of a generic version could have a material negative impact on our financial condition and results of operations.
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
Government regulations and initiatives that affect pricing, coverage and reimbursement of drug products could adversely affect our business.
Governments in countries where we operate or anticipate operating have adopted or have shown significant interest in pursuing legislative initiatives to reduce costs of healthcare. We may also be affected by broader legislation addressing federal spending. Any such government-adopted healthcare measures or other legislation could adversely impact the pricing of our products, including Omidria, or the amount of coverage and reimbursement available for our products from governmental agencies or other third-party payers and adversely impact our results of operations.
The terms of our debt facility place restrictions on our operating and financial flexibility and, if we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.
We have borrowed $32.0 million under the Oxford/MidCap Agreement. As collateral for this loan, we pledged substantially all of our assets other than intellectual property. The Oxford/MidCap Loan Agreement restricts our ability to incur additional indebtedness, pay dividends, pledge our intellectual property and engage in significant business transactions such as a change of control of Omeros. Any of these restrictions could significantly limit our operating and financial flexibility and ability to respond to changes in our business or competitive activities. In addition, if we default under the Oxford/MidCap Loan Agreement, the lenders may have the right to accelerate all of our repayment obligations under the Oxford/MidCap Loan Agreement and to take control of our pledged assets, which include our cash, cash equivalents and short-term investments, potentially requiring us to renegotiate the Oxford/MidCap Loan Agreement on terms less favorable to us. Further, if we are liquidated, the lenders’ right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. An event of default under the Oxford/MidCap Loan Agreement includes the occurrence of any material adverse effect upon our business operations, properties, assets, results of operations or financial condition, taken as a whole with respect to our viability, that would reasonably be expected to result in our inability to repay the loan. If either lender declares all obligations under the Oxford/MidCap Loan Agreement immediately due and payable upon the occurrence of any event that the lender interprets as constituting an event of default as defined under the Oxford/MidCap Loan Agreement, including but not limited to the lender concluding that a material adverse change has occurred as defined under the Oxford/MidCap Loan Agreement, we will be required to repay the loan immediately or to attempt to reverse the declaration through negotiation or litigation. Any declaration of an event of default could significantly harm our business and prospects and could cause our stock price to decline. If we raise any additional debt financing, the terms of such debt could further restrict our operating and financial flexibility.
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
We have incurred, and will continue to incur, significant costs associated with compliance with public company reporting and corporate governance requirements, including under the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, as well as rules implemented by the SEC and The Nasdaq Stock Market. The requirements of applicable SEC and Nasdaq rules and regulations may increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. We also expect that these rules and regulations may make it difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage than was previously available. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.
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
Cyber-attacks or other failures in telecommunications or information technology systems could result in information theft, data corruption and significant disruption of our business operations.
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
We may not achieve commercial success, particularly if our competitors market products that are safer, more effective, less expensive or faster to reach the market than Omidria or any future products that we may develop and commercialize. Our competitors also may market a product that proves to be unsafe or ineffective, which may affect the market for our competing product, or future product, regardless of the safety or efficacy of our product. For example, compounding pharmacies or registered outsourcing facilities could seek to supply compounded versions of Omidria, which could have a material adverse effect on our business and financial condition, and enforcement of our intellectual property to address such activities may consume significant time and resources that could also have a material adverse effect on our business and financial condition. As a further example, other pharmaceutical companies, many with significantly greater resources than we have, are developing PDE10 inhibitors similar to our product candidate OMS824, and these companies may be further along in development and have the resources to develop their product candidates at a faster rate than we can. In addition, we believe that other companies are attempting to find compounds that functionally interact with orphan GPCRs. If any of these companies are able to achieve this for a given orphan GPCR before we do, we may be unable to establish a commercially valuable intellectual property position around that orphan GPCR. The failure of Omidria or any other future product that we may market to effectively compete with products marketed by our competitors would impair our ability to generate revenue, which would have a material adverse effect on our future business, financial condition and results of operations.

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
We may be exposed to the risk of product liability claims that is inherent in the biopharmaceutical industry. A product liability claim may damage our reputation by raising questions about our product’s safety and efficacy and could limit our ability to sell one or more products by preventing or interfering with commercialization of our products and product candidates. In addition, product liability insurance for the biopharmaceutical industry is generally expensive to the extent it is available at all. There can be no assurance that we will be able to obtain or maintain such insurance on acceptable terms or that we will be able to secure and maintain increased coverage if the commercialization of Omidria or our product candidates progresses, or that future claims against us will be covered by our product liability insurance. Further, our product liability insurance coverage may not reimburse us or may be insufficient to reimburse us for any or all expenses or losses we may suffer. A successful claim against us with respect to uninsured liabilities or in excess of insurance coverage could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Common Stock
Our stock price has been and may continue to be volatile, and the value of an investment in our common stock may decline.
During the 12-month period ended June 30, 2015, our stock traded as high as $27.64 per share and as low as $11.18 per share. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors could include:

•	failure of Omidria, or any of our product candidates if approved, to achieve commercial success;

•
FDA or foreign regulatory actions related to Omidria or any of our product candidates, including our currently suspended programs evaluating OMS824 for the treatment of Huntington’s disease and for the treatment of schizophrenia;

•	our ability to partner in the EU with respect to Omidria;

•	results from our clinical development programs, including the data from our ongoing clinical development programs evaluating Omidria, OMS721, OMS824, and PPARγ;

•	failure of Fagron to manufacture and commercialize OMS103 successfully;

•	announcements regarding the progress of our preclinical programs, including without limitation our GPCR program;

•	quarterly variations in our results of operations or those of our competitors;

•	our ability to develop and market new and enhanced products on a timely basis;

•	announcements by us or our competitors of acquisitions, regulatory approvals, clinical milestones, new products, significant contracts, commercial relationships or capital commitments;

•	third-party coverage and reimbursement policies;

•	additions or departures of key personnel;

•	commencement of, our involvement in and resolution of litigation;

•	our ability to meet our repayment and other obligations under the Oxford/MidCap Loan Agreement;

•	the inability of our contract manufacturers to provide us with adequate commercial supplies of Omidria and our product candidates;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	changes in earnings estimates or recommendations by securities analysts;

•	any major change in our board or management;

•	the extent to which we raise funds by issuing equity or debt securities;

•	general economic conditions and slow or negative growth of our markets; and

•	political instability, natural disasters, war and/or events of terrorism.
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
Approximately 9.6 million shares of common stock that are either subject to outstanding warrants or outstanding options will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements. In addition, we also have approximately 1.8 million shares of common stock reserved for future issuance under our employee benefit plans that are not subject to outstanding options. If the holders of these outstanding warrants and/or options to purchase our common stock elect to exercise some or all of them, or if the shares subject to our employee benefit plans are issued and become eligible for sale in the public market, our shareholders would experience dilution and the market price of our common stock could decline.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Unregistered Sales of Equity Securities. We issued 7,278 shares of our common stock upon the cashless net exercise of a warrant to purchase 11,539 shares of our common stock during the three months ended June 30, 2015. The warrant was issued on April 26, 2005 and assumed by us in connection with our acquisition of nura, Inc. on August 11, 2006. We deemed the issuance of common stock upon the exercise of the warrant to be exempt from registration under the Securities Act pursuant to Section 3(a)(9) of the Securities Act. No underwriters were involved in the issuance of our common stock upon the exercise of the warrant and no commissions were paid in connection with such issuance.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1††	License Agreement effective as of June 9, 2015 by and between Omeros Corporation, JCB Laboratories, LLC, and Fagron Compounding Services, LLC, d/b/a Fagron Sterile Services
12.1	Ratio of Earnings to Fixed Charges
31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

††	Portions of this exhibit are redacted in accordance with a request for confidential treatment.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEROS CORPORATION

Dated: August 10, 2015	/s/ Gregory A. Demopulos
Gregory A. Demopulos, M.D.
President, Chief Executive Officer and Chairman of the Board of Directors

Dated: August 10, 2015	/s/ Michael A. Jacobsen
Michael A. Jacobsen
Vice President, Finance, Chief Accounting Officer and Treasurer