Form 10-Q
period 2015-09-30
OMEROS CORP
filed 2015-11-09
CIK 1285819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
 ________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 3, 2015, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 37,969,429.

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

•	our ability to forecast accurately wholesaler demand as well as our estimates of chargebacks and rebates, distribution fees and estimated product returns;

•	our ability to enter into acceptable arrangements with potential corporate partners, including with respect to Omidria;

•	our expectations regarding the clinical, therapeutic and competitive benefits of Omidria and our product candidates;

•	our anticipation that we will rely on contract manufacturers to manufacture Omidria for commercial sale and to manufacture our product candidates and our expectations regarding product supply;

•	our expectations about the commercial competition that Omidria and our product candidates may face;

•
our expectations regarding our exclusive license agreement related to OMS103 including, without limitation, manufacturing and commercialization of OMS103 and the commencement and subsequent continuation of product sales on which we will receive royalty revenue;

•	our expectation that the OMIDRIAssure™ Reimbursement Services Program will increase patient access to Omidria;

•	our plans for directly hiring sales representatives currently contracted through Ventiv Commercial Services, LLC and our expectations regarding resultant cost impacts;

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

•
the expected course and costs of existing claims, legal proceedings and administrative actions, our involvement in potential claims, legal proceedings and administrative actions, and the potential outcomes and effects of both existing and potential claims, legal proceedings and administrative actions, as well as regulatory determinations, on our business, prospects, financial condition and results of operations; and

•	our expected financial position, performance, revenues, growth, expenses, magnitude of net losses and availability of resources.
Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks, uncertainties and other factors described in Item IA of Part II of this Quarterly Report on Form 10-Q under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our other filings with the Securities and Exchange Commission, or SEC. Given these risks, uncertainties and other factors, actual results or anticipated developments may not be realized or, even if substantially realized, may not have the expected consequences to or effects on our company, business or operations. Accordingly, you should not place undue reliance on these forward-looking statements, which represent our estimates and assumptions only as of the date of the filing of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual results in subsequent periods may materially differ from current expectations. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we assume no obligation to update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

OMEROS CORPORATION
FORM 10-Q FOR THE QUARTER ENDED September 30, 2015

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
OMEROS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$601	$354
Short-term investments	34,398	6,532
Receivables	2,510	392
Inventory	445	568
Prepaid expense	1,410	1,191
Other current assets	99	120
Total current assets	39,463	9,157
Property and equipment, net	808	782
Restricted cash	679	679
Other assets	467	472
Total assets	$41,417	$11,090

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$4,575	$4,915
Accrued expenses	8,121	7,070
Current portion of notes payable, net of discount	9,577	6,446
Total current liabilities	22,273	18,431
Notes payable, net of current portion and discount	18,974	26,263
Deferred rent	9,174	9,050
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 20,000,000 authorized; none issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, par value $0.01 per share, 150,000,000 authorized; 37,969,429 and 34,185,464 issued and outstanding at September 30, 2015 and December 31, 2014, respectively	380	342
Additional paid-in capital	373,932	285,050
Accumulated deficit	(383,316)	(328,046)
Total shareholders’ equity (deficit)	(9,004)	(42,654)
Total liabilities and shareholders’ equity	$41,417	$11,090
See notes to consolidated financial statements

OMEROS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Product sales, net	$3,244	$—	$6,607	$—
Grant revenue	15	214	227	359
Total revenue	3,259	214	6,834	359

Costs and expenses:
Cost of product sales	248	—	624	—
Research and development	13,264	11,772	33,482	36,196
Selling, general and administrative	9,048	5,574	25,926	14,196
Total costs and expenses	22,560	17,346	60,032	50,392
Loss from operations	(19,301)	(17,132)	(53,198)	(50,033)
Interest expense	(871)	(944)	(2,765)	(2,555)
Investment income and other income (expense), net	251	(251)	693	(372)
Net loss	$(19,921)	$(18,327)	$(55,270)	$(52,960)
Comprehensive loss	$(19,921)	$(18,327)	$(55,270)	$(52,960)
Basic and diluted net loss per share	$(0.53)	$(0.54)	$(1.48)	$(1.61)
Weighted-average shares used to compute basic and diluted net loss per share	37,923,353	34,005,642	37,417,915	32,945,346
See notes to consolidated financial statements

OMEROS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net loss	$(55,270)	$(52,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of assets	—	(9)
Depreciation and amortization	161	246
Stock-based compensation expense	7,273	5,083
Non-cash interest expense	659	532
Warrant modification expense	—	863
Changes in operating assets and liabilities:
Receivables	(2,118)	(2)
Prepaid expenses, inventory and other current and noncurrent assets	(159)	(842)
Accounts payable, accrued expenses and other	721	3,949
Deferred rent	124	787
Net cash used in operating activities	(48,609)	(42,353)
Investing activities:
Purchases of property and equipment, net	(187)	(12)
Purchases of investments	(79,416)	(58,847)
Proceeds from the sale and maturities of investments	51,550	50,534
Net cash used in investing activities	(28,053)	(8,325)
Financing activities:
Proceeds from issuance of common stock and pre-funded warrants, net of offering costs	79,076	37,754
Net proceeds from borrowings under notes payable	—	12,699
Principal payments on notes payable	(4,738)	(1,464)
Proceeds upon exercise of stock options and warrants	2,571	1,055
Net cash provided by financing activities	76,909	50,044
Net increase (decrease) in cash and cash equivalents	247	(634)
Cash and cash equivalents at beginning of period	354	1,384
Cash and cash equivalents at end of period	$601	$750
Supplemental cash flow information
Cash paid for interest	$2,141	$1,931
Reduction of equipment cost basis due to assets purchased with grant funding	$—	$40
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
Basis of Presentation
Our condensed consolidated financial statements include the financial position and results of operations of Omeros Corporation and our wholly owned subsidiaries. All inter-company transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 includes all adjustments, which include normal recurring adjustments, necessary to present fairly our interim financial information. The Condensed Consolidated Balance Sheet at December 31, 2014 has been derived from our audited financial statements but does not include all of the information and footnotes required by GAAP.
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
Revenue Recognition
Our revenues are comprised of product sales of Omidria and amounts earned for services under grants from the National Institutes of Health (NIH). Revenue is recognized when there is persuasive evidence that an arrangement exists, product title and risk of loss is passed to the customer or the service has been provided, the price is fixed or determinable and collection is reasonably assured. We record Omidria product revenue upon delivery to our wholesalers or upon shipment to the ASC or hospital for direct sales. Product sales to a wholesaler are not recorded if we determine that the wholesaler’s on-hand Omidria inventory, based on inventory information we regularly receive from our wholesalers, exceeds approximately eight weeks of projected demand. Product sales are recorded net of estimated chargebacks and rebates, distribution fees and estimated product returns utilizing a variety of information, including our historical and projected payer mix, our historical experience as well as industry averages, sale-through and inventory on hand information received directly from wholesalers, changes in the overall marketplace, and the remaining shelf life of product we have previously sold. Accruals are established for these deductions when revenue is recognized, and actual amounts incurred are offset against the applicable accruals. We reflect each of these accruals as either a reduction in the related account receivable or as an accrued liability, depending on how the accrual is settled.
Product Sales, Net
Chargebacks and Rebates. We have entered into a Pharmaceutical Pricing Agreement with the Secretary of the U.S. Department of Health and Human Services, which enables entities that qualify for government pricing under the Public Health Services Act (PHSA) to receive discounts on their qualified purchases of Omidria. We have also entered into a Federal Supply Schedule (FSS) agreement under which certain U.S. government purchasers receive a discount on eligible purchases of Omidria. Under these agreements, our wholesalers forward a chargeback to us for the difference between wholesale acquisition cost (WAC) and the applicable discounted price. We identify the entities that purchase Omidria and which are eligible for FSS or PHSA pricing and, utilizing our historical chargeback information and projected payer mix, we record estimated chargebacks for these entities at the time of sale.
We have entered into a Medicaid Drug Rebate Agreement with the Centers for Medicare & Medicaid Services (CMS), which provides a rebate to participating states based on covered purchases of Omidria. We record estimated Medicaid rebates based on our payer mix and historical information for Omidria at the time of sale.
On October 15, 2015, we announced the launch of the OMIDRIAssure Reimbursement Services Program whereby we expect to expand broadly patient access to Omidria by providing reimbursement support services, free product based on the financial need of government-insured or uninsured patients and financial assistance for patients whose commercial insurance is inadequate to cover fully the cost of Omidria.
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
License Agreement Revenues
We have entered into an exclusive licensing agreement for OMS103 with Fagron Compounding Services, LLC, d/b/a Fagron Sterile Services and JCB Laboratories, LLC (collectively, Fagron). Under the terms of the license agreement, Fagron is obligated to manufacture and commercialize OMS103 in the U.S. and to pay Omeros royalties generated from sales of licensed products related to OMS103 plus milestone payments on reaching certain aggregate sales thresholds. Royalty revenues, of which there were none as of September 30, 2015, will be recognized as revenue if and when Fagron sells the product. Aggregate revenue milestones will be recognized as revenue if and when the related sales threshold is achieved.
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
Liquidity and Capital Resources
As of September 30, 2015, we had $35.0 million in cash, cash equivalents and short-term investments. We believe that our existing cash, cash equivalents and short-term investments and revenues, together with capital that we may have the opportunity to raise through public or private equity securities sales, through the issuance of additional debt, through corporate partnerships, through asset sales or through the pursuit of collaborations and licensing arrangements related to certain of our products or programs will be sufficient to fund our anticipated operating expenses, capital expenditures and interest and principal payments on our outstanding notes for at least the next 12 months. If we are unable to raise additional capital as and when needed, or upon acceptable terms, such failure would have a significant negative impact on our financial condition. Should it be necessary to manage our operating expenses, we would reduce our projected capital requirements through reduction of our expenses by delaying clinical trials, reducing selected research and development efforts, or implementing other restructuring activities during the next 12 months.
Inventory
Inventory is stated at the lower of cost or market determined on a specific identification basis in a manner which approximates the first-in, first-out (FIFO) method. Costs include amounts related to third-party manufacturing, transportation, internal labor and overhead. Capitalization of costs as inventory begins when the product candidate receives regulatory approval in the U.S. or the European Union (EU), which for Omidria began upon U.S. regulatory approval in May 2014. We expense inventory costs related to product candidates as research and development expenses prior to receiving regulatory approval in the respective territory. Inventory is reduced to net realizable value by reserving for excess and obsolete inventories based on forecasted demand. As of September 30, 2015, all inventory is finished goods for Omidria.
Segments
We operate in one segment. Management uses cash flow as the primary measure to manage our business and does not segment our business for internal reporting or decision-making.
Recent Accounting Pronouncements
In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-11 related to simplifying the measurement of inventory. This standard requires inventory to be measured at the lower of cost or net realizable value. This standard must be applied prospectively and is effective for all annual and interim periods beginning after

December 15, 2016. Earlier application is permitted as of the beginning of an interim or annual reporting period. This standard is not expected to have a material impact on the presentation of the Company’s financial position.
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
In May 2014, the FASB issued ASU No. 2014-09 related to the recognition of revenue that supersedes existing guidance. This standard clarifies the principles for recognizing revenue utilizing a five-step process. This standard must be applied retroactively to each prior reporting period presented or retrospectively with the cumulative effect of applying the standard recognized in the period adopted. As amended, the standard is effective for interim and annual periods beginning after December 15, 2017 and cannot be adopted before that effective date. We are currently evaluating the impact that this standard may have on our financial statements once it is adopted.

Note 2—Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common share equivalents outstanding for the period, determined using the treasury-stock method.
The basic and diluted net loss per share amounts for the three and nine months ended September 30, 2015 and 2014 were computed based on the shares of common stock outstanding during the respective periods. Potentially dilutive securities excluded from the diluted loss per share calculation are as follows:

	September 30,
	2015	2014
Outstanding options to purchase common stock	8,356,816	6,779,998
Warrants and pre-funded warrants to purchase common stock	1,149,249	604,327
Total	9,506,065	7,384,325

Note 3—Cash, Cash Equivalents and Investments
As of September 30, 2015 and December 31, 2014, all investments are classified as short-term and available-for-sale on the accompanying Condensed Consolidated Balance Sheets. We did not own any securities with unrealized loss positions as of September 30, 2015 or December 31, 2014. Investment income consists primarily of interest earned.

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

Our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	September 30, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money-market funds classified as non-current restricted cash	$679	$—	$—	$679
Money-market funds classified as short-term investments	34,398	—	—	34,398
Total	$35,077	$—	$—	$35,077

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money-market funds classified as non-current restricted cash	$679	$—	$—	$679
Money-market funds classified as short-term investments	6,532	—	—	6,532
Total	$7,211	$—	$—	$7,211
Cash held in demand deposit accounts of $601,000 and $354,000 is excluded from our fair-value hierarchy disclosure as of September 30, 2015 and December 31, 2014, respectively. There were no unrealized gains and losses associated with our short-term investments as of September 30, 2015 or December 31, 2014. The carrying amounts reported in the accompanying Condensed Consolidated Balance Sheets for receivables, accounts payable and other current monetary assets and liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments.

Note 5—Accrued Liabilities
Accrued liabilities consisted of the following:

	September 30, 2015	December 31, 2014
	(In thousands)
Consulting and professional fees	$2,533	$1,952
Employee compensation	2,228	2,421
Contract research	1,700	1,280
Clinical trials	1,268	828
Other accruals	392	589
Total accrued liabilities	$8,121	$7,070

Note 6—Notes Payable
In March 2014, we entered into a Loan and Security Agreement (the Oxford/MidCap Loan Agreement) with Oxford Finance LLC (Oxford) and MidCap Financial SBIC, LP (MidCap) pursuant to which we borrowed $32.0 million, of which $27.3 million is outstanding as of September 30, 2015. We used approximately $19.1 million of the loan proceeds to repay all of the amounts owed by us under our then outstanding loan from Oxford and, after deducting loan initiation costs, we received $12.7 million in net proceeds. The Oxford/MidCap Loan Agreement provided for interest-only payments at an annual rate of 9.25% through March 1, 2015. Beginning April 1, 2015, monthly principal and interest payments of $1.0 million are due through the maturity date of March 1, 2018. In addition, the Oxford/MidCap Loan Agreement requires payment of a $2.2 million loan maturity fee upon full repayment of the loan. We may prepay the outstanding principal balance in its entirety at any time if we pay an additional fee equal to 1.0% of the then-outstanding principal balance, which would be waived if we refinance the indebtedness with Oxford and MidCap and pay the loan maturity fee. As security under the Oxford/MidCap Loan Agreement, we granted Oxford, as collateral agent for the lenders, a security interest in substantially all of our assets, excluding intellectual property.
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
As of September 30, 2015, the remaining unamortized discount and debt issuance costs associated with the debt were $1.1 million and $167,000, respectively, and are being amortized to interest expense using the effective interest method through the loan maturity date.

Note 7—Commitments and Contingencies
Real Estate Obligations
We lease office and laboratory spaces in The Omeros Building. The initial term of the lease ends in November 2027 and we have two options to extend the lease term, each by five years. As of September 30, 2015, the remaining aggregate non-cancelable rent payable under the initial term of the lease was approximately $55.5 million. The deferred rent balance relates to rent deferrals since the inception of our lease and is being amortized to research and development as well as selling, general and administrative expense on a straight-line basis through the initial term of the lease.
Contracts
We have an agreement with Ventiv Commercial Services, LLC (inVentiv) for field sales representatives and related sales operation services for Omidria in the U.S. We can terminate the agreement upon 30 days written notice if Omidria is withdrawn from the market for any reason or a regulatory agency acts to prevent or materially restrict the sale of Omidria, or upon 90 days written notice at any time subsequent to January 2016. As of September 30, 2015, our commitment under the agreement is approximately $630,000 per month through January 2016 and $315,000 per month thereafter through June 2016.
We have a non-exclusive agreement with Patheon Manufacturing Services LLC (Patheon) for commercial supply of Omidria through December 31, 2015. Pursuant to the terms of the contract, we are required to provide a monthly, non-binding production forecast covering the term of the contract. Upon submission of the monthly forecast, a portion of the forecast becomes a firm purchase commitment. In the event we do not purchase the quantities included in the firm purchase commitment, we would owe a cancellation fee. As of September 30, 2015, we had a firm purchase commitment requiring payment of approximately $842,000.
We have a non-exclusive agreement with Hospira Worldwide, Inc. (Hospira) for commercial supply of Omidria. We have no firm purchase commitments under this agreement until, in connection with the commencement of commercial manufacturing of Omidria by Hospira, we provide monthly rolling forecasts that will be used to calculate our firm purchase commitment. We have not commenced commercial manufacturing of Omidria by Hospira as of September 30, 2015 and, therefore, we do not currently have any firm purchase commitments outstanding under this agreement.
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
Litigation
On July 27, 2015, we received notice from Par Pharmaceutical, Inc. and its subsidiary, Par Sterile Products, LLC, (collectively, Par) that Par filed an Abbreviated New Drug Application (ANDA) containing a Paragraph IV certification under the Hatch-Waxman Act seeking approval from the FDA to market a generic version of Omidria prior to the expiration of three patents listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book) for Omidria (the Orange Book Patents). Following receipt of the notice of Paragraph IV certification, in September 2015 we filed a patent infringement lawsuit under the Hatch-Waxman Act against Par in the U.S. District Court for the District of New Jersey and in the U.S. District Court for the District of Delaware. The complaint that we filed in the U.S. District Court for the District of Delaware has been served on Par and Par has filed an answer asserting defenses and counterclaims for declaratory judgment of patent invalidity and non-infringement of valid claims. The filing of suit against Par triggered a 30-month stay of the FDA’s approval of Par’s ANDA, which is expected to remain in effect until the end of January 2018. We have reviewed the assertions in Par’s notice of Paragraph IV certification and believe they do not have merit, and we intend to prosecute vigorously our patent infringement claims against Par.

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
Warrants
The following table summarizes our total outstanding warrants as of September 30, 2015, which have a weighted average exercise price of $10.45:

Outstanding At September 30, 2015	Expiration Date	Exercise Price ($)
133,333	October 21, 2015	20.00
133,333	October 21, 2015	30.00
133,333	October 21, 2015	40.00
749,250	February 3, 2022	0.01
1,149,249
In October 2010, in connection with the Vulcan agreement, we issued three warrants to purchase our common stock, each exercisable for 133,333 shares, with exercise prices of $20, $30 and $40 per share, respectively. The warrants were not exercised and expired on October 21, 2015.
In each of March 2014 and September 2014, we extended the expiration dates of warrants to purchase approximately 197,000 shares of our common stock at an exercise price of $12.25 per share by six months that, collectively, extended the final expiration date of these warrants to March 29, 2015. We evaluated the fair value of the warrants before and after each modification and for the three and nine months ended September 30, 2014, we recorded the $411,000 and $863,000, respectively, change in fair value as other expense in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss. Between January 1, 2015 and the March 29, 2015 expiration date, we received proceeds of $1.4 million upon the exercise of warrants to purchase approximately 136,000 shares of our common stock.

Note 9—Stock-Based Compensation
On January 1, 2015, in accordance with provisions of our 2008 Equity Incentive Plan, the authorized shares available for grant were increased by 1,709,273 shares. As of September 30, 2015, a total of 10,106,684 shares were reserved for issuance under our stock plans, of which 1,749,868 were available for future grants.

The fair value of each option grant to employees and directors is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were applied to employee and director stock option grants during the periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Estimated weighted-average fair value	$8.09	$10.18	$12.08	$8.39
Weighted-average assumptions
Expected volatility	74%	70%	70%	82%
Expected term, in years	6.0	6.1	5.9	5.9
Risk-free interest rate	1.68%	1.95%	1.63%	1.90%
Expected dividend yield	—%	—%	—%	—%
Stock-based compensation expense includes amortization of stock options granted to employees and non-employees and has been reported in our Condensed Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Research and development	$1,231	$879	$3,784	$2,791
Selling, general and administrative	1,145	786	3,489	2,292
Total	$2,376	$1,665	$7,273	$5,083
Stock option activity for all stock plans and related information is as follows:

	Options Outstanding	Weighted- Average Exercise Price per Share	Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Balance at December 31, 2014	8,364,469	$7.52
Granted	265,725	19.26
Exercised	(205,894)	5.51
Forfeited	(67,484)	13.28
Balance at September 30, 2015	8,356,816	$7.90	6.38	$29,156
Vested and expected to vest at September 30, 2015	8,116,603	$7.78	6.31	$29,035
Exercisable at September 30, 2015	5,989,625	$6.38	5.48	$27,928
At September 30, 2015, there were 2,367,191 unvested options outstanding that will vest over a weighted-average period of 2.2 years. Excluding non-employee stock options, the total estimated compensation expense to be recognized in connection with these options is $14.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
Overview
We are a biopharmaceutical company committed to discovering, developing and commercializing both small-molecule and protein therapeutics for large-market as well as orphan indications targeting inflammation, coagulopathies and disorders of the central nervous system. Our marketed drug product Omidria is currently being sold in the U.S. for use during cataract surgery or intraocular lens, or IOL, replacement. Omidria is derived from our proprietary PharmacoSurgery® platform, which is designed to improve clinical outcomes of patients undergoing ophthalmological, arthroscopic, urological and other surgical procedures. Our proprietary PharmacoSurgery platform is based on low-dose combinations of U.S. Food and Drug Administration-approved, or FDA-approved, therapeutic agents delivered directly to the surgical site throughout the duration of the procedure to inhibit preemptively inflammation and other problems caused by surgical trauma and to provide clinical benefits both during and after surgery. We also have five clinical-stage development programs in our pipeline, which includes a diverse group of preclinical programs as well as two additional platforms: one capable of unlocking new G protein-coupled receptor, or GPCR, drug targets and the other used to generate antibodies. For Omidria and each of our product candidates and our programs, other than OMS103, we have retained control of all commercial rights.
Products, Product Candidates, Development Programs and Platforms
Products
Omidria. Omidria is approved by the FDA for use during cataract surgery or IOL replacement to maintain pupil size by preventing intraoperative miosis (pupil constriction) and to reduce postoperative ocular pain. We commenced a controlled launch of Omidria to a small number of ambulatory surgery centers, or ASCs, in the U.S. in February 2015. In April 2015 we initiated the broad U.S. launch of Omidria and began selling Omidria primarily through wholesalers which, in turn, sell to ASCs and hospitals. The Centers for Medicare and Medicaid Services, or CMS, has granted transitional pass-through reimbursement status for Omidria, which we expect to run through December 31, 2017. Pass-through status allows for separate payment under Medicare Part B for new drugs and other medical technologies that meet well-established criteria specified by federal regulations governing Medicare spending. Coverage for Omidria has been confirmed for 100% of Medicare Administrative Contractors across all U.S. states and Puerto Rico. We have also confirmed coverage for Omidria with nearly all of the 30 largest commercial third-party payers in the U.S. In addition, on October 15, 2015, we announced the launch of the OMIDRIAssure Reimbursement Services Program whereby we expect to expand broadly patient access to Omidria by providing reimbursement support services, free product based on the financial need of government-insured or uninsured patients in our “Equal Access” Patient Assistance Program, and financial assistance for patients whose commercial insurance is inadequate to cover fully the cost of Omidria in our “We Pay the Difference” Commercial Reimbursement Program. We have also entered into agreements to enable discounts that do not affect average selling price, or ASP, on qualifying purchases of Omidria by certain U.S. government purchasers and other eligible entities (e.g., 340B-eligible hospitals and clinics).
In July 2015, we received approval from the European Commission, or EC, to market Omidria in all EU member states plus Iceland, Lichtenstein and Norway for use during cataract surgery and other IOL replacement procedures to maintain mydriasis (pupil dilation), prevent miosis (pupil constriction), and reduce postoperative eye pain. Decisions about price and reimbursement for Omidria are made on a country-by-country basis and will be required before marketing may occur in a particular country. In the EU and other international territories, we plan to enter into one or more partnerships for the marketing and distribution of Omidria. Timing of any such partnerships depends on numerous factors, including domestic sales of Omidria.
In July 2015, we received notice from Par Pharmaceutical, Inc. and its subsidiary, Par Sterile Products, LLC, together Par, that Par has filed an Abbreviated New Drug Application, or ANDA, containing a Paragraph IV certification under the Hatch-Waxman Act seeking approval from the FDA to market a generic version of Omidria prior to the expiration of three patents listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or Orange Book, for Omidria, or the Orange Book Patents. Following receipt of the notice of Paragraph IV certification, in September 2015 we filed suit under the Hatch-Waxman Act for patent infringement against Par in the U.S. District Court for the District of New Jersey and in the U.S. District Court for the District of Delaware. The complaint that we filed in the U.S. District Court for the District of Delaware has been served on Par and Par has filed an answer asserting defenses and counterclaims for declaratory judgment of patent invalidity and non-infringement of valid claims. The filing of suit against Par triggered a 30-month stay of FDA’s approval of Par’s ANDA, which is expected to remain in effect until the end of January 2018. We have reviewed the assertions in Par’s notice of Paragraph IV certification and believe they do not have merit, and we intend to prosecute vigorously our patent infringement claims against Par.
OMS103. OMS103, derived from our PharmacoSurgery platform, was developed for use during all arthroscopic procedures, including knee and shoulder arthroscopy, and completed Phase 3 trials in patients undergoing arthroscopic anterior cruciate ligament reconstruction and arthroscopic partial meniscectomy. In June 2015, we entered into an exclusive licensing agreement, or the OMS103 Agreement, with Fagron Compounding Services, LLC, d/b/a Fagron Sterile Services, and JCB Laboratories, LLC, or collectively Fagron, an FDA-registered human drug outsourcing facility, under which Fagron is obligated to produce under Good Manufacturing Practice, or GMP, and to commercialize OMS103 in the U.S. Fagron has not yet commenced sales under the OMS103 Agreement. Based on communications with Fagron, we do not expect sales of OMS103 to commence in 2015. We and Fagron are in discussions concerning timing of the initiation of sales under the OMS103 Agreement.
Product Candidates
We have a pipeline of development programs targeting immune-related disorders, pain, inflammation, coagulopathies and disorders of the central nervous system. We have the following five clinical-stage programs in our pipeline:

•
MASP - OMS721. OMS721, our lead MASP-2 antibody, is in a Phase 2 clinical program in patients with complement-mediated thrombotic microangiopathies, or TMAs. OMS721 has received Orphan Drug designation for the prevention (inhibition) of complement-mediated TMAs and Fast Track designation for the treatment of patients with atypical hemolytic uremic syndrome, or aHUS, a form of TMA. In August 2015, we announced positive data from the mid- and high-dose cohorts in the dose-ranging stage of our Phase 2 clinical trial for the treatment of TMAs with consistent and robust improvement in efficacy measures. As in the low-dose cohort, OMS721 was well tolerated by all patients in the mid- and high-dose cohorts throughout the treatment period. Chronic preclinical toxicity studies have been completed and demonstrated no safety concerns, allowing chronic dosing in clinical trials. Additional patients were enrolled in the high-dose cohort, and an additional patient in the high-dose cohort of the dose-ranging stage has completed dosing. This patient has a history of lymphoma for which he underwent hematopoietic stem cell transplant, or HSCT. His post-transplant course has been complicated by a number of life-threatening disorders, including platelet transfusion-requiring TMA. Despite transfusions, the patient’s TMA persisted and he was enrolled in our OMS721 Phase 2 trial. Following the four-week dosing period, platelet count quadrupled, resulting in a count of more than 100,000; haptoglobin level more than doubled and was normal; plasma lactate dehydrogenase level, a measure of damage within blood vessels, decreased by 35 percent but still above normal; and schistocyte (i.e., fragmented red blood cell) count remained at only one. Throughout dosing with OMS721 and since completing OMS721 treatment, the patient has not required platelet transfusions or plasmapheresis. The fixed-dose stage of the Phase 2 clinical trial is expected to continue in 2016. We are preparing to discuss Phase 3 trial design with FDA later this year or in the early part of 2016. In addition, investigator-requested compassionate use for OMS721 continues to be available to European patients with aHUS for whom it has been and will be requested. Based on the positive efficacy and safety data in TMAs, we are currently expanding clinical trials to evaluate OMS721 in IgA nephropathy and other complement-related renal disorders.

•
PDE10 - OMS824 for Huntington’s disease and Schizophrenia. OMS824, our lead phosphodiesterase 10, or PDE10, inhibitor, is in a Phase 2 clinical program for the treatment of Huntington’s disease and a Phase 2 clinical program evaluating OMS824 for the treatment of schizophrenia. Clinical trials evaluating OMS824 in Huntington’s were previously suspended at the request of the FDA. Recently, based on review of our submission of requested data, the FDA notified us that we are permitted to resume clinical trials in our Huntington’s program, with dosing limitations. The dosing limitations are subject to removal pending submission and FDA review of additional information. We are moving forward with the Huntington’s program and will generate additional data for further discussion with the FDA. Given that there was no active schizophrenia trial at the time of program suspension, the FDA will address the OMS824 schizophrenia program when we have a related trial protocol ready for initiation. OMS824 has received Orphan Drug designation for the treatment of Huntington’s disease and Fast Track designation for the treatment of cognitive impairment in patients with Huntington’s disease.

•
PPARγ - OMS405. In our peroxisome proliferator-activated receptor gamma, or PPARγ, program, Phase 2 clinical trials have been conducted by our collaborators to evaluate a PPARγ agonist, alone or in combination with other agents, for treatment of addiction to opioids and to nicotine. Data are expected to be available later this year or in the early part of 2016.

•
OMS201-Urology. OMS201, our PharmacoSurgery product candidate for use during urological procedures, including uroendoscopic procedures, completed a Phase 1/Phase 2 clinical trial in 2010 and is not currently in active clinical trials.

Development Programs and Platforms
Our preclinical programs include:

•	PDE7. In our PDE7 program, we are developing proprietary compounds to treat addiction and compulsive disorders as well as movement disorders.

•
Plasmin. In our Plasmin program, we are advancing novel antifibrinolytic agents for the control of blood loss during surgery or resulting from trauma as well as for other hyperfibrinolytic states (e.g., liver disease).

•
MASP-3. In our MASP-3 program, OMS906, we are developing MASP-3 inhibitors for the treatment of disorders related to the alternative pathway of the complement system and currently are optimizing potent and functionally active antibodies in preparation for scale-up of one or more clinical candidates.

•
GPCR. In our orphan GPCR program, we are conducting in vivo preclinical efficacy studies and optimizing compounds for a number of targets including GPR17 linked to myelin formation, GPR101 linked to obesity, GPR151 linked to neuropathic pain, GPR161 linked to cancer and GPR174 and GPR183 linked to immune disorders.

We have two additional platforms: one used to generate antibodies and the other capable of unlocking new GPCR drug targets.
Financial Summary
We recognized net losses of $19.9 million and $18.3 million for the three months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, our accumulated deficit was $383.3 million, total shareholders’ deficit was $9.0 million and we had $35.0 million in cash, cash equivalents and short-term investments.

Results of Operations
Revenue
Our revenue consists of product sales of Omidria and revenue recognized in connection with third party grant funding.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Product sales, net	$3,244	$—	$6,607	$—
Small Business Innovative Research Grants (SBIR)	15	214	227	359
Total revenue	$3,259	$214	$6,834	$359
The increase in revenue during the three and nine months ended September 30, 2015 compared to the same periods in 2014 was due to the initiation of U.S. sales of Omidria in 2015.
Product Sales, Net
We initially began selling Omidria in the U.S. on a limited basis in February 2015 followed by the broad based launch in April 2015. During the quarter ended September 30, 2015, Omidria reported revenue increased by $120,000, or four percent, from the prior quarter. Omidria units shipped by our wholesalers during the third quarter, however, increased by 71% from the prior quarter according to data we receive from our wholesalers. Wholesaler buying patterns in the third quarter are responsible for the significant difference between reported revenues and wholesaler units shipped to ASCs and hospitals.

We record Omidria product sales net of estimated chargebacks, rebates, distribution fees, and product returns. These deductions to determine product sales, net are generally referred to as gross-to-net deductions. A summary of our 2015 gross-to-net provision, net of payments, is as follows:

	Chargebacks and Rebates	Distribution Fees and Product Return Allowances	Total
	(In thousands)
Balance as of December 31, 2014	$—	$—	$—
Provision related to current period sales	103	285	388
Payments/credits for current period sales	(39)	(85)	(124)
Balance as of September 30, 2015	$64	$200	$264
Chargebacks and Rebates. We have entered into agreements with various entities that include certain mandatory government discounts or rebates on eligible purchases of Omidria. We identify the entities that purchase Omidria and that are eligible for discounted pricing or rebates and, utilizing our historical chargeback information and projected payer mix, we estimate chargebacks and rebates for these entities at the time of sale to the wholesaler.
On October 12, 2015, we entered into an agreement with Apexus, an authorized 340B prime vendor entitling its customers to purchase Omidria from our wholesalers at a greater discount (i.e., sub-340B/sub-WAC) than those offered under our PHSA Pharmaceutical Pricing Agreement. In addition, on October 15, 2015, we announced the launch of the OMIDRIAssure Reimbursement Services Program whereby we expect to expand broadly patient access to Omidria by providing reimbursement support services, free product based on the financial need of government-insured or uninsured patients and financial assistance for patients whose commercial insurance is inadequate to cover fully the costs of Omidria. We do not expect OMIDRIAssure to have a material adverse impact on Omidria’s gross-to-net deductions.
We expect future chargeback and rebate deductions as a percentage of product sales to increase based on our prime vendor agreement, the launch of OMIDRIAssure and increased volume of purchases eligible for government-mandated discounts and rebates. Average selling price for Omidria used to compute Medicare reimbursement has remained unchanged in the fourth quarter of 2015.
Distribution Fees and Product Return Allowances. We pay our wholesalers a distribution fee for services they perform for us based on the dollar value of their purchases of Omidria. We record a provision against product sales for these charges at the time of sale to the wholesaler. We expect distribution fees to fluctuate in correlation with gross product sales.
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

The following table illustrates our expenses associated with these activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Direct external expenses:
Clinical research and development:
OMS721	$5,576	$1,778	$9,971	$6,421
Omidria	647	1,479	2,374	3,933
OMS824	266	2,940	1,317	9,700
Other clinical programs	11	41	29	56
Total clinical research and development	6,500	6,238	13,691	20,110
Preclinical research and development	281	413	1,110	1,403
Total direct external expenses	6,781	6,651	14,801	21,513

Internal, overhead and other expenses	5,252	4,242	14,897	11,892
Stock-based compensation expense	1,231	879	3,784	2,791
Total research and development expenses	$13,264	$11,772	$33,482	$36,196
The increase in total clinical research and development expenses during the three months ended September 30, 2015 compared to the same period in 2014 was due primarily to increased costs for our OMS721 program in connection with manufacturing and clinical research and development. This increase was offset by lower clinical research and development costs related to our OMS824 program due to its 2014 clinical suspension and lower Omidria clinical trial costs.
The decrease in total clinical research and development expenses during the nine months ended September 30, 2015 compared to the same period in 2014 was due primarily to reduced costs for our OMS824 program. During the first quarter of 2014, we manufactured material for the OMS824 Phase 1 and Phase 2 clinical trials. We also incurred Phase 1 and Phase 2 clinical trial costs in 2014 until the suspension of clinical enrollment. Additional decreases included lower clinical trial costs for Omidria. These decreases in clinical research and development costs were partially offset by increased manufacturing costs and clinical trial costs for our OMS721 program.
In addition, internal, overhead and other expenses increased during the three and nine months ended September 30, 2015 compared to the same periods in 2014 due to increased headcount and stock-based compensation expense related to annual company-wide option grants approved in October 2014.
We anticipate that total research and development costs will increase during the remainder of this year due to planned clinical manufacturing and clinical study activities.
At this time, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates due to the inherently unpredictable nature of our preclinical and clinical development activities and given the early stage of many of our preclinical development programs. Clinical development timelines, the probability of success and development costs can differ materially as new data become available and as expectations change. While we are focused currently on advancing our product development programs, our future research and development expenses will depend, in part, on the preclinical or clinical success of each product candidate as well as ongoing assessments of each program’s commercial potential. Our future research and development expenses might also depend on the commercial success of Omidria as well as royalty payments from Fagron with respect to OMS103 sales. In addition, we cannot forecast with any degree of certainty which product candidates, if any, may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.
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

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Selling, general and administrative expenses, excluding stock-based compensation expense	$7,903	$4,788	$22,437	$11,904
Stock-based compensation expense	1,145	786	3,489	2,292
Total selling, general and administrative expenses	$9,048	$5,574	$25,926	$14,196
The increase in selling, general and administrative expenses during the three and nine months ended September 30, 2015 compared to the same periods in 2014 was primarily due to sales and marketing costs incurred in connection with the sales force, marketing materials and events, speakers bureaus and legal costs to support the market launch of Omidria. The increase in stock-based compensation expense during the three and nine months ended September 30, 2015 compared to the same periods in the prior year were primarily due to annual company-wide option grants approved in October 2014. We anticipate selling, general and administrative costs will increase during the remainder of this year primarily due to increased costs in connection with the support of the Omidria market launch.
We intend to hire inVentiv-supplied field sales representatives as Omeros employees on January 1, 2016 and to continue to receive back office sales management and systems support from inVentiv on a month-to-month basis. We anticipate that the conversion will not have a material effect on the overall costs currently incurred for the hired representatives and related systems support.
Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Interest expense	$871	$944	$2,765	$2,555

The decrease in interest expense during the three months ended September 30, 2015 compared to the same quarter in the prior year is primarily due to principal payments being made on the Oxford/MidCap Loan Agreement.
The increase in interest expense during the nine months ended September 30, 2015 compared to the same period in 2014 was due to $12.7 million of incremental borrowings requiring interest only payments until April 1, 2015.
Investment Income and Other Income (Expense), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Investment income and other income (expense), net	$251	$(251)	$693	$(372)
Investment income and other income (expense), net includes interest and sublease rental income, and for three and nine month periods ended September 30, 2014, also includes non-cash charges of $411,000 and $863,000, respectively, associated with extending the exercise period of warrants to purchase 197,000 shares of our common stock by six months in each of March 2014 and September 2014, respectively.

Financial Condition - Liquidity and Capital Resources
As of September 30, 2015, we had $35.0 million in cash, cash equivalents and short-term investments that are held principally in interest-bearing instruments, including money-market accounts. Cash in excess of our immediate requirements is invested in accordance with established guidelines intended to preserve principal and maintain liquidity.
We believe that our existing cash, cash equivalents and short-term investments and revenues, together with capital that we may have the opportunity to raise through public or private equity securities sales, through the issuance of additional debt, through corporate partnerships, through asset sales or through the pursuit of collaborations and licensing arrangements related to certain of our products or programs, will be sufficient to fund our anticipated operating expenses, capital expenditures and interest and principal payments on our outstanding notes for at least the next 12 months. If we are unable to raise additional capital as and when needed, or upon acceptable terms, such failure would have a significant negative impact on our financial condition. Should it be necessary to manage our operating expenses, we would reduce our projected capital requirements through reduction of our expenses by delaying clinical trials, reducing selected research and development efforts, or implementing other restructuring activities during the next 12 months.

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Selected cash flow data
Cash provided by (used in):
Operating activities	$(48,609)	$(42,353)
Investing activities	(28,053)	(8,325)
Financing activities	76,909	50,044
Operating Activities. Net cash used in operating activities was $48.6 million for the nine months ended September 30, 2015. The cash used in operating activities was affected by a net loss of $55.3 million, partially offset by stock-based compensation expense of $7.3 million and a $2.1 million increase in receivables. The increase in receivables relates to increased Omidria sales in 2015 which generally have up to 90 day terms.

Net cash used in operating activities was $42.4 million for the nine months ended September 30, 2014. The cash used in operating activities was affected by a net loss of $53.0 million, partially offset by stock-based compensation expense of $5.1 million and a $3.9 million increase in accounts payable. The increase in accounts payable relates to the timing of payments.
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
Net cash used in investing activities in the nine months ended September 30, 2015 was $28.1 million, an increase of $19.7 million from 2014, primarily due to the purchase of short-term investments with the $79.1 million of net proceeds received from the sale of common stock and pre-funded warrants in our public offering in February 2015. These purchases were partially offset by the sale of $51.6 million of short-term investments to provide cash for operating activities.
Financing Activities. Net cash provided by financing activities in the nine months ended September 30, 2015 was $76.9 million, an increase of $26.9 million over the same period in 2014 primarily due to the $79.1 million of net proceeds received from the sale of 3.4 million shares of common stock and pre-funded warrants to purchase 749,250 shares of common stock in our public offering in February 2015. During the 2014 period, cash was primarily provided by the $37.8 million of net proceeds from the sale of 3.5 million shares of common stock in our public offering and the net additional borrowings of $12.7 million under the Oxford/MidCap Loan Agreement.

Contractual Obligations and Commitments
The following table presents a summary of our contractual obligations and commitments as of September 30, 2015:

	Payments Due Within
	1 Year	2-3 Years	4-5 Years	More than 5 Years	Total
	(In thousands)
Operating leases	$4,083	$8,410	$8,750	$34,389	$55,632
Capital leases (principal and interest)	54	103	13	—	170
Notes payable (principal and interest)	12,256	18,384	—	—	30,640
Goods & services	5,061	—	—	—	5,061
Total	$21,454	$26,897	$8,763	$34,389	$91,503
Operating Leases
We lease our office and laboratory space in The Omeros Building under a lease agreement with BMR-201 Elliott Avenue LLC. The initial term of the lease ends in November 2027 and we have two options to extend the lease term, each by five years. As of September 30, 2015, the remaining aggregate non-cancelable rent payable under the initial term of the lease was approximately $55.5 million.
Notes Payable
We have borrowed $32.0 million under the Oxford/MidCap Loan Agreement that required interest-only payments at an annual rate of 9.25% through March 2015. Beginning April 1, 2015, monthly principal and interest payments of $1.0 million became due through the maturity date of March 1, 2018. In addition, the Oxford/MidCap Loan Agreement requires a $2.2 million loan maturity fee and, if applicable, a prepayment fee, upon full repayment of the loan.
Goods & Services
In June 2014, we entered into an agreement with Ventiv Commercial Services, LLC, or inVentiv, for field sales representatives and related sales operation services for the U.S. commercial launch of Omidria. In October 2014, we amended the agreement to add additional sales representatives in the U.S. As of September 30, 2015, we had a monthly commitment of approximately $630,000 under the agreement and related amendment through January 2016 and $315,000 per month thereafter through June 2016. We can terminate the agreement upon 30 days written notice if Omidria is withdrawn from the market for any reason or a regulatory agency acts to prevent or materially restrict the sale of Omidria, or upon 90 days written notice at any time subsequent to January 2016 for the original group of sales representatives and subsequent to June 2016 for the remaining sales representatives. The $4.2 million of estimated costs for this agreement through June 2016 are included in the table above. We intend to hire inVentiv-supplied field sales representatives as Omeros employees on January 1, 2016 and continue to receive back-office sales management and systems support from inVentiv on a month-to-month basis.
We have a non-exclusive agreement with Patheon Manufacturing Services LLC, or Patheon, for commercial supply of Omidria through December 31, 2015. We are required to provide a monthly, non-binding production forecast covering the term of the contract. Upon submission of the monthly forecast, a portion of the forecast becomes a firm purchase commitment. In the event we do not purchase the quantities included in the firm purchase commitment, we would owe a cancellation fee. The firm purchase commitment of approximately $842,000 as of September 30, 2015 is included in the table above.
We also have a non-exclusive agreement with Hospira Worldwide, Inc., or Hospira, for commercial supply of Omidria. We are working with Hospira to validate the manufacturing process for Omidria at one of its facilities, and this activity is not expected to be completed earlier than the second half of 2016. Our agreement with Patheon for the commercial supply of Omidria at a specific Patheon facility expires at the end of 2015. As a result, we do not expect that Omidria manufacturing will be in production for several months in 2016, at the earliest. This interruption in manufacturing was anticipated and is being addressed through increased production of Omidria prior to the break in manufacturing. Together with at least two years of product shelf life, we believe that we will have sufficient supply to meet product needs until restoration of product production in 2016.
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
Revenue Recognition
Our revenues are comprised of product sales of Omidria and amounts earned for services under grants from the National Institutes of Health, or NIH. Revenue is recognized when there is persuasive evidence that an arrangement exists, product title and risk of loss is passed to the customer or the service has been provided, the price is fixed or determinable and collection is reasonably assured. We record Omidria product revenue upon delivery to our wholesalers or upon shipment to the ASC or hospital for direct sales. Product sales to a wholesaler are not recorded if we determine that the wholesaler’s on-hand Omidria inventory, based on inventory information we regularly receive from our wholesalers, exceeds approximately eight weeks of projected demand. Product sales are recorded net of estimated chargebacks and rebates, distribution fees and estimated product returns utilizing a variety of information including our historical and projected payer mix, our historical experience as well as industry averages, sale-through and inventory on-hand information received directly from wholesalers, changes in the overall marketplace, and the remaining shelf life of product that we have previously sold. Accruals are established for these deductions when revenue is recognized and actual amounts incurred are offset against the applicable accruals. We reflect each of these accruals as either a reduction in the related account receivable or as an accrued liability, depending on how the accrual is settled.
Product Sales, Net
Chargebacks and Rebates. We have entered into agreements with various entities that include certain contractual discounts or rebates on eligible purchases of Omidria. Under certain agreements, our wholesalers forward a chargeback to us for the difference between wholesale acquisition cost, or WAC, and the applicable discounted price. We identify the entities that purchase Omidria and which are eligible for discounted pricing or rebates and, utilizing our historical chargeback information and projected payer mix, we estimate chargebacks and rebates for these entities.
We have entered into a Medicaid Drug Rebate Agreement with CMS that provides a rebate to participating states based on covered purchases of Omidria. We estimate Medicaid rebates based on our payer mix and historical information for Omidria.
On October 12, 2015, we entered into an agreement with Apexus, an authorized 340B prime vendor entitling Apexus’ customers to purchase Omidria from our wholesalers at a greater discount (i.e., sub-340B/sub-WAC) than those offered under our PHSA Pharmaceutical Pricing Agreement. In addition, on October 15, 2015, we announced the launch of the OMIDRIAssure Reimbursement Services Program whereby we expect to expand broadly patient access to Omidria by providing reimbursement support services, free product based on the financial need of government-insured or uninsured patients and financial assistance for patients whose commercial insurance is inadequate to cover fully the cost of Omidria.
We expect future chargeback and rebate deductions as a percentage of product sales to increase based on our prime vendor agreement, the launch of OMIDRIAssure and increased volume of purchases eligible for government-mandated discounts and rebates. Average selling price for Omidria has remained unchanged in the fourth quarter of 2015.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk is primarily confined to our investment securities and notes payable. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in high-credit-quality securities. As of September 30, 2015, we had cash, cash equivalents and short-term investments of $35.0 million. In accordance with our investment policy, we invest funds in highly liquid, investment-grade securities. These securities in our investment portfolio are not leveraged and are classified as available-for-sale. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates and, with our current portfolio of short term investments, we are not exposed to potential loss due to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2015. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
On September 2, 2015, we filed a patent infringement lawsuit in the U.S. District Court for the District of New Jersey and on September 3, 2015, filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware against Par. The lawsuits were filed under the Hatch-Waxman Act for Par’s infringement of three Omeros patents, U.S. Patent Nos. 8,173,707, 8,586,633 and 9,066,856, which relate to Omidria and which are listed in the Orange Book published by the FDA. The lawsuits were filed following our receipt of a Paragraph IV certification notice that we received from Par, dated July 23, 2015, regarding Par’s filing with the FDA an ANDA seeking approval to market a generic version of Omidria prior to the expiration of the three Orange Book-listed patents for Omidria. These patents were granted following review by the U.S. Patent and Trademark Office, are presumed to be valid under governing law, and can only be invalidated in federal court with clear and convincing evidence. Under the Hatch-Waxman Act, we were permitted to file suit within 45 days from receipt of Par’s notice and thereby trigger a 30-month stay of the FDA’s approval of Par’s ANDA. The stay is expected to remain in effect until the end of January 2018. We have reviewed the assertions in Par’s notice of Paragraph IV certification and believe they do not have merit, and intend to prosecute vigorously our patent infringement claims against Par.

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
Omidria is our only product that has been approved by the FDA for commercial sale in the U.S. and broad-based product sales began in April 2015. For the three months ended September 30, 2015, we recorded net sales of Omidria of $3.2 million. We have not generated revenue from sales of Omidria to date that are sufficient to fund our operations and do not expect to generate sufficient revenue from Omidria to fund our operations in the near term. To achieve sustained profitability, we will need to generate substantially more product revenue from Omidria or our product candidates that may receive approval. Our ability to generate significant revenue from Omidria product sales depends on our ability to achieve increased market acceptance of, and to otherwise effectively commercialize, Omidria. We may not be able to commercialize successfully Omidria or any product candidate, if approved, for a number of reasons, including:

•	a lack of acceptance by physicians, patients, third-party payers and other members of the medical community;

•	our limited experience in marketing, selling and distributing Omidria or any other product;

•	our limited experience managing third-party commercial manufacturing of Omidria or any other product;

•
our reliance on a sole manufacturer or limited number of manufacturers and our reliance on a limited number of suppliers of the product’s active pharmaceutical ingredients, excipients and packaging materials;

•
pricing, reimbursement and coverage policies of government and private payers such as Medicare, Medicaid, the Department of Veterans Affairs, or VA, group purchasing organizations, insurance companies, health maintenance organizations and other plan administrators;

•	the availability, relative price and efficacy of the product as compared to alternative treatment options or competing products;

•	an unknown safety risk of Omidria or any product candidate;

•	the failure to obtain regulatory approval;

•	the failure to enter into and maintain acceptable partnering arrangements for marketing and distribution of products, including for Omidria, outside of the U.S.;

•	an inability to recruit and retain adequate numbers of effective sales and marketing personnel;

•	changed or increased regulatory restrictions in the U.S., EU and other foreign territories; and

•	a lack of adequate financial or other resources to commercialize the product successfully.
If we are not able to commercialize successfully Omidria or any other product candidate, if approved, for these or other reasons, our ability to generate revenue from product sales and achieve profitability will be adversely affected and the market price of our common stock could decline significantly.
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

•	the level of demand for Omidria;

•	the level and timing of commercial sales of Omidria;

•
the extent to which coverage and reimbursement for Omidria is available from government and private third-party payers such as Medicare, Medicaid, the VA, insurance companies, group purchasing organizations, health maintenance organizations and other plan administrators;

•	the amount of chargebacks, rebates and product returns for Omidria;

•	the ability of the OMIDRIAssure Reimbursement Services Program to increase meaningfully patient access to Omidria;

•	the continued availability of adequate reimbursement for Omidria once transitional pass-through reimbursement expires;

•	the timing, cost and level of investment in our sales and marketing efforts to support Omidria sales;

•	the ability and commitment of Fagron to manufacture and commercialize OMS103 successfully and the level of royalties, if any, paid to Omeros by Fagron;

•	the timing, cost and level of investment in our research and development activities involving Omidria and our product candidates; and

•	the timing and cost of conducting required post-approval studies for Omidria and expenditures we will or may incur to acquire or develop additional technologies, products and product candidates.
In addition, the number of procedures in which Omidria or OMS103 is used, or the size of the market in which any other of our products would be used, if commercialized, may be significantly less than the total number of such procedures performed or total possible market size. Our revenues may also depend on commercial arrangements, development funding and the achievement of development and clinical milestones under collaboration and license agreements that we may enter into from time to time in the future, including without limitation our exclusive license agreement for the U.S. commercialization of OMS103. Upfront and milestone payments, as well as payments based on product sales, under these arrangements may vary significantly from quarter to quarter and any such variance could cause a significant fluctuation in our operating results from one quarter to the next.
These and other factors, including our limited history of product sales, may make it difficult for us to forecast and provide in a timely manner public guidance (including updates to prior guidance) related to our projected financial performance.
If we are unable to market and successfully sell and/or distribute Omidria, or our product candidates if approved, our ability to generate revenue may be limited.
Prior to the U.S. launch of Omidria, Omeros had never marketed, sold or distributed any product. If we are unsuccessful in building or managing a sales and marketing infrastructure internally or through one or more third-party partners for any product or approved product candidates in the U.S. or elsewhere, or if any of those third-party partners fail to perform as necessary, we will have difficulty marketing and selling successfully the product or commercializing the product candidate, which would adversely affect our business and financial condition. We intend to hire inVentiv-supplied field sales representatives as Omeros employees on January 1, 2016 continue to receive back-office sales management and systems support from inVentiv on a month-to-month basis. We have only limited experience in maintaining a commercial sales force on our own, and we may not be able to maintain successfully the Omeros-employed sales representatives in a cost-effective or timely manner, or otherwise realize a positive return on our investment. We will also have to compete with other pharmaceutical and life sciences companies to recruit and retain our dedicated sales team. Because of the numerous risks and uncertainties involved with establishing and maintaining a commercial sales force, we may experience difficulties commercializing Omidria successfully, which would adversely affect our business and financial results.

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
We have incurred cumulative operating losses since inception and are unable to predict whether or when we will become profitable. If we are unable to raise additional capital when needed, we may be unable to continue commercialization of Omidria, to complete the development and commercialization of our product candidates or to continue our other preclinical development programs.
Our operations have consumed substantial amounts of cash since our incorporation and, as of September 30, 2015, we had an accumulated deficit of approximately $383.3 million. We expect to continue to spend substantial amounts to:

•	continue the commercialization of Omidria;

•	continue research and development in all of our programs;

•	make principal and interest payments under the Oxford/MidCap Loan Agreement;

•	initiate and conduct clinical trials for other programs and product candidates; and

•	commercialize and launch any product candidates for which we receive regulatory approval.
We expect to continue to incur additional losses until such time as we generate significant revenue from the sale of Omidria, other commercial products and/or significant partnering revenues. We are unable to predict the extent of any future losses or whether or when we will become profitable. To date we have not generated revenue from sales of Omidria that is sufficient to fund our operations. If we do not raise additional capital when needed through one or more funding avenues, such as corporate partnering or debt or equity financings, we may be unable to complete these tasks successfully, or at all, which could prevent us from generating sales revenue or limit the amount of sales revenue generated. Further, if we are unable to generate sufficient revenue from the sale of Omidria, other commercialized products and/or partnering arrangements, we may never become and remain profitable and will be required to raise additional capital. If we are unable to raise sufficient capital if and when required, our business and prospects could be harmed and our stock price could decline significantly.
If Omidria or any other product that we may develop and commercialize does not receive adequate reimbursement from governments or other third-party payers, or if we do not establish and maintain market-acceptable pricing for Omidria or those commercialized products, they may not be purchased or used and, as a result, our prospects for revenue and profitability could suffer.
Our future revenues and profitability will depend heavily on the pricing and availability of adequate reimbursement for the use of products that we or our third-party business partners commercialize, including Omidria and, once commercialized, OMS103, from governmental and other third-party payers, both in the U.S. and in other countries. Omidria or any other product that we bring to market may not be considered cost-effective and/or the amount reimbursed for any product may be insufficient to allow us to sell the product profitably. Reimbursement by a third-party payer may depend on a number of factors, including the third-party payer’s determination that use of a product is:

•	a covered benefit under its health plan;

•	safe, effective and medically necessary;

•	appropriate for the specific patient;

•	cost-effective; and

•	neither experimental nor investigational.
Reimbursement by government payers may depend on the same or similar factors as reimbursement by third-party payers and also depends on complex regulations that may change with annual or more frequent rulemaking and other legislative activities.
Obtaining reimbursement approval for any product from each government or third-party payer can be a time-consuming and costly process that will require the build-out of a sufficient staff or the engagement of third parties and could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our approved products to each payer. We can provide no assurances at this time regarding the cost-effectiveness of Omidria, OMS103 or any of our product candidates. Further, we can provide no assurance that the amounts, if any, reimbursed to surgical facilities for utilization of any of our surgery-related products, including Omidria, any of our product candidates or OMS103, or to surgeons for the administration and delivery of these products or product candidates will be considered adequate to justify the use of these products or product candidates. Even if one payer adopts a favorable reimbursement methodology for a product or product candidate, if commercialized, there is no guarantee that other third-party payers will adopt the same methodology. For example, other third-party payers often follow, but are not required to follow, the reimbursement methodology adopted by CMS. As a result, obtaining acceptable coverage and reimbursement from one payer does not guarantee that we will obtain similar acceptable coverage or reimbursement from another payer.
There may be significant delays in obtaining reimbursement for newly approved products, and we may not be able to provide data sufficient to be granted reimbursement. Even when a payer determines that a product is eligible for reimbursement, coverage may be limited to the uses of a product that are either approved by the FDA (or, in other countries, the relevant country’s regulatory agency) and/or appear in a recognized drug compendium, and other conditions may apply. Moreover, eligibility for coverage does not mean that any product will be reimbursed at a rate that allows us to make a profit in all cases or at a rate that covers our costs, including research, development, manufacturing, sales and distribution. Increasingly, third-party payers that reimburse for healthcare services and products, such as government and private payers, are requiring that companies provide them with predetermined discounts from list prices and challenging the prices charged for medical products. Even if we receive reimbursement for a product, the initial rate or method at which the product will be reimbursed could become unfavorable to us at the time reimbursement is initiated or in the future. In addition, pass-through reimbursement status is granted for a limited duration and we expect that pass-through reimbursement status for Omidria will last until December 31, 2017. After pass-through reimbursement status expires, we may not be able to maintain or obtain separate or adequate reimbursement for Omidria.
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
Our business is subject to extensive government regulation, including the regulations associated with approval for marketing of our product candidates.
Both before and after approval of any product, we and our suppliers, contract manufacturers and clinical investigators are subject to extensive regulation by governmental authorities in the U.S. and other countries, covering, among other things, testing, manufacturing, quality control, clinical trials, labeling, advertising, promotion, distribution, and import and export. Failure to comply with applicable requirements could result in, for example, one or more of the following actions: warning letters; unanticipated expenditures; delays in approval or refusal to approve a product candidate; product recall or seizure; interruption of manufacturing or clinical trials; operating or marketing restrictions; injunctions; criminal prosecution and civil or criminal penalties including fines and other monetary penalties. We, the FDA or an independent Institutional Review Board or Ethics Committee may suspend or terminate human clinical trials at any time on various grounds, including a finding that the patients are or would be exposed to an unacceptable health risk or because of the way in which the investigators on which we rely carry out the trials.
Obtaining FDA approval of our product candidates requires substantial time, effort and financial resources and may be subject to both expected and unforeseen delays, and there can be no assurance that any approval will be granted on any of our product candidates on a timely basis, if at all.
The FDA may decide that our data are insufficient for approval of our product candidates and require additional preclinical, clinical or other studies or additional work related to chemistry, manufacturing and controls. As we develop our product candidates, we periodically discuss with the FDA clinical, regulatory and manufacturing matters, and our views may, at times, differ from those of the FDA. If we are unable to resolve questions raised by the FDA, we may be required to provide additional information, which may necessitate additional preclinical studies or clinical trials. If we are required to conduct additional nonclinical or clinical trials or to conduct other testing of our product candidates beyond that which we currently contemplate for regulatory approval, if we are unable to complete successfully our clinical trials or other testing, or if the results of these and other trials or tests fail to demonstrate efficacy or raise safety concerns, we may face substantial additional expenses, be delayed in obtaining marketing approval for our product candidates or may never obtain marketing approval.

Even if regulatory approval of a product candidate is obtained there is no guarantee that the product will be commercially successful or address a clinical need. Governing regulatory authorities may require post-marketing studies that may negatively impact the commercial viability of a product. Once on the market, a product may become associated with previously undetected adverse effects and/or may develop, for example, manufacturing difficulties. As a result of any of these or other problems, a product’s regulatory approval could be withdrawn. Any of these outcomes could harm our business and operating results.
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
In order to comply with these U.S. and other laws, we must establish and maintain an effective healthcare compliance program. In addition, some states mandate that we have an established compliance program. Implementing an effective compliance program requires the expenditure of significant time and resources. If we are found to be in violation of any of these laws, we may be subject to significant penalties, including civil or criminal penalties, damages and fines as well as exclusion from government healthcare programs. In addition, if government enforcement authorities initiate an investigation into potential violations of these laws, we would be required to expend considerable resources and face adverse publicity and the potential disruption of our business, even if we are ultimately found not to have committed a violation.
Failure to obtain regulatory approval in foreign jurisdictions would prevent us from marketing our products internationally.
We intend to have Omidria and our product candidates, if approved, marketed outside the U.S. In order to market our products in the EU and many other non-U.S. jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The regulatory approval procedure varies among countries and can involve additional testing and data review. The requirements governing marketing authorization, the conduct of clinical trials, pricing and reimbursement vary from country to country. The time required to obtain regulatory approval outside the U.S. may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval discussed in these “Risk Factors” and we may not obtain foreign regulatory approvals on a timely basis, or at all. Approval by the FDA or EC does not ensure approval by regulatory agencies in other jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory agencies in other foreign countries or by the FDA. The failure to obtain regulatory approval in one or more foreign jurisdictions, or any delays in the regulatory process, could harm our business. In addition, while Omidria has been approved for marketing in all EU member states plus Iceland, Lichtenstein, and Norway, we have not yet obtained the pricing or reimbursement decisions from those jurisdictions required to market Omidria in each of them.
We currently depend on a third party for the commercialization of OMS103 and we cannot guarantee that such commercialization will occur or be successful.
In June 2015 we entered into the OMS103 Agreement pursuant to which we granted Fagron an exclusive, royalty-free license to the OMS103 intellectual property, manufacturing information and clinical data to manufacture and commercialize OMS103 in the U.S. in exchange for potential future payments based on product revenue and achievement of commercial milestones. As a result of entering into the OMS103 Agreement, we have discontinued our OMS103 clinical development program and are dependent on Fagron to commercialize OMS103 in the U.S. We cannot control whether or not Fagron will fulfill its obligations under the OMS103 Agreement or whether the commercialization of OMS103 will be successful. Fagron has not yet commenced sales under the OMS103 Agreement and has recently expressed concerns regarding its ability to meet some of the diligence milestones in the time frame required, including initial sale of OMS103 in the fourth quarter of 2015.

Assuming Fagron complies with its obligations under the OMS103 Agreement, Fagron may fail to commercialize OMS103 successfully for a number of reasons, including:

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
We and Fagron are in discussions concerning timing of the initiation of sales under the OMS103 Agreement. If Fagron fails to perform its obligations under the OMS103 Agreement in a timely manner it would adversely affect the likelihood and timing of our receipt of royalty or milestone payments from Fagron under the OMS103 Agreement. Further, if the OMS103 Agreement is terminated, we can provide no assurances that we will be able to enter into another licensing agreement or have sufficient resources to restart clinical development and conduct any clinical trials if desired. Any of the above risks, if realized, could adversely affect our results of operations.
Under Section 503B of the FDCA, registered outsourcing facilities are required to manufacture under GMP and are subject to FDA inspections and audits. They also are not allowed to manufacture a product that is essentially a copy of one or more FDA-approved drugs. If Fagron is prohibited from commercializing or from continuing commercial sales of OMS103 following initial commercialization because of violations of any FDA regulations or any other reason, our ability to generate revenue from royalty payments from Fagron and achieve profitability will be adversely affected and the market price of our common stock could decline.
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
Our existing Omidria manufacturing agreement with Patheon, which is for a specific facility, expires at the end of 2015. Validation of the manufacturing process for Omidria under our Hospira supply agreement has not been completed. We do not expect to have a new agreement in place with Patheon for the manufacture of Omidria at an alternate Patheon facility, or with a different manufacturer, to provide a second source of supply for Omidria for several months in 2016. Further, we do not expect that any Omidria manufacturing facility will be in production before the second half of 2016, at the earliest. We have existing product inventories and have committed to manufacturing quantities of Omidria that we believe will be sufficient to meet market demand during the period in which no manufacturing facilities are in production. However, we can provide no assurances if or when the Hospira manufacturing facility or a second manufacturing facility for Omidria will be in production or whether we can meet market demand for Omidria if demand starting in 2016 is greater than we anticipate. Additionally, the damage to or destruction of Omidria inventory, including inventory warehoused at our third-party logistics provider, could also adversely affect our ability to meet market demand. Any significant delays in the manufacture of clinical or commercial supplies could materially harm our business and prospects.

If the contract manufacturers that we rely on experience difficulties manufacturing Omidria or our product candidates or fail FDA or other regulatory inspections, our clinical trials, regulatory submissions and ability to sell Omidria or any other commercialized product and generate revenue may be significantly delayed.
Contract manufacturers that we select to manufacture Omidria or our product candidates for commercial supply or for clinical testing may encounter difficulties with the small- and large-scale formulation and manufacturing processes required for such manufacture. These difficulties could result in delays in clinical trials, regulatory submissions, or impact the commercialization of our products and product candidates. Once a product is approved and is marketed, these difficulties could also result in the recall or withdrawal of the product from the market or failure to have adequate supplies to meet market demand. In addition, we and our contract manufacturers must comply with cGMPs that are strictly enforced by the FDA and other regulatory authorities through facilities inspection programs. These cGMPs include quality control, quality assurance and the maintenance of records and documentation. We or our contract manufacturers may be unable to comply with cGMPs or with other FDA, state, local and foreign regulatory requirements. Although we have obligations to review their compliance, we have limited control over our current, and expect to have limited control for any future, contract manufacturers’ compliance with these regulations and standards, or with their quality control and quality assurance procedures. Large-scale manufacturing processes that have been developed, or which would be developed in the future, for our product candidates, or establishing or successfully completing technology transfer to additional manufacturers for Omidria, will require validation studies, which the FDA or other regulatory authorities must review and approve. Failure to comply with these requirements by our contract manufacturers could result in the initiation of enforcement actions by the FDA and other regulatory authorities, as well as the imposition of sanctions, including fines and civil penalties, suspension of production, suspension or delay in regulatory approval, product seizure or recall or withdrawal of product approval. If the safety of Omidria or any product candidate supplied by contract manufacturers is compromised due to their failure to adhere to applicable laws or for other reasons, we may not be able to obtain or maintain regulatory approval for or successfully commercialize Omidria or one or more of our product candidates, which would harm our business and prospects significantly.
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
We may be unable to initiate or continue clinical trials for product candidates or, potentially, for Omidria, if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA, the EMA or other regulatory authorities outside the U.S. Patient enrollment for any of our clinical trials also may be affected by other factors, including:

•	the severity of the disease under investigation;

•	the design of the trial protocol;

•	the size of the patient population (e.g., for orphan diseases or for some pediatric indications);

•	the availability of competing therapies and clinical trials;

•	the regional differences in diagnosis and treatment;

•	the eligibility criteria of the study in question;

•	the perceived risks and benefits of the product or product candidate under study;

•	the efforts to facilitate timely enrollment in clinical trials;

•	the patient referral practices of physicians;

•	the ability to monitor patients adequately before and after treatment; and

•	the proximity and availability of clinical trial sites for prospective patients.
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
We must complete successfully preclinical testing, which may include demonstrating efficacy and the lack of toxicity in established animal models, before commencing clinical trials for any product candidate. Many pharmaceutical and biological products do not successfully complete preclinical testing and, even if preclinical testing is successfully completed, may fail in clinical trials. In addition, there can be no assurance that positive results from preclinical studies will be predictive of results obtained from subsequent preclinical studies or clinical trials. For example, our studies of PDE7 inhibitors in different animal models of Parkinson’s disease, which may or may not be relevant to the mechanism of action of PDE7 inhibitors in humans, have produced varying results. Further, we cannot be certain that any of our preclinical product development programs will generate product candidates that are suitable for clinical testing. For example, we have not yet generated any products or product candidates from our GPCR program. We may discover that there are fewer druggable targets among the orphan GPCRs than we currently estimate and that, for those orphan GPCRs for which we identify functionally active compounds that we elect to develop independently, we are unable to develop related product candidates that successfully complete preclinical or clinical testing. If we are unable to develop product candidates, potential corporate partners may be unwilling to enter into partnership agreements with us. We also cannot be certain that any product candidates that do advance into clinical trials will successfully demonstrate safety and efficacy in clinical trials. Even if we achieve positive results in early clinical trials, they may not be predictive of the results in later trials.
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
We cannot provide assurances that any of our patent applications will be found to be patentable, including over our own prior art patents, or will issue as patents, nor can we make assurances as to the scope of any claims that may issue from these pending and future patent applications or to the outcome of any proceedings by any potential third parties that could challenge the patentability, validity or enforceability of our patents and patent applications in the U.S. or foreign jurisdictions, which could limit patent protection for our products and product candidates and materially harm our business.
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
In July 2015, we received notice from Par that it had filed an ANDA containing a Paragraph IV certification under the Hatch-Waxman Act seeking approval from the FDA to market a generic version of Omidria. We intend to enforce vigorously our intellectual property rights relating to Omidria, including the three patents referenced in Par’s notice of Paragraph IV certification and patents that may issue from currently pending patent applications. In the future, other manufacturers may potentially file ANDAs seeking approval for the sale of generic versions of Omidria before our relevant patents expire, or generic manufacturers may challenge one or more of the patents using U.S. Patent Office procedures, and, if any of these events occur, we also intend to enforce vigorously relevant patents against them. Any legal action taken to defend our patents, including our suit against Par, will likely be costly, time consuming and distracting to management, could have a material adverse effect on our business, and could result in a finding that some or all of the claims of one or more of our relevant patents are invalid, unenforceable and/or not infringed by the ANDA filer’s proposed product. Until the Par matter is finally resolved, the uncertainty of the outcome may cause our stock price to decline. An adverse outcome in such legal action could also result in a generic version of Omidria being launched after the expiration of the mandatory three-year clinical data exclusivity for

Omidria. The introduction of a generic version of Omidria could have a material negative impact on our financial condition and results of operations.
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
Further, a third party may claim that we or our contract manufacturers are using inventions covered by the third party’s patent rights and may go to court to stop us from engaging in the alleged infringing activity, including making, using or selling our products and product candidates. These lawsuits are costly and could affect our results of operations and divert the attention of managerial and technical personnel. There is a risk that a court would decide that we, or our contract manufacturers, are infringing the third party’s patents and would order us or our partners to stop the activities covered by the patents. In addition, if we or our contract manufacturers are found to have violated a third party’s patent, we or our contract manufacturers could be ordered to pay damages to the other party. We have agreed to or may agree to indemnify our contract manufacturers against certain patent infringement claims and thus may be responsible for any of their costs associated with such claims and actions. The pharmaceutical, biotechnology and other life sciences industry has produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts and the interpretation is not always uniform. If we were sued for patent infringement, we would need to demonstrate that our products and product candidates or methods of use either do not infringe the patent claims of the relevant patent or that the patent claims are invalid, and we be unable to do this. Proving invalidity, in particular, is difficult since it requires clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents.
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
We may not achieve commercial success, particularly if our competitors market products that are safer, more effective, less expensive or faster to reach the market than Omidria or any future products that we may develop and commercialize. Our competitors also may market a product that proves to be unsafe or ineffective, which may affect the market for our competing product, or future product, regardless of the safety or efficacy of our product. For example, compounding pharmacies or registered outsourcing facilities could seek to supply compounded versions of Omidria, which could have a material adverse effect on our business and financial condition, and enforcement of our intellectual property to address such activities may consume significant time and resources that could also have a material adverse effect on our business and financial condition. As a further example, other pharmaceutical companies, many with significantly greater resources than we have, are developing PDE10 inhibitors with the same mechanism of action as our product candidate OMS824, and these companies may be further along in development and have the resources to develop their product candidates at a faster rate than we can. In addition, we believe that other companies are attempting to find compounds that functionally interact with orphan GPCRs. If any of these companies are able to achieve this for a given orphan GPCR before we do, we may be unable to establish a commercially valuable intellectual property position around that orphan GPCR. The failure of Omidria or any other future product that we may market to effectively compete with products marketed by our competitors would impair our ability to generate revenue, which would have a material adverse effect on our future business, financial condition and results of operations.
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
During the 12-month period ended September 30, 2015, our stock traded as high as $30.23 per share and as low as $10.48 per share. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors could include:

•	failure of Omidria, or any of our product candidates if approved, to achieve commercial success;

•	the pace of acceptance of Omidria by physicians, patients, third-party payers and other members of the medical community, or the timing and level of insurance coverage and reimbursement;

•
FDA or foreign regulatory actions related to Omidria or any of our product candidates, including our programs evaluating OMS824 for the treatment of Huntington’s disease and for the treatment of schizophrenia;

•	our ability to partner in the EU with respect to Omidria;

•	results from our clinical development programs, including the data from our ongoing clinical development programs evaluating Omidria, OMS721, OMS824, and PPARγ;

•	failure of Fagron to manufacture and commercialize OMS103 successfully or in accordance with the terms of the OMS103 Agreement;

•	announcements regarding the progress of our preclinical programs, including without limitation our GPCR program;

•	quarterly variations in our results of operations, including potential product returns and timing of revenue recognition, or in those of our competitors;

•	our ability to develop and market new and enhanced products on a timely basis;

•	announcements by us or our competitors of acquisitions, regulatory approvals, clinical milestones, new products, significant contracts, commercial relationships or capital commitments;

•	third-party coverage and reimbursement policies;

•	additions or departures of key personnel;

•	commencement of, our involvement in and resolution of litigation;

•	our ability to meet our repayment and other obligations under the Oxford/MidCap Loan Agreement;

•	the inability of our contract manufacturers to provide us with adequate commercial supplies of Omidria and our product candidates;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	changes in earnings estimates or recommendations by securities analysts or failure of our financial performance to meet estimates or guidance provided to the public;

•	any major change in our board or management;

•	the extent to which we raise funds by issuing equity or debt securities;

•	general economic conditions and slow or negative growth of our markets; and

•	political instability, natural disasters, war and/or events of terrorism.
From time to time, we estimate the timing of the accomplishment of various commercial, scientific, clinical, regulatory and other product development goals or milestones. These milestones may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings. Also, from time to time, we expect that we will publicly announce the anticipated timing of some of these milestones. All of these milestones are based on a variety of assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If we do not meet these milestones as publicly announced, our stock price may decline and the commercialization of our product candidates may be delayed.
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
Approximately 9.5 million shares of common stock that are either subject to outstanding warrants or outstanding options will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements. In addition, we also have approximately 1.7 million shares of common stock reserved for future issuance under our employee benefit plans that are not subject to outstanding options. If the holders of these outstanding warrants and/or options to purchase our common stock elect to exercise some or all of them, or if the shares subject to our employee benefit plans are issued and become eligible for sale in the public market, our shareholders would experience dilution and the market price of our common stock could decline.
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

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1††	First Amendment to Commercial Supply Agreement dated August 1, 2015 by and between Omeros Corporation and Hospira Worldwide, Inc.
10.2††
First Amendment to Pharmaceutical Manufacturing and Supply Agreement between Patheon Manufacturing Services (successor-in-interest to DSM Pharmaceuticals, Inc.) and Omeros Corporation dated July 7, 2015

10.3	Fourth Amendment to Lease dated September 8, 2015 between Omeros Corporation and BMR-201 Elliott Avenue LLC
12.1	Ratio of Earnings to Fixed Charges
31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

††	Portions of this exhibit are redacted in accordance with a request for confidential treatment.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEROS CORPORATION

Dated: November 9, 2015	/s/ Gregory A. Demopulos
Gregory A. Demopulos, M.D.
President, Chief Executive Officer and Chairman of the Board of Directors

Dated: November 9, 2015	/s/ Michael A. Jacobsen
Michael A. Jacobsen
Vice President, Finance, Chief Accounting Officer and Treasurer