Form 10-Q
period 2016-03-31
OMEROS CORP
filed 2016-05-10
CIK 1285819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
 ________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 2, 2016, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 39,135,054.

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

•	when or whether the dosing limitations in our OMS824 program may be removed;

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

•
our expectations regarding our OMS103 exclusive license agreement including, without limitation, the manufacturing and commercialization of OMS103 and the commencement and subsequent continuation of product sales on which we could receive royalty revenue; and

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

OMEROS CORPORATION
FORM 10-Q FOR THE QUARTER ENDED March 31, 2016

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
OMEROS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$978	$1,365
Short-term investments	12,266	26,898
Receivables	6,646	6,517
Inventory	1,972	472
Prepaid expense	2,460	1,894
Total current assets	24,322	37,146
Property and equipment, net	898	951
Restricted cash and investments	10,679	10,679
Other assets	73	219
Total assets	$35,972	$48,995

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$5,332	$6,428
Accrued expenses	12,120	9,752
Current portion of notes payable	69	73
Total current liabilities	17,521	16,253
Notes payable, net	49,973	49,769
Deferred rent	9,220	9,207
Commitments and contingencies (Note 8)
Shareholders’ deficit:
Preferred stock, par value $0.01 per share, 20,000,000 authorized and none issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, par value $0.01 per share, 150,000,000 authorized at March 31, 2016 and December 31, 2015; 39,119,154 and 38,040,891 issued and outstanding at March 31, 2016 and December 31, 2015, respectively	391	380
Additional paid-in capital	382,548	376,528
Accumulated deficit	(423,681)	(403,142)
Total shareholders’ deficit	(40,742)	(26,234)
Total liabilities and shareholders’ deficit	$35,972	$48,995
See notes to condensed consolidated financial statements

OMEROS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues
Product sales, net	$7,246	$238
Grant revenue	173	150
Total revenue	7,419	388

Costs and expenses
Cost of product sales	327	11
Research and development	15,434	9,318
Selling, general and administrative	11,110	8,989
Total costs and expenses	26,871	18,318
Loss from operations	(19,452)	(17,930)
Interest expense	(1,375)	(957)
Other income (expense), net	288	218
Net loss	$(20,539)	$(18,669)
Comprehensive loss	$(20,539)	$(18,669)
Basic and diluted net loss per share	$(0.54)	$(0.51)
Weighted-average shares used to compute basic and diluted net loss per share	38,317,084	36,483,559
See notes to condensed consolidated financial statements

OMEROS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net loss	$(20,539)	$(18,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	53	55
Stock-based compensation expense	4,422	2,517
Non-cash interest expense	213	212
Changes in operating assets and liabilities:
Receivables	(129)	(146)
Inventory	(1,500)	—
Prepaid expenses and other noncurrent assets	(420)	725
Accounts payable and accrued expenses	1,272	(2,170)
Net cash used in operating activities	(16,628)	(17,476)
Investing activities:
Purchases of investments	(18)	(79,389)
Proceeds from the sale and maturities of investments	14,650	17,300
Net cash provided by (used in) investing activities	14,632	(62,089)
Financing activities:
Proceeds from issuance of common stock and pre-funded warrants, net	—	79,076
Proceeds upon exercise of stock options and warrants	1,609	1,576
Net cash provided by financing activities	1,609	80,652
Net (decrease) increase in cash and cash equivalents	(387)	1,087
Cash and cash equivalents at beginning of period	1,365	354
Cash and cash equivalents at end of period	$978	$1,441
Supplemental cash flow information
Cash paid for interest	$776	$745
See notes to condensed consolidated financial statements

OMEROS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1—Organization and Significant Accounting Policies
Organization
We are a biopharmaceutical company committed to discovering, developing and commercializing both small-molecule and protein therapeutics for large-market as well as orphan indications targeting inflammation, coagulopathies and disorders of the central nervous system. Our first drug product OMIDRIA was approved by the United States (U.S.) Food and Drug Administration (FDA) for use during cataract surgery or intraocular lens replacement. We broadly launched OMIDRIA in the U.S. in April 2015.
Basis of Presentation
Our condensed consolidated financial statements include the financial position and results of operations of Omeros Corporation (Omeros) and our wholly owned subsidiaries. All inter-company transactions have been eliminated and we have determined we operate in one segment. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 includes all adjustments, which include normal recurring adjustments, necessary to present fairly our interim financial information. The Condensed Consolidated Balance Sheet at December 31, 2015 has been derived from our audited financial statements but does not include all of the information and footnotes required by GAAP.
The accompanying unaudited condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and related notes thereto that are included within our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the U.S. Securities and Exchange Commission (SEC) on March 15, 2016.
Product Sales, Net
We record revenue from OMIDRIA product sales when the product is delivered to our wholesalers.
Product sales are recorded net of estimated chargebacks and rebates, wholesaler distribution fees and estimated product returns. Accruals or allowances are established for these deductions when revenue is recognized, and actual amounts incurred are offset against the applicable accruals and allowances. We reflect each of these accruals or allowances as either a reduction in the related accounts receivable or as an accrued liability, depending on how the accrual or allowance is settled.
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

Liquidity and Capital Resources
As of March 31, 2016, we had $13.2 million in cash, cash equivalents and short-term investments. In addition, we have $10.0 million in restricted cash and investments that must be maintained in depository and investment accounts pursuant to the Loan and Security Agreement (the Oxford/EWB Loan Agreement) entered into in December 2015 with Oxford Finance LLC (Oxford) and East West Bank (EWB) as well as $679,000 used to secure a letter of credit for the Omeros Building lease. We expect to continue to incur losses until such time as OMIDRIA product sales, corporate partnerships and/or licensing revenues from products or programs are adequate to support our ongoing operating expenses and debt service. We are unable to predict if or when this may occur, and until it does occur, we will need to continue to raise additional funds through public or private equity securities sales, including under our At Market Issuance Sales Agreement (the ATM Agreement) with JonesTrading Institutional Services LLC (JonesTrading) (see Note 9 for further detail), through the incurrence of additional debt, through corporate partnerships, through asset sales or through the pursuit of collaborations and licensing arrangements related to certain of our products or programs. These conditions raise a substantial doubt about our ability to continue as a going concern. If we are unable to become cash-flow positive or to raise additional capital as and when needed, or upon acceptable terms, such failure would have a significant negative impact on our financial condition.
The accompanying unaudited condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to our ability to continue as a going concern.
Recently Adopted Accounting Pronouncements
For the year ended December 31, 2015 we adopted and applied retrospectively Financial Accounting Standards Board (FASB) Accounting Standards Update, or ASU, No. 2015-03, related to simplifying the presentation of debt issuance costs. This standard requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction to the liability. The adoption of ASU 2015-03 resulted in the reclassification of $226,000 of debt issuance costs in our March 31, 2015 Condensed Consolidated Statement of Cash Flows.
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
In March 2016, FASB issued ASU 2016-08 related to revenue recognition. This standard is an amendment to ASU 2014-09 relating to revenue from contracts with customers. This amendment clarifies an entity’s revenue recognition for a performance obligation based on principal versus agent considerations. This standard must be applied retroactively to each prior reporting period presented or retrospectively with the cumulative effect of applying the standard recognized in the period adopted. As amended, the standard is effective for interim and annual periods beginning after December 15, 2017 and cannot be adopted before that effective date. We are currently evaluating the impact that this standard may have on our financial statements once it is adopted.
In March 2016, the FASB issued ASU 2016-09 that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting and for making a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance is effective for interim and annual periods beginning after December 15, 2016 with early adoption permitted. We are currently evaluating the impact that this standard may have on our financial statements once it is adopted and the timing of adoption.

Note 2—Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common share equivalents outstanding for the period, determined using the treasury-stock method.
The basic and diluted net loss per share amounts for the three months ended March 31, 2016 and 2015 were computed based on the shares of common stock outstanding during the respective periods. Potentially dilutive securities excluded from the diluted loss per share calculation are as follows:

	March 31,
	2016	2015
Outstanding options to purchase common stock	9,302,348	8,365,741
Warrants and pre-funded warrants to purchase common stock	—	1,160,788
Total	9,302,348	9,526,529

Note 3—Cash, Cash Equivalents and Investments
As of March 31, 2016 and December 31, 2015, all investments are classified as short-term and available-for-sale on the accompanying Condensed Consolidated Balance Sheets. We did not own any securities with unrealized loss positions as of March 31, 2016 or December 31, 2015. Investment income, which is included as a component of other income (expense), consists of interest earned.

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
Our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	March 31, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money-market funds classified as non-current restricted cash and investments	$10,679	$—	$—	$10,679
Money-market funds classified as short-term investments	12,266	—	—	12,266
Total	$22,945	$—	$—	$22,945

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money-market funds classified as non-current restricted cash and investments	$10,679	$—	$—	$10,679
Money-market funds classified as short-term investments	26,898	—	—	26,898
Total	$37,577	$—	$—	$37,577
Cash held in demand deposit accounts of $978,000 and $1.4 million is excluded from our fair-value hierarchy disclosure as of March 31, 2016 and December 31, 2015, respectively. There were no unrealized gains and losses associated with our short-term investments as of March 31, 2016 or December 31, 2015. The carrying amounts reported in the accompanying Condensed Consolidated Balance Sheets for receivables, accounts payable and other current monetary assets and liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments.

Note 5—Inventory

The components of inventory are as follows:

	March 31, 2016	December 31, 2015
	(In thousands)
Raw materials	$104	$93
Work-in-process	1,692	158
Finished goods	176	221
Total inventory	$1,972	$472

Work-in-process consists of manufactured vials of OMIDRIA which have not been packaged into finished goods.

Note 6—Accrued Liabilities
Accrued liabilities consisted of the following:

	March 31, 2016	December 31, 2015
	(In thousands)
Contract research and development	$3,260	$2,973
Consulting and professional fees	3,232	2,400
Employee compensation	2,544	2,590
Clinical trials	2,061	1,108
Other accruals	1,023	681
Total accrued liabilities	$12,120	$9,752

Note 7—Notes Payable
In December 2015, we entered into the Oxford/EWB Loan Agreement pursuant to which we borrowed $50.0 million. We can also borrow an additional $20.0 million in two tranches of $10.0 million each through June 30, 2017, contingent upon the satisfaction of certain conditions including minimum net revenues from OMIDRIA. The Oxford/EWB Loan Agreement requires interest-only payments through July 1, 2017. Beginning in August 2017, principal and interest payments are due through the January 1, 2020 maturity date.
The Oxford/EWB Loan Agreement contains covenants that require us to maintain $10.0 million in restricted cash and certain eligible term investments and limit or restrict our ability to enter into certain transactions. In addition, we are required to either meet an annual OMIDRIA net revenue minimum for 2016 of $70.0 million and quarterly OMIDRIA revenue minimums in 2017 and 2018, or maintain 50% of the then-outstanding note payable balance in restricted cash and certain eligible term investments. The Oxford/EWB Loan Agreement also includes provisions related to events of default, the occurrence of a material adverse effect (MAE) and changes of control. The occurrence of an event of default could result in the acceleration of the Oxford/EWB Loan Agreement and, under certain circumstances, could increase our interest rate by 5.0% per annum during the period of default. There was no event of default under the Oxford/EWB Loan Agreement as of March 31, 2016.
As of March 31, 2016, the remaining unamortized discount and debt issuance costs associated with the debt were $3.6 million and $414,000, respectively.

Note 8—Commitments and Contingencies
Development Milestones and Product Royalties
We have retained control of worldwide commercial rights to OMIDRIA, to all of our product candidates and to our programs other than OMS103. We may be required, in connection with existing in-licensing or asset acquisition agreements, to make certain royalty and milestone payments and we cannot, at this time, determine when or if the related milestones will be achieved or whether the events triggering the commencement of payment obligations will occur. See Note 9 to our Consolidated Financial Statements for the year ended December 31, 2015 included within our Annual Report on Form 10-K as filed with the SEC on March 15, 2016.
Litigation
As described within Note 9 of the “Notes to Consolidated Financial Statements” included within our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 15, 2016, we filed a patent infringement lawsuit against Par Pharmaceutical, Inc. and its subsidiary, Par Sterile Products, LLC (collectively, Par) following our receipt of a Paragraph IV Notice Letter from Par stating Par is seeking approval from the FDA to market a generic version of OMIDRIA. During 2016, we amended the lawsuit asserting an additional OMIDRIA patent, which was granted by the U.S. Patent and Trademark Office after Par filed its original Paragraph IV Notice Letter. We have filed suit against Par, thereby triggering a stay which is expected to remain in effect until January 2018 of the FDA’s final approval of Par’s ANDA. We continue to believe that the assertions in Par’s Paragraph IV Notice Letter do not have merit and we intend to prosecute vigorously our patent infringement claims against Par.

Note 9—Shareholders’ Equity
Common Stock
At Market Issuance Sales Agreement - In January 2016, we entered into the ATM Agreement with JonesTrading pursuant to which we may direct JonesTrading to sell shares of our common stock with an aggregate offering price of up to $100.0 million directly on The Nasdaq Global Market, through a market maker other than on an exchange or in negotiated transactions. Any sales made under the ATM Agreement are based solely on our instructions and JonesTrading will receive a 1.7% commission from the gross proceeds. The ATM Agreement may be terminated by either party at any time upon 10 days' notice to the other party or by JonesTrading at any time in certain circumstances including the occurrence of a material adverse effect to Omeros.
Securities Offering - In February 2015, we sold 3.4 million shares of our common stock at a public offering price of $20.03 per share and sold pre-funded warrants to purchase up to 749,250 shares of our common stock at a public offering price of $20.02 per pre-funded warrant share. The public offering price for the pre-funded warrants was equal to the public offering price of our common stock, less the $0.01 per share exercise price of each pre-funded warrant. After deducting underwriter discounts and offering expenses of $4.9 million, we received net proceeds from the offering of $79.1 million.
Warrants
For the three months ended March 31, 2016, we received cash proceeds of approximately $7,500 upon the cash exercise of our then-outstanding pre-funded warrants, which had a weighted average exercise price of $0.01 per share, that resulted in the issuance of 749,250 shares of our common stock.
For the three months ended March 31, 2015, we received proceeds of $1.4 million upon the exercise of warrants to purchase approximately 126,000 shares of our common stock.

Note 10—Stock-Based Compensation
Stock-based compensation expense includes amortization of stock options granted to employees and non-employees and has been reported in our Condensed Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Research and development	$2,155	$1,324
Selling, general and administrative	2,267	1,193
Total	$4,422	$2,517

In February 2016, in connection with our annual employee review process, we granted qualified employees options to purchase approximately 1.3 million shares of our common stock with an exercise price of $10.27.
The fair value of each option grant to employees and directors is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were applied to employee and director stock option grants during the periods ended:

	Three Months Ended March 31,
	2016	2015
Estimated weighted-average fair value	$6.62	$13.49
Weighted-average assumptions
Expected volatility	74%	70%
Expected term, in years	5.7	6.0
Risk-free interest rate	1.44%	1.51%
Expected dividend yield	—%	—%

Stock option activity for all stock plans and related information is as follows:

	Options Outstanding	Weighted- Average Exercise Price per Share	Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Balance at December 31, 2015	8,310,235	$7.97
Granted	1,349,055	10.31
Exercised	(329,013)	4.87
Forfeited	(27,929)	14.51
Balance at March 31, 2016	9,302,348	$8.40	6.54	$65,720
Vested and expected to vest at March 31, 2016	9,012,412	$8.30	6.46	$64,505
Exercisable at March 31, 2016	6,486,712	$7.09	5.50	$53,722
At March 31, 2016, excluding non-employee stock options, the total estimated compensation expense to be recognized in connection with our unvested options is $16.6 million and 2,189,575 shares were available to grant.

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
Products, Product Candidates, Development Programs and Platforms
OMIDRIA. OMIDRIA is approved in the U.S. by the FDA for use during cataract surgery or IOL replacement to maintain pupil size by preventing intraoperative miosis (pupil constriction) and to reduce postoperative ocular pain, and is approved in all European Union, or EU, member states plus Iceland, Lichtenstein and Norway for use during cataract surgery and other IOL replacement procedures to maintain mydriasis (pupil dilation), to prevent miosis (pupil constriction), and to reduce postoperative eye pain. We broadly launched OMIDRIA in the U.S. in April 2015 primarily through wholesalers which, in turn, sell to ambulatory surgery centers, or ASCs, and hospitals. The Centers for Medicare and Medicaid Services, or CMS, has granted transitional pass-through reimbursement status for OMIDRIA, which we expect to run until January 1, 2018. Pass-through status allows for separate payment (i.e., outside the bundled payment) under Medicare Part B for new drugs and other medical technologies that meet well-established criteria specified by federal regulations governing Medicare spending. In January 2016, we announced the results of certain investigator-initiated studies of OMIDRIA that demonstrate statistically significant reduction in small pupil-associated complication rates, in usage of costly pupil-expanding devices and in age-adjusted surgical times together with statistically significant improvement in uncorrected visual acuity on the day after surgery and in prevention of miosis during femtosecond laser-assisted surgery; these outcomes are not referenced in the currently approved labeling for OMIDRIA.
In May 2016, we entered into an exclusive supply and distribution agreement with ITROM Trading Drug Store, or ITROM, for the sale of OMIDRIA in the Kingdom of Saudi Arabia, the United Arab Emirates and certain other countries in the Middle East. Within the licensed territory, ITROM is responsible for obtaining marketing authorizations for OMIDRIA, on our behalf, and for promoting, marketing, selling and distributing product supplied by us. We expect ITROM will begin selling OMIDRIA later this year.
OMS103. OMS103, derived from our PharmacoSurgery platform, was developed for use during all arthroscopic procedures, including knee and shoulder arthroscopy, and completed Phase 3 trials in patients undergoing arthroscopic anterior cruciate ligament reconstruction and arthroscopic partial meniscectomy. In June 2015, we entered into an exclusive licensing agreement, or the OMS103 Agreement, with Fagron Compounding Services, LLC, d/b/a Fagron Sterile Services, and JCB Laboratories, LLC, or collectively Fagron, an FDA-registered human drug outsourcing facility, under which Fagron is obligated to produce under Good Manufacturing Practices, or GMP, and to commercialize OMS103 in the U.S. Fagron has not performed its performance diligence obligations under the OMS103 Agreement, including initiating sales, and we are currently evaluating our options regarding the OMS103 Agreement and our OMS103 program.
Product Candidates. We have a pipeline of development programs targeting immune-related disorders, pain, inflammation, coagulopathies and disorders of the central nervous system. We have the following clinical-stage programs in our pipeline:

•
MASP-2 - OMS721. OMS721, our lead MASP-2 antibody, is being developed for diseases in which the lectin pathway, one of the principal complement activation pathways, which is believed to contribute to significant tissue injury and pathology. One group of such diseases is thrombotic microangiopathies, or TMAs, including atypical hemolytic uremic syndrome, or aHUS, thrombotic thrombocytopenic purpura, or TTP, and hematopoietic stem-cell transplant, or HSCT, -related TMA. We recently initiated an OMS721 Phase 3 clinical program that consists of one single-arm (i.e., no control arm), open-label trial in patients with newly diagnosed or ongoing aHUS and we expect enrollment will begin later this year. We are also currently conducting two Phase 2 clinical programs, one in patients with other TMAs (i.e., HSCT-related TMA and TTP), as well as a second Phase 2 clinical program in patients with immunoglobulin A, or IgA, nephropathy and other complement-related renal diseases (e.g., membranous nephropathy, lupus nephritis and C3 glomerulopathy) in which we recently initiated patient dosing in a Phase 2 clinical trial in corticosteroid-dependent renal diseases. In addition, in February 2016, we announced that Finnish physicians had requested access to OMS721 under a Special License, granted by the Finnish regulatory authorities, to treat a patient with aHUS who was previously treated with Soliris® (eculizumab) but was determined to not have an adequate response and who was continuing to display signs of active aHUS.

•
PDE10 - OMS824 for Huntington’s disease and Schizophrenia. OMS824, our lead phosphodiesterase 10, or PDE10, inhibitor, is in a Phase 2 clinical program for the treatment of Huntington’s disease, in which clinical trials are currently subject to dosing limitations, and a Phase 2 clinical program for schizophrenia, in which no clinical trials are currently active. The dosing limitations in our Phase 2 clinical trial in Huntington’s may potentially be removed pending generation, submission and FDA review of additional information. We are conducting nonclinical studies to generate additional data for further discussion with the FDA regarding the dosing limitations and are currently preparing for a re-designed Phase 2 clinical trial in patients with Huntington’s disease. As we announced in October 2014, clinical trials evaluating OMS824 in schizophrenia are suspended currently at the request of the FDA. Given that there was no active schizophrenia trial at the time of program suspension, the FDA will address the OMS824 schizophrenia program when we have a related trial protocol ready for initiation.

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

Development Programs and Platforms. Our preclinical programs and platforms include:

•	PDE7 - OMS527. In our PDE7 program, we are developing proprietary compounds to treat addiction and compulsive disorders as well as movement disorders.

•
Plasmin - OMS616. In our Plasmin program, we are advancing novel antifibrinolytic agents for the control of blood loss during surgery or resulting from trauma as well as for other hyperfibrinolytic states (e.g., liver disease).

•
MASP-3 - OMS906. In our MASP-3 program, OMS906, we are developing MASP-3 inhibitors for the treatment of disorders related to the alternative pathway of the complement system and currently are optimizing potent and functionally active antibodies in preparation for scale-up of one or more clinical candidates.

•
GPCR Platform and Programs. We have developed a proprietary cellular redistribution assay, or CRA, which we use in a high-throughput manner to identify synthetic ligands, including antagonists, agonists and inverse agonists, that bind to and affect the function of orphan GPCRs. We are conducting in vivo preclinical efficacy studies and optimizing compounds for a number of targets including: GPR17, linked to myelin formation; GPR101, linked to appetite and eating disorders; GPR151, linked to neuropathic pain and cognition; GPR161, which is associated with triple negative breast cancer; GPR183, linked to osteoporosis and to Epstein-Barr virus infections and related diseases; and GPR174, which appears to be involved in the modulation of regulatory T cells, or “T-regs,” known to be important in autoimmune disease, such as multiple sclerosis, and in cancer and organ transplantation.

•
Antibody Platform. Our proprietary ex vivo platform for the discovery of novel, high-affinity monoclonal antibodies, which was in-licensed from the University of Washington and then further developed by our scientists, utilizes a chicken B-cell lymphoma cell line. We have generated antibodies to several clinically significant targets, including highly potent antibodies against MASP-3, and our platform continues to add to our pipeline antibodies against additional important targets.

Financial Summary
We recognized net losses of $20.5 million and $18.7 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, our accumulated deficit was $423.7 million, total shareholders’ deficit was $40.7 million and we had $13.2 million in cash, cash equivalents and short-term investments available for general corporate use. In addition, we had restricted cash and investments of $10.7 million that we are required to maintain in depository and investment accounts pursuant to (a) our Loan and Security Agreement, or the Oxford/EWB Loan Agreement, with Oxford Finance LLC, or Oxford, and East West Bank, or EWB, and (b) our lease related to the Omeros Building.

Results of Operations
Revenue
Our revenue consists of U.S. product sales of OMIDRIA and revenue recognized in connection with third-party grant funding.

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Product sales, net	$7,246	$238
Small Business Innovative Research Grants (SBIR)	173	150
Total revenue	$7,419	$388
The quarterly increase in product sales, net during the three months ended March 31, 2016 compared to the quarterly periods in 2015 was due to the growth in U.S. OMIDRIA sales following our limited product launch in February 2015 and the subsequent broad launch in April 2015. The 9% increase in product sales, net during the three months ended March 31, 2016 compared to the three months ended December 31, 2015 was lower than the growth rate of our prior quarter, which we believe can be attributed to a variety of factors. Effective January 1, 2016, we converted our contract sales force to an in-house sales force, resulting in the replacement of approximately one-third of our previously contracted sales representatives. During January we also hired additional replacement representatives and entered into a commission-only contract sales agent agreement with Precision Lens to cover “square” states in the Midwest that were not covered by our existing sales force. Our newly hired replacement representatives and the Precision Lens representatives completed training programs during January and began making sales calls in early to mid-February, and the average OMIDRIA sales cycle continues to be 10-12 weeks. In addition, January and February have several ophthalmic meetings that are well attended by high-volume cataract surgeons and Medicare data show that the first quarter of any year is generally associated with an 8% reduction in cataract surgery procedures relative to other quarters in the year. While sales were restrained in the first half of the quarter, they subsequently accelerated with March accounting for nearly one half of our first quarter OMIDRIA sales.
Gross-to-Net Deductions
We record OMIDRIA product sales net of estimated chargebacks, rebates, distribution fees and product returns. These deductions are generally referred to as gross-to-net deductions. A summary of our gross-to-net accrual for the three months ended March 31, 2016 is as follows:

	Chargebacks and Rebates	Distribution Fees and Product Return Allowances	Total
	(In thousands)
Balance as of December 31, 2015	$180	$277	$457
Provision related to current period sales	285	268	553
Payments made/credits granted	(220)	(189)	(409)
Balance as of March 31, 2016	$245	$356	$601
Our overall Omidria gross-to-net deduction for the quarter ended March 31, 2016 was 7.1% of gross product sales.
Chargebacks and Rebates. Subsequent to March 31, 2015, we entered into a variety of agreements including a Pharmaceutical Pricing Agreement, a Federal Supply Schedule, or FSS, agreement, a 340B prime vendor agreement and a Medicaid Drug Rebate Agreement which allow eligible entities to receive discounts on their qualified purchases of OMIDRIA.

We record a provision for estimated chargebacks and rebates related to these agreements at the time of sale and reduce the accrual when payments are made or credits are granted.
In October 2015, we launched the OMIDRIAssure Reimbursement Services Program to expand patient access to OMIDRIA. We record a provision for estimated OMIDRIAssure claims at the time of sale and reduce the accrual when payments are made.
We expect future chargeback and rebate deductions as a percentage of gross Omidria product sales to increase based on our 340B prime vendor agreement, the increased use of OMIDRIAssure and increased volume of purchases eligible for government-mandated discounts such as 340B and FSS, and rebates.
Distribution Fees and Product Return Allowances. We pay our wholesalers a distribution fee for services they perform for us based on the dollar value of their purchases of OMIDRIA. We record a provision for these charges at the time of sale to the wholesaler and make payments to our wholesalers based on contractual terms.
We allow for the return of product up to 12 months past its expiration date or for product that is damaged or not used by our customers. We record a provision for returns upon sale of OMIDRIA to our wholesaler. When a return or claim is received, we issue a credit memo to the wholesaler against its outstanding receivable to us or reimburse the customer.
We expect distribution fees and product return allowances to correlate to changes in product sales.
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
The following table illustrates our expenses associated with these activities:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Direct external expenses:
Clinical research and development:
OMS721	$5,996	$1,233
OMIDRIA (OMS302)	1,266	754
OMS824	272	532
Other clinical programs	15	17
Total clinical research and development	7,549	2,536
Preclinical research and development	488	501
Total direct external expenses	8,037	3,037

Internal, overhead and other expenses	5,242	4,957
Stock-based compensation expense	2,155	1,324
Total research and development expenses	$15,434	$9,318
The increase in total clinical research and development expenses during the three months ended March 31, 2016 compared to the same period in 2015 is due primarily to increased costs for our OMS721 program in connection with clinical manufacturing and other clinical research and development activities. Additional increases included clinical trial costs for OMIDRIA due to continued enrollment and clinical site initiations for the post-approval U.S. pediatric study. This increase was offset by lower clinical research and development costs related to our OMS824 program due to its 2014 clinical suspension.

In addition, stock-based compensation expenses increased during the three months ended March 31, 2016 compared to the same period in 2015 related to annual company-wide option grants approved in February 2016 with April 1, 2015 vesting commencement dates.
We anticipate that total research and development costs will remain steady or increase slightly during the remainder of this year due to planned clinical manufacturing and clinical study activities relating primarily to OMS721, subject to increases in OMIDRIA product sales and raising of additional funds to support our planned development activities.
At this time, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates due to the inherently unpredictable nature of our preclinical and clinical development activities and given the early stage of many of our preclinical development programs. Clinical development timelines, the probability of success and development costs can differ materially as new data become available and as expectations change. While we are focused currently on advancing our product development programs, our future research and development expenses will depend, in part, on the preclinical or clinical success of each product candidate as well as ongoing assessments of each program’s commercial potential. Our future research and development expenses will also be affected by the availability of adequate financial resources and the commercial success of OMIDRIA. In addition, we cannot forecast with any degree of certainty which product candidates, if any, may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.
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
Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Selling, general and administrative expenses, excluding stock-based compensation expense	$8,843	$7,796
Stock-based compensation expense	2,267	1,193
Total selling, general and administrative expenses	$11,110	$8,989
The increase in selling, general and administrative expenses during the three months ended March 31, 2016 compared to the same period in 2015 was primarily due to increased legal costs associated with the Par lawsuit, increased administrative costs, and increased selling related activities. The increase in stock-based compensation expense during the three months ended March 31, 2016 compared to the same period in the prior year was due to annual company-wide option grants approved in February 2016 with April 1, 2015 vesting commencement dates.
We anticipate selling, general and administrative costs will increase slightly during the remainder of this year primarily due to commissions on our third party sales agent agreements for OMIDRIA and legal costs in connection with enforcing our patents and pursuing our patent infringement claims related to Par’s effort to obtain FDA approval for a generic version of OMIDRIA.
Interest Expense

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Interest expense	$1,375	$957

The increase in interest expense during the three months ended March 31, 2016 compared to the same quarter in the prior year was due to the increase in our outstanding notes payable balance under the Oxford/EWB Loan Agreement during the comparative periods.
Other Income (Expense), Net

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Other income (expense), net	$288	$218
Other income (expense), net principally includes sublease rental income and interest earned. The increase during the three months ended March 31, 2016 compared to the prior year quarter was due to incremental sublease income earned.

Financial Condition - Liquidity and Capital Resources
As of March 31, 2016, we had $13.2 million in cash, cash equivalents and short-term investments available for general corporate use that are held principally in interest-bearing instruments, including money-market accounts. In addition, we have restricted cash and investments of $10.7 million that we are required to maintain in depository and investment accounts pursuant to (a) our Oxford/EWB Loan Agreement, and (b) our lease related to the Omeros Building. Cash in excess of our immediate requirements is invested in accordance with our established guidelines that are intended to preserve principal and maintain liquidity.

Future Funding Requirements
We have experienced net losses and negative cash flow from operations since inception, and as of March 31, 2016, had an accumulated deficit of $423.7 million, and expect to continue to incur losses until such time as OMIDRIA product sales, corporate partnerships and/or licensing revenues from products or programs are adequate to support our ongoing operating expenses and debt service. As of March 31, 2016 we had unrestricted cash, cash equivalents and short-term investments of $13.2 million. To meet our projected funding requirements through March 31, 2017, we expect to use cash on hand, future OMIDRIA revenues and additional funds we intend to raise through corporate partnerships, through the incurrence of additional debt, through asset sales, through the pursuit of collaborations and licensing arrangements related to certain of our products or programs or through public or private equity securities sales, potentially including our At Market Issuance Sales Agreement, or the ATM Agreement, with JonesTrading Institutional Services LLC, or JonesTrading. Refer to “Liquidity and Capital Resources” within “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 15, 2016, for a description of the ATM Agreement. These conditions raise a substantial doubt about our ability to continue as a going concern. If we are unable to raise additional capital when needed through one or more of the avenues previously listed, or upon acceptable terms, such failure would have a significant negative impact on our financial condition. Should it be necessary to manage our operating expenses, we would reduce our projected cash requirements through reduction of our expenses by delaying clinical trials, reducing selected research and development efforts, or implementing other restructuring activities.
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

Cash Flow Data

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Selected cash flow data
Cash provided by (used in):
Operating activities	$(16,628)	$(17,476)
Investing activities	14,632	(62,089)
Financing activities	1,609	80,652
Operating Activities. Net cash used in operating activities was $16.6 million for the three months ended March 31, 2016. The cash used in operating activities was affected by our net loss of $20.5 million, partially offset by stock-based compensation expense of $4.4 million and a $1.5 million increase in inventory. The increase in stock-based compensation expense primarily relates to annual company-wide stock option grants approved in February 2016 with April 1, 2015 vesting commencement dates. The increase in inventory relates to an accumulation of OMIDRIA inventory to ensure adequate commercial supply of OMIDRIA until such time as additional inventory is expected to become available from our new manufacturer in the first part of 2017.

Net cash used in operating activities was $17.5 million for the three months ended March 31, 2015. The cash used in operating activities was affected by a net loss of $18.7 million and a decrease of $2.2 million in accounts payable and accrued expenses, partially offset by stock-based compensation expense of $2.5 million. The change in accounts payable and accrued expenses relates to the timing of operating activities and related payments.
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
Net cash used in investing activities in the three months ended March 31, 2016 was $14.6 million, an increase of $76.7 million from 2015. The three months ended March 31, 2016 was affected by $14.7 million sales of short-term investments compared to the same period in the prior year that was affected by the purchase of short-term investments with the $79.1 million of net proceeds received from the sale of common stock and pre-funded warrants in our public offering in February 2015. These purchases were partially offset by the sale of $17.3 million of short-term investments to provide cash for operating activities.
Financing Activities. Net cash provided by financing activities in the three months ended March 31, 2016 was $1.6 million, a decrease of $79.0 million over the same period in 2015. Net cash provided by financing activities for the three months ended March 31, 2016 was due to proceeds from the exercise of options and pre-funded warrants, as compared to the same period in 2015 in which cash provided was primarily due to the $79.1 million of net proceeds received from the sale of 3.4 million shares of common stock and pre-funded warrants to purchase 749,250 shares of common stock in our public offering in February 2015 and $1.6 million from proceeds from the exercise of stock options and warrants.

Contractual Obligations and Commitments
Our future minimum contractual commitments and obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2015 that was filed with the SEC on March 15, 2016. Our future minimum contractual obligations and commitments have not changed materially from the amounts previously reported.
Notes Payable
We have borrowed $50.0 million under the Oxford/EWB Loan Agreement which requires interest-only payments at an annual rate of 9.25% through July 1, 2017. See Note 7 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 15, 2016, for a description of the Loan Agreement. There was no event of default under the Oxford/EWB Loan Agreement as of March 31, 2016.
Goods & Services
We have entered into an agreement with Hospira Worldwide, Inc., or Hospira, for the ongoing commercial supply of OMIDRIA and we are currently completing the manufacturing process transfer, process validation and approval of Hospira as a manufacturing site for OMIDRIA. We anticipate Hospira will be able to provide OMIDRIA commercial product to us beginning in the first part of 2017. We have no firm purchase commitments outstanding under this agreement as of March 31, 2016.
We may also be required, in connection with in-licensing or asset acquisition agreements, to make certain royalty and milestone payments and we cannot, at this time, determine when or if the related milestones will be achieved or whether the events triggering the commencement of payment obligations will occur. See Note 9 to our Consolidated Financial Statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K, as filed with the SEC on March 15, 2016, for a description of the agreements that include these royalty and milestone payment obligations.

Critical Accounting Policies and Significant Judgments and Estimates
The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances; however, actual results could differ from those estimates. An accounting policy is considered critical if it is important to a company’s financial condition and results of operations and if it requires the exercise of significant judgment and the use of estimates on the part of management in its application. Although we believe that our judgments and estimates are appropriate, actual results may differ materially from our estimates.
We believe the judgments, estimates and assumptions associated with the following critical accounting policies have the greatest potential impact on our consolidated financial statements:
•Revenue recognition;
•Research and development expenses; and
•Stock-based compensation.
For a detailed discussion of these critical accounting policies and significant judgments and estimates, refer to “Critical Accounting Policies and Significant Judgments and Estimates” within “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2015 that was filed with the SEC on March 15, 2016. There have not been any material changes in our critical accounting policies and significant judgments and estimates as disclosed in our Annual Report Form 10-K for the year ended December 31, 2015.

Off-Balance Sheet Arrangements
We have not engaged in any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk is primarily confined to our investment securities and notes payable. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in high-credit-quality securities. As of March 31, 2016, we had cash, cash equivalents and short-term investments of $13.2 million. In accordance with our investment policy, we invest funds in highly liquid, investment-grade securities. These securities in our investment portfolio are not leveraged and are classified as available-for-sale. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates and, with our current portfolio of short term investments, we are not exposed to potential loss due to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2016. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In July 2015, we received a Notice Letter from Par Pharmaceutical, Inc. and its subsidiary, Par Sterile Products, LLC, or collectively, Par, that Par filed an Abbreviated New Drug Application, or ANDA, containing a Paragraph IV Certification under the Hatch-Waxman Act and seeking approval from the FDA to market a generic version of OMIDRIA prior to the expiration of three Omeros patents, U.S. Patent Nos. 8,173,707, 8,586,633 and 9,066,856, which relate to OMIDRIA and that are listed in the FDA’s Orange Book for OMIDRIA. These patents were granted following review by the U.S. Patent and Trademark Office, or USPTO, are presumed to be valid under governing law, and can only be invalidated in federal court with clear and convincing evidence. Following receipt of the Paragraph IV Notice Letter we filed a patent infringement lawsuit against Par in the U.S. District Court for the District of New Jersey on September 2, 2015 and a patent infringement lawsuit against Par in the U.S. District Court for the District of Delaware on September 3, 2015. The lawsuits were filed under the Hatch-Waxman Act alleging Par’s infringement of U.S. Patent Nos. 8,173,707, 8,586,633 and 9,066,856. Based on our decision to pursue the action in federal court in Delaware, we voluntarily dismissed the complaint filed in the U.S. District Court for the District of New Jersey. The complaint that we filed in the U.S. District Court for the District of Delaware has been served on Par and Par has filed an answer asserting defenses and counterclaims for declaratory judgment of patent invalidity and non-infringement. In April 2016, we amended the complaint to also assert U.S. Patent No. 9,278,101, which issued in March 2016 and was listed in the Orange Book after Par’s Paragraph IV Notice Letter. Par has filed an answer to our amended complaint asserting defenses and counterclaims for declaratory judgment of patent invalidity and non-infringement. We have reviewed the assertions in Par’s Paragraph IV Notice Letter and believe they do not have merit, and intend to prosecute vigorously our patent infringement claims against Par. Under the Hatch-Waxman Act, we were permitted to file suit within 45 days from receipt of Par’s Notice Letter and thereby trigger a 30-month stay of the FDA’s final approval of Par’s ANDA while the lawsuit against Par is pending. Our lawsuit against Par triggered such a stay, which is expected to remain in effect until late January 2018.

ITEM 1A. RISK FACTORS
The risks and uncertainties described below may have a material adverse effect on our business, prospects, financial condition or operating results. In addition, we may be adversely affected by risks that we currently deem immaterial or by other risks that are not currently known to us. You should carefully consider these risks before making an investment decision. The trading price of our common stock could decline due to any of these risks and you may lose all or part of your investment. In assessing the risks described below, you should also refer to the other information contained in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2015.
Risks Related to Our Products, Programs and Operations
Our ability to achieve profitability is dependent on the commercial success of OMIDRIA. To the extent OMIDRIA is not successful, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.
OMIDRIA is our only product that has been approved by the FDA for commercial sale in the U.S. For the three months ended March 31, 2016, we recorded net sales of OMIDRIA of $7.2 million. We have not generated revenue from sales of OMIDRIA to date that are sufficient to fund fully our operations and cannot provide assurance that we will generate sufficient revenue from OMIDRIA in the future to fund fully our operations. We will need to generate substantially more product revenue from OMIDRIA to achieve and sustain profitability. Our ability to generate significant revenue from OMIDRIA product sales depends on our ability to achieve increased market acceptance of, and to otherwise market and sell effectively, OMIDRIA, which may not occur for a number of reasons, including:

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
Our operations have consumed substantial amounts of cash since our incorporation and, as of March 31, 2016, we had an accumulated deficit of approximately $423.7 million. We expect to continue to spend substantial amounts to:

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
Our future revenues and profitability will depend heavily on the pricing, availability and duration of adequate reimbursement for the use of products that we or our third-party business partners commercialize, including OMIDRIA, from government, private and other third-party payers, both in the U.S. and in other countries. OMIDRIA or any other product that we bring to market may not be considered cost-effective and/or the amount reimbursed for any product may be insufficient to allow us to sell the product profitably. Obtaining reimbursement approval for any product from each government or third-party payer can be a time-consuming and costly process that may require the build-out of a sufficient staff or the engagement of third parties and could require us to provide additional supporting scientific, clinical and cost-effectiveness data for the use of our approved products to each payer. We can provide no assurances at this time regarding the cost-effectiveness of OMIDRIA, OMS103 or any of our product candidates. Further, we can provide no assurance that the amounts, if any, reimbursed to surgical facilities for utilization of any of our surgery-related products, including OMIDRIA, any of our product candidates or OMS103, or to surgeons for the administration and delivery of these products or product candidates will be considered adequate to justify the use of these products or product candidates. In addition, obtaining acceptable coverage and reimbursement from one payer does not guarantee that we will obtain similar acceptable coverage or reimbursement from another payer.
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
Obtaining FDA approval of our product candidates requires substantial time, effort and financial resources and may be subject to both expected and unforeseen delays, and there can be no assurance that any approval will be granted on any of our product candidates on a timely basis, if at all. Even if we discuss with, and obtain feedback from, the FDA regarding our proposed clinical trials and nonclinical studies before initiating those trials or studies, the FDA may decide that our resulting data are insufficient for approval of our product candidates and require additional preclinical, clinical or other studies or additional work related to chemistry, manufacturing and controls. In addition, we, the FDA or an independent Institutional Review Board or Ethics Committee may suspend or terminate human clinical trials at any time on various grounds, including a finding that the patients are or would be exposed to an unacceptable health risk or because of the way in which the investigators on which we rely carry out the trials. If we are required to conduct additional trials or to conduct other testing of our product candidates beyond that which we currently contemplate for regulatory approval, if we are unable to complete successfully our clinical trials or other testing, or if the results of these and other trials or tests fail to demonstrate efficacy or raise safety concerns, we may face substantial additional expenses, be delayed in obtaining marketing approval for our product candidates or may never obtain marketing approval.
We are also required to comply with extensive governmental regulatory requirements after a product has received marketing authorization. Governing regulatory authorities may require post-marketing studies that may negatively impact the commercial viability of a product. Once on the market, a product may become associated with previously undetected adverse effects and/or may develop manufacturing difficulties. As a result of any of these or other problems, a product’s regulatory approval could be withdrawn, which could harm our business and operating results. In addition, we must establish and maintain an effective healthcare compliance program in order to comply with U.S. and other laws applicable to marketed drug products. U.S. laws such as the Foreign Corrupt Practices Act prohibit the offering or payment of bribes or inducements to foreign public officials, including potentially physicians or other medical professionals who are employees of public health care entities. In addition, many countries have their own laws similar to the healthcare compliance laws that exist in the U.S. Implementing an effective compliance program requires the expenditure of significant time and resources. If we are found to be in violation of any of these laws, we may be subject to significant penalties, including but not limited to civil or criminal penalties, damages and fines as well as exclusion from government healthcare programs.
Failure to obtain regulatory approval in foreign jurisdictions would prevent us from marketing our products internationally.
We intend to have OMIDRIA and our product candidates, if approved, marketed outside the U.S. In order to market our products in non-U.S. jurisdictions, we or our partners must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The regulatory approval procedure varies among countries and can involve additional testing and data review. The requirements governing marketing authorization, the conduct of clinical trials, pricing and reimbursement vary from country to country. Approval by the FDA or the European Medicines Agency, or EMA, does not ensure approval by regulatory agencies in other jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory agencies in other foreign countries or by the FDA. The time required to obtain regulatory approval outside the U.S. and EU may differ from that required to obtain FDA or EMA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval discussed in these “Risk Factors” and we may not obtain foreign regulatory approvals on a timely basis, or at all.
If OMIDRIA and/or our product candidates, if approved, are marketed outside of the United States, a variety of risks associated with international operations could materially adversely affect our business.
We may be subject to additional risks if OMIDRIA and/or our product candidates, if approved, are marketed outside the U.S., including:

•	reduced protection for intellectual property rights;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country; and

•	business interruptions resulting from geopolitical actions, including war and terrorism or natural disasters including earthquakes, typhoons, floods and fires.
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
Manufacturing under our existing OMIDRIA manufacturing agreement with Patheon, which is for a specific facility, ceased at the end of 2015. Validation of the manufacturing process for OMIDRIA under our Hospira supply agreement has not been completed. We do not expect that any OMIDRIA manufacturing facility will be approved for production before 2017. We anticipated this transition and increased production of OMIDRIA prior to the break in manufacturing, and believe that we will have sufficient supply to meet product needs until OMIDRIA product production is recommenced. However, we can provide no assurances if or when the Hospira manufacturing facility or a second manufacturing facility for OMIDRIA will be in production or whether we can meet market demand for OMIDRIA if demand is greater than we anticipate. Additionally, damage to or destruction of OMIDRIA inventory, including inventory warehoused at our third-party logistics provider, could also adversely affect our ability to meet market demand. We have obtained insurance coverage for the replacement cost of damaged or destroyed OMIDRIA inventory but such coverage would not compensate us for any resulting loss of sales revenue or a reduction in gross margin.
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
If we choose to go to court to stop someone else from using our inventions, that individual or company has the right to ask the court to rule that the underlying patents are invalid or should not be enforced against that third party. These lawsuits are expensive and would consume time and other resources even if we were successful in stopping the infringement of these patents. We expect to incur substantial costs in connection with our lawsuit against Par. In addition, our lawsuit against such an entity could result in a finding that some or all of the claims of one or more of our relevant patents are invalid, unenforceable and/or not infringed, and could also result in a generic version of OMIDRIA being launched after the expiration of the mandatory three-year clinical data exclusivity for OMIDRIA. There is also the risk that, even if the validity of these patents is upheld, the court will refuse to stop the other party on the ground that such other party’s activities do not infringe the patents. An adverse outcome in such legal action could have a material negative effect on our financial condition, results of operations and/or stock price. See “Legal Proceedings” under Item 1 of Part II of this Quarterly Report on Form 10-Q for further discussion of our lawsuit against Par.

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
We have borrowed $50.0 million under the Oxford/EWB Loan Agreement. As collateral for this loan, we pledged substantially all of our assets other than intellectual property (with the exception of the proceeds derived from any intellectual property). The Oxford/EWB Loan Agreement restricts our ability to, among other things, incur indebtedness, grant liens, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, repurchase stock, license our intellectual property for a limited set of our programs without lender approval, pledge our intellectual property and engage in significant business transactions such as a change of control. Any of these restrictions could significantly limit our operating and financial flexibility and ability to respond to changes in our business or competitive activities. The Oxford/EWB Loan Agreement also requires us to achieve certain minimum net revenue amounts from OMIDRIA through the end of 2018, including achieving net revenues of at least $70.0 million for the 2016 calendar year, and to maintain at least $10.0 million in cash and cash equivalents during the term of the Oxford/EWB Loan Agreement. The failure to satisfy these or other obligations under the Oxford/EWB Loan Agreement would allow the lenders to declare a default. If we default under the Oxford/EWB Loan Agreement, the lenders may have the right to accelerate all of our repayment obligations under the Oxford/EWB Loan Agreement and to take control of our pledged assets, which include our cash, cash equivalents and short-term investments. Further, if we are liquidated, the lenders’ right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. An event of default under the Oxford/EWB Loan Agreement includes the occurrence of any material adverse effect upon our business operations, properties, assets, results of operations or financial condition, taken as a whole with respect to our viability, that would reasonably be expected to result in our inability to repay the loan. If either lender declares all obligations under the Oxford/EWB Loan Agreement immediately due and payable upon the occurrence of any event that the lender interprets as constituting an event of default as defined under the Oxford/EWB Loan Agreement, including but not limited to the lender concluding that a material adverse change has occurred as defined under the Oxford/EWB Loan Agreement, we will be required to repay the loan immediately or to attempt to reverse the declaration through negotiation or litigation. Any declaration of an event of default could significantly harm our business and prospects and could cause our stock price to decline. If we raise any additional debt financing, the terms of such debt could further restrict our operating and financial flexibility.
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
During the 12-month period ended March 31, 2016, our stock traded as high as $30.23 per share and as low as $8.90 per share. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to numerous factors, many of which are beyond our control. In addition, the stock market has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of publicly traded companies. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. These fluctuations may be even more pronounced in the trading market for our stock. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
If we issue additional shares of our common stock or other securities that may be convertible into, or exercisable or exchangeable for, our common stock, our existing shareholders would experience further dilution.
To the extent that we raise additional funds by issuing equity securities, including pursuant to our ATM Agreement with JonesTrading, our shareholders would experience dilution, which may be significant and could cause the market price of our common stock to decline significantly. In addition, approximately 9.5 million shares of common stock as of May 2, 2016 subject to outstanding options may become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements. Further, as of May 2, 2016 we also had approximately 1.9 million shares of common stock reserved for future issuance under our employee benefit plans that are not subject to outstanding options. If the holders of these outstanding options to purchase our common stock elect to exercise some or all of them, or if the shares subject to our employee benefit plans are issued and become eligible for sale in the public market, our shareholders would experience dilution and the market price of our common stock could decline.
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

OMEROS CORPORATION

Dated: May 10, 2016	/s/ Gregory A. Demopulos
Gregory A. Demopulos, M.D.
President, Chief Executive Officer and Chairman of the Board of Directors

Dated: May 10, 2016	/s/ Michael A. Jacobsen
Michael A. Jacobsen
Vice President, Finance, Chief Accounting Officer and Treasurer