Form 10-Q
period 2016-06-30
OMEROS CORP
filed 2016-08-09
CIK 1285819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
 ________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 4, 2016, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 39,293,131.

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

•
our expectations regarding our product sales and our estimate regarding how long our existing cash, cash equivalents, short-term investments and revenues will be sufficient to fund our anticipated operating expenses, capital expenditures and interest and principal payments on our outstanding notes under our Loan and Security Agreement with Oxford Finance LLC and East West Bank;

•
our ability to raise additional capital through the capital markets, including under our at-the-market equity facility with JonesTrading Institutional Services LLC, or through one or more corporate partnerships, equity offerings, debt financings, collaborations, licensing arrangements or asset sales;

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

•	our ability to enter into acceptable arrangements with potential corporate partners, including with respect to OMIDRIA;

•	our expectations about the commercial competition that OMIDRIA and our product candidates, if commercialized, face or may face;

•	our expectation that the OMIDRIAssure™ Reimbursement Services Program will increase patient access to OMIDRIA;

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

•	our expected financial position, performance, revenues, growth, costs and expenses, magnitude of net losses and the availability of resources.
Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks, uncertainties and other factors described in Item IA of Part II of this Quarterly Report on Form 10-Q under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our other filings with the Securities and Exchange Commission, or SEC. Given these risks, uncertainties and other factors, actual results or anticipated developments may not be realized or, even if substantially realized, may not have the expected consequences to or effects on our company, business or operations. Accordingly, you should not place undue reliance on these forward-looking statements, which represent our estimates and assumptions only as of the date of the filing of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual results in subsequent periods may materially differ from current expectations. Except as required by applicable law, we assume no obligation to update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

OMEROS CORPORATION
FORM 10-Q FOR THE QUARTER ENDED June 30, 2016

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
OMEROS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$4,589	$1,365
Short-term investments	16,648	26,898
Receivables	8,806	6,517
Inventory	1,780	472
Prepaid expense	2,282	1,894
Total current assets	34,105	37,146
Property and equipment, net	1,251	951
Restricted cash and investments	10,679	10,679
Other assets	73	219
Total assets	$46,108	$48,995

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$5,420	$6,428
Accrued expenses	10,452	9,752
Current portion of notes payable	193	73
Total current liabilities	16,065	16,253
Notes payable, net	69,833	49,769
Deferred rent	9,205	9,207
Commitments and contingencies (Note 8)
Shareholders’ deficit:
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized and none issued and outstanding at June 30, 2016 and December 31, 2015		—
Common stock, par value $0.01 per share, 150,000,000 shares authorized at June 30, 2016 and December 31, 2015; 39,277,231 and 38,040,891 issued and outstanding at June 30, 2016 and December 31, 2015, respectively	393	380
Additional paid-in capital	386,905	376,528
Accumulated deficit	(436,293)	(403,142)
Total shareholders’ deficit	(48,995)	(26,234)
Total liabilities and shareholders’ deficit	$46,108	$48,995
See notes to condensed consolidated financial statements

OMEROS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Product sales, net	$10,004	$3,125	$17,250	$3,363
Grant revenue	—	62	173	212
Total revenue	10,004	3,187	17,423	3,575

Costs and expenses
Cost of product sales	327	365	654	376
Research and development	10,231	10,900	25,665	20,218
Selling, general and administrative	10,375	7,889	21,485	16,878
Total costs and expenses	20,933	19,154	47,804	37,472
Loss from operations	(10,929)	(15,967)	(30,381)	(33,897)
Interest expense	(1,857)	(937)	(3,232)	(1,894)
Other income (expense), net	174	224	462	442
Net loss	$(12,612)	$(16,680)	$(33,151)	$(35,349)
Comprehensive loss	$(12,612)	$(16,680)	$(33,151)	$(35,349)
Basic and diluted net loss per share	$(0.32)	$(0.44)	$(0.86)	$(0.95)
Weighted-average shares used to compute basic and diluted net loss per share	39,178,547	37,846,832	38,747,816	37,165,196
See notes to condensed consolidated financial statements

OMEROS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net loss	$(33,151)	$(35,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	122	107
Stock-based compensation expense	7,031	4,898
Non-cash interest expense	684	442
Changes in operating assets and liabilities:
Receivables	(2,289)	(2,679)
Inventory	(1,308)	(65)
Prepaid expenses and other assets	(242)	(228)
Accounts payable and accrued expenses	(268)	(1,229)
Deferred rent	(2)	82
Net cash used in operating activities	(29,423)	(34,021)
Investing activities:
Purchases and sales of property and equipment	(34)	(114)
Purchases of investments	(20,625)	(79,403)
Proceeds from the sale and maturities of investments	30,875	37,050
Net cash provided by (used in) investing activities	10,216	(42,467)
Financing activities:
Proceeds from issuance of common stock and pre-funded warrants, net	724	79,076
Proceeds from borrowings under notes payable, net	19,864	—
Payments on notes payable	(34)	(2,342)
Proceeds upon exercise of stock options and warrants	1,877	1,961
Net cash provided by financing activities	22,431	78,695
Net increase in cash and cash equivalents	3,224	2,207
Cash and cash equivalents at beginning of period	1,365	354
Cash and cash equivalents at end of period	$4,589	$2,561
Supplemental cash flow information
Cash paid for interest	$2,005	$1,471
Issuance of warrants in connection with the Amendment to the Loan Agreement	$758	$—
Property acquired under capital lease	$388	$—
Prepaid expenses not yet paid	$1,035	$68
See notes to condensed consolidated financial statements

OMEROS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1—Organization and Significant Accounting Policies
Organization
We are a biopharmaceutical company committed to discovering, developing and commercializing both small-molecule and protein therapeutics for large-market as well as orphan indications targeting inflammation, coagulopathies and disorders of the central nervous system. Our first drug product, OMIDRIA, is approved by the United States (U.S.) Food and Drug Administration (FDA) for use during cataract surgery or intraocular lens replacement. We broadly launched OMIDRIA in the U.S. in April 2015.
Basis of Presentation
Our condensed consolidated financial statements include the financial position and results of operations of Omeros Corporation (Omeros) and our wholly owned subsidiaries. All inter-company transactions have been eliminated and we have determined we operate in one segment. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 includes all adjustments, which include normal recurring adjustments, necessary to present fairly our interim financial information. The Condensed Consolidated Balance Sheet at December 31, 2015 has been derived from our audited financial statements but does not include all of the information and footnotes required by GAAP for audited annual financial information.
The accompanying unaudited condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and related notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the U.S. Securities and Exchange Commission (SEC) on March 15, 2016.
Product Sales, Net
We record revenue from OMIDRIA sales when the product is delivered to our wholesalers.
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

Liquidity and Capital Resources
As of June 30, 2016, we had $21.2 million in cash, cash equivalents and short-term investments. In addition, we have $10.0 million in restricted cash and investments that must be maintained in depository and investment accounts with East West Bank (EWB) pursuant to the Loan and Security Agreement (the Loan Agreement) entered into in December 2015 with Oxford Finance LLC (Oxford) and EWB as well as $679,000 to secure a letter of credit for the Omeros Building lease. As of June 30, 2016 we have $70.0 million in notes payable which contain financial covenants requiring us to achieve $70.0 million in OMIDRIA net revenues during calendar year 2016 and quarterly OMIDRIA net revenues of $25.0 million in 2017 and $30.0 million in 2018, or maintain 50% of the then-outstanding principal and other obligations under the Loan Agreement in restricted cash and certain eligible term investments. If the OMIDRIA net revenue covenant is met for any quarter of 2017 or 2018, any additional cash collateral requirement then in effect would be removed. If we are unable to meet these financial covenants for any period, obtain a waiver from the lenders or otherwise re-negotiate the Loan Agreement, the lenders could declare all obligations under the Loan Agreement to be due and payable and pursue all other remedies available to the lenders under the Loan Agreement. We expect to continue to incur losses until such time as OMIDRIA product sales, corporate partnerships and/or licensing revenues from products or programs are adequate to support our ongoing operating expenses and debt service, including maintenance of any restricted cash and investments, if required. We are unable to predict if or when this may occur, and until it does occur, we will need to continue to raise additional funds through public or private equity securities sales, including under our At Market Issuance Sales Agreement (the ATM Agreement) with JonesTrading Institutional Services LLC (JonesTrading) (see Note 9 for further detail), through the incurrence of additional debt, through corporate partnerships, through asset sales or through the pursuit of collaborations and licensing arrangements related to certain of our products or programs. These conditions raise a substantial doubt about our ability to continue as a going concern. If we are unable to become cash-flow positive or to raise additional capital as and when needed, or upon acceptable terms, such failure would have a significant negative impact on our financial condition.
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
Recent Accounting Pronouncements
In August 2014, FASB issued ASU No. 2014-15 related to disclosure of an entity’s ability to continue as a going concern. This standard requires management to evaluate whether substantial doubt exists regarding the entity’s ability to continue as a going concern at each reporting period for a duration of one year after the date the financial statements are issued or available to be issued and to provide related footnote disclosures. This standard must be applied prospectively and is effective for interim and annual periods ending after December 15, 2016. We are monitoring for any conditions and events that could raise substantial doubt about our ability to continue as a going concern. The evaluation of the significance of those conditions and events and the related impact upon our disclosures, if applicable, will be disclosed in our annual financial statements for the year ended December 31, 2016.
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
In March 2016, FASB issued ASU 2016-08 related to revenue recognition. This standard is an amendment to ASU 2014-09 relating to revenue from contracts with customers. This amendment clarifies an entity’s revenue recognition for a performance obligation based on principal versus agent considerations. This standard has the same effective date and transition requirements as ASU 2014-09, as amended, which requires that the guidance must be applied retroactively to each prior reporting period presented or retrospectively with the cumulative effect of applying the standard recognized in the period adopted. As amended, the standard is effective for interim and annual periods beginning after December 15, 2017 and cannot be adopted before the original effective date, which was for periods beginning after December 15, 2016. We are currently evaluating the impact that this standard may have on our financial statements once it is adopted.

In March 2016, FASB issued ASU 2016-09 that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting and for making a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance is effective for interim and annual periods beginning after December 15, 2016 with early adoption permitted. We are currently evaluating the impact that this standard may have on our financial statements once it is adopted and the timing of adoption.
In April and May 2016, FASB issued ASU 2016-10 and ASU 2016-12, respectively. Both standards are amendments to ASU 2014-09 related to revenue from contracts with customers. ASU 2016-10 clarifies an entity’s revenue recognition when identifying performance obligations and licensing. ASU 2016-12 clarifies the objective of the collectibility criterion, one of the five steps of ASU 2014-09. This amendment also establishes practical expedients for sales-tax considerations and contract modifications. Both standards have the same effective date and transition requirements as ASU 2014-09, as amended. We are currently evaluating the impact that these standards may have on our financial statements once they are adopted.

Note 2—Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common share equivalents outstanding for the period, determined using the treasury-stock method.
The basic and diluted net loss per share amounts for the three and six months ended June 30, 2016 and 2015 were computed based on the shares of common stock outstanding during the respective periods. Potentially dilutive securities excluded from the diluted loss per share calculation are as follows:

	June 30,
	2016	2015
Outstanding options to purchase common stock	9,501,818	8,427,501
Warrants and pre-funded warrants to purchase common stock	100,602	1,149,249
Total	9,602,420	9,576,750

Note 3—Cash, Cash Equivalents and Investments
As of June 30, 2016 and December 31, 2015, all investments are classified as short-term and available-for-sale on the accompanying Condensed Consolidated Balance Sheets. We did not own any securities with unrealized loss positions as of June 30, 2016 or December 31, 2015. Investment income, which is included as a component of other income (expense), consists of interest earned.

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

Our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	June 30, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money-market funds classified as non-current restricted cash and investments	$10,679	$—	$—	$10,679
Money-market funds classified as short-term investments	16,648	—	—	16,648
Total	$27,327	$—	$—	$27,327

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money-market funds classified as non-current restricted cash and investments	$10,679	$—	$—	$10,679
Money-market funds classified as short-term investments	26,898	—	—	26,898
Total	$37,577	$—	$—	$37,577
Cash held in demand deposit accounts of $4.6 million and $1.4 million is excluded from our fair-value hierarchy disclosure as of June 30, 2016 and December 31, 2015, respectively. There were no unrealized gains and losses associated with our short-term investments as of June 30, 2016 or December 31, 2015. The carrying amounts reported in the accompanying Condensed Consolidated Balance Sheets for receivables, accounts payable and other current monetary assets and liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments.

Note 5—Inventory

The components of inventory are as follows:

	June 30, 2016	December 31, 2015
	(In thousands)
Raw materials	$101	$93
Work-in-process	1,559	158
Finished goods	120	221
Total inventory	$1,780	$472

Work-in-process consists of manufactured vials of OMIDRIA which have not been packaged into finished goods.

Note 6—Accrued Liabilities
Accrued liabilities consisted of the following:

	June 30, 2016	December 31, 2015
	(In thousands)
Consulting and professional fees	$2,898	$2,400
Employee compensation	2,729	2,590
Contract research and development	2,138	2,973
Other accruals	1,448	681
Clinical trials	1,239	1,108
Total accrued liabilities	$10,452	$9,752

Note 7—Notes Payable
In December 2015, we entered into the Loan Agreement pursuant to which we borrowed $50.0 million. In May 2016, we entered into the First Amendment to the Loan Agreement (the Amendment) whereby we accelerated the borrowing of the additional $20.0 million potentially available to us under the Loan Agreement. After deducting all loan initiation costs, we received $19.9 million in net proceeds. The Amendment did not modify the interest rate or any terms or covenants of the Loan Agreement except to increase the final payment fee rate applicable to the additional $20.0 million borrowed from 5.25% to 6.25% reflecting the accelerated draw-down of the additional loan. As of June 30, 2016, our outstanding principal balance is $70.0 million and our loan maturity fee is $5.0 million. Interest under the Loan Agreement accrues on the loans at an annual rate of 9.25%. Our monthly interest-only payments of $539,600 are due through July 1, 2017. Beginning August 1, 2017, monthly principal and interest payments of $2.6 million are due through the January 1, 2020 maturity date. In connection with the Amendment, we issued warrants to purchase an aggregate of 100,602 shares of Omeros common stock (the Warrants) to Oxford and EWB at the then current market price of $9.94 per share. We accounted for the Warrants as a discount to our notes payable. See Note 9 for further discussion of the Warrants.
We accounted for the Amendment as a debt modification and, accordingly, the unamortized discount and debt issuance costs associated with the Loan Agreement are being amortized to interest expense using the effective interest method over the remaining term of the Loan Agreement.
The Loan Agreement contains covenants that require us to maintain $10.0 million in restricted cash and certain eligible term investments and limit or restrict our ability to enter into certain transactions. In addition, we are required to either meet an annual OMIDRIA net revenue minimum for 2016 of $70.0 million and quarterly OMIDRIA revenue minimums in 2017 and 2018, or maintain 50% of the then-outstanding note payable balance in restricted cash and certain eligible term investments. The Loan Agreement also includes provisions related to events of default, the occurrence of a material adverse effect and changes of control. The occurrence of an event of default could result in the acceleration of the Loan Agreement and, under certain circumstances, could increase our interest rate by 5.0% per annum during the period of default. There was no event of default under the Loan Agreement as of June 30, 2016.
As of June 30, 2016, the remaining unamortized discount and debt issuance costs associated with the debt were $5.1 million and $440,700, respectively.

Note 8—Commitments and Contingencies
Development Milestones and Product Royalties
We have retained control of worldwide commercial rights to OMIDRIA, to all of our product candidates and to our programs other than OMS103. We may be required, in connection with existing in-licensing or asset acquisition agreements, to make certain royalty and milestone payments and we cannot, at this time, determine when or if the related milestones will be achieved or whether the events triggering the commencement of payment obligations will occur. See Note 9 to our Consolidated Financial Statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K as filed with the SEC on March 15, 2016.

Contracts
We have various agreements with third parties that collectively require payment of termination fees totaling $1.3 million as of June 30, 2016 if we cancel the work within specific time frames, either prior to commencing or during performance of the contracted services.
Litigation
As described within Note 9 of the “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 15, 2016, we filed a patent infringement lawsuit against Par Pharmaceutical, Inc. and its subsidiary, Par Sterile Products, LLC (collectively, Par) following our receipt of a Paragraph IV Notice Letter from Par stating that it had filed an Abbreviated New Drug Application (ANDA) seeking approval from the FDA to market a generic version of OMIDRIA before the expiration of three Orange Book-listed patents covering OMIDRIA. In each of April 2016 and August 2016, we amended the lawsuit to assert an additional OMIDRIA patent, both additional patents having been granted by the U.S. Patent and Trademark Office after Par sent its original Paragraph IV Notice Letter. In May 2016, Par stipulated to infringement of the first four asserted patents, and the court entered a partial judgment that Par’s filing of its ANDA constitutes an act of infringement of the claims of the first four asserted patents. Par maintains defenses and counterclaims alleging that the claims of the patents are invalid. The filing of our suit against Par triggered a stay of the FDA’s final approval of Par’s ANDA, which is expected to remain in effect until January 2018. We continue to believe that the assertions in Par’s Paragraph IV Notice Letter and its defenses and counterclaims asserted in the litigation that the asserted patent claims are allegedly invalid do not have merit, and we intend to defend our patents vigorously in the litigation against Par.

Note 9—Shareholders’ Equity
Common Stock
At Market Issuance Sales Agreement - In January 2016, we entered into the ATM Agreement with JonesTrading pursuant to which we may direct JonesTrading to sell shares of our common stock with an aggregate offering price of up to $100.0 million directly on The Nasdaq Global Market, through a market maker other than on an exchange or in negotiated transactions. Any sales made under the ATM Agreement are based solely on our instructions and JonesTrading will receive a 1.7% commission from the gross proceeds. The ATM Agreement may be terminated by either party at any time upon 10 days' notice to the other party or by JonesTrading at any time in certain circumstances including the occurrence of a material adverse effect to Omeros. During the three and six months ended June 30, 2016, we sold 64,565 shares of our common stock at an average price of $11.41 per share under the ATM Agreement and received net proceeds of $724,000.
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
For the six months ended June 30, 2016, we received proceeds of $1.9 million upon the exercise of stock options and pre-funded warrants which resulted in the issuance of 1,171,775 shares of common stock.
Warrants
In connection with the Amendment on May 18, 2016, we issued the Warrants to purchase an aggregate of 100,602 shares of our common stock to Oxford and EWB. We evaluated the terms of the Warrants and determined that the Warrants should be recorded as permanent equity. The aggregate fair value of the Warrants on the issue date was $758,000, which we recorded as a discount to our notes payable. We are amortizing the Warrants over the remaining term of the Loan Agreement using the effective interest method. The Warrants are exercisable through May 18, 2023 at an exercise price per share of $9.94 per share.

Note 10—Stock-Based Compensation
Stock-based compensation expense includes amortization of stock options granted to employees and non-employees and has been reported in our Condensed Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Research and development	$1,219	$1,229	$3,374	$2,554
Selling, general and administrative	1,391	1,151	3,657	2,344
Total	$2,610	$2,380	$7,031	$4,898

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
The fair value of each option grant to employees and directors is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were applied to employee and director stock option grants during the periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Estimated weighted-average fair value	$8.50	$12.63	$6.93	$12.97
Weighted-average assumptions
Expected volatility	74%	69%	74%	70%
Expected term, in years	5.8	5.9	5.7	5.9
Risk-free interest rate	1.37%	1.71%	1.40%	1.61%
Expected dividend yield	—%	—%	—%	—%

Stock option activity for all stock plans and related information is as follows:

	Options Outstanding	Weighted- Average Exercise Price per Share	Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Balance at December 31, 2015	8,310,235	$7.97
Granted	1,663,155	10.84
Exercised	(422,525)	4.42
Forfeited	(49,047)	14.02
Balance at June 30, 2016	9,501,818	$8.60	6.44	$23,678
Vested and expected to vest at June 30, 2016	9,225,654	$8.51	6.36	$23,615
Exercisable at June 30, 2016	6,764,948	$7.41	5.45	$23,051
At June 30, 2016, excluding non-employee stock options, the total estimated compensation expense to be recognized in connection with our unvested options is $16.6 million, and 1,896,593 shares were available to grant.

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
Our marketed drug product OMIDRIA® (phenylephrine and ketorolac injection) 1%/0.3% was broadly launched in the U.S. in April 2015 for use during cataract surgery or intraocular lens, or IOL, replacement. OMIDRIA is part of our proprietary PharmacoSurgery® platform, which is designed to improve clinical outcomes of patients undergoing ophthalmological, arthroscopic, urological and other surgical procedures. Our proprietary PharmacoSurgery platform is based on low-dose combinations of U.S. Food and Drug Administration-approved, or FDA-approved, therapeutic agents delivered directly to the surgical site throughout the duration of the procedure to inhibit preemptively inflammation and other problems caused by surgical trauma and to provide clinical benefits both during and after surgery.
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
Products, Product Candidates, Development Programs and Platforms
OMIDRIA. OMIDRIA is approved in the U.S. by the FDA for use during cataract surgery or IOL replacement to maintain pupil size by preventing intraoperative miosis (pupil constriction) and to reduce postoperative ocular pain, and is approved in all European Union, or EU, member states plus Iceland, Lichtenstein and Norway for use during cataract surgery and other IOL replacement procedures to maintain mydriasis (pupil dilation), to prevent miosis (pupil constriction) and to reduce postoperative eye pain. We broadly launched OMIDRIA in the U.S. in April 2015 primarily through wholesalers which, in turn, sell to ambulatory surgery centers, or ASCs, and hospitals. The Centers for Medicare and Medicaid Services, or CMS, has granted transitional pass-through reimbursement status for OMIDRIA, which we expect to run until January 1, 2018. Pass-through status allows for separate payment (i.e., outside the bundled payment) under Medicare Part B for new drugs and other medical technologies that meet well-established criteria specified by federal regulations governing Medicare spending. In the event that pass-through reimbursement status is not extended or separate reimbursement is not obtained for OMIDRIA on or before January 1, 2018, the per unit price we receive for OMIDRIA may be adversely affected.
In May 2016, we entered into an exclusive supply and distribution agreement with ITROM Trading Drug Store, or ITROM, for the sale of OMIDRIA in the Kingdom of Saudi Arabia, the United Arab Emirates and certain other countries in the Middle East. Within the licensed territory, ITROM is responsible for obtaining marketing authorizations for OMIDRIA, on our behalf, and for promoting, marketing, selling and distributing product supplied by us. We expect ITROM will begin selling OMIDRIA later this year on a limited basis, assuming local submission of appropriate regulatory applications.
In June 2016, we announced the completion of enrollment in an FDA required post-marketing OMIDRIA pediatric clinical trial, which, if completed in compliance with FDA clinical trial regulations and pre-specified timelines, will result in eligibility for an additional six months of marketing exclusivity for OMIDRIA. The trial enrolled patients 0-3 years of age undergoing cataract surgery. Consistent with FDA’s request, over 70 patients were enrolled and treated. OMIDRIA is not yet approved for use in patients less than 18 years of age, and the trial is expected to provide clinical information on the use of OMIDRIA in the pediatric population.
OMS103. OMS103, part of our PharmacoSurgery platform, was developed for use during all arthroscopic procedures, including knee and shoulder arthroscopy, and completed Phase 3 trials in patients undergoing arthroscopic anterior cruciate ligament reconstruction and arthroscopic partial meniscectomy. In June 2015, we entered into an exclusive licensing agreement, or the OMS103 Agreement, with Fagron Compounding Services, LLC, d/b/a Fagron Sterile Services, and JCB Laboratories, LLC, or collectively Fagron, an FDA-registered human drug outsourcing facility, under which Fagron is obligated to produce under Good Manufacturing Practices, or GMP, and to commercialize OMS103 in the U.S. Fagron has not performed its performance diligence obligations under the OMS103 Agreement, including initiating sales, and we are evaluating our options regarding the OMS103 Agreement and our OMS103 program.

Product Candidates. We have a pipeline of development programs targeting immune-related disorders, pain, inflammation, coagulopathies and disorders of the central nervous system. We have the following clinical-stage programs in our pipeline:

•
MASP-2 - OMS721. OMS721, our lead mannan-binding lectin-associated serine protease-2, or MASP-2, antibody, is being developed for diseases of the lectin pathway, one of the principal complement activation pathways, which is believed to contribute to significant tissue injury and pathology. One group of such diseases is thrombotic microangiopathies, or TMAs, including atypical hemolytic uremic syndrome, or aHUS, thrombotic thrombocytopenic purpura, or TTP, and hematopoietic stem-cell transplant, or HSCT, -related TMA. We have a Phase 3 clinical program consisting of one single-arm (i.e., no control arm), open-label trial evaluating OMS721 in patients with newly diagnosed or ongoing aHUS and initiation of enrollment in this trial is planned for later this year. In July 2016, we announced that we received advice from the European Medicines Agency allowing us to use data from this single Phase 3 trial to also support a marketing approval application in the EU. We are also currently conducting two Phase 2 clinical programs, one in patients with TMAs (i.e., HSCT-related TMA and TTP) as well as a second Phase 2 clinical program in patients with corticosteroid-dependent renal diseases, including immunoglobulin A, or IgA, nephropathy, membranous nephropathy, lupus nephritis and C3 glomerulopathy. Patient dosing in the Phase 2 renal disease clinical trial was initiated in April 2016.

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

•
MASP-3 - OMS906. In our mannan-binding lectin-associated serine protease-3, or MASP-3 program, we are developing MASP-3 inhibitors for the treatment of disorders related to the alternative pathway of the complement system. In August 2016, we announced results from our OMS906 complement program showing that OMS906 inhibited activation of the alternative pathway of complement and reduced both the incidence and severity of disease in a well-established animal model of arthritis. We are initiating the process of manufacturing scale-up of OMS906 in preparation for clinical trials.

•
GPCR Platform and Programs. We have developed a proprietary cellular redistribution assay, or CRA, which we use in a high-throughput manner to identify synthetic ligands, including antagonists, agonists and inverse agonists, that bind to and affect the function of orphan GPCRs. We are conducting in vivo preclinical efficacy studies and optimizing compounds for a number of targets including: GPR17, linked to myelin formation; GPR101, linked to appetite and eating disorders; GPR151, linked to schizophrenia and cognition; GPR161, which is associated with triple negative breast cancer; GPR183, linked to osteoporosis and to Epstein-Barr virus infections and related diseases; and GPR174, which appears to be involved in the modulation of regulatory T cells, or “T-regs,” known to be important in autoimmune disease, such as multiple sclerosis, and in cancer and organ transplantation.

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

Financial Summary
We recognized net losses of $12.6 million and $16.7 million for the three months ended June 30, 2016 and 2015, respectively, and $33.2 million and $35.3 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, our accumulated deficit was $436.3 million, total shareholders’ deficit was $49.0 million and we had $21.2 million in cash, cash equivalents and short-term investments available for general corporate use. In addition, we had restricted cash and investments of $10.7 million that we are required to maintain in depository and investment accounts pursuant to (a) our Loan and Security Agreement, or the Loan Agreement, with Oxford Finance LLC, or Oxford, and East West Bank, or EWB, and (b) our lease related to the Omeros Building.

Results of Operations
Revenue
Our revenue consists of U.S. product sales of OMIDRIA and revenue recognized in connection with third-party grant funding.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Product sales, net	$10,004	$3,125	$17,250	$3,363
Small Business Innovative Research Grants (SBIR)	—	62	173	212
Total revenue	$10,004	$3,187	$17,423	$3,575
The increase in product sales, net during the three and six months ended June 30, 2016 compared to the same periods in 2015 was due to continued acceptance of and increased demand for OMIDRIA in the ophthalmic surgery community. During the quarter ended June 30, 2016, our OMIDRIA reported revenue increased $2.8 million, or 38%, from the prior quarter.
We expect product sales, net will continue to expand as OMIDRIA gains additional market acceptance and existing customers continue to broaden their use of OMIDRIA.
Gross-to-Net Deductions
We record OMIDRIA product sales net of estimated chargebacks, rebates, distribution fees and product returns. These deductions are generally referred to as gross-to-net deductions. A summary of our gross-to-net accrual for the six months ended June 30, 2016 is as follows:

	Chargebacks and Rebates	Distribution Fees and Product Return Allowances	Total
	(In thousands)
Balance as of December 31, 2015	$180	$277	$457
Provision related to current period sales	854	580	1,434
Payments made/credits granted	(679)	(389)	(1,068)
Balance as of June 30, 2016	$355	$468	$823
Chargebacks and Rebates. We have entered into a variety of agreements including a Pharmaceutical Pricing Agreement, a Federal Supply Schedule agreement, a 340B prime vendor agreement and a Medicaid Drug Rebate Agreement which allow eligible entities to receive discounts on their qualified purchases of OMIDRIA. We record a provision for estimated chargebacks and rebates related to these agreements at the time of sale and reduce the accrual when payments are made or credits are granted.

In October 2015, we launched the OMIDRIAssure Reimbursement Services Program to expand patient access to OMIDRIA. We record a provision for estimated OMIDRIAssure claims at the time of sale and reduce the accrual when payments are made.
We expect future chargeback and rebate deductions as a percentage of gross OMIDRIA product sales to increase based on our 340B prime vendor agreement, the increased use of OMIDRIAssure and increased volume of purchases eligible for government-mandated discounts such as 340B, and rebates.
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
We expect distribution fees and product return allowances to generally correlate with changes in product sales.
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
The following table illustrates our expenses associated with these activities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Direct external expenses:
Clinical research and development:
OMS721	$2,701	$3,152	$8,697	$4,394
OMIDRIA (OMS302)	684	974	1,949	1,727
OMS824	53	518	325	1,051
Other clinical programs	15	10	29	18
Total clinical research and development	3,453	4,654	11,000	7,190
Preclinical research and development	485	327	975	829
Total direct external expenses	3,938	4,981	11,975	8,019

Internal, overhead and other expenses	5,074	4,690	10,316	9,645
Stock-based compensation expense	1,219	1,229	3,374	2,554
Total research and development expenses	$10,231	$10,900	$25,665	$20,218
The decrease in total clinical research and development expenses during the three months ended June 30, 2016 compared to the same period in 2015 is due primarily to lower clinical research and development costs in our OMS824 program due to reduced clinical trial and nonclinical costs, lower clinical manufacturing and clinical trial costs for our OMS721 program and decreased clinical trial costs associated with the completion of enrollment in a post-marketing OMIDRIA pediatric trial. This decrease was partially offset by an increase in total internal, overhead and other research and development expenses due primarily to increased employee costs.
The increase in total clinical research and development expenses during the six months ended June 30, 2016 compared to the same period in 2015 is due primarily to increased costs for our OMS721 program in connection with clinical manufacturing, clinical trial costs and other clinical research and development activities. This increase was offset by lower clinical research and development costs related to our OMS824 program due to reduced clinical trial and nonclinical costs. The increase in total internal, overhead and other expenses during the six months ended June 30, 2016 compared to the same period in 2015 is due primarily to increased employee costs.
In addition, stock-based compensation expenses increased during the six months ended June 30, 2016 compared to the same period in 2015 related to annual company-wide option grants approved in February 2016 with April 1, 2015 vesting commencement dates.
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
Selling, General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Selling, general and administrative expenses, excluding stock-based compensation expense	$8,984	$6,738	$17,828	$14,534
Stock-based compensation expense	1,391	1,151	3,657	2,344
Total selling, general and administrative expenses	$10,375	$7,889	$21,485	$16,878
The increase in selling, general and administrative expenses during the three and six months ended June 30, 2016 compared to the same periods in 2015 was primarily due to increased legal costs associated with the Par lawsuit, increased selling related activities and increased administrative and employee costs. The increase in stock-based compensation expense during the six months ended June 30, 2016 compared to the same period in the prior year was due to annual company-wide option grants approved in February 2016 with April 1, 2015 vesting commencement dates.
We anticipate selling, general and administrative costs will increase during the remainder of this year primarily due to legal costs in connection with enforcing our patents and pursuing our patent infringement claims related to Par’s effort to obtain FDA approval for a generic version of OMIDRIA and incremental sales and marketing programs.
Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Interest expense	$1,857	$937	$3,232	$1,894

The increase in interest expense during the three and six months ended June 30, 2016 compared to the same periods in the prior year was due to the increase in our outstanding notes payable balance during the comparative periods. Interest expense is expected to be approximately $700,000 per month due to the incremental $20.0 million we borrowed under the Loan Agreement in May 2016.
Other Income (Expense), Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Other income (expense), net	$174	$224	$462	$442
Other income (expense), net principally includes sublease rental income and interest earned. The decrease during the three months ended June 30, 2016 compared to the same period in the prior year was due to a sublease expiring in February 2016.

Financial Condition - Liquidity and Capital Resources
As of June 30, 2016, we had $21.2 million in cash, cash equivalents and short-term investments available for general corporate use that are held principally in interest-bearing instruments, including money-market accounts. In addition, we have restricted cash and investments of $10.7 million that are maintained in depository and investment accounts pursuant to (a) our Loan Agreement, and (b) our lease related to the Omeros Building. Cash in excess of our immediate requirements is invested in accordance with our established guidelines that are intended to preserve principal and maintain liquidity.

Future Funding Requirements
We have experienced net losses and negative cash flow from operations since inception, and as of June 30, 2016, had an accumulated deficit of $436.3 million, and we expect to continue to incur losses until such time as OMIDRIA product sales, corporate partnerships and/or licensing revenues from products or programs are adequate to support our ongoing operating expenses and debt service. As of June 30, 2016 we had unrestricted cash, cash equivalents and short-term investments of $21.2 million. As of June 30, 2016 we had $70.0 million in notes payable which contain financial covenants requiring us to achieve $70.0 million in OMIDRIA net revenues during calendar year 2016 and quarterly OMIDRIA net revenues of $25.0 million in 2017 and $30.0 million in 2018, or maintain 50% of the then-outstanding principal and other obligations under the Loan Agreement in restricted cash and certain eligible term investments. If the OMIDRIA net revenue covenant is met for any quarter of 2017 or 2018, any additional cash collateral requirement then in effect would be removed. If we are unable to meet these financial covenants for any period, obtain a waiver from the lenders or otherwise re-negotiate the Loan Agreement, the lenders could declare all obligations under the Loan Agreement to be due and payable and pursue all other remedies available to the lenders under the Loan Agreement. To meet our projected funding requirements through June 30, 2017, we expect to use cash on hand, future OMIDRIA revenues and additional funds we intend to raise through corporate partnerships, through the incurrence of additional debt, through asset sales, through the pursuit of collaborations and licensing arrangements related to certain of our products or programs or through public or private equity securities sales, including our At Market Issuance Sales Agreement, or the ATM Agreement, with JonesTrading Institutional Services LLC, or JonesTrading. These conditions raise a substantial doubt about our ability to continue as a going concern. If we are unable to raise additional capital when needed through one or more of the avenues previously listed, or upon acceptable terms, such failure would have a significant negative impact on our financial condition. Should it be necessary to manage our operating expenses, we would reduce our projected cash requirements through reduction of our expenses by delaying clinical trials, reducing selected research and development efforts, or implementing other restructuring activities.
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

Cash Flow Data

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Selected cash flow data
Cash provided by (used in):
Operating activities	$(29,423)	$(34,021)
Investing activities	10,216	(42,467)
Financing activities	22,431	78,695
Operating Activities. Net cash used in operating activities was $29.4 million for the six months ended June 30, 2016. The cash used in operating activities was affected by our net loss of $33.2 million, a $2.3 million increase in accounts receivable and a $1.3 million increase in inventory, partially offset by non-cash stock-based compensation expense of $7.0 million. The increase in inventory relates to an accumulation of OMIDRIA inventory to ensure adequate commercial supply of OMIDRIA until such time as additional inventory is expected to become available from our new manufacturer beginning in 2017. The increase in stock-based compensation expense primarily relates to annual company-wide stock option grants approved in February 2016 with April 1, 2015 vesting commencement dates.

Net cash used in operating activities was $34.0 million for the six months ended June 30, 2015. The cash used in operating activities was affected by a net loss of $35.3 million, a $2.7 million increase in accounts receivable and a decrease of $1.2 million in accounts payable and accrued expenses, partially offset by stock-based compensation expense of $4.9 million. The increase in accounts receivable is related to increased sales of OMIDRIA and the decrease in accounts payable and accrued expenses relates to the timing of operating activities and related payments.
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
Net cash provided by investing activities in the six months ended June 30, 2016 was $10.2 million, an increase of $52.7 million from 2015. The six months ended June 30, 2016 was affected by $30.9 million sales of short-term investments partially offset by the purchase of short-term investments of $20.6 million compared to the same period in the prior year, during which we purchased short-term investments of $79.4 million and sold $37.1 million of short-term investments in order to provide cash for operating activities.
Financing Activities. Net cash provided by financing activities in the six months ended June 30, 2016 was $22.4 million, a decrease of $56.3 million compared to the same period in 2015. Net cash provided by financing activities for the six months ended June 30, 2016 was due to proceeds from the borrowings of the additional $20.0 million available to us under the Loan Agreement, $1.9 million from the exercise of options and pre-funded warrants and approximately $724,000 of net proceeds from the issuance of 64,565 shares of our common stock at an average price of $11.41 per share under the ATM Agreement. This compares to the same period in 2015 in which cash provided by financing activities was primarily due to the $79.1 million of net proceeds received from the sale of 3.4 million shares of common stock and pre-funded warrants to purchase 749,250 shares of common stock in our public offering in February 2015 and $2.0 million from proceeds from the exercise of stock options and warrants. The six months ended June 30, 2015 also included $2.3 million of payments on notes payable.

Contractual Obligations and Commitments
Our future minimum contractual commitments and obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2015 that was filed with the SEC on March 15, 2016. Other than the following, our future minimum contractual obligations and commitments have not changed materially from the amounts previously reported.
Notes Payable
We initially borrowed $50.0 million under the Loan Agreement in December 2015, and in May 2016 we entered into the First Amendment to the Loan Agreement, or the Amendment, whereby we accelerated the borrowing of the additional $20.0 million potentially available to us under the Loan Agreement. The Amendment did not modify the interest rate or any terms or covenants of the Loan Agreement except to increase the final payment fee rate applicable to the additional $20.0 million borrowed from 5.25% to 6.25%, reflecting the accelerated draw-down of the additional loan. Interest under the Loan Agreement accrues on the loans at an annual rate of 9.25%. Our monthly interest-only payments of $539,600 are due through July 1, 2017. Beginning August 1, 2017, monthly principal and interest payments of $2.6 million are due through the January 1, 2020 maturity date. In connection with the Amendment, we issued warrants to purchase an aggregate of 100,602 shares of Omeros common stock to Oxford and EWB at the then current market price of $9.94 per share. See Note 7 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 15, 2016, for a description of the Loan Agreement terms. There was no event of default under the Loan Agreement as of June 30, 2016.
Goods & Services
We have entered into an agreement with Hospira Worldwide, Inc., or Hospira, for the ongoing commercial supply of OMIDRIA and we are currently completing the manufacturing process transfer, process validation and approval of Hospira as a manufacturing site for OMIDRIA. We anticipate Hospira will be able to provide OMIDRIA commercial product to us beginning in 2017. We have no firm purchase commitments outstanding under this agreement as of June 30, 2016.
We may also be required, in connection with our existing in-licensing or asset acquisition agreements, to make certain royalty and milestone payments and we cannot, at this time, determine when or if the related milestones will be achieved or whether the events triggering the commencement of payment obligations will occur. See Note 9 to our Consolidated Financial Statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K, as filed with the SEC on March 15, 2016, for a description of the agreements that include these royalty and milestone payment obligations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk is primarily confined to our investment securities and notes payable. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in high-credit-quality securities. As of June 30, 2016, we had cash, cash equivalents and short-term investments of $21.2 million. In accordance with our investment policy, we invest funds in highly liquid, investment-grade securities. These securities in our investment portfolio are not leveraged and are classified as available-for-sale. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates and, with our current portfolio of short term investments, we are not exposed to potential loss due to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2016. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In July 2015, we received a Notice Letter from Par Pharmaceutical, Inc. and its subsidiary, Par Sterile Products, LLC, or collectively, Par, that Par filed an Abbreviated New Drug Application, or ANDA, containing a Paragraph IV Certification under the Hatch-Waxman Act and seeking approval from the FDA to market a generic version of OMIDRIA prior to the expiration of three Omeros patents, U.S. Patent Nos. 8,173,707, 8,586,633 and 9,066,856, which relate to OMIDRIA and that are listed in the FDA’s Orange Book for OMIDRIA. These patents were granted following review by the U.S. Patent and Trademark Office, or USPTO, are presumed to be valid under governing law, and can only be invalidated in federal court with clear and convincing evidence. Following receipt of the Paragraph IV Notice Letter we filed a patent infringement lawsuit against Par in the U.S. District Court for the District of New Jersey on September 2, 2015 and a patent infringement lawsuit against Par in the U.S. District Court for the District of Delaware on September 3, 2015. The lawsuits were filed under the Hatch-Waxman Act alleging Par’s infringement of U.S. Patent Nos. 8,173,707, 8,586,633 and 9,066,856. Based on our decision to pursue the action in federal court in Delaware, we voluntarily dismissed the complaint filed in the U.S. District Court for the District of New Jersey. The complaint that we filed in the U.S. District Court for the District of Delaware has been served on Par and Par has filed an answer asserting defenses and counterclaims for declaratory judgment of patent invalidity and non-infringement. In April 2016 and August 2016, we amended the complaint to also assert infringement of U.S. Patent Nos. 9,278,101 and 9,399,040, respectively, which issued in March 2016 and July 2016, respectively, and were listed in the Orange Book after Par’s Paragraph IV Notice Letter. Par has filed an answer to our amended complaint filed in April 2016 asserting defenses and counterclaims for declaratory judgment of patent invalidity and non-infringement. In May 2016, Par stipulated to infringement of the first four asserted patents and the court endorsed an order entering partial judgment that the filing of Par’s ANDA constitutes an act of infringement of the first four above-referenced patents, subject to Par’s continued invalidity defenses and any challenge to enforceability. We have reviewed the invalidity assertions in Par’s Paragraph IV Notice Letter and defenses and counterclaims and believe they do not have merit, and we intend to defend our patents vigorously in the litigation against Par. Under the Hatch-Waxman Act, we were permitted to file suit within 45 days from receipt of Par’s Notice Letter and thereby trigger a 30-month stay of the FDA’s final approval of Par’s ANDA while the lawsuit against Par is pending. Our lawsuit against Par triggered such a stay, which is expected to remain in effect until late January 2018.

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
OMIDRIA is our only product that has been approved by the FDA for commercial sale in the U.S. For the three months ended June 30, 2016, we recorded net sales of OMIDRIA of $10.0 million. We have not generated revenue from sales of OMIDRIA to date that are sufficient to fund fully our operations and cannot provide assurance that we will generate sufficient revenue from OMIDRIA in the future to fund fully our operations. We will need to generate substantially more product revenue from OMIDRIA to achieve and sustain profitability. Our ability to generate significant revenue from OMIDRIA product sales depends on our ability to achieve increased market acceptance of, and to otherwise market and sell effectively, OMIDRIA, which may not occur for a number of reasons, including:

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
Our operations have consumed substantial amounts of cash since our incorporation and, as of June 30, 2016, we had an accumulated deficit of approximately $436.3 million. We expect to continue to spend substantial amounts to:

•	continue OMIDRIA sales and marketing;

•	continue research and development in our programs;

•	make principal and interest payments under the Loan Agreement;

•	initiate and conduct clinical trials for our programs and product candidates; and

•	commercialize and launch product candidates for which we may receive regulatory approval.
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
There may be significant delays in obtaining reimbursement for newly approved products, and we may not be able to provide data sufficient to be granted reimbursement. Even when a payer determines that a product is eligible for reimbursement, coverage may be limited to the uses of a product that are either approved by the FDA (or, in other countries, the relevant country’s regulatory agency) and/or appear in a recognized drug compendium, and other conditions may apply. Moreover, eligibility for coverage does not mean that any product will be reimbursed at a rate that allows us to make a profit in all cases or at a rate that covers our costs, including research, development, manufacturing, sales and distribution. Increasingly, government and private third-party payers that reimburse for healthcare services and products are requiring that companies provide them with predetermined discounts from list prices and challenging the prices charged for medical products, which could adversely impact the pricing of our products. Pricing may also be adversely affected by changes in the terms, scope and/or complexity of government pricing requirements. Even if we receive reimbursement for a product, the initial rate or method at which the product will be reimbursed could become unfavorable to us at the time reimbursement is initiated or in the future or may be of a limited duration. After the expiration of pass-through reimbursement status for OMIDRIA effective January 1, 2018, we may not be able to maintain or obtain adequate reimbursement for OMIDRIA. In the event that pass-through reimbursement status is not extended or separate reimbursement obtained for OMIDRIA after that date, we expect that OMIDRIA will be included as part of the packaged payment and as a result the per unit price we receive for OMIDRIA would be reduced.
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
Manufacturing under our existing OMIDRIA manufacturing agreement with Patheon ceased at the end of 2015. Validation of the manufacturing process for OMIDRIA under our Hospira supply agreement has not been completed. We do not presently have an alternate manufacturing facility for OMIDRIA in operation and we do not expect that any OMIDRIA manufacturing facility will be approved for production before 2017 at the earliest. We anticipated this transition and increased production of OMIDRIA prior to the break in manufacturing, and believe that we will have sufficient supply to meet product needs until OMIDRIA production is recommenced. However, we can provide no assurances if or when the Hospira manufacturing facility or any alternate manufacturing facility for OMIDRIA will be in production or whether we can meet market demand for OMIDRIA if demand is greater than we anticipate. Additionally, damage to or destruction of OMIDRIA inventory, including inventory warehoused at our third-party logistics provider, could also adversely affect our ability to meet market demand. We have obtained insurance coverage for the replacement cost of damaged or destroyed OMIDRIA inventory but such coverage would not compensate us for any resulting loss of sales revenue or a reduction in gross margin.
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
If we choose to go to court to stop someone else from using our inventions, that individual or company has the right to ask the court to rule that the underlying patents are invalid or should not be enforced against that third party. These lawsuits are expensive and would consume time and other resources even if we were successful in stopping the infringement of these patents. In addition, our lawsuit against such an entity could result in a finding that some or all of the claims of one or more of our relevant patents are invalid, unenforceable and/or not infringed, and could also result in a generic version of OMIDRIA being launched after the expiration of the mandatory three-year clinical data exclusivity for OMIDRIA. There is also the risk that, even if the validity of these patents is upheld, the court will refuse to stop the other party on the ground that such other party’s activities do not infringe our patents. An adverse outcome in such legal action could have a material negative effect on our financial condition, results of operations and/or stock price. See “Legal Proceedings” under Item 1 of Part II of this Quarterly Report on Form 10-Q for further discussion of our lawsuit against Par.
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
In June 2015 we entered into the OMS103 Agreement pursuant to which we granted Fagron an exclusive, royalty-free license to the OMS103 intellectual property, manufacturing information and clinical data to manufacture and commercialize OMS103 in the U.S. in exchange for potential future payments based on product revenue and achievement of commercial milestones. As a result of entering into the OMS103 Agreement, we discontinued our OMS103 clinical development program and are dependent on Fagron to commercialize OMS103 in the U.S. We cannot control whether Fagron will fulfill its obligations under the OMS103 Agreement or whether the commercialization of OMS103 will be successful. Fagron has not performed its diligence milestones in the OMS103 Agreement, including initiating sales of OMS103, and we are evaluating our options with respect to the OMS103 Agreement and the OMS103 program. If we elect to pursue arbitration with Fagron, and/or the OMS103 Agreement is terminated, we can provide no assurances that we will be able to enter into another licensing agreement or have sufficient resources to restart clinical development and conduct any clinical trials if desired. Any of the above risks, if realized, could adversely affect our results of operations.
Under Section 503B of the Federal Food, Drug, and Cosmetic Act, registered outsourcing facilities are required to manufacture under GMP and are subject to FDA inspections and audits. They also are not allowed to manufacture a product that is essentially a copy of one or more FDA-approved drugs. If a licensed registered outsourcing facility such as Fagron is prohibited from commercializing or from continuing commercial sales of OMS103 following initial commercialization because of violations of any FDA regulations or any other reason, our ability to generate revenue from royalty payments from the licensed registered outsourcing facility and achieve profitability will be adversely affected and the market price of our common stock could decline.
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
We have borrowed $70.0 million under the Loan Agreement and pledged substantially all of our assets other than intellectual property (with the exception of the proceeds derived from any intellectual property) as collateral. The Loan Agreement restricts our ability to, among other things, incur indebtedness, grant liens, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions, repurchase stock, license our intellectual property for a limited set of our programs without lender approval, pledge our intellectual property and engage in significant business transactions such as a change of control. Any of these restrictions could significantly limit our operating and financial flexibility and ability to respond to changes in our business or competitive activities.
The Loan Agreement also requires us to achieve certain minimum net revenue amounts from OMIDRIA through the end of 2018, including achieving net revenues of at least $70.0 million for the 2016 calendar year and at least $25.0 million for each quarter in the 2017 calendar year or, alternatively, maintain at least 50% of the then-outstanding note payable balance in restricted cash and eligible term investments. We recorded net sales of OMIDRIA of $17.3 million for the six months ended June 30, 2016, and we cannot provide assurance that we will generate sufficient revenue from OMIDRIA in the future to satisfy fully the net revenue covenants. We are also required to maintain at least $10.0 million in cash and cash equivalents during the term of the Loan Agreement. The failure to satisfy these or other obligations under the Loan Agreement would constitute an event of default. An event of default under the Loan Agreement also includes the occurrence of any material adverse effect upon our business operations, properties, assets, results of operations or financial condition, taken as a whole with respect to our viability, that would reasonably be expected to result in an inability to repay the loan. If there is an event of default under the Loan Agreement, the lenders may have the right to accelerate all of our repayment obligations under the Loan Agreement and to take control of our pledged assets, which include our cash, cash equivalents and short-term investments. Upon the acceleration of the loan, we will be required to repay the loan immediately or to attempt to reverse the declaration through negotiation or litigation. Further, if we are liquidated, the lenders’ right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. Any declaration of an event of default could significantly harm our business and prospects and could cause our stock price to decline. If we raise any additional debt financing, the terms of such debt could further restrict our operating and financial flexibility.
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
We utilize information technology, or IT, systems and networks to process, transmit and store electronic information in connection with our business activities. As use of digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. These threats pose a risk to the security of our systems and networks, the confidentiality and the availability and integrity of our data. There can be no assurance that we will be successful in preventing cyber-attacks or successfully mitigating their effects. Similarly, there can be no assurance that our collaborators, CROs, third-party logistics providers, distributors and other contractors and consultants will be successful in protecting our clinical and other data that is stored on their systems. Any cyber-attack or destruction or loss of data could have a material adverse effect on our business and prospects. In addition, we may suffer reputational harm or face litigation or adverse regulatory action as a result of cyber-

attacks or other data security breaches and may incur significant additional expense to implement further data protection measures.
Risks Related to Our Common Stock
Our stock price has been and may continue to be volatile, and the value of an investment in our common stock may decline.
During the 12-month period ended June 30, 2016, our stock traded as high as $30.23 per share and as low as $8.90 per share. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to numerous factors, many of which are beyond our control. In addition, the stock market has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of publicly traded companies. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. These fluctuations may be even more pronounced in the trading market for our stock. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
If we issue additional shares of our common stock or other securities that may be convertible into, or exercisable or exchangeable for, our common stock, our existing shareholders would experience further dilution.
To the extent that we raise additional funds in the future by issuing equity securities, including pursuant to our ATM Agreement with JonesTrading, our shareholders would experience dilution, which may be significant and could cause the market price of our common stock to decline significantly. In addition, approximately 9.6 million shares of common stock as of June 30, 2016 subject to outstanding options and warrants may become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements. Further, as of June 30, 2016 we also had approximately 1.9 million shares of common stock reserved for future issuance under our employee benefit plans that are not subject to outstanding options. If the holders of these outstanding options or warrants elect to exercise some or all of them, or if the shares subject to our employee benefit plans are issued and become eligible for sale in the public market, our shareholders would experience dilution and the market price of our common stock could decline.
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
Our business requires significant funding. We currently plan to invest all available funds and future earnings, if any, in the development and growth of our business. Additionally, under the Loan Agreement, we have agreed not to pay any dividends. Therefore, we currently do not anticipate paying any cash dividends on our common stock in the foreseeable future. As a result, a rise in the market price of our common stock, which is uncertain and unpredictable, will be the sole source of potential gain for shareholders in the foreseeable future, and an investment in our common stock for dividend income should not be relied upon.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Unregistered Sales of Equity Securities. On May 18, 2016, we issued warrants to Oxford and EWB, or the Warrants, to purchase an aggregate of 100,602 shares of our common stock in connection with the Amendment. The Warrants are exercisable for seven years at an exercise price per share of $9.94. The Warrants were issued under the exemption from registration provided by Section 4(a)(2) of the Securities Act. No underwriters were involved in the issuance of the Warrants and no commissions were paid in connection with such issuances.

ITEM 6. EXHIBITS

Exhibit Number	Description
4.1(1)	Form of Omeros Corporation Warrant to Purchase Common Stock
10.1(2)	First Amendment to Loan and Security Agreement between Omeros and Oxford Finance LLC, as collateral agent and as a lender, and East West Bank, as a lender, dated May 16, 2016
10.2(3)	Form of Secured Promissory Note issued by Omeros to Oxford Finance LLC and to East West Bank
12.1	Ratio of Earnings to Fixed Charges
31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed on May 19, 2016 (File No. 001-34475).

(2)	Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on May 19, 2016 (File No. 001-34475).

(3)	Incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on May 19, 2016 (File No. 001-34475).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEROS CORPORATION

Dated: August 9, 2016	/s/ Gregory A. Demopulos
Gregory A. Demopulos, M.D.
President, Chief Executive Officer and Chairman of the Board of Directors

Dated: August 9, 2016	/s/ Michael A. Jacobsen
Michael A. Jacobsen
Vice President, Finance, Chief Accounting Officer and Treasurer