Form 10-Q
period 2016-09-30
OMEROS CORP
filed 2016-11-09
CIK 1285819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
 ________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 2, 2016, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 42,915,928.

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

•
our expectations regarding our product sales and our estimate regarding how long our existing cash, cash equivalents, short-term investments and revenues will be sufficient to fund our anticipated operating expenses, capital expenditures and interest and principal payments on our outstanding notes under our Term Loan Agreement with CRG Servicing LLC and the lenders identified therein;

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

•
in our OMS721 program, whether enrollment in a Phase 3 clinical trial in patients with atypical hemolytic uremic syndrome, or aHUS, opens in 2016, or whether accelerated approval, fast track designation, breakthrough therapy designation and/or orphan drug designation may be granted by the U.S. Food and Drug Administration, or FDA, for indications for which we are pursuing such approval or designation;

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

OMEROS CORPORATION
FORM 10-Q FOR THE QUARTER ENDED September 30, 2016

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
OMEROS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$10,297	$1,365
Short-term investments	37,144	26,898
Receivables	10,457	6,517
Inventory	1,396	472
Prepaid expense	1,355	1,894
Total current assets	60,649	37,146
Property and equipment, net	1,206	951
Restricted cash and investments	10,835	10,679
Other assets	73	219
Total assets	$72,763	$48,995

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$3,985	$6,428
Accrued expenses	11,882	9,752
Current portion of notes payable	190	73
Total current liabilities	16,057	16,253
Notes payable, net of current portion	70,289	49,769
Deferred rent	9,189	9,207
Commitments and contingencies (Note 8)
Shareholders’ deficit:
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized and none issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, par value $0.01 per share, 150,000,000 shares authorized at September 30, 2016 and December 31, 2015; 42,910,489 and 38,040,891 issued and outstanding at September 30, 2016 and December 31, 2015, respectively	429	380
Additional paid-in capital	427,054	376,528
Accumulated deficit	(450,255)	(403,142)
Total shareholders’ deficit	(22,772)	(26,234)
Total liabilities and shareholders’ deficit	$72,763	$48,995
See notes to condensed consolidated financial statements

OMEROS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Product sales, net	$11,289	$3,244	$28,539	$6,607
Grant revenue	—	15	173	227
Total revenue	11,289	3,259	28,712	6,834

Costs and expenses
Cost of product sales	378	248	1,032	624
Research and development	12,492	13,264	38,157	33,482
Selling, general and administrative	10,457	9,048	31,942	25,926
Total costs and expenses	23,327	22,560	71,131	60,032
Loss from operations	(12,038)	(19,301)	(42,419)	(53,198)
Interest expense	(2,135)	(871)	(5,367)	(2,765)
Other income (expense), net	211	251	673	693
Net loss	$(13,962)	$(19,921)	$(47,113)	$(55,270)
Comprehensive loss	$(13,962)	$(19,921)	$(47,113)	$(55,270)
Basic and diluted net loss per share	$(0.34)	$(0.53)	$(1.19)	$(1.48)
Weighted-average shares used to compute basic and diluted net loss per share	41,058,754	37,923,353	39,518,128	37,417,915
See notes to condensed consolidated financial statements

OMEROS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net loss	$(47,113)	$(55,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	211	161
Stock-based compensation expense	9,566	7,273
Non-cash interest expense	1,195	659
Changes in operating assets and liabilities:
Receivables	(3,940)	(2,118)
Inventory	(924)	123
Prepaid expenses and other assets	685	(282)
Accounts payable and accrued expenses	(303)	721
Deferred rent	(18)	124
Net cash used in operating activities	(40,641)	(48,609)
Investing activities:
Purchases and sales of property and equipment	(78)	(187)
Purchases of investments	(58,121)	(79,416)
Proceeds from the sale and maturities of investments	47,875	51,550
Net cash used in investing activities	(10,324)	(28,053)
Financing activities:
Proceeds from issuance of common stock and pre-funded warrants, net	38,003	79,076
Proceeds from borrowings under notes payable, net	19,864	—
Payments on notes payable	(62)	(4,738)
Increase in restricted cash and investments	(156)	—
Proceeds upon exercise of stock options and warrants	2,248	2,571
Net cash provided by financing activities	59,897	76,909
Net increase in cash and cash equivalents	8,932	247
Cash and cash equivalents at beginning of period	1,365	354
Cash and cash equivalents at end of period	$10,297	$601
Supplemental cash flow information
Cash paid for interest	$3,629	$2,141
Issuance of warrants in connection with amendment to notes payable	$758	$—
Property acquired under capital lease	$388	$—
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
Basis of Presentation
Our condensed consolidated financial statements include the financial position and results of operations of Omeros Corporation (Omeros) and our wholly owned subsidiaries. All inter-company transactions have been eliminated and we have determined we operate in one segment. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 includes all adjustments, which include normal recurring adjustments, necessary to present fairly our interim financial information. The Condensed Consolidated Balance Sheet at December 31, 2015 has been derived from our audited financial statements but does not include all of the information and footnotes required by GAAP for audited annual financial information.
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
Product sales are recorded net of estimated chargebacks and rebates, wholesaler distribution fees and estimated product returns. Accruals or allowances are established for these deductions when revenue is recognized, and actual amounts incurred are offset against the applicable accruals and allowances. We reflect each of these accruals or allowances as either a reduction in the related accounts receivable or as an accrued liability, depending on how the accrual or allowance is settled. Product sales to wholesalers are not recorded if we determine that the wholesaler’s on-hand OMIDRIA inventory, based on inventory information we regularly receive from our wholesalers, exceeds approximately eight weeks of projected demand.
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
Liquidity and Capital Resources
As of September 30, 2016, we had $47.4 million in cash, cash equivalents and short-term investments. In addition, we had $10.0 million in restricted cash and investments that was required to be maintained in depository and investment accounts with East West Bank (EWB) pursuant to the Loan and Security Agreement (the Oxford/EWB Loan Agreement) entered into in December 2015 with Oxford Finance LLC (Oxford) and EWB, as well as $679,000 to secure a letter of credit for the Omeros Building lease and $156,000 to secure a letter of credit for fleet vehicles used by our OMIDRIA sales force.

On October 26, 2016, we entered into a six-year term Term Loan Agreement (the CRG Loan Agreement) with CRG Servicing LLC (CRG), as administrative agent and collateral agent, the lenders named therein (the Lenders) and nura, inc. as subsidiary guarantor. We initially borrowed $80.0 million and may borrow an additional $45.0 million in two tranches of $25.0 million and $20.0 million contingent on achievement of certain conditions including either satisfying minimum OMIDRIA net revenues or minimum average market capitalization on or before each of June 30, 2017 and December 31, 2017, respectively. The CRG Loan Agreement accrues interest at 12.25% (4.0% of which can be deferred at our option by adding such amount to the aggregate principal loan amount) and is interest-only for a minimum of four years (through December 31, 2020) and, subject to the achievement of certain milestones, potentially for the full six-year term. The CRG Loan Agreement requires us to maintain $5.0 million in cash and cash equivalents at all times.
We used $75.7 million of the initial borrowing to repay all of the amounts owed by us under the then-outstanding Oxford/EWB Loan Agreement. After deducting the loan initiation costs and related fees, and considering the reduction of the restricted cash requirement associated with the previously outstanding Oxford/EWB Loan Agreement, we gained access to approximately $8.0 million in net additional cash available for operations upon funding.
While we have improved our cash position, improved our access to future debt financing upon achievement of the specific milestones and reduced our near-term debt service funding requirements by entering into the CRG Loan Agreement, we expect to continue to incur losses until such time as OMIDRIA product sales, corporate partnerships and/or licensing revenues from products or programs are adequate to support our ongoing operating expenses and debt service, including maintenance of any restricted cash and investments, if required. We are unable to predict if or when this may occur, and until it does occur, we will need to continue to raise additional funds through public or private equity securities sales, including under our At Market Issuance Sales Agreement (the ATM Agreement) with JonesTrading Institutional Services LLC (JonesTrading) (see Note 9 for further detail), through the incurrence of additional debt, through corporate partnerships, through asset sales or through the pursuit of collaborations and licensing arrangements related to certain of our products or programs. These conditions raise a substantial doubt about our ability to continue as a going concern. If we are unable to become cash-flow positive or to raise additional capital as and when needed, or upon acceptable terms, such failure would have a significant negative impact on our financial condition.
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
In August 2016, FASB issued ASU 2016-15 related to the Cash Flow Statement. This guidance clarifies how certain cash receipts and cash payments are classified on the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted. We are currently evaluating the impact that this standard may have on our financial statements once it is adopted and the timing of adoption.

Note 2—Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common share equivalents outstanding for the period, determined using the treasury-stock method.
The basic and diluted net loss per share amounts for the three and nine months ended September 30, 2016 and 2015 were computed based on the shares of common stock outstanding during the respective periods. Potentially dilutive securities excluded from the diluted loss per share calculation are as follows:

	September 30,
	2016	2015
Outstanding options to purchase common stock	9,336,681	8,356,816
Warrants and pre-funded warrants to purchase common stock	100,602	1,149,249
Total	9,437,283	9,506,065

Note 3—Cash, Cash Equivalents and Investments
As of September 30, 2016 and December 31, 2015, all investments are classified as short-term and available-for-sale on the accompanying Condensed Consolidated Balance Sheets. We did not own any securities with unrealized loss positions as of September 30, 2016 or December 31, 2015. Investment income, which is included as a component of other income (expense), consists of interest earned.

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
Our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	September 30, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money-market funds classified as non-current restricted cash and investments	$10,835	$—	$—	$10,835
Money-market funds classified as short-term investments	37,144	—	—	37,144
Total	$47,979	$—	$—	$47,979

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money-market funds classified as non-current restricted cash and investments	$10,679	$—	$—	$10,679
Money-market funds classified as short-term investments	26,898	—	—	26,898
Total	$37,577	$—	$—	$37,577
Cash held in demand deposit accounts of $10.3 million and $1.4 million is excluded from our fair-value hierarchy disclosure as of September 30, 2016 and December 31, 2015, respectively. There were no unrealized gains and losses associated with our short-term investments as of September 30, 2016 or December 31, 2015. The carrying amounts reported in the accompanying Condensed Consolidated Balance Sheets for receivables, accounts payable and other current monetary assets and liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments.

Note 5—Inventory

The components of inventory are as follows:

	September 30, 2016	December 31, 2015
	(In thousands)
Raw materials	$101	$93
Work-in-process	1,241	158
Finished goods	54	221
Total inventory	$1,396	$472

Work-in-process consists of manufactured vials of OMIDRIA which have not been packaged into finished goods.

Note 6—Accrued Liabilities
Accrued liabilities consisted of the following:

	September 30, 2016	December 31, 2015
	(In thousands)
Employee compensation	$3,413	$2,590
Consulting and professional fees	2,362	2,400
Contract research and development	2,360	2,973
Clinical trials	1,933	1,108
Other accruals	1,814	681
Total accrued liabilities	$11,882	$9,752

Note 7—Notes Payable

As of September 30, 2016 and pursuant to our Oxford/EWB Loan Agreement, the outstanding principal balance was $70.0 million, our loan maturity fee was $5.0 million, and the remaining unamortized discount and debt issuance costs associated with the debt were $4.7 million and $400,000, respectively. There was no event of default under the Oxford/EWB Loan Agreement as of September 30, 2016.

Subsequent Event: On October 26, 2016, we entered into the CRG Loan Agreement, which is interest-only through December 31, 2020 and, subject to the achievement of certain milestones, potentially through the maturity date of September 30, 2022. We initially borrowed $80.0 million and may borrow an additional $45.0 million in two tranches of $25.0 million and $20.0 million, respectively, contingent upon achievement of certain conditions including either satisfying minimum OMIDRIA net revenues or minimum average market capitalization on or before June 30, 2017 and December 31, 2017, respectively.
We used $75.7 million of the initial loan proceeds to repay all of the amounts owed by us under our existing Oxford/EWB Loan Agreement with Oxford and EWB. After deducting the loan initiation costs and related fees, we received $3.0 million in net proceeds.
Interest on the amounts borrowed under the CRG Loan Agreement accrues at an annual fixed rate of 12.25%, 4.0% of which can be deferred at our option through December 2020 by adding such amount to the aggregate principal loan amount. We are required to pay the Lenders a final payment fee equal to 5.0% of the aggregate principal amount borrowed and to maintain a minimum cash and cash equivalents balance of $5.0 million. We also granted the Lenders a lien on substantially all of our assets, including intellectual property. The CRG Loan Agreement contains covenants that limit or restrict our ability to enter into certain transactions, and it also includes provisions related to events of default, the occurrence of a material adverse effect and changes of control. The occurrence of an event of default could result in the acceleration of the CRG Loan Agreement and, under certain circumstances, could increase our interest rate by 4.0% per annum during the period of default.
As of September 30, 2016, based on the repayment terms under the CRG Loan Agreement entered into on October 26, 2016, we have classified all amounts payable under the Oxford/EWB Loan Agreement as non-current liabilities on the Condensed Consolidated Balance Sheets.

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
Contracts
We have various agreements with third parties that collectively require payment of termination fees totaling $912,000 as of September 30, 2016 if we cancel the work within specific time frames, either prior to commencing or during performance of the contracted services. This is in addition to fees associated with the Oxford/EWB Loan Agreement and the CRG Loan Agreement as described within Note 7 and within the Contractual Obligations and Commitments and Financial Condition - Liquidity and Capital Resources sections of Management’s Discussion and Analysis.
Litigation
As described within Note 9 of the “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 15, 2016, we filed a patent infringement lawsuit against Par Pharmaceutical, Inc. and its subsidiary, Par Sterile Products, LLC (collectively, Par) following our receipt of a Paragraph IV Notice Letter from Par stating that it had filed an Abbreviated New Drug Application (ANDA) seeking approval from the FDA to market a generic version of OMIDRIA before the expiration of three Orange Book-listed patents covering OMIDRIA. In each of April 2016 and August 2016, we amended the lawsuit to assert an additional OMIDRIA patent, both additional patents having been granted by the U.S. Patent and Trademark Office after Par sent its original Paragraph IV Notice Letter. Par has stipulated to infringement of the currently asserted patents, and the court has entered a partial judgment that Par’s filing of its ANDA constitutes an act of infringement of the claims of each of the currently asserted patents. Par maintains defenses and counterclaims alleging that the claims of the patents are invalid. The filing of our suit against Par triggered a stay of the FDA’s final approval of Par’s ANDA, which is expected to remain in effect until January 2018. We continue to believe that the assertions in Par’s Paragraph IV Notice Letter and its defenses and counterclaims asserted in the litigation that the asserted patent claims are allegedly invalid do not have merit, and we intend to defend our patents vigorously in the litigation against Par.

Note 9—Shareholders’ Equity
Common Stock
At Market Issuance Sales Agreement - In January 2016, we entered into the ATM Agreement with JonesTrading pursuant to which we may direct JonesTrading to sell shares of our common stock directly on The Nasdaq Global Market, through a market maker other than on an exchange or in negotiated transactions. Any sales made under the ATM Agreement are based solely on our instructions and JonesTrading will receive a 1.7% commission from the gross proceeds. The ATM Agreement may be terminated by either party at any time upon 10 days' notice to the other party or by JonesTrading at any time in certain circumstances including the occurrence of a material adverse effect to Omeros. During the nine months ended September 30, 2016, we sold 64,565 shares of our common stock at an average price of $11.41 per share under the ATM Agreement and received net proceeds of $724,000. We currently may sell shares of our common stock having an aggregate offering price of up to $50.0 million under the ATM Agreement.
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
In August 2016, we sold 3.5 million shares of our common stock at a public offering price of $11.50 per share. After deducting underwriter discounts and offering expenses, we received net proceeds from the offering of $37.3 million.
For the nine months ended September 30, 2016, we received proceeds of $2.2 million upon the exercise of stock options and pre-funded warrants which resulted in the issuance of 1,326,773 shares of common stock.
Warrants
In connection with an amendment of the Oxford/EWB Loan Agreement on May 18, 2016, we issued warrants to purchase an aggregate of 100,602 shares of our common stock to Oxford and EWB (the Warrants). We evaluated the terms of the Warrants and determined that the Warrants should be recorded as permanent equity. The aggregate fair value of the Warrants on the issue date was $758,000, which we recorded as a discount to our notes payable. We are amortizing the Warrants over the remaining term of the Oxford/EWB Loan Agreement using the effective interest method. The Warrants are exercisable through May 18, 2023 at an exercise price per share of $9.94 per share.

Note 10—Stock-Based Compensation
Stock-based compensation expense includes amortization of stock options granted to employees and non-employees and has been reported in our Condensed Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Research and development	$1,156	$1,231	$4,530	$3,784
Selling, general and administrative	1,379	1,145	5,036	3,489
Total	$2,535	$2,376	$9,566	$7,273

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

The fair value of each option grant to employees and directors is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were applied to employee and director stock option grants during the periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Estimated weighted-average fair value	$7.42	$8.09	$6.94	$12.08
Weighted-average assumptions
Expected volatility	73%	74%	74%	70%
Expected term, in years	6.0	6.0	5.7	5.9
Risk-free interest rate	1.25%	1.68%	1.35%	1.63%
Expected dividend yield	—%	—%	—%	—%

Stock option activity for all stock plans and related information is as follows:

	Options Outstanding	Weighted- Average Exercise Price per Share	Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Balance at December 31, 2015	8,310,235	$7.97
Granted	1,694,155	10.85
Exercised	(577,523)	3.82
Forfeited	(90,186)	13.99
Balance at September 30, 2016	9,336,681	$8.69	6.26	$26,721
Vested and expected to vest at September 30, 2016	9,094,553	$8.61	6.20	$26,599
Exercisable at September 30, 2016	6,930,249	$7.69	5.41	$25,521
At September 30, 2016, excluding non-employee stock options, the total estimated compensation expense to be recognized in connection with our unvested options is $14.3 million, and 1,906,732 shares were available to grant.

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
Our marketed drug product OMIDRIA® (phenylephrine and ketorolac injection) 1%/0.3% was broadly launched in the U.S. in April 2015 for use during cataract surgery or intraocular lens, or IOL, replacement. OMIDRIA is part of our proprietary PharmacoSurgery® platform, which is designed to improve clinical outcomes of patients undergoing ophthalmological, arthroscopic, urological and other surgical procedures. Our proprietary PharmacoSurgery platform is based on low-dose combinations of FDA-approved therapeutic agents delivered directly to the surgical site throughout the duration of the procedure to inhibit preemptively inflammation and other problems caused by surgical trauma and to provide clinical benefits both during and after surgery.
In our pipeline we have clinical-stage development programs focused on: complement-associated thrombotic microangiopathies; complement-mediated glomerulonephropathies; Huntington’s disease and cognitive impairment; and addictive and compulsive disorders. In addition, we have a diverse group of preclinical programs and two additional platforms: one capable of unlocking new G protein-coupled receptor, or GPCR, drug targets and the other used to generate antibodies. For OMIDRIA and each of our product candidates and our programs, other than OMS103, we have retained control of all commercial rights.
Products, Product Candidates, Development Programs and Platforms
OMIDRIA. OMIDRIA is approved in the U.S. by the FDA for use during cataract surgery or IOL replacement to maintain pupil size by preventing intraoperative miosis (pupil constriction) and to reduce postoperative ocular pain, and is approved in all European Union, or EU, member states plus Iceland, Lichtenstein and Norway for use during cataract surgery and other IOL replacement procedures to maintain mydriasis (pupil dilation), to prevent miosis (pupil constriction) and to reduce postoperative eye pain. We broadly launched OMIDRIA in the U.S. in April 2015 primarily through wholesalers which, in turn, sell to ambulatory surgery centers, or ASCs, and hospitals. The Centers for Medicare and Medicaid Services, or CMS, has granted transitional pass-through reimbursement status for OMIDRIA, which we expect to run until January 1, 2018. Pass-through status allows for separate payment (i.e., outside the bundled payment for the related procedure) under Medicare Part B for new drugs and other medical technologies that meet well-established criteria specified by federal regulations governing Medicare spending. In the event that pass-through reimbursement status is not extended or separate reimbursement is not obtained for OMIDRIA on or before January 1, 2018, the per unit price we receive for OMIDRIA may be adversely affected.
We have an exclusive supply and distribution agreement with ITROM Trading Drug Store, or ITROM, for the sale of OMIDRIA in the Kingdom of Saudi Arabia, the United Arab Emirates and certain other countries in the Middle East. Within the licensed territory, ITROM is responsible for obtaining marketing authorizations for OMIDRIA, on our behalf, and for promoting, marketing, selling and distributing product supplied by us. We expect ITROM will begin selling OMIDRIA later this year on a limited basis, assuming local submission of appropriate regulatory applications.
We have completed enrollment in an FDA-required post-marketing OMIDRIA pediatric clinical trial, which, if completed in compliance with FDA clinical trial regulations and pre-specified study design and timelines, will result in eligibility for an additional six months of marketing exclusivity for OMIDRIA. The trial enrolled patients 0-3 years of age undergoing cataract surgery. Consistent with FDA’s request, over 70 patients were enrolled and treated. OMIDRIA is not yet approved for use in patients less than 18 years of age, and the trial is expected to provide clinical information on the use of OMIDRIA in the pediatric population.
OMS103. OMS103, part of our PharmacoSurgery platform, was developed for use during all arthroscopic procedures, including knee and shoulder arthroscopy, and completed Phase 3 trials in patients undergoing arthroscopic anterior cruciate ligament reconstruction and arthroscopic partial meniscectomy. In June 2015, we entered into an exclusive licensing agreement, or the OMS103 Agreement, with Fagron Compounding Services, LLC, d/b/a Fagron Sterile Services, and JCB Laboratories, LLC, or collectively Fagron, an FDA-registered human drug outsourcing facility, under which Fagron is obligated to produce under Good Manufacturing Practices, or GMP, and to commercialize OMS103 in the U.S. Fagron has not performed its performance diligence obligations under the OMS103 Agreement, including initiating sales, and we continue to evaluate our options regarding the OMS103 Agreement and our OMS103 program.

Product Candidates. We have the following clinical-stage programs in our pipeline:

•
MASP-2 - OMS721. OMS721 is our lead human monoclonal antibody targeting mannan-binding lectin-associated serine protease-2, or MASP-2, the effector enzyme of the lectin pathway of the complement system. One group of such diseases is thrombotic microangiopathies, or TMAs, including atypical hemolytic uremic syndrome, or aHUS, thrombotic thrombocytopenic purpura, or TTP, and hematopoietic stem-cell transplant, or HSCT, -related TMA. Following a meeting with the FDA, we initiated a Phase 3 clinical program with one single-arm (i.e., no control arm), open-label trial evaluating OMS721 in patients with newly diagnosed or ongoing aHUS, and enrollment in this trial is planned to open later this year. In July 2016, we announced that we received advice from the European Medicines Agency, or EMA, allowing us to use data from this single Phase 3 trial to support a marketing authorization application in the EU.

We are also currently conducting two OMS721 Phase 2 clinical programs: one in patients with thrombotic microangiopathies, or TMAs (i.e., HSCT-TMA and TTP); and a second Phase 2 clinical program in patients with complement-associated renal disorders, including immunoglobulin A, or IgA, nephropathy (also known as Berger’s disease), membranous nephropathy, lupus nephritis and C3 glomerulopathy, in which patient dosing is underway. In October 2016, we announced positive interim data from a Phase 2 clinical trial of OMS721 for the treatment of kidney disorders, including IgA nephropathy and membranous nephropathy, and announced positive results in patients with HSCT-TMA from a Phase 2 clinical trial of OMS721 in TMAs. In our OMS721 program, we have received from the FDA orphan drug designation for the prevention (inhibition) of complement-mediated TMAs and fast track designation for the treatment of patients with aHUS. We have requested from the FDA fast track designation and orphan drug designation for OMS721 in IgA. We plan to pursue breakthrough therapy designation for OMS721 in IgA nephropathy and HSCT-TMA and accelerated approval for OMS721 in both of those indications as well as in aHUS.

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

•
PPARγ - OMS405. In our peroxisome proliferator-activated receptor gamma, or PPARγ, program, Phase 2 clinical trials have been conducted by our collaborators to evaluate a PPARγ agonist, alone or in combination with other agents, for treatment of addiction to opioids and to nicotine. In November 2016, we announced positive data from one of these trials evaluating a PPARγ agonist in heroin users. In October 2016, we also reported positive results (i.e., decreased craving and protection of brain white matter) from a Phase 2 clinical trial evaluating the effects of a PPARγ agonist in patients with cocaine use disorder.

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

•
Plasmin - OMS616. In our Plasmin program, we are studying novel antifibrinolytic agents for the control of blood loss during surgery or resulting from trauma as well as for other hyperfibrinolytic states (e.g., liver disease).

•
MASP-3 - OMS906. In our mannan-binding lectin-associated serine protease-3, or MASP-3 program, we are developing MASP-3 inhibitors for the treatment of disorders related to the alternative pathway of the complement system. In August 2016, we announced positive results from our OMS906 program in a well-established animal model of arthritis as well as in a well-established animal model associated with paroxysmal nocturnal hemoglobinuria. We are finalizing selection of our lead and back-up molecules and are initiating the process for scale-up in our OMS906 program in preparation for clinical trials.

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

Financial Summary
We recognized net losses of $14.0 million and $19.9 million for the three months ended September 30, 2016 and 2015, respectively, and $47.1 million and $55.3 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, our accumulated deficit was $450.3 million, total shareholders’ deficit was $22.8 million and we had $47.4 million in cash, cash equivalents and short-term investments available for general corporate use. In addition, we had restricted cash and investments of $10.8 million that we were required to maintain in depository and investment accounts as of September 30, 2016 pursuant to (a) our Loan and Security Agreement, or the Oxford/EWB Loan Agreement, with Oxford Finance LLC, or Oxford, and East West Bank, or EWB, which required us to maintain a balance of cash and cash equivalents of $10.0 million, and (b) our lease related to the Omeros Building, and (c) our fleet vehicles used by our OMIDRIA sales force. In October 2016, we entered into a Term Loan Agreement, or the CRG Loan Agreement, with CRG Servicing LLC, or CRG, as administrative agent and collateral agent, the lenders named therein, or the Lenders, and nura, inc. as subsidiary guarantor. The CRG Loan Agreement requires us to maintain a minimum balance of cash and cash equivalents of $5.0 million at all times. In connection with the initial $80.0 million borrowing under the CRG Loan Agreement, we terminated the Oxford/EWB Loan Agreement and used approximately $75.7 million of the loan proceeds to repay all of our outstanding obligations thereunder.

Results of Operations
Revenue
Our revenue consists of U.S. product sales of OMIDRIA and revenue recognized in connection with third-party grant funding.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Product sales, net	$11,289	$3,244	$28,539	$6,607
Small Business Innovative Research Grants (SBIR)	—	15	173	227
Total revenue	$11,289	$3,259	$28,712	$6,834
During the quarter ended September 30, 2016, OMIDRIA reported revenue increased $1.3 million, or 13%, from the prior quarter. The increase in OMIDRIA sales during the three and nine months ended September 30, 2016 compared to the same periods in 2015 was due to continued acceptance of and increased demand for OMIDRIA in the ophthalmic surgery community.
We expect OMIDRIA reported revenue will continue to expand as OMIDRIA gains additional market acceptance and existing customers continue to broaden their use of OMIDRIA.
Gross-to-Net Deductions
We record OMIDRIA product sales net of estimated chargebacks, rebates, distribution fees and product returns. These deductions are generally referred to as gross-to-net deductions. A summary of our gross-to-net related accruals for the nine months ended September 30, 2016 is as follows:

	Chargebacks and Rebates	Distribution Fees and Product Return Allowances	Total
	(In thousands)
Balance as of December 31, 2015	$180	$277	$457
Provision related to current period sales	1,941	975	2,916
Payments made/credits granted	(1,568)	(675)	(2,243)
Balance as of September 30, 2016	$553	$577	$1,130
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
We have seen future chargeback and rebate deductions as a percentage of gross OMIDRIA product sales increase compared to previous quarters, and we expect this trend to continue. This increase is based on our 340B prime vendor agreement, the increased use of OMIDRIAssure, increased volume of purchases eligible for government-mandated discounts such as 340B and other programs that we may implement.
Distribution Fees and Product Return Allowances. We pay our wholesalers a distribution fee for services they perform for us based on the dollar value of their purchases of OMIDRIA. We record a provision for these charges as a reduction to revenue at the time of sale to the wholesaler and make payments to our wholesalers based on contractual terms.
We allow for the return of product up to 12 months past its expiration date or for product that is damaged or not used by our customers. We record a provision for returns upon sale of OMIDRIA to our wholesaler. When a return or claim is received, we issue a credit memo to the wholesaler against its outstanding receivable to us or reimburse the customer.
We expect distribution fees and product return allowances to correlate generally with changes in product sales.
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

The following table illustrates our expenses associated with these activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Direct external expenses:
Clinical research and development:
OMS721	$4,920	$5,576	$13,967	$9,971
OMIDRIA (OMS302)	446	647	3,271	2,374
OMS824	62	266	389	1,317
Other clinical programs	321	11	1,215	29
Total clinical research and development	5,749	6,500	18,842	13,691
Preclinical research and development	685	281	1,383	1,110
Total direct external expenses	6,434	6,781	20,225	14,801

Internal, overhead and other expenses	4,902	5,252	13,402	14,897
Stock-based compensation expense	1,156	1,231	4,530	3,784
Total research and development expenses	$12,492	$13,264	$38,157	$33,482
The decrease in total clinical research and development expenses during the three months ended September 30, 2016 compared to the same period in 2015 is due primarily to lower clinical manufacturing and clinical trial costs for our OMS721 program, decreased clinical trial costs associated with the completion of enrollment in a post-marketing OMIDRIA pediatric trial and lower clinical trial and nonclinical costs in our OMS824 program. This decrease was partially offset by increases in preclinical research and development and other clinical programs.
The increase in total clinical research and development expenses during the nine months ended September 30, 2016 compared to the same period in 2015 is due primarily to increased costs for our OMS721 program in connection with clinical manufacturing, clinical trial costs and increased costs in OMS302 related to pediatric clinical trials. Incremental activities in our other clinical programs also contributed to the increase. This increase was partially offset by lower clinical research and development costs related to our OMS824 program due to reduced clinical trial and nonclinical costs.
In addition, stock-based compensation expenses increased during the nine months ended September 30, 2016 compared to the same period in 2015 primarily related to annual company-wide option grants approved in February 2016 with April 1, 2015 vesting commencement dates.
We anticipate that total research and development costs will increase during the remainder of this year due to planned clinical manufacturing and clinical study activities relating primarily to OMS721 and costs related to transferring OMS302 manufacturing to a new location
At this time, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates due to the inherently unpredictable nature of our preclinical and clinical development activities and given the early stage of many of our preclinical development programs. Clinical development timelines, the probability of success and development costs can differ materially as new data become available and as expectations change. While we are focused currently on advancing our product development programs, our future research and development expenses will depend, in part, on the preclinical or clinical success of each product candidate as well as ongoing assessments of each program’s commercial potential. Our future research and development expenses will also be affected by the availability of adequate financial resources and the commercial success of OMIDRIA. In addition, we cannot forecast with any degree of certainty which product candidates, if any, may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.
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

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Selling, general and administrative expenses, excluding stock-based compensation expense	$9,078	$7,903	$26,906	$22,437
Stock-based compensation expense	1,379	1,145	5,036	3,489
Total selling, general and administrative expenses	$10,457	$9,048	$31,942	$25,926
The increase in selling, general and administrative expenses during the three months ended September 30, 2016 compared to the same period in 2015 was primarily due to increased legal costs associated with the Par lawsuit, partially offset by a decrease in marketing costs. The increase during the nine months ended September 30, 2016 compared to the same period in 2015 was primarily due to increased legal costs associated with the Par lawsuit and increased commercial and administrative costs.
The increase in stock-based compensation expense during the nine months ended September 30, 2016 compared to the same period in the prior year was due to annual company-wide option grants approved in February 2016 with April 1, 2015 vesting commencement dates.
We anticipate selling, general and administrative costs will increase during the remainder of this year due to legal costs in connection with enforcing our patents and pursuing our patent infringement claims related to Par’s effort to obtain FDA approval for a generic version of OMIDRIA, incremental sales and marketing programs and employee costs including stock-based compensation expense.
Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Interest expense	$2,135	$871	$5,367	$2,765

The increase in interest expense during the three months ended September 30, 2016 compared to the same period in the prior year was due to incremental borrowings in December 2015 and May 2016. The increase in interest expense during the nine months ended September 30, 2016 compared to the same period in the prior year was due to the same incremental borrowings.

In connection with the termination of the Oxford/EWB Loan Agreement, we estimate we will incur a loss on extinguishment of debt of approximately $5.6 million in the fourth quarter of 2016 and, due primarily to the increased note payable balance outstanding on the note, our interest expense in the fourth quarter will be approximately $2.5 million. For additional information regarding the termination of the Oxford/EWB Loan Agreement, please refer to Note 7 to the notes to the condensed consolidated financial statements.
Other Income (Expense), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Other income (expense), net	$211	$251	$673	$693
Other income (expense), net principally includes sublease rental income and interest earned. The decrease during the three months ended September 30, 2016 compared to the same period in the prior year was primarily due to a sublease that expired in February 2016.

Financial Condition - Liquidity and Capital Resources
As of September 30, 2016, we had $47.4 million in cash, cash equivalents and short-term investments available for general corporate use that are held principally in interest-bearing instruments, including money-market accounts. In addition, we had restricted cash and investments of $10.8 million that were maintained in depository and investment accounts as of September 30, 2016 pursuant to (a) our Oxford/EWB Loan Agreement, which required us to maintain a minimum cash and cash equivalents balance of $10.0 million, and (b) our lease related to the Omeros Building, and (c) our fleet vehicles used by our OMIDRIA sales force. Cash in excess of our immediate requirements is invested in accordance with our established guidelines that are intended to preserve principal and maintain liquidity.
On October 26, 2016, we entered into the CRG Loan Agreement. We initially borrowed $80.0 million in November 2016 and may borrow an additional $45.0 million in two tranches of $25.0 million and $20.0 million contingent on achievement of certain conditions including either satisfying minimum OMIDRIA net revenues or minimum average market capitalization on or before June 30, 2017 and December 31, 2017, respectively. As security for its obligations under the CRG Loan Agreement, we granted to CRG, as collateral agent for the Lenders, a lien on substantially all of our assets including intellectual property.
The CRG Loan Agreement accrues interest at an annual rate of 12.25% (4.0% of which can be deferred at our option during the interest-only period by adding such amount to the aggregate principal amount, referred to as PIK Loans) and is interest only for a minimum of four years and, subject to the achievement of certain milestones, potentially through the maturity date. We currently expect to defer interest in the form of PIK Loans at least through the end of this year. If an OMIDRIA revenue milestone is satisfied during the 12-month period ending on December 31, 2019, the interest rate may be reduced to 11.50%, 3.5% of which may be paid in the form of PIK Loans. In addition, if either the OMIDRIA revenue milestone is satisfied during such period or a market capitalization milestone is achieved during the fourth quarter of 2020, the loan would convert to interest-only until the September 30, 2022 maturity, at which time all unpaid principal and accrued unpaid interest is due and payable. The CRG Loan Agreement requires us to maintain cash and cash equivalents of $5.0 million during the term of the agreement.
We may prepay all or a portion of the outstanding principal and accrued unpaid interest under the CRG Loan Agreement at any time upon prior notice to the Lenders subject to a prepayment fee during the first three years of the term and no prepayment fee thereafter. In certain circumstances, including a change of control and certain asset sales or licensing transactions, we are required to prepay all or a portion of the loan, including the applicable prepayment premium of on the amount of the outstanding principal to be prepaid. We are also required to pay the Lenders a final payment equal to 5.0% of the aggregate principal amount borrowed on repayment of the CRG Loan Agreement indebtedness in full.
The CRG Loan Agreement also requires us to achieve either (a) certain minimum net revenue amounts from OMIDRIA through the end of 2021, which are $35.0 million, $55.0 million and $65.0 million for the 2016, 2017 and 2018 calendar years, respectively, or (b) a minimum market capitalization threshold equal to the product of 6.4 multiplied by the aggregate principal amount of loans outstanding under the CRG Loan Agreement determined as of the fifth business day following announcement of earnings results for the applicable year. If we are unable to satisfy the minimum annual revenue requirement and the market capitalization threshold for any given year, we may avoid a related default by repaying the shortfall between actual revenues and the minimum revenue requirement for such year using proceeds generated by an equity or subordinated debt issuance.
We used $75.7 million of the initial loan proceeds to repay all of the amounts owed under the Oxford/EWB Loan Agreement in November 2016. After deducting the loan initiation costs and related fees, and considering the reduction of the restricted cash requirement associated with the previously outstanding Oxford/EWB Loan Agreement, we gained access to approximately $8.0 million in net additional cash available for operations upon funding.
Future Funding Requirements
To meet our projected funding requirements for the next 12 months, we expect to use cash on hand, future OMIDRIA revenues and additional funds we intend to raise through corporate partnerships, through the incurrence of additional debt including the CRG Loan Agreement, through asset sales, through the pursuit of collaborations and licensing arrangements related to certain of our products or programs or through public or private equity securities sales, including our At Market Issuance Sales Agreement, or the ATM Agreement, with JonesTrading Institutional Services LLC, or JonesTrading. These conditions raise a substantial doubt about our ability to continue as a going concern. If we are unable to raise additional capital when needed through one or more of the avenues previously listed, or upon acceptable terms, such failure would have a significant negative impact on our financial condition. Should it be necessary to manage our operating expenses, we would reduce our projected cash requirements through reduction of our expenses by delaying clinical trials, reducing selected research and development efforts, or implementing other restructuring activities.
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
Cash Flow Data

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Selected cash flow data
Cash provided by (used in):
Operating activities	$(40,641)	$(48,609)
Investing activities	(10,324)	(28,053)
Financing activities	59,897	76,909
Operating Activities. Net cash used in operating activities was $40.6 million for the nine months ended September 30, 2016. The cash used in operating activities was affected by our net loss of $47.1 million, a $3.9 million increase in accounts receivable and a $0.9 million increase in inventory, partially offset by non-cash stock-based compensation expense of $9.6 million and non-cash interest expense of $1.2 million. The increase in accounts receivable is directly related to increased OMIDRIA sales and the inventory increase relates to an accumulation of OMIDRIA inventory to ensure adequate commercial supply of OMIDRIA until such time as additional inventory is expected to become available from our new manufacturer beginning in 2017. The increase in stock-based compensation expense primarily relates to annual company-wide stock option grants approved in February 2016 with April 1, 2015 vesting commencement dates.

Net cash used in operating activities was $48.6 million for the nine months ended September 30, 2015. The cash used in operating activities was affected by a net loss of $55.3 million and a $2.1 million increase in accounts receivable, partially offset by stock-based compensation expense of $7.3 million. The increase in accounts receivable was related to increased sales of OMIDRIA.
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
Net cash used by investing activities in the nine months ended September 30, 2016 was $10.3 million, a decrease of $17.7 million from 2015. The nine months ended September 30, 2016 was affected by the purchase of short-term investments of $58.1 million partially offset by $47.9 million in maturities of short-term investments compared to the same period in the prior year which we purchased short-term investments of $79.4 million and had $51.6 million of short-term investments mature which provided cash for operating activities.
Financing Activities. Net cash provided by financing activities in the nine months ended September 30, 2016 was $59.9 million, a decrease of $17.0 million compared to the same period in 2015. Net cash provided by financing activities for the nine months ended September 30, 2016 was from $38.0 million of net proceeds from the public offering issuance in August of 3.5 million shares of our common stock at an offering price of $11.50 per share and from the issuance of 64,565 shares of our common stock at an average stock price of $11.41 per share under the ATM Agreement. Additionally, net cash provided from financing activities resulted from the borrowings of the additional $20.0 million under the Oxford/EWB Loan Agreement, and $2.2 million from the exercise of options and pre-funded warrants. This compares to the same period in 2015 in which cash provided by financing activities was primarily due to $79.1 million of net proceeds received from the sale of 3.4 million shares of common stock and pre-funded warrants to purchase 749,250 shares of common stock in our public offering in February 2015 and $2.6 million from proceeds from the exercise of stock options and warrants. The nine months ended September 30, 2015 also included $4.7 million of payments on outstanding notes payable.

Contractual Obligations and Commitments
Our future minimum contractual commitments and obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2015 that was filed with the SEC on March 15, 2016. Other than the following, our future minimum contractual obligations and commitments have not changed materially from the amounts previously reported.
Notes Payable
As of September 30, 2016 and pursuant to the then-existing Oxford/EWB Loan Agreement, the outstanding principal balance was $70.0 million, the loan maturity fee was $5.0 million, and the prepayment fee was $700,000. There was no event of default under the Oxford/EWB Loan Agreement as of September 30, 2016.
On October 26, 2016, we entered into the CRG Loan Agreement and, upon the initial borrowing, retired the Oxford/EWB Loan Agreement. We granted the Lenders a lien on substantially all of our assets, including intellectual property. See Note 7 in our Notes to Condensed Consolidated Financial Statements for a description of our obligations under the CRG Loan Agreement.
Goods & Services
We have entered into an agreement with Hospira Worldwide, Inc., or Hospira, for the ongoing commercial supply of OMIDRIA and we are currently completing the manufacturing process transfer, process validation and approval of Hospira as a manufacturing site for OMIDRIA. We anticipate that Hospira will be able to provide OMIDRIA commercial product to us beginning in 2017. We have no firm purchase commitments outstanding related to commercial lots under this agreement as of September 30, 2016.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk is primarily confined to our investment securities and notes payable. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in high-credit-quality securities. As of September 30, 2016, we had cash, cash equivalents and short-term investments of $47.4 million. In accordance with our investment policy, we invest funds in highly liquid, investment-grade securities. These securities in our investment portfolio are not leveraged and are classified as available-for-sale. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates and, with our current portfolio of short term investments, we are not exposed to potential loss due to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2016. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In July 2015, we received a Notice Letter from Par Pharmaceutical, Inc. and its subsidiary, Par Sterile Products, LLC, or collectively, Par, that Par filed an Abbreviated New Drug Application, or ANDA, containing a Paragraph IV Certification under the Hatch-Waxman Act and seeking approval from the FDA to market a generic version of OMIDRIA prior to the expiration of three Omeros patents, U.S. Patent Nos. 8,173,707, 8,586,633 and 9,066,856, which relate to OMIDRIA and that are listed in the FDA’s Orange Book for OMIDRIA. These patents were granted following review by the U.S. Patent and Trademark Office, or USPTO, are presumed to be valid under governing law, and can only be invalidated in federal court with clear and convincing evidence. Following receipt of the Paragraph IV Notice Letter we filed a patent infringement lawsuit against Par in the U.S. District Court for the District of New Jersey on September 2, 2015 and a patent infringement lawsuit against Par in the U.S. District Court for the District of Delaware on September 3, 2015. The lawsuits were filed under the Hatch-Waxman Act alleging Par’s infringement of U.S. Patent Nos. 8,173,707, 8,586,633 and 9,066,856. Based on our decision to pursue the action in federal court in Delaware, we voluntarily dismissed the complaint filed in the U.S. District Court for the District of New Jersey. The complaint that we filed in the U.S. District Court for the District of Delaware has been served on Par and Par has filed an answer asserting defenses and counterclaims for declaratory judgment of patent invalidity and non-infringement. In April 2016 and August 2016, we amended the complaint to also assert infringement of U.S. Patent Nos. 9,278,101 and 9,399,040, respectively, which issued in March 2016 and July 2016, respectively, and were listed in the Orange Book after Par’s Paragraph IV Notice Letter. Par has filed answers to our amended complaints asserting defenses and counterclaims for declaratory judgment of patent invalidity and non-infringement. Par has stipulated to infringement of each of the currently asserted patents and the court entered a partial judgment that the filing of Par’s ANDA constitutes an act of infringement of each of the currently asserted patents, subject to Par’s continued invalidity defenses and any challenge to enforceability. We have reviewed the invalidity assertions in Par’s Paragraph IV Notice Letter and defenses and counterclaims and believe they do not have merit, and we intend to defend our patents vigorously in the litigation against Par. Under the Hatch-Waxman Act, we were permitted to file suit within 45 days from receipt of Par’s Notice Letter and thereby trigger a 30-month stay of the FDA’s final approval of Par’s ANDA while the lawsuit against Par is pending. Our lawsuit against Par triggered such a stay, which is expected to remain in effect until late January 2018.

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
OMIDRIA is our only product that has been approved by the FDA for commercial sale in the U.S. For the three months ended September 30, 2016, we recorded net sales of OMIDRIA of $11.3 million. We have not generated revenue from sales of OMIDRIA to date that are sufficient to fund fully our operations and cannot provide assurance that we will generate sufficient revenue from OMIDRIA in the future to fund fully our operations. We will need to generate substantially more product revenue from OMIDRIA to achieve and sustain profitability. Our ability to generate significant revenue from OMIDRIA product sales depends on our ability to achieve increased market acceptance of, and to otherwise market and sell effectively, OMIDRIA, which may not occur for a number of reasons, including:

•	a lack of acceptance by physicians, patients, government and private payers and other members of the healthcare community;

•	our limited experience in marketing, selling and distributing OMIDRIA or any other product;

•	our limited experience managing third-party commercial manufacturing of OMIDRIA or any other product as well as our limited experience managing and maintaining a commercial sales organization;

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
Our operations have consumed substantial amounts of cash since our incorporation and, as of September 30, 2016, we had an accumulated deficit of approximately $450.3 million. We expect to continue to spend substantial amounts to:

•	continue OMIDRIA sales and marketing;

•	continue research and development in our programs;

•	make principal and interest payments under the CRG Loan Agreement;

•	initiate and conduct clinical trials for our programs and product candidates; and

•	commercialize and launch product candidates for which we may receive regulatory approval.
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
Our future revenues and profitability will depend heavily on the pricing, availability and duration of adequate reimbursement for the use of products that we or our third-party business partners commercialize, including OMIDRIA, from government, private and other third-party payers, both in the U.S. and in other countries. OMIDRIA or any other product that we bring to market may not be considered cost-effective and/or the amount reimbursed for any product may be insufficient to allow us to sell the product profitably. Obtaining reimbursement for any product from each government or third-party payer can be a time-consuming and costly process that may require the build-out of a sufficient staff or the engagement of third parties and could require us to provide additional supporting scientific, clinical and cost-effectiveness data for the use of our approved products to each payer. We can provide no assurances at this time regarding the cost-effectiveness of OMIDRIA, OMS103 or any of our product candidates. Further, we can provide no assurance that the amounts, if any, reimbursed to surgical facilities for utilization of any of our surgery-related products, including OMIDRIA, any of our product candidates or OMS103, or to surgeons for the administration and delivery of these products or product candidates will be considered adequate to justify the use of these products or product candidates. In addition, obtaining acceptable coverage and reimbursement from one payer does not guarantee that we will obtain similar acceptable coverage or reimbursement from another payer.
There may be significant delays in obtaining reimbursement for newly approved products, and we may not be able to provide data sufficient to be granted reimbursement. Even when a payer determines that a product is eligible for reimbursement, coverage may be limited to the uses of a product that are either approved by the FDA (or, in other countries, the relevant country’s regulatory agency) and/or appear in a recognized drug compendium, and other conditions may apply. Moreover, eligibility for coverage does not mean that any product will be reimbursed at a rate that allows us to make a profit in all cases or at a rate that covers our costs, including research, development, manufacturing, sales and distribution. Increasingly, government and private third-party payers that reimburse for healthcare services and products are requiring that companies provide them with predetermined discounts from list prices and challenging the prices charged for medical products, which could adversely impact the pricing of our products. Pricing may also be adversely affected by changes in the terms, scope and/or complexity of government pricing requirements. Even if we achieve reimbursement for a product, the initial rate or method at which the product will be reimbursed could become unfavorable to us at the time reimbursement is initiated or in the future or may be of a limited duration. After the expiration of pass-through reimbursement status for OMIDRIA effective January 1, 2018, we may not be able to maintain or obtain adequate reimbursement for OMIDRIA. In the event that pass-through reimbursement status is not extended or separate reimbursement obtained for OMIDRIA after that date, we expect that OMIDRIA will be included as part of the packaged payment and as a result the per unit price we receive for OMIDRIA would be reduced.
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
We are also required to comply with extensive governmental regulatory requirements after a product has received marketing authorization. Governing regulatory authorities may require post-marketing studies that may negatively impact the commercial viability of a product. Once on the market, a product may become associated with previously undetected adverse effects and/or may develop manufacturing difficulties. We are required to comply with other post-marketing requirements including GMPs, advertising and promotion restrictions, reporting and recordkeeping obligations and other requirements. As a result of any of these or other problems, a product’s regulatory approval could be withdrawn, which could harm our business and operating results. In addition, we must establish and maintain an effective healthcare compliance program in order to comply with U.S. and other laws applicable to marketed drug products and, in particular, laws (such as the Anti-Kickback Statute, the False Claims Act and the Sunshine Act) applicable when drug products are purchased or reimbursed by a federal healthcare program. U.S. laws such as the Foreign Corrupt Practices Act prohibit the offering or payment of bribes or inducements to foreign public officials, including potentially physicians or other medical professionals who are employees of public health care entities. In addition, many countries have their own laws similar to the healthcare compliance laws that exist in the U.S. Implementing an effective compliance program requires the expenditure of significant time and resources. If we are found to be in violation of any of these laws, we may be subject to significant penalties, including but not limited to civil or criminal penalties, damages and fines as well as exclusion from government healthcare programs.
Failure to obtain regulatory approval in foreign jurisdictions would prevent us from marketing our products internationally.
We intend to have OMIDRIA and our product candidates, if approved, marketed outside the U.S. In order to market our products in non-U.S. jurisdictions, we or our partners must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The regulatory approval procedure varies among countries and can involve additional testing and data review. The requirements governing marketing authorization, the conduct of clinical trials, pricing and reimbursement vary from country to country. Approval by the FDA or the EMA does not ensure approval by regulatory agencies in other jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory agencies in other foreign countries or by the FDA. The time required to obtain regulatory approval outside the U.S. and EU may differ from that required to obtain FDA or EMA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval discussed in these “Risk Factors” and we may not obtain foreign regulatory approvals on a timely basis, or at all.
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
In addition, any product candidate from our MASP-2, MASP-3 or Plasmin programs could be a biologic drug product, and we do not have the internal capability to produce biologics for use in clinical trials or on a commercial scale. There are only a limited number of manufacturers of biologic drug products and we cannot be certain that we can enter into supply agreements with a sufficient number of them on commercially reasonable terms, if at all. Any significant delays in the manufacture of clinical or commercial supplies could materially harm our business, financial condition, results of operations and prospects.
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
We and our third-party manufacturers must obtain from third-party suppliers the active pharmaceutical ingredients, excipients, and/or other raw materials plus primary and secondary packaging materials necessary for our contract manufacturers to produce OMIDRIA and our product candidates for our clinical trials and, to the extent approved or commercialized, for commercial distribution. Although we have entered or intend to enter into agreements with third-party suppliers that will guarantee the availability and timely delivery of active pharmaceutical ingredients, excipients and materials for OMIDRIA and our product candidates, we have not yet entered into agreements for the supply of all such ingredients, excipients or materials, and we may be unable to secure all such supply agreements or guarantees on commercially reasonable terms, if at all. Even if we were able to secure such agreements or guarantees, our suppliers may be unable or choose not to provide us the ingredients, excipients or materials in a timely manner or in the quantities required. If we or our third-party manufacturers are unable to obtain the quantities of these ingredients, excipients or materials that are necessary for the manufacture of commercial supplies of OMIDRIA, our ability to generate revenue from the sale of OMIDRIA would be materially and adversely affected. Further, if we or our third-party manufacturers are unable to obtain active pharmaceutical ingredients, excipients and materials as necessary for our clinical trials or for the manufacture of commercial supplies of our product candidates, if approved, potential regulatory approval or commercialization would be delayed, which would materially and adversely affect our ability to generate revenue from the sale of our product candidates.
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

•
the need to repeat or conduct additional clinical trials as a result of inconclusive or negative results, failure to replicate positive early clinical data in subsequent clinical trials, failure to deliver an efficacious dose of a product candidate, poorly executed testing, a failure of a clinical site to adhere to the clinical protocol, an unacceptable study design or other problems;

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

In addition, a clinical trial or development program may be suspended or terminated by us, the FDA or other regulatory authorities, or Institutional Review Boards or Ethics Committees due to a number of factors, including:

•	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

•	inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

•	the failure to remove a clinical hold in a timely manner (which we cannot predict with certainty), if at all;

•	unforeseen safety issues or any determination that a trial presents unacceptable health risks;

•	inability to deliver an efficacious dose of a product candidate; or

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
We have limited resources and must focus on the product candidates and clinical and preclinical development programs that we believe are the most promising. As a result, we may forego or delay the pursuit of opportunities with other product candidates or other indications that later prove to have greater commercial potential and may not be able to progress development programs as rapidly as otherwise possible. Further, if we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product through collaboration, license or other royalty arrangements in cases in which it would have been advantageous for us to retain sole development and commercialization rights.
Our preclinical programs may not produce product candidates that are suitable for clinical trials, our product candidates may not successfully complete clinical development and/or our product candidates may not be suitable for successful commercialization or generation of revenue through partnerships.
We must complete successfully preclinical testing, which may include demonstrating efficacy and the lack of toxicity in established animal models, before commencing clinical trials for any product candidate. Many pharmaceutical and biological product candidates do not successfully complete preclinical testing. There can be no assurance that positive results from preclinical studies will be predictive of results obtained from subsequent preclinical studies or clinical trials. Even if preclinical testing is successfully completed, we cannot be certain that any product candidates that do advance into clinical trials will successfully demonstrate safety and efficacy in clinical trials. Even if we achieve positive results in early clinical trials, they may not be predictive of the results in later trials.
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

It may not be feasible to detect and undertake patent enforcement action to stop infringing activity by a number of individual entities, each on a small scale, such as compounding pharmacies. Further, our industry has produced a large number of patents and it is not always clear which patents cover various types of products or methods of use. A third party may claim that we or our contract manufacturers are using inventions covered by the third party’s patent rights and may go to court to stop us from engaging in the alleged infringing activity, including making, using or selling our products and product candidates. These lawsuits are costly and could affect our results of operations and divert the attention of managerial and technical personnel. There is a risk that a court would decide that we, or our contract manufacturers, are infringing the third party’s patents and would order us or our contractors to stop the activities covered by the patents. In addition, if we or our contract manufacturers are found to have violated a third party’s patent, we or our contract manufacturers could be ordered to pay damages to the other party. We have agreed to or may agree to indemnify our contract manufacturers against certain patent infringement claims and thus may be responsible for any of their costs associated with such claims and actions. If we were sued for patent infringement, we would need to demonstrate that our products and product candidates or methods of use either do not infringe the patent claims of the relevant patent or that the patent claims are invalid, and we might be unable to do this. Proving invalidity, in particular, is difficult since it requires clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents.
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
We may not achieve commercial success if our competitors, many of whom have significantly more resources and experience than we, market products that are safer, more effective, less expensive or faster to reach the market than OMIDRIA or any future products that we may develop and commercialize. Our competitors also may market a product that proves to be unsafe or ineffective, which may affect the market for our competing product, or future product, regardless of the safety or efficacy of our product. The failure of OMIDRIA or any other future product that we may market to compete effectively with products marketed by our competitors would impair our ability to generate revenue, which would have a material adverse effect on our future business, our financial condition and our results of operations.
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
We have borrowed $80.0 million under the CRG Loan Agreement and pledged substantially all of our assets, including intellectual property, as collateral. The CRG Loan Agreement restricts our ability to, among other things, incur indebtedness, grant liens, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, pay cash dividends or make distributions, repurchase stock, license certain of our intellectual property on an exclusive basis and engage in significant business transactions such as a change of control. Any of these restrictions could significantly limit our operating and financial flexibility and ability to respond to changes in our business or competitive activities. In the event we do not achieve either of the minimum revenue amount or the minimum market capitalization threshold for a year, we can satisfy the requirement by raising additional funds through an equity or subordinated debt issuance and using the proceeds to pay down the loan balance by an amount equal to the difference between the minimum revenue amount for such year and the actual revenue amount for such year. We recorded net sales of OMIDRIA of $28.5 million for the nine months ended September 30, 2016, and we cannot provide assurance that we will generate sufficient revenue from OMIDRIA in the future to satisfy fully the net revenue covenants in 2017 and subsequent years during the term of the CRG Loan Agreement. We are also required to maintain $5.0 million in cash and cash equivalents during the term of the CRG Loan Agreement.
The failure to satisfy these or other obligations under the CRG Loan Agreement would constitute an event of default. An event of default under the CRG Loan Agreement also includes the occurrence of any material adverse effect upon our business, condition (financial or otherwise), operations, performance or property taken as a whole. If there is an event of default under the CRG Loan Agreement, the lenders may have the right to accelerate all of our repayment obligations under the CRG Loan Agreement and to take control of our pledged assets, which include substantially all of our assets including our intellectual property. Upon the acceleration of the loan, we will be required to repay the loan immediately or to attempt to reverse the declaration through negotiation or litigation. Further, if we are liquidated, the lenders’ right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. Any declaration of an event of default could significantly harm our business and prospects and could cause our stock price to decline. If we raise any additional debt financing, the terms of such debt could further restrict our operating and financial flexibility.
Under the CRG Loan Agreement, we may borrow up to an additional $45.0 million if we are able to satisfy certain milestones relating to OMIDRIA revenues or an average market capitalization. If we are unable to satisfy the these milestones, we would not be able to borrow additional amounts under the CRG Loan Agreement, which may adversely affect our liquidity and require us to seek alternative sources of capital.
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
During the 12-month period ended September 30, 2016, our stock traded as high as $16.80 per share and as low as $8.90 per share. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to numerous factors, many of which are beyond our control. In addition, the stock market has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of publicly traded companies. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. These fluctuations may be even more pronounced in the trading market for our stock. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
If we issue additional shares of our common stock or other securities that may be convertible into, or exercisable or exchangeable for, our common stock, our existing shareholders would experience further dilution.
To the extent that we raise additional funds in the future by issuing equity securities, including pursuant to our ATM Agreement with JonesTrading, our shareholders would experience dilution, which may be significant and could cause the market price of our common stock to decline significantly. In addition, approximately 9.4 million shares of common stock as of September 30, 2016 subject to outstanding options and warrants may become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements. Further, as of September 30, 2016 we also had approximately 1.9 million shares of common stock reserved for future issuance under our employee benefit plans that are not subject to outstanding options. If the holders of these outstanding options or warrants elect to exercise some or all of them, or if the shares subject to our employee benefit plans are issued and become eligible for sale in the public market, our shareholders would experience dilution and the market price of our common stock could decline.
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

Our business requires significant funding. We currently plan to invest all available funds and future earnings, if any, in the development and growth of our business. Additionally, under the CRG Loan Agreement, we have agreed not to pay any cash dividends. Therefore, we currently do not anticipate paying any cash dividends on our common stock in the foreseeable future. As a result, a rise in the market price of our common stock, which is uncertain and unpredictable, will be the sole source of potential gain for shareholders in the foreseeable future, and an investment in our common stock for dividend income should not be relied upon.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1††
Second Amendment to Pharmaceutical Manufacturing and Supply Agreement between Patheon Manufacturing Services (successor-in-interest to DSM Pharmaceuticals, Inc.) and Omeros Corporation dated August 24, 2016

10.2	Term Loan Agreement among Omeros Corporation, nura, inc., CRG Servicing LLC, as administrative agent, and certain lenders, dated October 26, 2016
10.3(1)	Form of Security Agreement among Omeros Corporation, nura, inc. and CRG Servicing LLC
12.1	Ratio of Earnings to Fixed Charges
31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

††	Portions of this exhibit are redacted in accordance with a request for confidential treatment.

(1)	Incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on October 27, 2016 (File No. 001-34475).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEROS CORPORATION

Dated: November 9, 2016	/s/ Gregory A. Demopulos
Gregory A. Demopulos, M.D.
President, Chief Executive Officer and Chairman of the Board of Directors

Dated: November 9, 2016	/s/ Michael A. Jacobsen
Michael A. Jacobsen
Vice President, Finance, Chief Accounting Officer and Treasurer