Form 10-K
period 2016-12-31
OMEROS CORP
filed 2017-03-16
CIK 1285819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-K
 ________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $386,370,281.
As of March 7, 2017, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 43,822,133.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s proxy statement with respect to the 2017 Annual Meeting of Shareholders to be held June 16, 2017, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2016, are incorporated by reference into Part III of this Form 10-K.

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

•
our expectations regarding our product sales and our estimate regarding how long our existing cash, cash equivalents, short-term investments and revenues will be sufficient to fund our anticipated operating expenses, capital expenditures and interest and principal payments on our outstanding notes under our Term Loan Agreement, or the CRG Loan Agreement, with CRG Servicing LLC, or CRG, and the lenders identified therein;

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

•
our ability to enter into acceptable arrangements with potential corporate partners, including with respect to OMIDRIA, and our ability to effect any such arrangement with respect to OMIDRIA in the European Union, or EU, prior to July 28, 2018;

•	our expectations about the commercial competition that OMIDRIA and our product candidates, if commercialized, face or may face;

•	our expectation that the OMIDRIAssure® Reimbursement Services Program will increase patient access to OMIDRIA;

•
our ability to obtain separate or similar reimbursement for OMIDRIA beyond January 1, 2018, our expectations that OMIDRIA would be part of the packaged payment in the event that we do not obtain separate or similar reimbursement for OMIDRIA, and our expectations regarding the per unit price we will receive for OMIDRIA in the future;

•
the extent of protection that our patents provide and that our pending patent applications will provide, if patents issue from such applications, for our technologies, programs, products and product candidates;

•	when or to what extent the dosing limitations in our OMS824 program may be removed, if at all;

•
in our OMS721 program, whether enrollment in a Phase 3 clinical trial in patients with atypical hemolytic uremic syndrome, or aHUS, will proceed as expected or whether accelerated approval, fast track designation, breakthrough therapy designation and/or orphan drug designation may be granted by the U.S. Food and Drug Administration, or FDA, for indications for which we are pursuing such approval or designation;

•
the expected course and costs of existing claims, legal proceedings and administrative actions, our involvement in potential claims, legal proceedings and administrative actions, and the potential outcomes and effects of both existing and potential claims, legal proceedings and administrative actions, as well as regulatory determinations, on our business, prospects, financial condition and results of operations, including but not limited to our patent infringement lawsuit against Par Pharmaceutical, Inc. and its subsidiary, Par Sterile Products, LLC;

•
our expectations regarding our OMS103 exclusive license agreement including, without limitation, manufacturing and commercialization of OMS103 and the commencement and subsequent continuation of product sales on which we could receive royalty revenue;

•	our expectations regarding the effect of changes in accounting guidance or standards on our operating results; and

•	our expected financial position, performance, revenues, growth, costs and expenses, magnitude of net losses and the availability of resources.

Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks, uncertainties and other factors described in Item IA of Part I of this Annual Report on Form 10-K under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our other filings with the Securities and Exchange Commission, or SEC. Given these risks, uncertainties and other factors, actual results or anticipated developments may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on our company, business or operations. Accordingly, you should not place undue reliance on these forward-looking statements, which represent our estimates and assumptions only as of the date of the filing of this Annual Report on Form 10-K. You should read this Annual Report on Form 10-K completely and with the understanding that our actual results in subsequent periods may materially differ from current expectations. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we assume no obligation to update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

OMEROS CORPORATION
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2016

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
Our marketed drug product OMIDRIA® was launched in the U.S. in the second quarter of 2015 for use during cataract surgery or intraocular lens, or IOL, replacement. OMIDRIA is part of our proprietary PharmacoSurgery® platform, which is designed to improve clinical outcomes of patients undergoing ophthalmological, arthroscopic, urological and other surgical procedures. Our PharmacoSurgery platform is based on low-dose combinations of FDA-approved therapeutic agents delivered directly to the surgical site throughout the duration of the procedure to inhibit preemptively inflammation and other problems caused by surgical trauma and to provide clinical benefits both during and after surgery.
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
Commercial Product -- OMIDRIA® (phenylephrine and ketorolac injection) 1%/0.3%
Overview. OMIDRIA is approved by the FDA for use during cataract surgery or IOL replacement to maintain pupil size by preventing intraoperative miosis (pupil constriction) and to reduce postoperative ocular pain, and is approved in all EU member states plus Iceland, Lichtenstein and Norway (together, the European Economic Area, or EEA) for use during cataract surgery and other IOL replacement procedures to maintain mydriasis (pupil dilation), to prevent miosis (pupil constriction), and to reduce postoperative eye pain. OMIDRIA is a proprietary drug product containing two active pharmaceutical ingredients, or APIs: ketorolac, an anti-inflammatory agent, and phenylephrine, a mydriatic, or pupil dilating, agent. Cataract and other lens replacement surgery involve replacement of the original lens of the eye with an artificial intraocular lens. These procedures are typically performed to replace a lens opacified by a cataract or to correct a refractive error. OMIDRIA is added to standard irrigation solution used during cataract and lens replacement surgery and is delivered intracamerally, or within the anterior chamber of the eye, to the site of the surgical trauma throughout the procedure. Preventing pupil constriction is essential for these procedures and, if miosis occurs, the risk of damaging structures within the eye and other complications increases as does the operating time required to perform the procedure.
United States. We launched OMIDRIA in the U.S. in the second quarter of 2015 primarily through wholesalers which, in turn, sell to ambulatory surgery centers, or ASCs, and hospitals. The Centers for Medicare and Medicaid Services, or CMS, has granted transitional pass-through reimbursement status for OMIDRIA, which we expect to run until January 1, 2018. Pass-through status allows for separate payment (i.e., outside the bundled payment) under Medicare Part B for new drugs and other medical technologies that meet well-established criteria specified by federal regulations governing Medicare spending. We are working through legislative and/or administrative means to continue to obtain separate or similar reimbursement for OMIDRIA on and after January 1, 2018; however, in the event that does not occur, we expect that OMIDRIA will be included as part of the packaged procedural payment and, as a result, the per unit price we receive for OMIDRIA would likely be reduced.
We have implemented various purchase volume discount programs for OMIDRIA. In addition, we have entered into agreements to enable discounts for OMIDRIA on qualifying purchases of OMIDRIA by certain U.S. government purchasers and other eligible entities (e.g., 340B-eligible hospitals and clinics). In addition, in 2015 we launched the OMIDRIAssure® Reimbursement Services Program, or OMIDRIAssure. The OMIDRIAssure program services include the:

•	OMIDRIAssure Information Hotline for physicians and facilities seeking personalized help and information on OMIDRIA coverage and reimbursement for patients;

•	“Equal Access” Patient Assistance Program providing assistance to financially eligible uninsured or government-insured patients; and

•	“We Pay the Difference” Commercially Insured Patient Reimbursement Program providing assistance to patients with insufficient commercial insurance.
The OMIDRIAssure coverage and reimbursement support services for surgeons and facilities help remove uncertainties about coding, billing and coverage of OMIDRIA. The “Equal Access” Patient Assistance and the “We Pay the Difference” Commercially Insured Patient Reimbursement Programs help address financial barriers restricting patient access to the drug. Under the “Equal Access” program, financially eligible uninsured and government-insured patients receive OMIDRIA free of charge for use during surgery. For commercially insured patients, through our “We Pay the Difference” program we pay the facility, on behalf of the patient, the difference between the facility’s acquisition cost for OMIDRIA, after accounting for any applicable volume discounts, and the amount covered by the patient's insurance.
European Union and other International Territories. In 2015, we received approval from the European Commission, or EC, to market OMIDRIA in the EEA for use during cataract surgery and other IOL replacement procedures to maintain mydriasis (pupil dilation), to prevent miosis (pupil constriction), and to reduce postoperative eye pain. For the EU OMIDRIA marketing authorization to remain valid, product must be placed on the market (i.e., released into the distribution chain) in at least one EEA country by July 28, 2018. Decisions about price and reimbursement for OMIDRIA are made on a country-by-country basis and may be required before marketing may occur in a particular country. We do not expect to see sales of OMIDRIA in the EU and other international territories if we do not obtain such pricing and/or reimbursement decisions or if we are unable to enter into partnerships for the marketing and distribution of OMIDRIA. Timing of any such partnerships depends on numerous factors, including completion of mutual diligence exercises and domestic sales of OMIDRIA.
We have an exclusive supply and distribution agreement, or the ITROM Agreement, with ITROM Trading Drug Store, or ITROM, for the sale of OMIDRIA in the Kingdom of Saudi Arabia, the United Arab Emirates and certain other countries in the Middle East. Within the licensed territory, ITROM is responsible for obtaining marketing authorizations for OMIDRIA on our behalf and for promoting, marketing, selling and distributing product supplied by us. ITROM began selling OMIDRIA in December 2016 on a limited basis in the Kingdom of Saudi Arabia. We expect that our revenue from ITROM’s sales will increase in 2017, pending approval of local regulatory applications.
Pediatric Studies. We have completed an FDA-required post-marketing OMIDRIA pediatric clinical trial. The clinical trial was conducted to fulfill both the post-marketing requirement as well as a Written Request from the FDA to conduct a pediatric study. Patients in this trial received either OMIDRIA or phenylephrine added to the irrigation solution used during the surgical procedure. In the trial, OMIDRIA was well tolerated with adverse event rates consistent with those seen in pediatric cataract surgery and similar in the OMIDRIA and phenylephrine groups. Successful completion of the trial, including submission of a supplemental New Drug Application, or sNDA, that includes the full clinical study report and proposed labeling, plus confirmation by the FDA that the submission fulfills the FDA’s Written Request, results in eligibility for an additional six months of regulatory exclusivity for OMIDRIA and label expansion to include information on dosing for pediatric patients. We expect to submit an sNDA this year, with results of the pediatric study included in proposed label language. Although conducted in patients newborn to three years old, the FDA agreed that results from this trial can be extrapolated to patients through 18 years of age, and a label expansion, if any, would be expected to be applicable to that full age range.
Abbreviated New Drug Application. In July 2015, we received a Notice Letter from Par Pharmaceutical, Inc. and its subsidiary, Par Sterile Products, LLC, or collectively, Par, that Par had filed with the FDA an Abbreviated New Drug Application, or ANDA, containing a Paragraph IV Certification under the Hatch-Waxman Act seeking approval to market a generic version of OMIDRIA prior to the expiration of three patents listed in the Orange Book for OMIDRIA, or the Orange Book Patents. These patents were granted following review by the U.S. Patent and Trademark Office, or USPTO, are presumed to be valid under governing law, and can only be invalidated in federal court with clear and convincing evidence. We have reviewed the assertions in Par’s Paragraph IV Notice Letter and believe that they do not have merit. We intend to enforce vigorously our intellectual property rights relating to OMIDRIA, including the three patents referenced in Par’s Paragraph IV Notice Letter, as well as three additional patents that issued after Par’s Notice Letter. Following receipt of the Paragraph IV Notice Letter, in September 2015 we filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware against Par. For more information regarding this ANDA, see “Governmental Regulation-Abbreviated New Drug Application,” and for more information regarding our patent infringement lawsuit against Par, see Part I, Item 3, “Legal Proceedings.”

Our Product Candidates and Development Programs
Our product candidates consist of the following:

Product Candidate/ Program (1)	Targeted Procedure/Disease	Development Status	Next Expected Milestone	Worldwide Rights
Clinical Programs
MASP-2 (OMS721) - Lectin Pathway Disorders	Atypical Hemolytic Uremic Syndrome (aHUS)	Phase 3	Continue Phase 3 Enrollment	Omeros (In-licensed)
MASP-2 (OMS721) - Lectin Pathway Disorders	Hematopoietic Stem-Cell Transplant-Associated Thrombotic Microangiopathies (HSCT-TMA)	Phase 2	Initiate Registration Program	Omeros (In-licensed)
MASP-2 (OMS721) - Lectin Pathway Disorders	IgA Nephropathy (IgAN) and Other Renal Diseases	Phase 2	Initiate Registration Program for IgAN	Omeros (In-licensed)
PDE10 (OMS824) - CNS Disorders	Huntington’s Disease	Phase 2 (2)	Meet with FDA to Discuss Plans for Continued Development	Omeros
PDE10 (OMS824) - CNS Disorders	Schizophrenia	Phase 2 (2)	Meet with FDA to Discuss Plans for Continued Development	Omeros
PPARγ (OMS405) - Addiction	Opioid and Nicotine Addiction	Phase 2	Determine Commercialization Path	Omeros
OMS201 - Urology	Ureteroscopy	Phase 1/2	Determine Commercialization Path	Omeros

(1)	OMS103, part of our PharmacoSurgery platform, was developed for use during all arthroscopic procedures, including knee and shoulder arthroscopy. See “PharmacoSurgery Platform-OMS103-Arthroscopy.”

(2)
Clinical trials evaluating OMS824 in schizophrenia were previously suspended at the request of the FDA and, given that we have not yet submitted a Phase 2 clinical trial protocol to FDA for review, remain suspended. For additional information, see “Other Clinical Programs-PDE10 Programs-OMS824 for Huntington’s Disease and Schizophrenia.”

Our pipeline of preclinical programs, as well as our platforms, consist of the following:

Product Candidate/Program	Targeted Procedure/Disease	Development Status	Next Expected Milestone	Worldwide Rights
Preclinical Programs
PDE7 (OMS527)	Addictions and Compulsive Disorders; Movement Disorders	Preclinical	Submit IND or CTA	Omeros (Compounds In-licensed)
MASP-3 (OMS906) - Alternative Pathway Disorders	Paroxysmal nocturnal hemoglobinuria (PNH) and Other Alternative Pathway Disorders	Preclinical	Complete Manufacturing Scale-up of a Clinical Candidate for IND-Enabling Toxicology Studies	Omeros
MASP-2 (OMS721) - Small Molecule Inhibitors	aHUS, IgAN, HSCT-TMA and Age-Related Macular Degeneration (AMD)	Preclinical	Conduct Medicinal Chemistry	Omeros (In-licensed)
GPCR Platform, including GPR174 and other Class A Orphan GPCRS	CNS, Metabolic, CV, Oncologic, Musculoskeletal & Other Disorders	Preclinical	Continue Drug Discovery and Selected Medicinal Chemistry for Class A Orphan and Class B GPCRs	Omeros
Plasmin (OMS616)	Surgical and Traumatic Bleeding	Preclinical	Complete Process-Development and IND-Enabling Toxicology Studies and GMP Manufacturing	Omeros (In-licensed)
Antibody Platform	Metabolic, CV, Oncologic, Musculoskeletal & Other Disorders	Preclinical	Continue Developing Antibodies Targeting Lectin, Alternative and Classical Pathways of Complement System and Expanding Antibody Library	Omeros (In-licensed)
MASP Clinical and Preclinical Programs
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
OMS721 is being developed for diseases in which the lectin pathway is believed to contribute to significant tissue injury and pathology. One group of such diseases is thrombotic microangiopathies, or TMAs, including aHUS and HSCT-TMA. These diseases are typically characterized by significant kidney or central nervous system injury when not treated. We have a Phase 3 clinical program in patients with aHUS and enrollment has opened in the Phase 3 clinical trial. The Phase 3 clinical program in patients with aHUS consists of one clinical trial - a single-arm (i.e., no control arm), open-label trial in patients with newly diagnosed or ongoing aHUS. We expect that the clinical package for the Biologics License Application, or BLA, will be similar to that which formed the basis of approval for Soliris® (eculizumab). We also received agreement from the FDA on our ongoing and planned manufacturing for both the Phase 3 program and commercialization of OMS721 as well as on our nonclinical safety and toxicology plan, most of which has already been successfully completed with no significant adverse findings. We also have an ongoing Phase 2 clinical trial in patients with TMAs, including aHUS, HSCT-TMA and thrombotic thrombocytopenia, or TTP. Given the Phase 3 clinical trial in aHUS and positive data in the HSCT-TMA population, the Phase 2 clinical trial protocol in TMAs is being amended to evaluate the effect of OMS721 for the treatment only of HSCT-TMA. We plan to meet with the FDA and other global regulatory agencies in 2017 to advance the HSCT-TMA program into Phase 3.
In addition to our Phase 2 clinical program in patients with TMAs, we are conducting a Phase 2 clinical trial in patients with IgAN and other complement-associated renal diseases, specifically membranous nephropathy, lupus nephritis, and complement component (C3) glomerulopathy. The ongoing Phase 2 clinical trial is evaluating OMS721 in an open-label cohort covering these four different types of complement-associated kidney diseases as well as in a blinded, placebo-controlled cohort covering patients with IgAN. All patients in the open-label cohort of the trial must have high levels of urinary protein (a marker used by nephrologists to assess disease activity) despite ongoing treatment with a stable corticosteroid dose. These inclusion criteria are intended to ensure that study patients are unlikely to improve spontaneously. In the blinded, controlled cohort evaluating patients with IgAN, patients must have high levels of urinary protein but are not treated with corticosteroids. Patients in the open-label cohort are treated with OMS721 for a total of 12 weeks: four weeks maintaining their entry corticosteroid dose; four weeks of corticosteroid tapering, if tolerated; and four weeks of resultant corticosteroid dose maintenance. Patients are then followed post-treatment for six weeks. Patients in the blinded, controlled cohort are treated with OMS721 or placebo for a total of 12 weeks, then followed post-treatment for six weeks. Based on data to date and discussions with the FDA, we are preparing to initiate a registration program in IgAN.
In addition to TMAs and renal disease, many other disorders have evidence of lectin pathway injury, and we plan to evaluate OMS721 in one or more of them. See “Other Studies” below.
In our OMS721 program, the FDA has granted our drug candidate orphan drug designation for the prevention (inhibition) of complement-mediated TMAs and fast track designation for the treatment of patients with aHUS. We have requested that the FDA grant orphan drug designation for OMS721 in IgAN and have been pursuing fast track designation for OMS721 in this indication. Following discussion with the FDA, we plan to pursue breakthrough therapy designation for OMS721 in IgAN and in HSCT-TMA. We also intend to pursue accelerated approval for OMS721 in both of these indications as well as in aHUS. In addition, we plan to submit for the EMA’s Priority Medicines, or PRIME, program in IgAN and in HSCT-TMA.
Clinical Trial Results Announced in 2016. In October 2016, we announced positive data from the Phase 2 clinical trial of OMS721 for the treatment of complement-associated renal disorders. At the time these data were announced, two patients with IgAN, two patients with membranous nephropathy and two patients with lupus nephritis had completed the trial; no patients with C3 glomerulopathy, an extremely rare disorder, had yet been enrolled. The key efficacy measures in this trial are urine albumin-to-creatinine ratios, or uACRs, throughout the trial and change in 24-hour urine protein levels from baseline to the end of treatment. Data reported from the two IgAN patients then enrolled in the trial demonstrated a clinically meaningful and statistically significant decrease in uACRs and in 24-hour urine protein from baseline to endpoint. Subsequent data in IgAN patients have been shared with the FDA and, following discussions with the FDA, we plan to pursue breakthrough designation and accelerated approval for this indication. Consistent with earlier clinical trials with OMS721, no significant drug-related safety concerns were observed.
In October 2016, we announced positive results in patients with HSCT-TMA from our Phase 2 open-label clinical trial of OMS721 in TMAs. The HSCT-TMA patients for whom data were reported are adults who had received stem-cell transplantation for hematological malignancies. At the time these data were announced, three HSCT-TMA patients, all of whom had failed immunosuppressive modification, had completed a full course of treatment with OMS721 for up to eight weeks, and two other patients had discontinued OMS721 early in their treatment courses, one of whom later relapsed and treatment for the other was changed to palliative care only. Across all three patients who had completed treatment, mean TMA markers improved over time. Creatinine remained normal or improved, nearly normalizing, in two patients; one did not show improvement in creatinine but was receiving concomitant nephrotoxic drugs. On extended follow up, as reported in October 2016, two patients remained stable and one had experienced graft failure, which the investigator considered unrelated to OMS721 treatment. No significant drug-related safety concerns were observed. Updated data from this patient population, showing consistent benefits to those previously reported, was reported at the combined annual meetings of the Center for International Blood & Marrow Transplant Research and the American Society for Blood and Marrow Transplantation in February 2017.
We have received requests from investigators and other physicians for expanded access to OMS721. Expanded access, sometimes called “compassionate use,” is the use outside of a clinical trial of an investigational medical product and is permitted by the FDA and other regulatory agencies under certain circumstances. OMS721 has been provided to several patients through this program.

Other Studies. We have generated positive preclinical data in in vivo models of AMD, myocardial infarction, diabetic neuropathy, stroke, ischemia-reperfusion injury, and other diseases and disorders.
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
MASP-3 Program - OMS906 - Alternative Pathway Disorders
Overview. As part of our MASP program, we have identified mannan-binding lectin-associated serine protease-3, or MASP-3, which has been shown to be the key activator of the complement system’s alternative pathway, or APC, and we believe that we are the first to make this and related discoveries associated with the APC. The complement system is part of the immune system’s innate response, and the APC is considered the amplification loop within the complement system. MASP-3 is responsible for the conversion of pro-factor D to factor D, and converted factor D is necessary for the activation of the APC. Based on our alternative pathway-related discoveries, we have expanded our intellectual property position to protect our inventions stemming from these discoveries beyond MASP-2-associated inhibition of the lectin pathway to include inhibition of the alternative pathway. In addition to our MASP-2 inhibitors of the lectin pathway, we are developing inhibitors of the alternative pathway as well as bispecific inhibitors of both the alternative and lectin pathways. For each of these targets, our efforts are directed to both antibody and small-molecule development.
We are currently developing MASP-3 inhibitors for the treatment of disorders related to the APC. We believe that MASP-3 inhibitors may have the potential to treat patients suffering from a wide range of diseases and conditions, including paroxysmal nocturnal hemoglobinuria, or PNH, asthma, traumatic brain injury, AMD, disseminated intravascular coagulation, arthritis, dense deposit disease, aspiration pneumonia, neuromyelitis optica, pauci-immune necrotizing crescentic glomerulonephritis, endophthalmitis and Behcet’s disease. Currently, we are finalizing selection of our lead and back-up molecules and preparing to initiate scale-up for clinical trials, and are evaluating PNH as the first clinical indication for OMS906.
Preclinical results. In August 2016, we reported positive data from OMS906 in a well-established animal model associated with PNH in which OMS906 significantly improved the survival of red blood cells when compared to control-treated animals and to animals treated with a complement component 5 (C5) inhibitor. Also in August 2016 we reported positive data from OMS906 in a well-established animal model associated with arthritis mediated by the APC.
In November 2016, we announced pharmacokinetic and pharmacodynamic data from the evaluation of OMS906 in non-human primates. Single-dose administration of OMS906 to cynomolgus monkeys resulted in sustained ablation of systemic APC activity for approximately 16 days. The extent of APC ablation was comparable to that achieved by complete inhibition of factor D in vitro, indicating that OMS906 fully blocked the conversion of pro-factor D to factor D. No safety concerns were identified.
Licensing Arrangements. We jointly own and hold worldwide exclusive license rights related to therapeutic applications for inhibiting MASP-3 from the University of Leicester. For a more detailed description of these licenses, see “License and Development Agreements.”
Other Clinical Programs
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
Clinical Trials. OMS824 is in a Phase 2 clinical program for the treatment of Huntington’s disease and a Phase 2 clinical program evaluating OMS824 for the treatment of schizophrenia. We are also evaluating other neurological indications for OMS824. Clinical trials in our Huntington’s program are currently subject to dosing limitations. Plans for continuation of the OMS824 program will be based on internal work ongoing and on discussions with FDA. Clinical trials evaluating OMS824 in schizophrenia are suspended currently at the request of the FDA. Given that there was no active schizophrenia trial at the time of program suspension, the FDA will address the OMS824 schizophrenia program when we have a related trial protocol ready for initiation.
Funding Agreement with The Stanley Medical Research Institute. Our preclinical development of OMS824 was supported by funds from The Stanley Medical Research Institute, or SMRI, a non-profit corporation that supports research on the causes and treatment of schizophrenia and bipolar disorder. For a more detailed description of our agreement with SMRI, see “License and Development Agreements.”
PPARγ Program - OMS405
Overview. In our peroxisome proliferator-activated receptor gamma, or PPARγ, program, we are developing proprietary compositions that include PPARγ agonists for the treatment and prevention of addiction to substances of abuse, which may include opioids, nicotine and alcohol. We believe that Omeros is the first to demonstrate a link between PPARγ and addiction disorders. Data from clinical studies and from animal models of addiction suggest that PPARγ agonists could be efficacious in the treatment of a wide range of addictions.
Clinical trials. Our collaborators at The New York State Psychiatric Institute have completed two Phase 2 clinical trials related to our PPARγ program. These studies evaluated a PPARγ agonist, alone or in combination with other agents, for treatment of addiction to opioids and to nicotine. The National Institute on Drug Abuse provided substantially all of the funding for these clinical trials and solely oversaw the conduct of these trials. We have the right or expect to be able to reference the data obtained from these studies for subsequent submissions to the FDA and continue to retain all other rights in connection with the PPARγ program. In November 2016, we announced positive data from one of these trials evaluating a PPARγ agonist in heroin users. In October 2016, we also reported positive results (i.e., decreased craving and protection of brain white matter) from a Phase 2 clinical trial conducted by an independent investigator evaluating the effects of a PPARγ agonist in patients with cocaine use disorder.
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
We have developed a proprietary cellular redistribution assay, or CRA, which we use in a high-throughput manner to identify synthetic ligands, including antagonists, agonists and inverse agonists, that bind to and affect the function of orphan GPCRs. We believe that we are the first to possess the capability to conduct high-throughput drug discovery for orphan GPCRs and that there is no other existing high-throughput technology able to “unlock” orphan GPCRs. We have screened Class A orphan GPCRs against our small-molecule chemical libraries using the CRA. As of February 28, 2017, we had identified and confirmed compounds that interact with 54 of the 81 Class A orphan GPCRs linked to a wide range of indications including cancer as well as metabolic, cardiovascular, immunologic, inflammatory and central nervous system disorders. We are conducting in vivo preclinical efficacy studies and optimizing compounds for a number of targets including: GPR17, linked to myelin formation; GPR101, linked to appetite and eating disorders; GPR151, linked to schizophrenia and cognition; GPR161, which is associated with triple negative breast cancer; GPR183, linked to osteoporosis and to Epstein-Barr virus infections and related diseases; and GPR174, which appears to be involved in the modulation of the immune system and, in particular, of cytokine production and regulatory T cells, or “T-regs,” which are known to be important in autoimmune disease, such as multiple sclerosis, in cancer and in organ transplantation.
In December 2016, we announced that our small-molecule inhibitors against GPR174 substantially and statistically significantly boost levels of cytokines and reduce the population of T-regs. In assays with human peripheral blood mononuclear cells, or PBMCs, evaluating T-cell proliferation and survival following T-cell stimulation, we have discovered that small-molecule GPR174 inhibitors increase, with statistical significance, levels of the cytokines interleukin 2 and interferon gamma multiple-fold and nearly doubled interleukin 10. Moreover, GPR174 inhibition statistically significantly reduced by approximately 40 percent the population of T-regs, a subset of T cells elevated in a large number of cancers. Importantly, the compound effects were not observed in PBMCs derived from mice genetically lacking GPR174, suggesting that the robust compound effects are the result of “on-target” interaction with the orphan receptor. We believe these results demonstrate that GPR174 inhibition potentiates the activity of effector T cells, which produce cytokines and are known to be integral to combatting cancer. Also, reducing the level of T-regs is a key objective in cancer immunotherapy, and high levels of T-regs in solid tumors frequently correlate with poor patient outcomes. In addition, signaling and mechanistic studies support that GPR174 suppresses anti-tumor activity, and inhibitors of GPR174 are expected to counteract that detrimental suppression.
In addition to Class A orphan GPCRs, we have also begun screening orphan and non-orphan Class B receptors. Class B GPCRs have large extracellular domains and their natural ligands are generally large peptides, making the development of orally active, small-molecule drugs against these receptors, such as glucagon and parathyroid hormone, a persistent challenge. Despite the fact that oral agents are not available, the current sales for the commercialized Class B GPCR-targeting peptide drugs are large. Our CRA technology finds functionally active small molecules for GPCRs, which we believe could lead to the development of oral medications for many of the Class B GPCRs. While our focus to date has remained on Class A orphan GPCRs, as of February 28, 2017, we had identified and confirmed sets of compounds that interact selectively with, and modulate signaling of, a small subset of Class B GPCRs, namely glucagon-like peptide-1 receptor, or GLP-1R, and parathyroid hormone 1 receptor, or PTH-1R.
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
Plasmin Program - OMS616

Overview. Our plasmin program is focused on novel antifibrinolytic agents for the control of blood loss during surgery or resulting from trauma as well as for other hyperfibrinolytic states (e.g., liver disease). Excessive bleeding during cardiac or trauma surgery is known to increase overall morbidity and mortality. In an attempt to control this bleeding, patients undergoing cardiac and other extensive surgery often receive antifibrinolytic compounds. These drugs inhibit plasmin, an enzyme present in blood that degrades fibrin clots. Because plasmin degrades fibrin clots, an agent that inhibits plasmin may have potential utility for reducing blood loss due to trauma or surgery. We are currently in the process of evaluating potential indications.
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
We have generated antibodies to several clinically significant targets, including highly potent antibodies against MASP-3 and MASP-1, and our platform continues to add to our pipeline antibodies against additional important targets.
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
PharmacoSurgery® Platform
We believe that current standards of care for the management and treatment of surgical trauma are limited in effectiveness. Surgical trauma causes a complex cascade of molecular signaling and biochemical changes, resulting in inflammation, pain, pupil constriction, muscle spasm, loss of function and other problems. As a consequence, multiple pharmacologic actions are required to manage the complexity and inherent redundancy of the cascade. Accordingly, we believe that single-agent treatments acting on single targets do not result in optimal therapeutic benefit. We generate from our PharmacoSurgery platform proprietary products, such as OMIDRIA and product candidates discussed below, that are combinations of therapeutic agents designed to act simultaneously at multiple discrete targets to block preemptively the molecular-signaling and biochemical cascade caused by surgical trauma and to provide clinical benefits both during and after surgery. These products and product candidates are supplied in pre-dosed, pre-formulated, single-use containers and added to standard surgical irrigation solutions, delivered intraoperatively to the site of tissue trauma throughout the surgical procedure. This is expected to result in the delivery of low concentrations of agents with minimal systemic uptake and reduced risk of adverse side effects and does not require a surgeon to change his or her operating routine.
OMS103-Arthroscopy. OMS103, part of our PharmacoSurgery platform, was developed for use during all arthroscopic procedures, including knee and shoulder arthroscopy, and completed Phase 3 trials in patients undergoing arthroscopic anterior cruciate ligament reconstruction and arthroscopic partial meniscectomy. OMS103 is a proprietary combination of anti-inflammatory/analgesic APIs, specifically amitriptyline, ketoprofen and oxymetazoline, each with well-known safety and pharmacologic profiles, and was designed to provide a multimodal approach to block preemptively the inflammatory cascade induced by arthroscopy. All of the APIs are components of generic, FDA-approved drugs that have been marketed in the U.S. as over-the-counter or prescription drug products for over 20 years and have established and well-characterized safety profiles. In June 2015, we entered into an exclusive licensing agreement, or the OMS103 Agreement, with Fagron Compounding Services, LLC, d/b/a Fagron Sterile Services, and JCB Laboratories, LLC, or

collectively Fagron, an FDA-registered human drug outsourcing facility, under which Fagron is obligated to produce under Good Manufacturing Practice, or GMP, and to commercialize OMS103 in the U.S. Fagron has not met its performance diligence obligations under the OMS103 Agreement, including initiating sales, and we do not expect them to do so in the near term. We are currently evaluating our options regarding the OMS103 Agreement and our OMS103 program. For a more detailed description of this agreement, see “License and Development Agreements.”
OMS201-Urology. OMS201 is our PharmacoSurgery product candidate designed for use during urological procedures, including ureterscopy for removal of ureteral or renal stones. OMS201 is a proprietary combination of ketoprofen, an anti-inflammatory API, and nifedipine, a smooth muscle relaxant API. Each API is contained in generic, FDA-approved drugs that have been marketed in the U.S. for more than 20 years and have well-known safety and pharmacologic profiles. Both of these APIs have been individually prescribed to manage the symptoms of ureteral and renal stones. In 2010, we completed a Phase 1/Phase 2 clinical trial in 24 patients designed to evaluate the safety and systemic absorption of two sequentially higher concentrations of OMS201 added to standard irrigation solution and delivered to patients undergoing ureteroscopy for removal of ureteral or renal stones. OMS201 was well tolerated in this study. The next step in our OMS201 program is to design a Phase 2 clinical program; however, the program is suspended given current availability of clinical development resources. We are evaluating alternative approaches to make OMS201 commercially available, such as through a registered outsourcing facility without the need to conduct any additional clinical trials.
Sales and Marketing
Overview. We have retained all worldwide marketing and distribution rights to OMIDRIA, our product candidates and our development programs, other than OMS103. This allows us the opportunity to market and sell independently OMIDRIA or, if approved, any of our product candidates, to make arrangements with third parties to perform these services for us, or both.
OMIDRIA. With respect to OMIDRIA, we have developed our own internal marketing and sales capabilities and, as of February 28, 2017, employ 45 sales and reimbursement team members who are focused on the U.S. market. We also use the services of Precision Lens under a commission-only arrangement to cover territories in the Midwest that are not covered by our in-house sales force. Because surgeons specializing in cataract surgery are a sub-specialty within ophthalmology, we believe that we can effectively access high-volume surgeons with our existing sales organization and the services of third-party sales agents such as Precision Lens in certain territories in the U.S.
In the EU, we plan to out-license OMIDRIA marketing and distribution rights to one or more third parties that have capabilities to promote to ophthalmologic surgeons, to facilitate distribution and reimbursement, and to manage pharmacovigilance and clinical support. For the EU OMIDRIA marketing authorization to remain valid, product must be placed on the market (i.e., released into the distribution chain) in at least one EEA country by July 28, 2018. Outside of the U.S. and EU, we have the ITROM Agreement for certain countries in the Middle East and we are exploring additional potential regional partnerships to make OMIDRIA available to ophthalmologists. Other than the ITROM Agreement, we have not yet entered into any agreements with third parties to market OMIDRIA outside of the U.S. If we are unable to enter into one or more such agreements on terms acceptable to us, we would not expect to see sales of OMIDRIA in those territories.
OMS103. Our OMS103 Agreement with Fagron requires Fagron to meet performance diligence requirements including to bear all sales and marketing costs for U.S. sales. We have retained marketing and distribution rights for OMS103 outside of the U.S. Fagron has not performed its performance diligence obligations under the OMS103 Agreement, including initiating sales, and we do not expect it to do so in the near term. For a more detailed description of our agreement with Fagron and Fagron’s non-performance, see “License and Development Agreements.”
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
We have agreements with Hospira Worldwide, Inc., a wholly owned subsidiary of Pfizer, Inc., or Hospira, and with Patheon Manufacturing Services, LLC (successor-in-interest to DSM Pharmaceuticals, Inc.), or Patheon, to provide commercial supply of OMIDRIA. We are currently completing the process to have Hospira approved by the FDA as a manufacturing site for OMIDRIA. Until this process is complete, Hospira may not manufacture and supply OMIDRIA. We expect that OMIDRIA manufacturing will be approved for production at Hospira in mid-2017. Commercial manufacturing of OMIDRIA under our agreement with Patheon, or the Patheon Agreement, ceased on December 31, 2015 in accordance with the terms of the Patheon Agreement with the exception of the final delivery of product as further described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations and Commitments.” We anticipated this interruption in manufacturing and increased production of OMIDRIA prior to the break in manufacturing. We believe that we will have sufficient supply to meet product needs until OMIDRIA product production is recommenced.
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
We have used multiple suppliers for the APIs for OMIDRIA in the past and we intend to leverage Hospira’s sourcing of APIs in the future under the Hospira OMIDRIA Agreement. Given the large amount of these APIs manufactured annually by these and other suppliers, and the quantities of these APIs we have on hand, we anticipate that we will be capable of addressing our commercial API supply needs for OMIDRIA. We have not yet signed commercial agreements with suppliers for the supply of all of our anticipated commercial quantities of these APIs for OMIDRIA, although we may elect to do so in the future.
In the U.S., we sell OMIDRIA through a limited number of wholesalers that distribute the product to ASCs and hospitals. Title transfers upon delivery of OMIDRIA to the wholesaler. We use a single third-party logistics provider to handle warehousing of our commercial supply of OMIDRIA in the U.S. and to ship OMIDRIA to our wholesalers. Our third-party logistics provider also performs certain support services on our behalf. Nearly all of our revenues for the fiscal year ended December 31, 2016 were generated from OMIDRIA product sales in the U.S. Three of our major distributors - AmerisourceBergen Corporation, Cardinal Health, Inc., and McKesson Corporation - together with entities under their common control each accounted for 10% or more of our total revenue in 2016.
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

License and Development Agreements
OMS103. In June 2015, we entered into the OMS103 Agreement under which Fagron is obligated to manufacture and commercialize OMS103. Pursuant to the OMS103 Agreement, we granted Fagron an exclusive, royalty-free license to the OMS103 intellectual property, manufacturing information and clinical data to produce, on a large-scale registered basis, and commercialize OMS103 in the United States. If OMS103 is commercialized under the terms of the OMS103 Agreement, we would be eligible to receive payments representing a substantial majority share of gross revenue from future OMS103 product sales within the United States, which revenue share will not be less than a minimum per unit amount. Additionally, we would be eligible to receive up to an aggregate total of $10 million in potential payments upon the achievement of specific commercial milestones and as revenue-share enhancement on early sales. The OMS103 Agreement obligates Fagron to produce under GMP and to commercialize OMS103 in the U.S. Unless terminated earlier, the OMS103 Agreement will continue in effect until expiration of the last-to-expire of the patents in the licensed intellectual property or as otherwise provided under the terms of the OMS103 Agreement. Either party may terminate the OMS103 Agreement earlier if the other party materially breaches the OMS103 Agreement and does not cure the breach within a specified notice period or upon the other party’s insolvency. Additionally, we may terminate the OMS103 Agreement earlier if Fagron does not meet its performance diligence requirements, in response to a negative action by a regulatory authority, or if Fagron opposes or challenges any of the licensed patents for OMS103.
Fagron has not met its performance diligence obligations under the OMS103 Agreement, including initiating sales, and we do not expect them to do so in the near term. We are evaluating our options regarding the OMS103 Agreement and our OMS103 program.
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
PDE7. Under an agreement with Daiichi Sankyo, we hold an exclusive worldwide license to PDE7 inhibitors claimed in certain patents and pending patent applications owned by Daiichi Sankyo for use in the treatment of (1) movement disorders and other specified indications, (2) addiction and compulsive disorders and (3) all other diseases except those related to dermatologic conditions. Under the agreement, we agreed to make milestone payments to Daiichi Sankyo of up to an aggregate total of $33.5 million upon the achievement of certain events in each of these three fields; however, if only one of the three indications is advanced through the milestones, the total milestone payments would be $23.5 million. The milestone payment events include successful completion of preclinical toxicology studies; dosing of human subjects in Phase 1, 2 and 3 clinical trials; receipt of marketing approval of a PDE7 inhibitor product candidate; and reaching specified sales milestones. In addition, Daiichi Sankyo is entitled to receive from us a low single-digit percentage royalty of any net sales of a PDE7 inhibitor licensed under the agreement by us and/or our sublicensee(s) provided that, if the sales are made by a sublicensee, then the amount payable by us to Daiichi Sankyo is capped at an amount equal to a low double-digit percentage of all royalty and specified milestone payments received by us from the sublicensee.
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
OMIDRIA. We are not aware of any FDA-approved products comprised of two or more APIs that directly compete with OMIDRIA that are approved for intraoperative delivery in irrigation solutions during surgical procedures; however, OMIDRIA could compete with single API products that are delivered intraoperatively as well as preoperative and postoperative treatments for mydriasis, pain or inflammation. Our primary competition for OMIDRIA comes from surgeons’ current practices, which may include use of products obtained from distributors or compounding pharmacies at a relatively low cost. In addition, we anticipate that there are some surgeons who do not use intraoperative mydriatics and may not agree with the value proposition of maintaining pupil dilation and inhibiting miosis during the procedure or with the use of a nonsteroidal anti-inflammatory drug intraoperatively to reduce inflammation and postoperative pain. Although we are not aware of any companies developing similar combination approaches for maintenance of intraoperative pupil size and postoperative pain reduction, such strategies may develop.
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
Product Candidates. Our clinical and preclinical product candidates may face competing products. With respect to our complement program, Soliris® is a monoclonal complement inhibitor administered intravenously and approved for commercial use that will compete with our lead MASP-2 inhibitor OMS721, and/or our MASP-3 inhibitor OMS906, if either is approved for any indication(s) for which Soliris® is also approved. We are also aware of two Soliris® biosimilar antibodies that are in development. Alexion, the manufacturer of Soliris®, has announced follow-on antibodies that are directed to the Soliris® target, but which will require less frequent dosing than Soliris® or that can be administered subcutaneously. With respect to our PDE10 inhibitor program, we are developing PDE10 inhibitors for use in the treatment of Huntington’s disease, schizophrenia and other diseases that affect cognition. Other pharmaceutical companies, many with significantly greater resources than we have, are also developing, or may develop, PDE10 inhibitors for the treatment of Huntington’s disease, schizophrenia and other diseases that affect cognition, and these companies may be further along in development. Recently, Pfizer announced negative results in a clinical trial of a PDE10 inhibitor for the treatment of Huntington’s disease. Also, Pfizer has announced negative results from schizophrenia trials with a PDE10 inhibitor and Takeda Pharmaceuticals has announced that the primary endpoint was not met in a clinical trial of a different PDE10 inhibitor in a schizophrenia trial. In addition, we are aware of other companies attempting to de-orphanize orphan GPCRs. If any of these companies is able to de-orphanize an orphan GPCR before we do, we may be unable to establish an exclusive or commercially valuable intellectual property position around that orphan GPCR. We are not aware of any FDA-approved products comprised of two or more APIs that directly compete with any of our PharmacoSurgery product candidates that are approved for intraoperative delivery in irrigation solutions during surgical procedures; however, a product candidate could compete with single API products that are delivered intraoperatively as well as preoperative and postoperative treatments for inflammation and/or other conditions.
Intellectual Property
As of February 28, 2017, we owned or held worldwide exclusive licenses to a total of 63 issued patents and 73 pending patent applications in the U.S. and 492 issued patents and 313 pending patent applications in foreign markets directed to therapeutic compositions and methods related to our development programs. For each program, our decision to seek patent protection in specific foreign markets, in addition to the U.S., is based on many factors, including one or more of the following: our available resources, the size of the commercial market, the presence of a potential competitor or a contract manufacturer in the market and whether the legal authorities in the market effectively enforce patent rights.

•
OMIDRIA-Ophthalmology. OMIDRIA is encompassed by our PharmacoSurgery patent portfolio. The relevant patents and patent applications in this portfolio are directed to combinations of agents, generic and/or proprietary to us or to others, drawn from therapeutic classes such as pain and inflammation inhibitory agents, mydriatic agents and agents that reduce intraocular pressure, delivered locally and intraoperatively to the site of ophthalmological procedures, including cataract and lens replacement surgery. As of February 28, 2017, we owned six issued U.S. patents and four pending U.S. patent applications and 36 issued patents and 46 pending patent applications in foreign markets that are directed to OMIDRIA. Our OMIDRIA patents have terms that will expire as late as October 23, 2033 and, if currently pending patent applications are issued, as late as November 30, 2035.

•
MASP-2 Program - OMS721. We hold worldwide exclusive licenses to rights in connection with MASP-2, the antibodies targeting MASP-2 and the therapeutic applications for those antibodies from the University of Leicester, MRC and Helion. As of February 28, 2017, we exclusively controlled 15 issued patents and 23 pending patent applications in the U.S., and 163 issued patents and 86 pending patent applications in foreign markets, related to our MASP-2 program.

•
MASP-3 Program - OMS906. We own and exclusively control under a license from the University of Leicester all rights to methods of treating various disorders and diseases by inhibiting MASP-3. As of February 28, 2017, we exclusively controlled four pending patent applications in the U.S. and 37 pending patent applications in foreign markets that are directed to these therapeutic methods.

•
PDE10 Program - OMS824. As of February 28, 2017, we owned eight issued patents and six pending patent applications in the U.S., and 22 issued patents and 41 pending patent applications in foreign markets, that are directed to proprietary PDE10 inhibitors.

•
PPARγ Program - OMS405. As of February 28, 2017, we owned one issued patent and three pending patent applications in the U.S., and 25 issued patents and 19 pending patent applications in foreign markets, directed to our discoveries linking PPARγ and addictive disorders.

•
PDE7 Program - OMS527. As of February 28, 2017, we owned two issued patents and one pending patent application in the U.S., and 21 issued patents and 12 pending patent applications in foreign markets directed to our discoveries linking PDE7 to movement disorders, as well as one issued patent and two pending patent applications in the U.S., and seven issued patents and 23 pending patent applications in foreign markets directed to the link between PDE7 and addiction and compulsive disorders. Additionally, under a license from Daiichi Sankyo, we exclusively control rights to three issued U.S. patents and 57 issued and five pending patent applications in foreign markets that are directed to proprietary PDE7 inhibitors. For a more detailed description of our agreement with Daiichi Sankyo, see “License and Development Agreements.”

•
GPCR Platform. As of February 28, 2017, we owned seven issued patents and 13 pending patent applications in the U.S., and 52 issued patents and four pending patent applications in foreign markets, which are directed to previously unknown links between specific molecular targets in the brain and a series of CNS disorders, to our cellular redistribution assay and to other research tools that are used in our GPCR program, and to orphan GPCRs and other GPCRs for which we have identified functionally interacting compounds using our cellular redistribution assay.

•
Plasmin Program - OMS616. We hold worldwide exclusive licenses to a series of antifibrinolytic agents from The Regents of the University of California. As of February 28, 2017, we exclusively controlled three issued patents and two pending patent applications in the U.S. and 29 issued and 11 pending patent applications in foreign markets that are directed to these proprietary agents.

•
Antibody Platform. As of February 28, 2017, we owned and/or held worldwide exclusive license rights from the UW to five issued patents and four pending patent applications in the U.S., and seven issued patents and 10 pending patent applications in foreign markets, directed to our antibody platform and antibodies generated using our platform.

•
OMS103-Arthroscopy. OMS103 is encompassed by our PharmacoSurgery patent portfolio. The relevant patents and patent applications in this portfolio are directed to combinations of agents, generic and/or proprietary to us or to others, drawn from therapeutic classes such as pain and inflammation inhibitory agents and vasoconstrictive agents, delivered locally and intraoperatively to the site of medical or surgical procedures, including arthroscopy. As of February 28, 2017, we owned three issued U.S. patents and four pending U.S. patent applications, together with 32 issued patents and 13 pending patent applications in foreign markets, that are directed to OMS103. Our OMS103 patents have terms that will expire as late as September 24, 2022 and, if currently pending patent applications are issued, as late as August 3, 2032.

•
OMS201-Urology. OMS201 is encompassed by our PharmacoSurgery patent portfolio. The relevant patents and patent applications in this portfolio are directed to combinations of agents, generic and/or proprietary to us or to others, drawn from therapeutic classes such as pain and inflammation inhibitory agents and spasm inhibitory agents, delivered locally and intraoperatively to the site of medical or surgical procedures, including uroendoscopy. As of February 28, 2017, we owned one issued U.S. patent, two pending U.S. patent applications, and an additional 12 issued patents and one pending patent application in foreign markets, that are directed to OMS201. Our OMS201 patents have terms that will expire as late as July 16, 2029 and, if currently pending patent applications are issued, as late as March 17, 2026.

All of our employees enter into our standard employee proprietary information and inventions agreement, which includes confidentiality provisions and provides us ownership of all inventions and other intellectual property made by our employees that pertain to our business or that relate to our employees’ work for us or that result from the use of our resources. Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of the use, formulation and structure of our products and product candidates and the methods used to manufacture them, as well as on our ability to defend successfully these patents against third-party challenges. Our ability to protect our products and product candidates from unauthorized making, using, selling, offering to sell or importing by third parties is dependent on the extent to which we have rights under valid and enforceable patents that cover these activities. In addition, we have granted a lien on substantially all of our assets, including intellectual property, to the administrative agent under the CRG Loan Agreement.
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
We have retained control of all worldwide manufacturing, marketing and distribution rights for OMIDRIA and each of our product candidates and programs (other than OMS103). Some of our products and product candidates and programs are based on inventions and other intellectual property rights that we acquired through assignments, exclusive licenses or acquisitions.

•
PharmacoSurgery Platform. Our scientific co-founders, Gregory A. Demopulos, M.D. and Pamela Pierce Palmer, M.D., Ph.D., conceived the initial invention underlying our PharmacoSurgery platform and transferred all of their related intellectual property rights to us in 1994. Other than their rights as shareholders, our scientific co-founders have not retained any rights to our PharmacoSurgery platform, except that if we file for liquidation under Chapter 7 of the U.S. Bankruptcy Act or voluntarily liquidate or dissolve, other than in connection with a merger, reorganization, consolidation or sale of assets, our scientific co-founders have the right to repurchase the initial PharmacoSurgery intellectual property at its then-current fair market value. Subsequent developments of the PharmacoSurgery intellectual property were assigned to us by Dr. Demopulos, Dr. Palmer and other of our employees and consultants, without restriction.

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
The Application Process. If the necessary clinical trials are successfully completed, the results of the preclinical trials and the clinical trials, together with other detailed information, including information on the manufacture and composition of the product, are submitted to the FDA in the form of an NDA or a BLA, as applicable, and to the EMA or national regulators in the form of an MAA, requesting approval to market the product for a specified indication. In the EU, an MAA may be submitted to the EMA for review and, if the EMA gives a positive opinion, the EC may grant a marketing authorization that is valid across the EU (centralized procedure). Alternatively, an MAA may be submitted to one or more national regulators in the EU according to one of several national or decentralized procedures. The type of submission in Europe depends on various factors and must be cleared by the appropriate authority prior to submission. For most of our product candidates, the centralized procedure will be either mandatory or available as an option.
If the regulatory authority determines that the application is not acceptable, it may refuse to accept the application for filing and review, outlining the deficiencies in the application and specifying additional information needed to file the application. Notwithstanding the submission of any requested additional testing or information, the regulatory authority ultimately may decide that the application does not satisfy the criteria for approval. Before approving an NDA or BLA, or an MAA, the FDA or the EMA, respectively, may inspect the clinical sites at which the Phase 3 study(ies) were conducted to assure that GCPs were followed and may inspect facility(ies) at which the product is manufactured to assure satisfactory compliance with cGMP. After approval, changes to the approved product such as adding new indications, manufacturing changes, or additional labeling claims will require submission of a supplemental application or, in some instances, a new application, for further review and approval. The testing and approval process requires substantial time, effort, and financial resources, and we cannot be sure that any future approval will be granted on a timely basis, if at all.
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
Fast Track and Priority Review Designations. Section 506(b) of the FDCA provides for the designation of a drug as a fast track product if it is intended, whether alone or in combination with one or more other drugs, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. A program with fast track status is afforded greater access to the FDA for the purpose of expediting the product’s development, review and potential approval. Many products that receive fast track designation are also considered appropriate to receive priority review, and their respective applications may be accepted by the FDA as a rolling submission in which portions of an NDA are reviewed before the complete application is submitted. Together, these may reduce time of development and FDA review time. In Europe, products that are considered to be of major public health interest are eligible for accelerated assessment, which shortens the review period substantially. The grant of fast track status, priority review or accelerated assessment does not alter the standard regulatory requirements for obtaining marketing approval, however.
Breakthrough Therapy Designation. In 2012, Congress enacted the Food and Drug Administration Safety and Innovation Act. This law established a new regulatory scheme allowing for expedited review of products designated as “breakthrough therapies.” A product may be designated as a breakthrough therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to breakthrough therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross-disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner. The EU has a similar program, referred to as PRIME, to that of the U.S., and it is administered through the EMA. This offers early and proactive support to medicine developers to optimize the generation of robust data on a medicine’s benefits and risks and enable accelerated assessment of medicines applications.
Accelerated Approval. The FDA may grant accelerated approval to a product for a serious or life-threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality and that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Products granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.
As a condition of accelerated approval, the FDA may require certain adequate and well-controlled post-marketing clinical studies to verify and describe clinical benefit of the product, and may impose restrictions on distribution to assure safe use. Post-marketing studies would usually be required to be studies already underway at the time of the accelerated approval. If the required post-marketing studies fail to verify the clinical benefit of the drug, or if the applicant fails to perform the required post-marketing studies with due diligence, the FDA may withdraw approval of the drug under streamlined procedures in accordance with the agency’s regulations. The agency may also withdraw approval of a drug if, among other things, other evidence demonstrates that the drug product is not shown to be safe or effective under its conditions of use.
The EU also has accelerated approval programs. In the EU, a marketing authorization may be granted on the basis of less complete data than are normally required in certain “exceptional circumstances,” such as when the product’s indication is encountered so rarely that the applicant cannot reasonably be expected to provide comprehensive data. Alternatively, a conditional marketing authorization may be granted prior to obtaining the comprehensive clinical data required for a full MAA if a product fulfills an unmet medical need and the benefit to public health of the product’s immediate availability outweighs the risk inherent in the incomplete data.
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
Pediatric Testing and Exclusivity. In the United States, NDAs and BLAs are subject to both mandatory pediatric testing requirements and voluntary pediatric testing incentives in the form of exclusivity. An additional six months of exclusivity in the U.S. may be granted to a sponsor of an NDA or BLA if the sponsor conducts certain pediatric studies. This process is initiated by the FDA as a written request for pediatric studies to determine if the drug or biologic could have meaningful pediatric health benefits. If the FDA determines that the sponsor has conducted the requested pediatric studies in accordance with the written request, then an additional six months of exclusivity may attach in the case of a drug to any other regulatory exclusivity or patent protection applicable to the drug, and in the case of a biologic to any other regulatory exclusivity applicable to the biologic. The EU has a similar requirement and incentive for the conduct of pediatric studies according to the pediatric investigation plan, which must be adopted by the EMA before an MAA may be submitted.
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
There are also an increasing number of state laws that require manufacturers to make reports to states on pricing and marketing information or impose other special requirements for the sale and marketing of drug products. Many of these laws contain ambiguities as to what is required to comply with the laws. In addition, federal and state “transparency laws” require manufacturers to track and report certain payments made to healthcare providers and, under some state laws, other information concerning our products. These laws may affect our sales, marketing and other promotional activities by imposing administrative and compliance burdens on us. In addition, our reporting actions could be subject to the penalty provisions of the pertinent state and federal authorities.
Compounding Pharmacies and Registered Outsourcing Facilities. Title I (the Compounding Quality Act) of the Drug Quality Security Act, or DQSA, which was enacted in November 2013, amends the FDCA to establish a distinct category of drug compounders known as “outsourcing facilities.” A compounding pharmacy that elects to register with the FDA as an outsourcing facility is exempt from certain FDCA requirements, including the obligation to obtain FDA approval of an NDA, if the facility satisfies conditions set out in the statute. The DQSA also imposes restrictions on the materials that may be compounded at registered outsourcing facilities. Like “traditional” pharmacy compounders, such as those found in hospitals, outsourcing facilities may not compound drugs that are “essentially a copy of one or more approved drugs” or that present “demonstrable difficulties for compounding.” The statute also imposes conditions on the compounding of bulk substances. The FDA has identified compounding as an enforcement priority in 2017, but it remains to be seen how the agency will interpret key provisions of the DQSA, such as the prohibition on compounding drugs that are “essentially a copy of one or more approved drugs,” and to what extent the DQSA gives the agency sufficient authority to regulate compounding activities in violation of the FDCA.
Drug Supply Chain Security Act. Title II (the Drug Supply Chain Security Act, or DSCSA), of the DQSA imposes on manufacturers of certain pharmaceutical products new obligations related to product tracking and tracing, among others, which began a several-year phase-in process in 2015. Among the requirements of this legislation, manufacturers subject to the DSCSA will be required to provide certain information regarding the drug product to individuals and entities to which product ownership is transferred, label drug product with a product identifier and keep certain records regarding the drug product. The transfer of information to subsequent product owners by manufacturers will eventually be required to be done electronically. Covered manufacturers will also be required to verify that purchasers of the manufacturers’ products are appropriately licensed. Further, under the DSCSA, covered manufacturers will have drug product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

Foreign Regulatory Requirements. Outside of the U.S., our ability to conduct clinical trials or market our products will also depend on receiving the requisite authorizations from the appropriate regulatory authorities. The foreign regulatory approval processes include similar requirements and many of the risks associated with the FDA and/or the EMA approval process described above, although the precise requirements may vary from country to country. In the EU, once an MAA is granted, the product must be “on the market” within three years of the date of authorization. “On the market” is defined as when the medicinal product is “released into the distribution chain,” i.e., out the of the direct control of the marketing-authorization holder, or MAH. Distribution is required in at least one of the EEA member countries within those three years. With respect to OMIDRIA, this requires releasing the product into the distribution chain in at least one EEA country by July 28, 2018. In addition, a marketing authorization will cease to be valid if a product previously placed on the market is no longer actually present on the market for three consecutive years.
Hatch-Waxman Act. In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims that cover the applicant’s drug or an approved method of use of the drug. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an ANDA or a 505(b)(2) application. An ANDA provides for marketing of a drug that has the same active ingredients and, in some cases (e.g., ophthalmology), also the same inactive ingredients, in the same strengths and dosage form as the listed drug and has been shown through testing to be bioequivalent to the listed drug or receives a waiver from bioequivalence testing. ANDA applicants are generally not required to conduct or submit results of pre-clinical or clinical tests to prove the safety or effectiveness of their drug, other than the requirement for bioequivalence testing. Drugs approved in this way based on a showing of sameness and bioequivalence to the listed drug are considered therapeutically equivalent, and are commonly referred to as “generic equivalents” to the listed drug. These drugs then generally can be substituted by pharmacists under prescriptions written for the original listed drug.
The ANDA or 505(b)(2) applicant is required to certify to the FDA concerning any patents listed for the referenced approved drug in the FDA’s Orange Book. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or unenforceable, or will not be infringed by the new drug. A certification that the new drug will not infringe the already approved drug’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the ANDA or 505(b)(2) applicant does not challenge the listed patents, the ANDA or 505(b)(2) application will not be approved until all of the listed patents claiming the referenced drug have expired, except for any listed patents that only apply to uses of the drug not being sought by the ANDA or 505(b)(2) applicant.
If the ANDA or 505(b)(2) applicant has made a Paragraph IV certification, the applicant must also send notice of a Paragraph IV Notice Letter to the NDA and patent holders once the ANDA or 505(b)(2) application has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV Notice Letter. The filing of a patent infringement lawsuit within 45 days of the receipt of notice of a Paragraph IV Notice Letter automatically prevents the FDA from approving the ANDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit, modification by a court or a decision in the infringement case that is favorable to the ANDA or 505(b)(2) applicant.
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
As described above, Par has sent a Paragraph IV Notice Letter stating that it has filed an ANDA containing a Paragraph IV Certification under the Hatch-Waxman Act seeking approval from the FDA to market a generic version of OMIDRIA prior to the expiration of the Orange Book Patents. Following receipt of Par’s Notice Letter regarding the Paragraph IV Certification, in September 2015, we filed a patent infringement lawsuit against Par. For more information regarding the ANDA filed by Par and our patent infringement lawsuit against Par, see Part I, Item 3, “Legal Proceedings.”

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
United States. Political, economic and regulatory influences are subjecting the healthcare industry in the U.S. to fundamental changes. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could significantly affect our business. For example, in March 2010 President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA, which is intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Other changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2025 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the period for the government to recover overpayments to providers from three to five years. More recently, President Trump and various members of Congress have expressed a desire repeal of all or portions of the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. We anticipate that the U.S. Congress, state legislatures and the private sector will continue to consider and may adopt healthcare policies intended to curb rising healthcare costs. We are unable to predict what additional legislation, regulations or policies, if any, relating to the healthcare industry or coverage and reimbursement may be enacted in the future or what effect such legislation, regulations or policies would have on our business. Any cost-containment measures, including those listed above, or other healthcare system reforms that are adopted could have a material adverse effect on our business prospects and financial operations.
In October 2014 we were granted transitional pass-through reimbursement status by CMS for OMIDRIA, which became effective January 1, 2015. Pass-through status allows for separate payment for OMIDRIA under Medicare Part B as opposed to having OMIDRIA be included as part of the existing packaged payment for cataract surgery when performed in hospital outpatient departments and ASCs. We expect pass-through status to remain in effect until January 1, 2018. When the pass-through status was granted, CMS set the Medicare reimbursement rate for OMIDRIA under Medicare Part B at the product’s wholesale acquisition cost, or WAC, of $465 plus six percent (6%) per single-use vial for the second and third quarters of 2015 after which the rate is based on ASP plus six percent (6%). We are working through legislative and/or administrative means to continue to obtain separate or similar reimbursement for OMIDRIA on and after January 1, 2018; however, if, following the termination of pass-through status for OMIDRIA on December 31, 2017, the drug is packaged into the surgical facility payment, we may need to adjust our pricing accordingly and our revenue could be lower than if separate payment had continued. In addition, reimbursement from private payers may, or may not, reference our CMS reimbursement status in their coverage and payment decisions. Other payers often follow, but are not required to follow, the reimbursement methodology adopted by CMS.
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
Research and Development
We have built a research and development organization that includes expertise in discovery research, preclinical development, product formulation, analytical and medicinal chemistry, manufacturing, clinical development and regulatory and quality assurance. We operate cross-functionally and are led by an experienced research and development management team. We use rigorous project management techniques to assist us in making disciplined strategic research and development programmatic decisions and to limit the risk profile of our product pipeline. We also access relevant market information and key opinion leaders in creating target product profiles and, when appropriate, as we advance our programs to commercialization. We engage third parties on a limited basis to conduct portions of our preclinical research; however, we are not substantially dependent on any third parties for our preclinical research nor do any of these third parties conduct a major portion of our preclinical research. In addition, we engage multiple clinical sites to conduct our clinical trials; however, we are not substantially dependent upon any one of these sites for our clinical trials nor do any of them conduct a major portion of our clinical trials. Research and development expenses were $50.7 million, $48.4 million and $47.9 million in 2016, 2015 and 2014, respectively.
Employees
As of February 28, 2017, we had 154 full-time employees, 73 of whom are in research and development, 53 of whom are in sales and marketing and 28 of whom are in finance, legal, business development and administration. Our full-time employees include three with M.D.s and 22 with Ph.D.s., of whom two and 22, respectively, are in research and development. None of our employees is represented by a labor union, and we consider our employee relations to be good.
Executive Officers and Significant Employees
The following table provides information regarding our executive officers and significant employees as of March 16, 2017:

Name	Age	Position(s)
Executive Officers:
Gregory A. Demopulos, M.D.	58	President, Chief Executive Officer and Chairman of the Board of Directors
Michael A. Jacobsen	58	Vice President, Finance, Chief Accounting Officer and Treasurer
Marcia S. Kelbon, J.D., M.S.	57	Vice President, Patent, General Counsel and Secretary
Significant Employees:
Leonard Blum	56	Chief Business and Commercial Officer
Christopher S. Bral, Ph.D.	51	Vice President, Nonclinical Development
Timothy M. Duffy	56	Vice President, Business Development
Kenneth M. Ferguson, Ph.D.	61	Vice President, Development and Chief Development Officer
George A. Gaitanaris, M.D., Ph.D.	60	Vice President, Science and Chief Scientific Officer
William J. Lambert, Ph.D.	58	Vice President, Chemistry, Manufacturing and Controls
Catherine A. Melfi, Ph.D.	58	Vice President, Regulatory Affairs and Quality Systems and Chief Regulatory Officer
Patricia Sandler	48	Vice President, Sales and Marketing
J. Steven Whitaker, M.D., J.D.	61	Vice President, Clinical Development and Chief Medical Officer
Gregory A. Demopulos, M.D. founded our company and has served as our president, chief executive officer and chairman of the board of directors since June 1994. He also served as our chief financial officer and treasurer from January 2009 to October 2013 in an interim capacity, and served as our chief medical officer from June 1994 to March 2010. Prior to founding Omeros, Dr. Demopulos completed his residency in orthopedic surgery at Stanford University and his fellowship training in hand and microvascular surgery at Duke University. Dr. Demopulos currently serves on the board of trustees of the Smead Funds Trust, an open-end mutual fund company registered under the Investment Company Act of 1940. His non-profit service includes the Seattle Community Development Round Table and the Northwest NeuroNeighborhood board of directors. Dr. Demopulos received his M.D. from the Stanford University School of Medicine and his B.S. from Stanford University. Dr. Demopulos is the brother of Peter A. Demopulos, M.D., a member of our board of directors.
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
Leonard M. Blum joined Omeros as our chief business and commercial officer in April 2016. Mr. Blum previously served as senior vice president, chief commercial officer from 2007 until March 2016 at Theravance, Inc., a publicly traded biopharmaceutical company, and its spin-off Theravance BioPharma. Prior to that, Mr. Blum founded and led the commercial functions at ICOS Corporation, a biotechnology company, ultimately as senior vice president, sales and marketing, from 2000 until the company’s acquisition by Eli Lilly and Company in 2007. Mr. Blum began his career in the pharma industry at Merck & Co. Inc. where he spent 13 years in positions of increasing responsibility in marketing and business unit leadership in the U.S. and Europe. Mr. Blum earned his A.B. in Economics at Princeton University and his M.B.A. at Stanford University’s Graduate School of Business. Before beginning his career in the pharmaceutical industry, he served as an officer in the U.S. Army Special Forces.
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
Catherine A. Melfi, Ph.D. has served as our vice president, regulatory affairs and quality systems since October 2012 and has served as our chief regulatory officer since April 2016. Dr. Melfi previously served from January 1996 to October 2012 at Eli Lilly and Company, where she held technical and leadership roles of increasing scope and responsibility, including as senior director and scientific director in Global Health Outcomes and Regulatory Affairs, respectively. Prior to joining Eli Lilly, Dr. Melfi held various faculty and research positions at Indiana University, including appointments in its Economics Department, in the School of Public and Environmental Affairs, and in the Indiana University School of Medicine. Dr. Melfi received her Ph.D. in Economics from the University of North Carolina - Chapel Hill and B.S. in Economics from John Carroll University.
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
OMIDRIA is our only product that has been approved by the FDA for commercial sale in the U.S. For the three and 12 months ended December 31, 2016, we recorded net sales of OMIDRIA of $12.9 million and $41.4 million, respectively. We have not generated revenue from sales of OMIDRIA to date that are sufficient to fund fully our operations and cannot provide assurance that we will generate sufficient revenue from OMIDRIA in the future to fund fully our operations. We will need to generate substantially more product revenue from OMIDRIA to achieve and sustain profitability. Our ability to generate significant revenue from OMIDRIA product sales depends on our ability to achieve increased market acceptance of, and to otherwise market and sell effectively, OMIDRIA, which may not occur for a number of reasons, including:

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
Our operations have consumed substantial amounts of cash since our incorporation and, as of December 31, 2016, we had an accumulated deficit of approximately $470 million. We expect to continue to spend substantial amounts to:

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
Using a newly adopted accounting standard, our management has concluded that a substantial doubt is deemed to exist concerning our ability to continue as a going concern.
As of December 31, 2016, we adopted the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification Topic 205-40, Presentation of Financial Statements - Going Concern, or ASC 205-40, which requires management to assess our ability to continue as a going concern for one year after the date the financial statements are issued. Under ASC 205-40, management has the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date that the financial statements are issued. This standard requires that management’s evaluation initially shall not take into consideration the potential mitigating effects of management’s plans that have not been fully implemented as of the date the financial statements are issued. As further discussed in “Note 1-Organization and Basis of Presentation-Going Concern” to our Consolidated Financial Statements in this Annual Report on Form 10-K, substantial doubt is deemed to exist about the company’s ability to continue as a going concern through March 16, 2018. Our financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern will require us to generate positive cash flow from operations, obtain additional financing, enter into strategic alliances and/or sell assets. The reaction of investors to the inclusion of a going concern statement in this Annual Report on Form 10-K, our current lack of cash resources and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital, enter into strategic alliances and/or make our scheduled debt payments on a timely basis or at all. If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.
If OMIDRIA or any other product that we develop and commercialize does not receive adequate reimbursement from governments or private payers, or if we do not establish and maintain market-acceptable pricing for OMIDRIA or those potential other commercialized products, our prospects for revenue and profitability could suffer.
Our revenues and profitability will depend heavily on the pricing, availability and duration of adequate reimbursement for the use of products that we or our third-party business partners commercialize, including OMIDRIA, from government, private and other third-party payers, both in the U.S. and in other countries. OMIDRIA or any other product that we bring to market may not be considered cost-effective and/or the amount reimbursed for any product may be insufficient to allow us to sell the product profitably. Obtaining reimbursement for any product from each government or third-party payer can be a time-consuming and costly process that may require the build-out of a sufficient staff or the engagement of third parties and could require us to provide additional supporting scientific, clinical and cost-effectiveness data for the use of our approved products to each payer. We can provide no assurances at this time regarding the cost-effectiveness of OMIDRIA, OMS103 or any of our product candidates. Further, we can provide no assurance that the amounts, if any, reimbursed to surgical facilities for utilization of any of our surgery-related products, including OMIDRIA, our OMS103 product candidate or any of our other product candidates, or to surgeons for the administration and delivery of these products or product candidates will be considered adequate to justify the use of these products or product candidates. In addition, obtaining acceptable coverage and reimbursement from one payer does not guarantee that we will obtain similar acceptable coverage or reimbursement from another payer.
There may be significant delays in obtaining reimbursement for newly approved products, and we may not be able to provide data sufficient to be granted reimbursement. Even when a payer determines that a product is eligible for reimbursement, coverage may be limited to the uses of a product that are either approved by the FDA (or, in other countries, the relevant country’s regulatory agency) and/or appear in a recognized drug compendium, and other conditions may apply. Moreover, eligibility for coverage does not mean that any product will be reimbursed at a rate that allows us to make a profit in all cases or at a rate that covers our costs, including research, development, manufacturing, sales and distribution. Increasingly, government and private third-party payers that reimburse for healthcare services and products are requiring that companies provide them with predetermined discounts from list prices and challenging the prices charged for medical products, which could adversely impact the pricing of our products. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers. Pricing may also be adversely affected by changes in the terms, scope and/or complexity of government pricing requirements. Even if we achieve reimbursement for a product, the initial rate or method at which the product will be reimbursed could become unfavorable to us at the time reimbursement is initiated or in the future or may be of a limited duration. After the expiration of pass-through reimbursement status for

OMIDRIA effective January 1, 2018, we may not be able to maintain or obtain adequate reimbursement for OMIDRIA. In the event that separate or similar reimbursement is not obtained for OMIDRIA after that date, we expect that OMIDRIA will be included as part of the packaged payment. If that occurs, we expect that the per unit price we receive for OMIDRIA would be reduced, possibly substantially, and our OMIDRIA revenue may be reduced. Further, OMIDRIA end user customers may defer purchases of OMIDRIA during a period of reimbursement price uncertainty, which could adversely affect our revenues during that period. An extension or separate reimbursement for OMIDRIA requires action from legislative and/or administrative authorities and, as a consequence, we cannot guarantee that any such action will be taken before or after January 1, 2018.
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
If the reimbursement or pricing that we are able to obtain and maintain for any product that we develop and commercialize, including OMIDRIA, is inadequate, is significantly delayed or is subject to overly restrictive conditions, our ability to generate revenue, attain profitability and/or commercialize our product candidates may be impaired and there could be a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
Obtaining FDA approval of our product candidates requires substantial time, effort and financial resources and may be subject to both expected and unforeseen delays, and there can be no assurance that any approval will be granted on any of our product candidates on a timely basis, if at all. Even if we discuss with, and obtain feedback from, the FDA regarding our proposed clinical trials and nonclinical studies before initiating those trials or studies, the FDA may decide that the design of our clinical trials as actually run or our resulting data are insufficient for approval of our product candidates and require additional preclinical, clinical or other studies or additional work related to chemistry, manufacturing and controls. In addition, we, the FDA or an independent institutional review board or ethics committee may suspend or terminate human clinical trials at any time on various grounds, including a finding that the patients are or would be exposed to an unacceptable health risk or because of the way in which the investigators on which we rely carry out the trials. If we are required to conduct additional trials or to conduct other testing of our product candidates beyond that which we currently contemplate for regulatory approval, if we are unable to complete successfully our clinical trials or other testing, or if the results of these and other trials or tests fail to demonstrate efficacy or raise safety concerns, we may face substantial additional expenses, be delayed in obtaining marketing approval for our product candidates or may never obtain marketing approval.
We are also required to comply with extensive governmental regulatory requirements after a product has received marketing authorization. Governing regulatory authorities may require post-marketing studies that may negatively impact the commercial viability of a product. Once on the market, a product may become associated with previously undetected adverse effects and/or may develop manufacturing difficulties. We are required to comply with other post-marketing requirements including GMPs, advertising and promotion restrictions, reporting and recordkeeping obligations and other requirements. As a result of any of these or other problems, a product’s regulatory approval could be withdrawn, which could harm our business and operating results. In addition, we must establish and maintain an effective healthcare compliance program in order to comply with U.S. and other laws applicable to marketed drug products and, in particular, laws (such as the Anti-Kickback Statute, the False Claims Act and the Sunshine Act) applicable when drug products are purchased or reimbursed by a federal healthcare program. U.S. laws such as the Foreign Corrupt Practices Act prohibit the offering or payment of bribes or inducements to foreign public officials, including potentially physicians or other medical professionals who are employees of public health care entities. In addition, many countries have their own laws similar to the healthcare compliance laws that exist in the U.S. Implementing and maintaining an effective compliance program requires the expenditure of significant time and resources. If we are found to be in violation of any of these laws, we may be subject to significant penalties, including but not limited to civil or criminal penalties, damages and fines as well as exclusion from government healthcare programs.
We may face difficulties from changes to current regulations as well as future legislation.
Existing regulatory policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.
There is uncertainty with respect to the impact that health care reform legislation may have on coverage and reimbursement for healthcare items and services covered by plans that are authorized by the ACA. In this regard, President Trump and various members of Congress have expressed a desire to repeal all or portions of the ACA, and President Trump has also made statements about controlling drug prices. We cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact that such legislation may have on us.
We expect that the ACA, if it remains in effect, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate sufficient revenue, attain and/or maintain profitability or commercialize our product candidates. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on OMIDRIA or the marketing approvals of our product candidates, if any, may be.
Failure to obtain regulatory approval in foreign jurisdictions would prevent us from marketing our products internationally.
We intend to have OMIDRIA and our product candidates, if approved, marketed outside the U.S. In order to market our products in non-U.S. jurisdictions, we or our partners must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The regulatory approval procedure varies among countries and can involve additional testing and data review. The requirements governing marketing authorization, the conduct of clinical trials, pricing and reimbursement vary from country to country. Approval by the FDA or the EMA does not ensure approval by regulatory agencies in other jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory agencies in other foreign countries or by the FDA. The time required to obtain regulatory approval outside the U.S. and EU may differ from that required to obtain FDA or EMA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval discussed in these “Risk Factors” and we may not obtain foreign regulatory approvals on a timely basis, or at all. In addition, even if we were able to obtain regulatory approval for a product in one or more foreign jurisdictions, we may need to complete additional requirements to maintain that approval and our ability to market the product in the applicable jurisdiction. For example, OMIDRIA must be placed on the market (i.e., released into the distribution chain) in at least one EEA country by July 28, 2018 in order for our EU marketing authorization for OMIDRIA to remain valid.
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
Manufacturing under our existing OMIDRIA manufacturing agreement with Patheon ceased at the end of 2015. Approval of Hospira as a manufacturing site has not been completed. We do not presently have an alternate manufacturing facility for OMIDRIA in operation and we do not expect that any OMIDRIA manufacturing facility will be approved for production before mid-2017 at the earliest. We anticipated this transition and increased production of OMIDRIA prior to the break in manufacturing, and believe that we will have sufficient supply to meet product needs until OMIDRIA production is recommenced. However, we can provide no assurances if or when the Hospira manufacturing facility or any alternate manufacturing facility for OMIDRIA will be in production or whether we can meet market demand for OMIDRIA if demand is greater than we anticipate. Additionally, damage to or destruction of OMIDRIA inventory, including inventory warehoused at our third-party logistics provider, could also adversely affect our ability to meet market demand. We have obtained insurance coverage for the replacement cost of damaged or destroyed OMIDRIA inventory but such coverage would not compensate us for any resulting loss of sales revenue or a reduction in gross margin.
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
If we choose to go to court to stop someone else from using our inventions, that individual or company has the right to ask the court to rule that the underlying patents are invalid or should not be enforced against that third party. These lawsuits are expensive and would consume time and other resources even if we were successful in stopping the infringement of these patents. In addition, our lawsuit against such an entity could result in a finding that some or all of the claims of one or more of our relevant patents are invalid, unenforceable and/or not infringed, and could also result in a generic version of OMIDRIA being launched after the expiration of the mandatory three-year clinical data exclusivity for OMIDRIA. There is also the risk that, even if the validity of these patents is upheld, the court will refuse to stop the other party on the ground that such other party’s activities do not infringe our patents. An adverse outcome in such legal action could have a material negative effect on our financial condition, results of operations and/or stock price. See “Legal Proceedings” under Item 3 of Part I of this Annual Report on Form 10-K for further discussion of our lawsuit against Par.
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
We have borrowed $80.0 million under the CRG Loan Agreement and pledged substantially all of our assets, including intellectual property, as collateral. The CRG Loan Agreement restricts our ability to, among other things, incur indebtedness, grant liens, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, pay cash dividends or make distributions, repurchase stock, license certain of our intellectual property on an exclusive basis and engage in significant business transactions such as a change of control. Any of these restrictions could significantly limit our operating and financial flexibility and ability to respond to changes in our business or competitive activities. The CRG Loan Agreement requires us to achieve either (a) certain minimum net revenue amounts from OMIDRIA through the end of 2021, which are $55.0 million and $65.0 million for the 2017 and 2018 calendar years, respectively, or (b) a minimum market capitalization threshold equal to the product of 6.4 multiplied by the aggregate principal amount of loans outstanding under the CRG Loan Agreement determined as of the fifth business day following announcement of earnings results for the applicable year. In the event we do not achieve either of the minimum revenue amount or the minimum market capitalization threshold for a year, we can satisfy the requirement by raising additional funds through an equity or subordinated debt issuance and using the proceeds to pay down the loan balance by an amount equal to the difference between the minimum revenue amount for such year and the actual revenue amount for such year. We recorded net sales of OMIDRIA of $41.4 million for the year ended December 31, 2016, and we cannot provide assurance that we will generate sufficient revenue from OMIDRIA in the future to satisfy fully the net revenue covenants in 2017 and subsequent years during the term of the CRG Loan Agreement. We are also required to maintain $5.0 million in cash and cash equivalents during the term of the CRG Loan Agreement.
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
Under the CRG Loan Agreement, we may borrow up to an additional $45.0 million in two tranches of $25.0 million and $20.0 million if we are able to satisfy certain milestones relating to OMIDRIA revenues ($18.0 million and $25.0 million, respectively, in any three-month period) or an average market capitalization ($700.0 million or $1.0 billion, respectively) on or before June 30, 2017 and December 31, 2017, respectively. If we are unable to satisfy these milestones, it may be necessary for us to seek alternative sources of capital.
We currently depend on a third party for the commercialization of OMS103 and we cannot guarantee that such commercialization will occur or be successful.
In June 2015 we entered into the OMS103 Agreement pursuant to which we granted Fagron an exclusive, royalty-free license to the OMS103 intellectual property, manufacturing information and clinical data to manufacture and commercialize OMS103 in the U.S. in exchange for potential future payments based on product revenue and achievement of commercial milestones. As a result of entering into the OMS103 Agreement, we discontinued our OMS103 clinical development program and are dependent on Fagron to commercialize OMS103 in the U.S. We cannot control whether Fagron will fulfill its obligations under the OMS103 Agreement or whether the commercialization of OMS103 will be successful. Fagron has not performed its diligence milestones in the OMS103 Agreement, including initiating sales of OMS103, and we believe that it is unlikely they will do so. We are evaluating our options with respect to the OMS103 Agreement and the OMS103 program. If we elect to pursue arbitration with Fagron, and/or the OMS103 Agreement is terminated, we can provide no assurances that we will be able to enter into another licensing agreement or have sufficient resources to restart clinical development and conduct any clinical trials if desired. Any of the above risks, if realized, could adversely affect our results of operations.
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

Our competitors may develop products that are less expensive, safer or more effective, or which may otherwise diminish or eliminate the success of any products that we may commercialize.
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
During the 12-month period ended December 31, 2016, our stock traded as high as $16.80 per share and as low as $7.20 per share. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to numerous factors, many of which are beyond our control. In addition, the stock market has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of publicly traded companies. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. These fluctuations may be even more pronounced in the trading market for our stock. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
If we issue additional shares of our common stock or other securities that may be convertible into, or exercisable or exchangeable for, our common stock, our existing shareholders would experience further dilution.
To the extent that we raise additional funds in the future by issuing equity securities, including pursuant to our At Market Equity Issuance Sales Agreement, or the ATM Agreement, with JonesTrading, our shareholders would experience dilution, which may be significant and could cause the market price of our common stock to decline significantly. In addition, approximately 11.3 million shares of common stock as of February 28, 2017 subject to outstanding options and warrants may become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements. Further, as of February 28, 2017 we also had approximately 0.9 million shares of common stock reserved for future issuance under our employee benefit plans that are not subject to outstanding options. If the holders of these outstanding options or warrants elect to exercise some or all of them, or if the shares subject to our employee benefit plans are issued and become eligible for sale in the public market, our shareholders would experience dilution and the market price of our common stock could decline.
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
We lease approximately 82,000 square feet for our principal office and laboratory space in the building located at 201 Elliott Avenue West, Seattle, Washington, or The Omeros Building, which includes approximately 8,358 square feet of laboratory space that we are subleasing to a third party. The lease term for our space is through November 2027. We also have two options to extend the lease term, each by five years. The annual base rent due under the lease for our principal office and laboratory space is $4.5 million for 2017, $4.5 million for 2018 and $4.6 million for 2019 and will increase by approximately 2.3% each year thereafter. In addition, we are responsible for paying our proportionate share of the building’s utilities, taxes, insurance and maintenance as well as a property management fee.
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

ITEM 3. LEGAL PROCEEDINGS
In July 2015, we received a Notice Letter from Par that it had filed an ANDA containing a Paragraph IV Certification under the Hatch-Waxman Act and seeking approval from the FDA to market a generic version of OMIDRIA prior to the expiration of three Omeros patents, U.S. Patent Nos. 8,173,707, 8,586,633 and 9,066,856, which relate to OMIDRIA and that are listed in the FDA’s Orange Book for OMIDRIA. These patents were granted following review by the U.S. Patent and Trademark Office, or USPTO, are presumed to be valid under governing law, and can only be invalidated in federal court with clear and convincing evidence. Following receipt of the Paragraph IV Notice Letter we filed a patent infringement lawsuit against Par in the U.S. District Court for the District of New Jersey on September 2, 2015 and a patent infringement lawsuit against Par in the U.S. District Court for the District of Delaware on September 3, 2015. The lawsuits were filed under the Hatch-Waxman Act alleging Par’s infringement of U.S. Patent Nos. 8,173,707, 8,586,633 and 9,066,856. Based on our decision to pursue the action in federal court in Delaware, we voluntarily dismissed the complaint filed in the U.S. District Court for the District of New Jersey. The complaint that we filed in the U.S. District Court for the District of Delaware has been served on Par and Par has filed an answer asserting defenses and counterclaims for declaratory judgment of patent invalidity and non-infringement. In April 2016, August 2016 and November 2016, we amended the complaint to also assert infringement of U.S. Patent Nos. 9,278,101, 9,399,040 and 9,486,406, respectively, which correspondingly issued in March 2016, July 2016 and November 2016 and were listed in the Orange Book after Par’s Paragraph IV Notice Letter. Par has filed answers to our amended complaints asserting defenses and counterclaims for declaratory judgment of patent invalidity and non-infringement. Par has stipulated to infringement of each of the currently asserted patents and the court entered a partial judgment that the filing of Par’s ANDA constitutes an act of infringement of each of the currently asserted patents, subject to Par’s continued invalidity defenses and any challenge to enforceability. We have reviewed the invalidity assertions in Par’s Paragraph IV Notice Letter and defenses and counterclaims and believe they do not have merit, and we intend to defend our patents vigorously in the litigation against Par. Under the Hatch-Waxman Act, we were permitted to file suit within 45 days from receipt of Par’s Notice Letter and thereby trigger a 30-month stay of the FDA’s final approval of Par’s ANDA while the lawsuit against Par is pending. Our lawsuit against Par triggered such a stay, which is expected to remain in effect until late January 2018.

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

Year Ended December 31, 2016	High	Low
4th Quarter	$14.15	$7.20
3rd Quarter	$13.71	$10.36
2nd Quarter	$16.38	$9.46
1st Quarter	$16.80	$8.90

Year Ended December 31, 2015	High	Low
4th Quarter	$16.52	$10.69
3rd Quarter	$30.23	$10.48
2nd Quarter	$26.64	$17.62
1st Quarter	$27.64	$18.51
Holders
As of February 28, 2017, there were approximately 123 holders of record of our common stock.
Dividends
We have never declared or paid any cash dividends on our capital stock, and under the CRG Loan Agreement we have agreed not to pay any cash dividends. We expect to retain all available funds and future earnings to fund the development and growth of our business and we do not anticipate paying any cash dividends in the foreseeable future.
Stock Performance Graph
The following graph compares the cumulative total shareholder return for our common stock (OMER), the Nasdaq Biotechnology Index (NBI) and the Nasdaq U.S. Benchmark TR Index (NQUSBT) for the period beginning December 31, 2011 and ending December 31, 2016. This graph assumes that $100 was invested on December 31, 2011 in our common stock, the Nasdaq Biotechnology Index and the Nasdaq U.S. Benchmark TR Index. It also assumes that any dividends were reinvested. The data shown in the following graph are not necessarily indicative of future stock price performance.

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

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share and share data)
Consolidated Statements of Operations and Comprehensive Loss Data:
Revenue
Product Sales	$41,444	$13,264	$—	$—	$—
Grant revenue	173	245	539	1,600	6,022
Total revenue	41,617	13,509	539	1,600	6,022
Costs and expenses:
Cost of product sales	1,412	1,041	—	—	—
Research and development	50,699	48,379	47,946	36,297	31,922
Selling, general and administrative	43,782	35,327	22,601	15,819	10,985
Total costs and expenses	95,893	84,747	70,547	52,116	42,907
Loss from operations	(54,276)	(71,238)	(70,008)	(50,516)	(36,885)
Litigation settlement	—	—	—	12,500	—
Interest expense	(7,819)	(3,573)	(3,470)	(2,366)	(1,729)
Loss on early extinguishment of debt	(5,595)	(1,315)	—	—	—
Other income (expense), net	945	1,030	(195)	586	170
Net Loss	$(66,745)	$(75,096)	$(73,673)	$(39,796)	$(38,444)
Basic and diluted net loss per share	$(1.65)	$(2.00)	$(2.22)	$(1.39)	$(1.59)
Denominator for basic and diluted net loss per share	40,446,410	37,560,257	33,234,294	28,560,360	24,155,690

	As of December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$45,331	$28,263	$6,886	$14,101	$22,350
Working capital	44,191	20,893	(9,274)	2,944	16,341
Restricted cash and investments	5,835	10,679	679	679	679
Total assets	67,278	48,995	10,834	16,535	26,575
Notes payable and lease financing obligations, net	79,710	49,842	32,453	20,498	20,103
Accumulated deficit	(469,887)	(403,142)	(328,046)	(254,373)	(214,577)
Total shareholders’ deficit	(37,447)	(26,234)	(42,654)	(18,384)	(6,531)

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
Our marketed drug product OMIDRIA launched in the U.S. in the second quarter of 2015 and is used during cataract surgery or intraocular lens replacement. OMIDRIA is part of our proprietary PharmacoSurgery platform, which is designed to improve clinical outcomes of patients undergoing ophthalmological, arthroscopic, urological and other surgical procedures. Our PharmacoSurgery platform is based on low-dose combinations of FDA-approved therapeutic agents delivered directly to the surgical site throughout the duration of the procedure to inhibit preemptively inflammation and other problems caused by surgical trauma and to provide clinical benefits both during and after surgery.
Our pipeline includes clinical-stage development programs focused on: complement-associated thrombotic microangiopathies; complement-mediated glomerulonephropathies; Huntington’s disease and cognitive impairment; and addictive and compulsive disorders. In addition, we have a diverse group of preclinical programs and two additional platforms: one capable of unlocking new GPCR drug targets and the other used to generate antibodies. For OMIDRIA and each of our product candidates and our programs, other than OMS103, we have retained control of all commercial rights.
Financial Summary
We recognized net losses of $66.7 million, $75.1 million, and $73.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. Historically, these losses have been principally from expenses incurred in connection with research and development activities and beginning in 2014, selling activities associated with our commercial drug product, OMIDRIA. During the years ended December 31, 2016 and 2015, OMIDRIA revenues of $41.4 million and $13.3 million, respectively, helped offset a portion of our 2016 and 2015 operating expenses. Our net losses will continue until such time as we derive sufficient revenues from sales of OMIDRIA and/or other sources, such as licensing and other revenues from our product candidates, that are sufficient to cover our expenses.
As of December 31, 2016, our accumulated deficit was $469.9 million and total shareholders’ deficit was $37.4 million. We also had $45.3 million in cash and cash equivalents and short-term investments at December 31, 2016.

Results of Operations
Revenue
Our revenue primarily consists of U.S. product sales of OMIDRIA, as follows:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Product sales, net	$41,444	$13,264	$—

OMIDRIA was launched commercially in the U.S. in the second quarter of 2015. Product sales, net increased 212% in 2016 compared to 2015. The increase in product sales, net was primarily due to the continued acceptance of OMIDRIA in the ophthalmic surgery community, an increase in the number of customers and increased penetration into on-going customer accounts.

CMS has granted transitional pass-through reimbursement status for OMIDRIA, which we expect to run until January 1, 2018. Pass-through status allows for separate payment (i.e., outside the bundled payment) under Medicare Part B for new drugs and other medical technologies. We are seeking to extend pass-through reimbursement status or obtain separate reimbursement for OMIDRIA through legislative and/or administrative means; however, in the event that we do not obtain an extension of pass-through reimbursement status or separate reimbursement for OMIDRIA on or before January 1, 2018, we expect that OMIDRIA will be included as part of the packaged payment and as a result the per unit price we receive for OMIDRIA would be reduced.
We record OMIDRIA product sales net of estimated chargebacks, rebates, distribution fees and product returns. These deductions are generally referred to as gross-to-net deductions. As we have launched various programs (see below), our gross-to-net deductions have increased as a percentage of gross product sales. We anticipate that our gross-to-net deductions will continue to increase as a percentage of gross product sales in 2017 compared to 2016.
A summary of our gross-to-net provision and payments for the years ended December 31, 2016 and 2015 are as follows:

	Chargebacks and Rebates	Distribution Fees and Product Return Allowances	Total
	(In thousands)
Balance as of December 31, 2014	$—	$—	$—
Provision related to current period sales	320	555	875
Payments for current period sales	(140)	(278)	(418)
Balance as of December 31, 2015	180	277	457
Provision related to current period sales	4,203	1,434	5,637
Payments for current period sales	(2,754)	(1,230)	(3,984)
Balance as of December 31, 2016	$1,629	$481	$2,110
Chargebacks and Rebates
We have a Pharmaceutical Pricing Agreement and a 340B prime vendor agreement that enables entities who qualify for government pricing to receive discounts on their qualified purchases of OMIDRIA. These discounts are commonly referred to as chargebacks and are a significant component of our gross to net deductions. The discount percentage these entities receive per unit sold have been consistent since our product launch in 2015, but these discounts have grown as a percentage of product sales because an increasing percentage of our sales are eligible for the discount. We expect future chargeback deductions as a percentage of product sales to increase based on increased volume of purchases eligible for government-mandated discounts.
In October 2015 we launched the OMIDRIAssure program, which expands patient access to OMIDRIA through, among other things, our “We Pay the Difference” service. The service discount as a percentage of product sales increased in 2016 as compared to 2015 due primarily to the October introduction of the OMIDRIAssure program. We expect future deductions resulting from the OMIDRIAssure program to increase slightly as a percentage of product sales from the 2015 post-introduction rate.
In November 2016, we launched a purchase volume discount program for which ASCs qualify by meeting or exceeding quarterly purchase volumes of OMIDRIA. We expect rebate payments provided to ASCs under the purchase volume discount program to continue to increase as a percentage of product sales as additional ASCs register for the program.
Distribution Fees and Product Return Allowances
We pay our wholesalers a distribution fee for services that they perform for us based on the dollar value of their purchases of OMIDRIA. We also allow for the return of product up to 12 months past its expiration date or for product that is damaged or not used by our customers. Distribution fees were virtually unchanged as a percentage of our gross sales in 2016 compared to 2015 while our product returns were reduced in 2016 as a percentage of our gross sales. We expect future distribution fees and product returns will fluctuate in parallel with product sales.
Grant Revenue

Revenues recognized from grants are as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Small Business Innovative Research Grants (SBIR)	$173	$245	$539
As of December 31, 2016, we do not have any outstanding grants from which we derive revenue.
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
The following table illustrates our expenses associated with these activities:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Direct external expenses:
Clinical research and development:
MASP-2 Program - OMS721	$17,241	$15,852	$8,064
OMIDRIA - Ophthalmology	3,864	4,396	5,294
PDE10 Program - OMS824	221	1,508	10,974
Other clinical programs	279	37	144
Total clinical research and development	21,605	21,793	24,476
Preclinical research and development	1,731	1,383	2,252
Total direct external expenses	23,336	23,176	26,728

Internal, overhead and other expenses	21,059	20,226	16,464
Stock-based compensation expense	6,304	4,977	4,754
Total research and development expenses	$50,699	$48,379	$47,946
Direct external clinical research and development expense stayed consistent during the year ended December 31, 2016 compared to 2015. During the year ended December 31, 2016, we incurred increased clinical trial costs for our MASP-2 program as we advanced our Phase 2 trials and initiated technical transfer to a new manufacturing facility capable of providing commercial product. This increase was partially offset by reduced costs for our PDE10 program and lower OMIDRIA clinical trial costs due to completing in 2016 our FDA-required pediatric post-marketing trial and to reduced manufacturing costs.
The decrease in direct external clinical research and development expenses during the year ended December 31, 2015 compared to 2014 was due primarily to reduced costs for our PDE10 program in connection with its 2014 clinical suspension and lower OMIDRIA clinical trial costs after our U.S. approval in May 2014. This decrease was partially offset by increased clinical trial costs for our MASP-2 program as we advanced our Phase 2 trials in TMAs, including aHUS, and the cost of MASP-2 clinical trial material.
Internal, overhead and other expenses increased slightly during the year ended December 31, 2016 compared to 2015 primarily due to increased headcount related costs. Internal, overhead and other expenses also increased during year ended December 31, 2015 compared to 2014 due primarily to increased headcount related costs.
The increase in stock-based compensation during the year ended December 31, 2016 compared to 2015 was primarily due to stock option grants in February 2016 and in December 2016 relating to annual reviews of 2014 and 2015 employee performance, respectively. Two cycles of awards were granted during 2016 because no 2014annual option grants were made to employees in 2015.
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

We are required to expend substantial resources in the development of our product candidates due to the lengthy process of completing clinical trials and seeking regulatory approval. Any failure or delay in completing clinical trials, or in obtaining regulatory approvals, could cause a delay in our generation of revenue from new products, could increase our research and development expenses and, in turn, could have a material adverse effect on our operations, financial condition and liquidity. Because of the factors above, we are not able to estimate with any certainty when or if we would recognize any net cash inflows from our research and development projects.
Selling, General and Administrative Expenses

Our selling, general and administrative, or SG&A, expenses are comprised primarily of salaries, benefits, stock-compensation costs for sales, marketing, and other personnel not directly engaged in research and development, marketing and selling expenses, professional and legal services, general corporate costs and an allocation of our occupancy costs. In 2015 SG&A also included service fees incurred for our dedicated contract sales force, the majority of which we brought in-house in January 2016.

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Selling, general and administrative expenses, excluding stock-based compensation expense	$36,504	$30,723	$18,437
Stock-based compensation expense	7,278	4,604	4,164
Total selling, general and administrative expenses	$43,782	$35,327	$22,601
The increase in selling, general and administrative expenses during the year ended December 31, 2016 compared to 2015 was primarily due to increased legal costs associated with pursuing our patent infringement claims related to Par’s effort to obtain FDA approval for a generic version of OMIDRIA, and increased stock compensation expense.
The increase in stock-based compensation during the year ended December 31, 2016 compared to the same period of 2015 was primarily due to stock option grants in February 2016 and in December 2016 relating to annual reviews of employee performance in 2014 and 2015, respectively. Two cycles of awards were granted during 2016 because no 2014 performance-related annual stock options grants were made to employees in 2015.
The increase in selling, general and administrative expenses during the year ended December 31, 2015 compared to the same period of 2014 was primarily due to increased sales and marketing costs incurred in connection with our then third-party contracted OMIDRIA sales force; marketing materials, events and conferences; and administrative and legal costs to support the U.S. market launch of OMIDRIA in April 2015.
We expect our selling, general and administrative expenses for 2017 to increase slightly from 2016 primarily due to increased legal costs in connection with pursuing our patent infringement claims related to Par’s efforts to obtain FDA approval for a generic version of OMIDRIA and administration service fees related to the OMIDRIAssure program.

Interest Expense

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Interest Expense	$7,819	$3,573	$3,470
Interest expense was $7.8 million and $3.6 million for the years ended December 31, 2016 and 2015, respectively. The increase in interest expense was due to incremental borrowings of $25.2 million in December 2015, $20.0 million in May 2016 and $10.0 million in November 2016. The effective interest rate on our notes payable remained relatively constant throughout the period.
Interest expense was $3.6 million and $3.5 million for the years ended December 31, 2015 and 2014, respectively. Interest expense remained steady in 2015 compared to 2014 due to similar average balances outstanding and the same effective interest rate on our notes payable during 2015 and 2014.
Loss on Early Extinguishment of Debt
In November 2016, we entered into the CRG Loan Agreement with CRG Servicing LLC and repaid our previously outstanding loan. We incurred a loss of $5.6 million associated with the unamortized loan maturity fee and the prepayment fee related to our previously outstanding loan (see Note 7 to our Consolidated Financial Statements in this Annual Report on Form 10-K).
In December 2015, we entered into a Loan and Security Agreement with Oxford and East West Bank, or the Oxford/EWB Loan Agreement (see Note 7 to our Consolidated Financial Statements in this Annual Report on Form 10-K). We incurred a loss of $1.3 million associated with the unamortized loan maturity fee and the prepayment related to our previously outstanding loan.
Other Income (Expense), Net

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Other Income (Expense), Net	$945	$1,030	$(195)
Other income (expense), net principally includes sublease rental income and has remained consistent during the year ended December 31, 2016 compared to 2015. The increase in other income (expense), net during the year ended December 31, 2015 compared to 2014 is due to incremental sublease income earned in 2015 and an $863,000 warrant modification expense incurred in 2014 (see Note 9 to our Consolidated Financial Statements in this Annual Report on Form 10-K).

Financial Condition - Liquidity and Capital Resources
We have historically generated net losses and incurred negative cash flows. For the years ended December 31, 2016, 2015, and 2014 we incurred net losses of $66.7 million, $75.1 million and $73.7 million, respectively, and also incurred negative cash flows from operations of $51.5 million, $65.2 million and $58.0 million in 2016, 2015 and 2014, respectively.
Future Funding Requirements
We have a history of net losses and net cash outflows from operating activities. In addition, during 2017 we expect to incur, at a minimum, $6.8 million in debt service costs related to our existing notes payable. As of December 31, 2016, we had $45.3 million in cash, cash equivalents and short-term investments available to fund operations and debt service costs and our working capital totaled $44.2 million. We expect to continue to incur negative cash flows until such time as OMIDRIA product sales or other sources of revenue generate sufficient cash inflows to finance our operations and debt service. We are focused on securing continued separate reimbursement (or equivalent reimbursement treatment) for OMIDRIA (beyond the January 1, 2018 pass-through expiration date), on establishing corporate partnerships and on establishing collaboration and licensing revenue agreements. Until we are cash-flow positive, if at all, we will need to continue to raise funds through the issuance of public or private equity securities, including selling common stock through our ATM Agreement with JonesTrading (see Note 9 to our Consolidated Financial Statements in this Annual Report on Form 10-K) or additional borrowings including the $45.0 million contingently available under the CRG Loan Agreement (see Note 7 to our Consolidated Financial Statements in this Annual Report on Form 10-K). However, none of these sources of working capital are currently assured and, consequently, do not mitigate sufficiently the risks and uncertainties disclosed above. We have therefore concluded there is substantial doubt about our ability to continue as a going concern through March 16, 2018 (see Note 1 to our Consolidated Financial Statements in this Annual Report on Form 10-K). If we are unable to raise additional capital when needed through one or more of the avenues previously listed, or upon acceptable terms, such failure would have a significant negative impact on our financial condition. Should it be necessary to manage our operating expenses, we would reduce our projected cash requirements through reduction of our expenses by delaying clinical trials, reducing selected research and development efforts, or implementing other restructuring activities.
Cash Flow Data

	Years ended December 31,
	2016	2015	2014
	(In thousands)
Cash provided by (used in):
Operating activities	$(51,504)	$(65,209)	$(58,044)
Investing activities	(16,335)	(20,606)	6,157
Financing activities	68,698	86,826	50,857
Operating Activities. Net cash used in operating activities decreased for the year ended December 31, 2016 by $13.7 million as compared to the same period in 2015. The reduction in cash used in operating activities in 2016 largely resulted from the $8.4 million decline in our net loss from 2015, due primarily to an increase in OMIDRIA product sales, net of $28.2 million, which was partially offset by a $10.8 million increase in operating expenses. In addition, in 2016 we incurred $16.1 million of non-cash charges as compared to $11.0 million in 2015, which further reduced our cash used in operating activities. The improvement in our net cash used in operations was partially offset by a decrease in cash provided from accounts payable and accrued expenses of $4.5 million.
Net cash used in operating activities increased for the year ended December 31, 2015 by $7.2 million as compared to the same period in 2014. Our 2015 net loss increased by $1.4 million from 2014 due primarily to the OMIDRIA product sales, net of $13.3 million being offset by a $12.7 million increase in selling, general and administrative expenses associated with the U.S. launch of OMIDRIA. In addition we incurred a $6.1 million increase in receivables related to OMIDRIA sales, which generally have 30 to 90 day terms, increasing our cash used in operating activities.
Investing Activities. Cash flows from investing activities primarily reflect cash used to purchase short-term investments and proceeds from the sale and maturity of short-term investments, thus causing a shift between our cash and cash equivalents and short-term investment balances. Because we manage our cash usage with respect to our total cash, cash equivalents and short-term investments, we do not consider the fluctuations between cash, cash equivalents and our short-term investment balances to be important to the understanding of our liquidity and capital resources. The remaining component of cash flows from investing activities is the purchase of property and equipment.
Net cash used in investing activities in the year ended December 31, 2016 was $16.3 million, a decrease of $4.3 million from 2015, primarily due to the purchase of short-term investments for $74.0 million with the $38.0 million of net proceeds received from the sale of common stock in our public offering in August 2016 and the sale of common stock under our ATM Agreement, and $3.0 million in net proceeds from the CRG Loan Agreement. These purchases were partially offset by the sale and maturity of $57.8 million of short-term investments to provide cash for operating activities.
Net cash used in investing activities in the year ended December 31, 2015 was $20.6 million, an increase of $26.8 million from 2014, primarily due to the purchase of short-term investments with the $79.1 million of net proceeds received from the sale of common stock and pre-funded warrants in our public offering in February 2015 and $22.3 million in net proceeds from the Oxford/EWB loan. These purchases were partially offset by the sale of $71.4 million of short-term investments.
Financing Activities. Net cash provided by financing activities in the year ended December 31, 2016 was $68.7 million, a decrease of $18.1 million over the same period in 2015 primarily due to our reduced use of equity financings. In 2016, we received $38.0 million of net proceeds from the sale of 3.5 million shares of common stock in our public offering in August together with shares sold under our ATM agreement compared to $79.1 million of net proceeds from an equity offering in 2015. In addition, we received $22.8 million in net additional borrowings under the Oxford/EWB Loan Agreement and the CRG Loan Agreement. During the 2016 period, we also received $3.2 million from the exercise of employee stock options and warrants.

Net cash provided by financing activities in the year ended December 31, 2015 was $86.8 million, an increase of $36.0 million over the same period in 2014 primarily due to the $79.1 million of net proceeds received from the sale of 3.4 million shares of common stock and pre-funded warrants to purchase 749,250 shares of common stock in our public offering in February 2015 as compared to $37.8 million in 2014. In addition we also received net additional borrowings of $22.3 million under the Oxford/EWB Loan Agreement in 2015. During the 2015 period, we also received $2.9 million upon the exercise of employee stock options and warrants. These additions were offset by $7.4 million in principal payments under the Loan and Security Agreement, or the Oxford/MidCap Loan Agreement, with Oxford and MidCap Financial SBIC, LP, or MidCap, prior to entering into the Oxford/EWB Loan Agreement.
Loan and Security Agreement
In October, 2016, we entered into the CRG Loan Agreement, which is interest-only through December 31, 2020 and, subject to the achievement of certain milestones, potentially through the maturity date of September 30, 2022. We initially borrowed $80.0 million and may borrow up to an additional $45.0 million in two tranches of $25.0 million and $20.0 million, respectively, contingent upon achievement of certain conditions. To borrow the $25.0 million under the first tranche, we must achieve OMIDRIA net product sales of at least $18.0 million during any consecutive three month period or an average market capitalization of at least $700.0 million for any consecutive three month period, in each case ending on or prior to June 30, 2017, and the borrowing must occur on or prior to September 19, 2017. To borrow the $20.0 million under the second tranche, we must achieve OMIDRIA net product sales of at least $25.0 million during any consecutive three month period or an average market capitalization of at least $1.0 billion for any consecutive three month period, in each case ending on or prior to December 31, 2017, and the borrowing must occur on or prior to March 21, 2018.
The CRG Loan Agreement accrues interest at an annual rate of 12.25% (4.0% of which can be deferred at our option during the interest-only period by adding such amount to the aggregate principal amount) and is interest only for a minimum of four years and, subject to the achievement of certain milestones, potentially through the maturity date. If an OMIDRIA net revenue milestone is satisfied during the 12-month period ending on December 31, 2019, the interest rate may be reduced to 11.50%, 3.5% of which may be deferred at our option and added to the principal amount outstanding. In addition, if either the OMIDRIA net revenue milestone is satisfied during such period or a market capitalization milestone is achieved during the fourth quarter of 2020, the loan would convert to interest-only until the September 30, 2022 maturity. The CRG Loan Agreement requires us to maintain cash and cash equivalents of $5.0 million during the term of the agreement, which is recorded as restricted cash and investments in our Consolidated Balance Sheet.
We are also required to pay the Lenders a facility fee equal to 5.0% of the aggregate principal amount borrowed (including principal additions related to deferred interest) on repayment of the CRG Loan Agreement.
We may prepay all or a portion of the outstanding principal under the CRG Loan Agreement at any time upon prior notice subject to a prepayment fee through September 30, 2019, with no prepayment fee thereafter. In certain circumstances, including a change of control and certain asset sales or licensing transactions, we are required to prepay all or a portion of the loan, including the applicable prepayment premium on the amount of the outstanding principal to be prepaid.
The CRG Loan Agreement also requires us to achieve either (a) certain minimum net revenue amounts through the end of 2021, which are $35.0 million, $55.0 million and $65.0 million for the 2016, 2017 and 2018 calendar years, respectively, or (b) a minimum market capitalization threshold equal to the product of 6.4 multiplied by the aggregate principal amount of loans outstanding under the CRG Loan Agreement determined as of the fifth business day following announcement of earnings results for the applicable year. If we are unable to satisfy the minimum annual revenue requirement or the market capitalization threshold for any given year, we may avoid a related default by repaying the shortfall between actual revenues and the minimum revenue requirement for such year using proceeds generated by an equity or subordinated debt issuance. Our 2016 net revenues were $41.4 million and as a result we exceeded the minimum revenue requirement for 2016.
As of December 31, 2016, we were not in default under the CRG Loan Agreement.
At Market Issuance Sales Agreement
In January 2016, we entered into the ATM Agreement with JonesTrading. Pursuant to the ATM Agreement, we may direct JonesTrading to sell shares of our common stock with an aggregate offering price of up to $50 million directly on The Nasdaq Global Market, through or to a market maker other than on an exchange or in negotiated transactions. Any sales made under the ATM Agreement are based solely on our instructions and JonesTrading will receive a 1.7% commission from the gross proceeds. The ATM Agreement may be terminated by either party at any time upon 10 days’ notice to the other party, or by JonesTrading at any time in certain circumstances including the occurrence of a material adverse effect to Omeros.

Contractual Obligations and Commitments
The following table presents a summary of our contractual obligations and commitments as of December 31, 2016.

	Payments Due Within
	1 Year	2-3 Years	4-5 Years	More than 5 Years	Total
	(In thousands)
Operating leases	$4,474	$9,176	$9,241	$28,714	$51,605
Capital leases (principal and interest)	217	314	38	—	569
Notes payable (principal and interest) *	6,838	14,532	71,032	43,058	135,460
Goods & Services	2,195	—	—	—	2,195
Total	$13,724	$24,022	$80,311	$71,772	$189,829
*Assumes full deferral of interest at our option (Refer to “Liquidity-Loan and Security Agreement” above)
Operating Leases
We lease our office and laboratory space in The Omeros Building under a lease agreement with BMR - 201 Elliott Avenue LLC. The initial term of the lease ends in November 2027 and we have two options to extend the lease term, each by five years. As of December 31, 2016, the remaining aggregate non-cancelable rent payable under the initial term of the lease, excluding common area maintenance and related operating expenses, is $50.5 million.
We rent office and laboratory equipment and vehicles used by our sales force under various operating lease agreements with initial terms of five years or less. The vehicle leases can be terminated at our option, at any time, provided we compensate the lessor for differences in the book value and the fair value of each vehicle at such time. As of December 31, 2016, assuming vehicles are leased to term, the remaining aggregate rent payable under our leases is $1.1 million.
Notes Payable
Refer to “Liquidity-Loan and Security Agreement” above.
Goods & Services
We have a non-exclusive agreement with Hospira for the commercial supply of OMIDRIA and Hospira has produced product validation batches of OMIDRIA, which are currently undergoing testing prior to seeking FDA approval of the Hospira manufacturing facility. We anticipate that Hospira will be able to provide OMIDRIA commercial product to us beginning in mid-2017 and that our existing commercial supply of OMIDRIA inventory will be adequate to supply our needs until Hospira is able to supply our OMIDRIA commercial product needs. We may also be required, in connection with in-licensing or asset acquisition agreements, to make certain royalty and milestone payments and we cannot, at this time, determine when or if the related milestones will be achieved or whether the events triggering the commencement of payment obligations will occur. Therefore, such payments are not included in the table above. See Note 8 to our Consolidated Financial Statements in this Annual Report on Form 10-K for a description of the agreements that include these royalty and milestone payment obligations.

Critical Accounting Policies and Significant Judgments and Estimates
The preparation of our consolidated financial statements, in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances; however, actual results could differ from those estimates. An accounting policy is considered critical if it is important to a company’s financial condition and results of operations and if it requires the exercise of significant judgment and the use of estimates on the part of management in its application. Although we believe that our judgments and estimates are appropriate, actual results may differ materially from our estimates.
We believe the following to be our critical accounting policies because they are both important to the portrayal of our financial condition and results of operations and they require critical judgment by management and estimates about matters that are uncertain:

•	revenue recognition;

•	research and development expenses, primarily clinical trial expenses and manufacturing of drug product and clinical drug supply; and

•	stock-based compensation.
If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected.
Revenue Recognition
Our revenues are comprised primarily of product sales of OMIDRIA. Revenue is recognized when there is persuasive evidence that an arrangement exists, product title and risk of loss is passed or the service has been provided, the price is fixed or determinable and collection is reasonably assured. We record OMIDRIA product revenue upon delivery to our wholesalers. Product sales to a wholesaler are not recorded if we determine that the wholesaler’s on-hand OMIDRIA inventory, based on sell-through and inventory information we regularly receive from our wholesalers, exceeds approximately eight weeks of projected demand.

Product sales are recorded net of estimated chargebacks, wholesaler distribution fees, estimated product returns and rebates. Accruals, which require a substantial degree of judgment, are established for these deductions when revenue is recognized and actual amounts incurred are offset against the applicable accruals. If actual results vary from our estimates, we adjust our accruals which could have an effect on our results of operations in the period of the adjustment. We reflect each of these accruals as either a reduction in the related account receivable or as an accrued liability, depending on how the accrual is settled.
Chargebacks: Provisions for chargebacks are determined utilizing historical and projected payer mix and sale-through and inventory on-hand information received directly from wholesalers. Chargebacks are generally settled within four weeks of recording product sales revenue.
We provide reimbursement support services and financial assistance in the form of a rebate to patients whose commercial insurance is inadequate to cover the full cost of OMIDRIA. We apply an experience ratio to product sales to determine the rebate accrual. This experience ratio is reviewed and updated periodically to reflect actual results.
We provide rebate payments for which ASCs qualify by meeting or exceeding purchase volumes of OMIDRIA under our purchase volume discount program. Rebate accruals and payments are determined based on contractual volume achievement.
Distribution Fees and Product Return Allowances: We pay our wholesalers a distribution fee for services that they perform for us based on the WAC value of their purchases of OMIDRIA. We record a provision against product sales for these charges at the time of sale to the wholesaler.
We allow for the return of product up to 12 months past its expiration date or for product that is damaged. In estimating product returns, we take into consideration our return experience to date, the remaining shelf life of product we have previously sold, inventory in the wholesale channel and our expectation that product is typically not held by the healthcare providers based on the frequency of their reorders.
In late 2016, we launched a purchase volume discount program for which ASCs qualify by meeting or exceeding purchase volumes of OMIDRIA. We calculate rebate payments amounts due under this program based on actual qualifying purchase volumes and apply a contractual discount rate. For purchases of OMIDRIA not yet reported as sold-through to the ASC by our wholesalers, we apply an experience ratio to product sales to determine the rebated accrual. This experience ratio will be reviewed and updated periodically to reflect actual results.
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
Selling, General and Administrative
SG&A expenses are comprised primarily of salaries, service fees incurred for our sales force, benefits, and stock-compensation costs for sales, marketing, and other personnel not directly engaged in research and development. Additionally,

SG&A includes marketing and selling expenses, professional and legal services; patent costs; depreciation, an allocation of our occupancy costs; and other general corporate expenses.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board, or FASB, issued ASU No. 2014-15 related to disclosure of an entity’s ability to continue as a going concern. This standard requires management to evaluate whether substantial doubt exists regarding the entity’s ability to continue as a going concern at each reporting period for a duration of one year after the date the financial statements are issued or available to be issued. The standard establishes certain required disclosures if substantial doubt exists. On December 31, 2016, we adopted ASU 2014-15 on a prospective basis. We concluded there is a substantial doubt about the company’s ability to continue as a going concern (see “Going Concern” in Note 1 to our Consolidated Financial Statements in this Annual Report on Form 10-K for further discussion).
For the year ended December 31, 2016, we early adopted and applied retrospectively FASB Accounting Standards Update, or ASU, No. 2016-15, related to clarifying the classification of certain cash receipts and cash payments on the statement of cash flows. The new guidance requires, among other things, cash payments for debt prepayment or debt extinguishment costs to be classified as cash outflows for financing activities. The adoption of this standard resulted in the reclassification of $2.7 million of cash payments for debt prepayment costs and debt extinguishment costs within the financing activities section of our Consolidated Statements of Cash Flows for the year ended December 31, 2015.
Recent Accounting Pronouncements

In May 2014, the FASB issued amended guidance related to revenue from contracts with customers. The amended guidance introduces a new principles-based framework for revenue recognition and disclosure. Since its issuance, the FASB has issued five ASUs amending the guidance and effective date, and the SEC has rescinded certain related SEC guidance; the most recent of which was issued in December 2016. The effective date of the guidance requires us to adopt the standard at the beginning of our first quarter of fiscal 2018 with earlier application permitted. The new guidance requires either a modified retrospective method or a full retrospective method of transition. We currently anticipate adoption of the guidance at the beginning of our first quarter of fiscal 2018 under the modified retrospective method. While we have not yet completed our final review of the impact of this guidance, we currently do not anticipate a material impact on our revenue recognition practices. We continue to review variable consideration, potential disclosures, and our method of adoption to complete our evaluation of the impact on our consolidated financial statements. In addition, we continue to monitor additional changes, modifications, clarifications or interpretations undertaken by the FASB, which may impact our current conclusions.
In February 2016, the FASB issued ASU 2016-02 related to lease accounting. This standard requires lessees to recognize a right-of-use asset and a lease liability for most leases. This standard must be applied using a modified retrospective transition method and is effective for all annual and interim periods beginning after December 15, 2018. Earlier adoption is permitted. We are evaluating how this new standard will impact the presentation of our financial statements and related disclosures.
In March 2016, the FASB issued Accounting Standards Update ASU No. 2016-09 related to stock compensation, which simplifies several aspects of the accounting for share-based payment transactions. The new guidance requires companies to record excess tax benefits and tax deficiencies as income tax benefit or expense in the statement of operations when the awards vest or are settled, and eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the statement of cash flows. We will adopt the standard in the three months ended March 31, 2017. Upon adoption, we will recognize the previously unrecognized excess tax benefits through a cumulative-effect adjustment to accumulated deficit. The previously unrecognized excess tax effects will be recorded as a deferred tax asset, which will be fully offset by a valuation allowance.
Off-Balance Sheet Arrangements
We have not engaged in any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk is primarily confined to our investment securities and notes payable. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in high-credit-quality securities. As of December 31, 2016, we had cash, cash equivalents and short-term investments of $45.3 million. In accordance with our investment policy, we invest funds in highly liquid, investment-grade securities. The securities in our investment portfolio are not leveraged and are classified as available-for-sale. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates and, with our current portfolio of short term investments, we are not exposed to potential loss due to changes in interest rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Item 15 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2016. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management, with the participation of our principal executive and principal financial officers, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework). Based on the results of this assessment and on those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.
Ernst & Young LLP has independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 and its report is included below.
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fourth fiscal quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Omeros Corporation

We have audited Omeros Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Omeros Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Omeros Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Omeros Corporation as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, shareholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2016 of Omeros Corporation and our report dated March 16, 2017 expressed an unqualified opinion thereon that included an explanatory paragraph regarding Omeros Corporation’s ability to continue as a going concern.

/s/ Ernst & Young LLP

Seattle, Washington
March 16, 2017

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be contained in our definitive proxy statement issued in connection with the 2017 Annual Meeting of Shareholders and is incorporated herein by reference. Certain information required by this item concerning executive officers is set forth in Part I of this Annual Report on Form 10-K in “Business-Executive Officers and Key Employees.”

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item will be contained in our definitive proxy statement issued in connection with the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Except for the information set forth below, the information required by this item will be contained in our definitive proxy statement issued in connection with the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides certain information regarding our equity compensation plans in effect as of December 31, 2016:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:
2008 Equity Incentive Plan (1)	9,628,517	$9.79	524,145
Amended and Restated 1998 Stock Option Plan	180,788	2.40	—
nura inc.	69	10.63	—
Total	9,809,374	$9.66	524,145
(1) Our 2008 Equity Incentive Plan (the 2008 Plan) provides for the grant of incentive and nonstatutory stock options, restricted stock, stock appreciation rights, performance units and performance shares to employees, directors and consultants and subsidiary corporations’ employees and consultants. The 2008 Plan also allows any shares returned under our Amended and Restated 1998 Stock Option Plan (the 1998 Plan), as a result of cancellation of options or repurchase of shares issued pursuant to the 1998 Plan, to be issued under the 2008 Plan. In addition, our 2008 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each year equal to the lower of: (i) five percent of the outstanding shares of our common stock on the last day of the preceding year; (ii) 1,785,714 shares; and (iii) such other amount as our board of directors may determine. On January 1, 2017, an additional 1,785,714 shares became available for future issuance under our 2008 Plan in accordance with the annual increase. These additional shares from the annual increase are not included in the table above.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be contained in our definitive proxy statement issued in connection with the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be contained in our definitive proxy statement issued in connection with the
2017 Annual Meeting of Shareholders and is incorporated herein by reference.

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

OMEROS CORPORATION
/s/ GREGORY A. DEMOPULOS, M.D.
Gregory A. Demopulos, M.D.
President, Chief Executive Officer and Chairman of the Board of Directors
Dated: March 16, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY A. DEMOPULOS, M.D.	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 16, 2017
Gregory A. Demopulos, M.D.

/s/ MICHAEL A. JACOBSEN	Vice President, Finance, Chief Accounting Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2017
Michael A. Jacobsen

/s/ RAY ASPIRI	Director	March 16, 2017
Ray Aspiri

/s/ THOMAS J. CABLE	Director	March 16, 2017
Thomas J. Cable

/s/ PETER A. DEMOPULOS, M.D.	Director	March 16, 2017
Peter A. Demopulos, M.D.

/s/ ARNOLD C. HANISH	Director	March 16, 2017
Arnold C. Hanish

/s/ LEROY E. HOOD, M.D., PH.D.	Director	March 16, 2017
Leroy E. Hood, M.D., Ph.D.

/s/ RAJIV SHAH, M.D.	Director	March 16, 2017
Rajiv Shah, M.D.

OMEROS CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Omeros Corporation

We have audited the accompanying consolidated balance sheets of Omeros Corporation as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, shareholders’ deficit and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Omeros Corporation at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Omeros Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 16, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

Seattle, Washington
March 16, 2017

OMEROS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$2,224	$1,365
Short-term investments	43,107	26,898
Receivables	12,037	6,517
Inventory	1,128	472
Prepaid expense	1,766	1,894
Total current assets	60,262	37,146
Property and equipment, net	1,181	951
Restricted cash and investments	5,835	10,679
Other assets	—	219
Total assets	$67,278	$48,995
Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$2,519	$6,428
Accrued expenses	13,354	9,752
Current portion of lease financing obligations	198	73
Total current liabilities	16,071	16,253
Notes payable and lease financing obligations, net	79,512	49,769
Deferred rent	9,142	9,207
Commitments and contingencies (Note 8)
Shareholders’ deficit:
Preferred stock, par value $0.01 per share, 20,000,000 authorized and none issued at December 31, 2016 and 2015.	—	—
Common Stock, par value $0.01 per share, 150,000,000 shares authorized at December 31, 2016 and 2015; 43,819,133 and 38,040,891 issued and outstanding at December 31, 2016 and December 31, 2015, respectively.	438	380
Additional paid-in capital	432,002	376,528
Accumulated deficit	(469,887)	(403,142)
Total shareholders’ deficit	(37,447)	(26,234)
Total liabilities and shareholders’ deficit	$67,278	$48,995
See notes to consolidated financial statements

OMEROS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Product sales, net	$41,444	$13,264	$—
Grant revenue	173	245	539
Total revenue	41,617	13,509	539

Costs and expenses:
Cost of product sales	1,412	1,041	—
Research and development	50,699	48,379	47,946
Selling, general and administrative	43,782	35,327	22,601
Total costs and expenses	95,893	84,747	70,547
Loss from operations	(54,276)	(71,238)	(70,008)
Interest expense	(7,819)	(3,573)	(3,470)
Loss on early extinguishment of debt	(5,595)	(1,315)	—
Other income (expense), net	945	1,030	(195)
Net loss	$(66,745)	$(75,096)	$(73,673)
Comprehensive loss	$(66,745)	$(75,096)	$(73,673)
Basic and diluted net loss per share	$(1.65)	$(2.00)	$(2.22)
Weighted-average shares used to compute basic and diluted net loss per share	40,446,410	37,560,257	33,234,294
See notes to consolidated financial statements

OMEROS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance at December 31, 2013	30,359,508	$304	$235,685	$(254,373)	$(18,384)
Issuance of common stock, net of offering costs	3,500,000	35	37,719	—	37,754
Issuance of common stock upon exercise of warrants	28,653	—	68	—	68
Issuance of common stock upon exercise of stock options	297,303	3	1,797	—	1,800
Stock-based compensation	—	—	8,918	—	8,918
Warrant modification	—	—	863	—	863
Net loss	—	—	—	(73,673)	(73,673)

Balance at December 31, 2014	34,185,464	342	285,050	(328,046)	(42,654)
Issuance of common stock and pre-funded warrants, net of offering costs	3,444,831	34	79,042	—	79,076
Issuance of common stock upon exercise of warrants	133,240	1	1,435	—	1,436
Issuance of common stock upon exercise of stock options	277,356	3	1,420	—	1,423
Stock-based compensation	—	—	9,581	—	9,581
Net loss	—	—	—	(75,096)	(75,096)

Balance at December 31, 2015	38,040,891	380	376,528	(403,142)	(26,234)
Issuance of common stock in direct offering, net of offering costs	3,478,260	35	37,279	—	37,314
Issuance of common stock upon exercise of stock options	1,486,167	15	3,131	—	3,146
Issuance of common stock upon exercise of warrants	749,250	7	—	—	7
Issuance of common stock under the ATM Agreement, net of offering costs	64,565	1	724	—	725
Stock-based compensation	—	—	13,582	—	13,582
Warrants issued in connection with amendment to notes payable	—	—	758	—	758
Net loss	—	—	—	(66,745)	(66,745)

Balance at December 31, 2016	43,819,133	$438	$432,002	$(469,887)	$(37,447)

See notes to consolidated financial statements

OMEROS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities:
Net loss	$(66,745)	$(75,096)	$(73,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on early extinguishment of debt	5,595	1,315	—
Depreciation and amortization	300	209	317
Stock-based compensation expense	13,582	9,581	8,918
Non-cash interest expense	1,461	1,045	738
Conversion of accrued interest to notes payable	516	—	—
Warrant modification expense	—	—	863
Changes in operating assets and liabilities:
Receivables	(5,520)	(6,125)	(13)
Inventory	(656)	96	(568)
Prepaid expenses and assets	347	(586)	(987)
Accounts payable and accrued expenses	(319)	4,195	5,459
Deferred rent	(65)	157	902
Net cash used in operating activities	(51,504)	(65,209)	(58,044)
Investing activities:
Purchases and sales of property and equipment, net	(126)	(240)	(28)
Purchases of investments	(73,966)	(91,766)	(58,849)
Proceeds from the sale and maturities of investments	57,757	71,400	65,034
Net cash provided by (used in) investing activities	(16,335)	(20,606)	6,157
Financing activities:
Proceeds from issuance of common stock and pre-funded warrants, net	38,039	79,076	37,754
Proceeds from borrowings under notes payable	100,000	50,000	32,000
Repayments on notes payable and lease financing obligations	(70,137)	(32,000)	(20,000)
Payments for debt prepayment and extinguishment costs	(5,700)	(2,673)	(521)
Payments for debt issuance costs	(1,501)	(436)	(244)
Decrease (increase) in restricted investments	4,844	(10,000)	—
Proceeds upon exercise of stock options and warrants	3,153	2,859	1,868
Net cash provided by financing activities	68,698	86,826	50,857
Net increase (decrease) in cash and cash equivalents	859	1,011	(1,030)
Cash and cash equivalents at beginning of period	1,365	354	1,384
Cash and cash equivalents at end of period	$2,224	$1,365	$354
Supplemental cash flow information
Cash paid for interest	$5,293	$4,236	$2,674
Issuance of warrants in connection with amendment to notes payable	$758	$—	$—
Property acquired under capital lease	$404	$137	$200
See notes to consolidated financial statements

OMEROS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Basis of Presentation
Organization
We are a biopharmaceutical company committed to discovering, developing and commercializing both small-molecule and protein therapeutics for large-market as well as orphan indications targeting inflammation, coagulopathies and disorders of the central nervous system. Our first drug product OMIDRIA has been approved by the United States (U.S.) Food and Drug Administration (FDA) for use during cataract surgery or intraocular lens (IOL) replacement. We launched OMIDRIA in the U.S. in the second quarter of 2015.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant items subject to such estimates include revenue recognition, stock-based compensation expense and accruals for clinical trials, manufacturing of drug product and clinical drug supply and contingencies. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances; however, actual results could differ from these estimates.
Reclassifications
Certain reclassifications have been made to prior periods in the consolidated balance sheets, the statements of cash flows and the accompanying notes to conform with the current presentation. None of these reclassifications impacted our net loss or working capital as they pertained to the presentation of debt matters including issuance costs, extinguishment losses, early payments and proceeds.
Going Concern
As of December 31, 2016, we adopted the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 205-40, Presentation of Financial Statements - Going Concern (ASC 205-40), which requires management to assess our ability to continue as a going concern for one year after the date the financial statements are issued. Under ASC 205-40, management has the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date that the financial statements are issued. As required by this standard, management’s evaluation shall initially not take into consideration the potential mitigating effects of management’s plans that have not been fully implemented as of the date the financial statements are issued.
In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. We have a history of net losses ($66.7 million in 2016) and cash used in operating activities ($51.5 million in 2016). As of December 31, 2016, we had $45.3 million in cash, cash equivalents and short-term investments available to fund operations and debt service costs. We expect to continue to incur negative cash flows until such time as OMIDRIA or other sources of revenue generate sufficient cash inflows to finance our operations and debt service (which will be at least $6.8 million in 2017). In addition, we also considered that pass-through reimbursement for our commercial product, OMIDRIA, is currently due to expire on January 1, 2018.
In performing the second step of this assessment, we are required to evaluate whether our plans to mitigate the conditions above alleviate the substantial doubt about our ability to meet our obligations as they become due within one year after the date that the financial statements are issued. Our future plans include securing continued separate reimbursement (or equivalent reimbursement treatment) for OMIDRIA, establishing corporate partnerships, establishing collaboration and licensing revenue agreements, and issuing public or private equity securities, including selling common stock through our at-the-market facility

(ATM) with JonesTrading Institutional Services LLC (JonesTrading) (see Note 9 for further detail) or securing additional borrowings including potentially accessing the $45.0 million that is contingently available under the CRG Loan Agreement (see Note 7 for further detail). These sources of working capital are not currently assured, and consequently do not sufficiently mitigate the risks and uncertainties disclosed above. We have therefore concluded there is substantial doubt about our ability to continue as a going concern through March 16, 2018.
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

Note 2—Significant Accounting Policies
Cash and Cash Equivalents, Short-Term Investments and Restricted Cash and Investments
Cash and cash equivalents include highly liquid investments with a maturity of three months or less on the date of purchase. Short-term investment securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses, if any, are reported as a separate component of shareholders’ deficit. Amortization, accretion, interest and dividends, realized gains and losses and declines in value judged to be other-than-temporary are included in other income (expense), net. The cost of securities sold is based on the specific-identification method. Investments in securities with maturities of less than one year, or those for which management intends to use the investments to fund current operations, are included in current assets. We evaluate whether an investment is other-than-temporarily impaired based on the specific facts and circumstances. Factors that are considered in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis; the financial condition of the investee; and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment. Restricted cash and investments are held in certificates of deposit and money-market funds.
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
Receivables
Receivables relate primarily to sales of OMIDRIA to wholesalers and include reductions for estimated chargebacks and product returns which are expected to be settled through reductions in receivables. Remaining receivables consist of amounts from subleases for space in The Omeros Building and, as of December 31, 2015, amounts related to grants from the National Institutes of Health (NIH). Considering the nature and historic collectability of our receivables, we concluded an allowance for doubtful accounts is not necessary as of December 31, 2016 and 2015.
Property and Equipment, net
Property and equipment are stated at cost and depreciation is calculated using the straight-line method over the estimated useful life of the assets, which is generally three to 10 years. Equipment financed under capital leases is recorded as property and equipment and is amortized over the shorter of the useful lives of the related assets or the lease term. Expenditures for equipment purchased with grant funds are recorded as a reduction to the cost of the applicable equipment. Expenditures for repairs and maintenance are expensed as incurred.
Impairment of Long-Lived Assets
The carrying amount of long-lived assets is reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparing the carrying value to future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment will be reflected in the results of operations in the period of impairment. We have not recognized any impairment losses for the years ending December 31, 2016, 2015 and 2014.

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
Product Sales, Net
We record revenue from product sales when the product is delivered to our wholesalers. Product sales to a wholesaler are not recorded if we determine that the wholesaler’s on-hand OMIDRIA inventory, based on sell-through and inventory information we regularly receive from our wholesalers, exceeds approximately eight weeks of projected demand.
Product sales are recorded net of chargebacks, wholesaler distribution fees, estimated product returns and rebates. Accruals or allowances are established for these deductions in the same period when revenue is recognized, and actual amounts incurred are offset against the applicable accruals or allowances. We reflect each of these accruals or allowances as either a reduction in the related account receivable or as an accrued liability, depending on how the amount is expected to be settled.
Provisions for chargebacks are determined utilizing historical and projected payer mix and sale-through and inventory on-hand information received directly from wholesalers. Chargebacks are generally settled within four weeks of recording product sales revenue.
We provide reimbursement support services and financial assistance in the form of reimbursement to certain patients whose commercial insurance is inadequate to cover the full cost of OMIDRIA. We apply our historical rebate ratio to product sales to determine the rebate accrual. This ratio is reviewed and updated periodically to reflect actual results.
We provide rebate payments for which ambulatory surgery centers (ASCs) qualify by meeting or exceeding purchase volumes of OMIDRIA under a purchase volume discount program. Rebate accruals and payments under this program are determined based on contractual volume achievement.
We allow for the return of product up to 12 months past its expiration date or for product that is damaged. In estimating product returns, we take into consideration our return experience to date, the remaining shelf life of product we have previously sold, inventory in the wholesale channel and our expectation that product is typically not held by the healthcare providers based on the frequency of their reorders.
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
Selling, General and Administrative
Selling, general and administrative (SG&A) expenses are comprised primarily of salaries, service fees incurred for our sales force, benefits, and stock-compensation costs for sales, marketing, and other personnel not directly engaged in research and development. Additionally, SG&A includes marketing and selling expenses, professional and legal services; patent costs; depreciation, an allocation of our occupancy costs; and other general corporate expenses.

Advertising
Advertising costs, which we consider to be media and marketing materials, are expensed as incurred. We incurred $672,000 and $885,000 in advertising expense during the years ended December 31, 2016 and December 31, 2015, respectively. We had no similar expenses during the year ended December 31, 2014.
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
Stock-Based Compensation
Stock-based compensation expense is recognized for all share-based payments made to employees, directors and non-employees based on estimated fair values. The fair value of our stock options is calculated using the Black-Scholes option-pricing model which requires judgmental assumptions including volatility, forfeiture rates and expected option life. For employees and directors, we use the straight-line method to allocate compensation cost to reporting periods over each optionee’s requisite service period, which is generally the vesting period. Stock options granted to non-employees are accounted for using the fair-value approach and are subject to periodic revaluation over their vesting terms as earned.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is comprised of net loss and certain changes in equity that are excluded from net loss. There was no difference between comprehensive loss and net loss for the years ended December 31, 2016, 2015 or 2014.
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
Our notes payable includes features that meet the requirements under existing accounting guidance to be bifurcated from the respective notes payable agreement and to be recorded at fair value as a derivative asset or liability on the Consolidated Balance Sheet with the corresponding change in fair value recognized in Other income (expense), net on the Consolidated Statement of Operations. As of December 31, 2016, the fair value of the embedded derivatives was not material.
Major Customers
We sell OMIDRIA through a limited number of wholesalers. Each of these wholesalers, together with entities under their common control, accounted for greater than 10% of total revenues for the years ended December 31, 2016 and 2015 and greater than 10% of accounts receivable as of December 31, 2016 and 2015 as noted below.

	2016		2015
	Percentage of Total Revenue	Percentage of Accounts Receivable	Percentage of Total Revenue	Percentage of Accounts Receivable
Distributor A	31%	27%	37%	45%
Distributor B	32%	29%	31%	23%
Distributor C	28%	24%	28%	27%
Distributor D	*	19%	*	*

* Distributor did not account for greater than 10% of total revenues for the years ended December 31, 2016 and 2015 or greater than 10% of accounts receivable at December 31, 2015

Major Suppliers
We use a single contract manufacturer to supply OMIDRIA and generally a single contract manufacturer to produce clinical trial material which creates a concentration of risk for us.
We have a non-exclusive agreement with Hospira Worldwide, Inc. (Hospira), a wholly owned subsidiary of Pfizer, Inc., for the commercial supply of OMIDRIA, and Hospira has produced product validation batches of OMIDRIA which are currently undergoing testing prior to seeking FDA approval of the Hospira manufacturing facility. We are not permitted to sell any OMIDRIA produced by Hospira, however, until the Hospira manufacturing facility is approved by the FDA.
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
Recently Adopted Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-15 related to disclosure of an entity’s ability to continue as a going concern. This standard requires management to evaluate whether substantial doubt exists regarding the entity’s ability to continue as a going concern at each reporting period for a duration of one year after the date the financial statements are issued or available to be issued. The standard establishes certain required disclosures if substantial doubt exists. On December 31, 2016, we adopted ASU 2014-15 on a prospective basis. We concluded there is substantial doubt about our ability to continue as a going concern (see “Going Concern” in Note 1 for further discussion).
For the year ended December 31, 2016, we early adopted and applied retrospectively FASB Accounting Standards Update (ASU) No. 2016-15, related to clarifying the classification of certain cash receipts and cash payments on the statement of cash flows. The new guidance requires, among other things, cash payments for debt prepayment or debt extinguishment costs to be classified as cash outflows for financing activities. The adoption of this standard resulted in the reclassification of $2.7 million of cash payments for debt prepayment costs and debt extinguishment costs within the financing activities section of our Consolidated Statements of Cash Flows for the year ended December 31, 2015.
Recent Accounting Pronouncements

In May 2014, the FASB issued amended guidance related to revenue from contracts with customers. The amended guidance introduces a new principles-based framework for revenue recognition and disclosure. Since its issuance, the FASB has issued five ASUs amending the guidance and effective date, and the SEC has rescinded certain related SEC guidance; the most recent of which was issued in December 2016. The effective date of the guidance requires us to adopt the standard at the beginning of our first quarter of fiscal 2018 with earlier application permitted. The new guidance requires either a modified retrospective method or a full retrospective method of transition. We currently anticipate adopting the guidance at the beginning of our first quarter of fiscal 2018 under the modified retrospective method. While we have not yet completed our final review of the impact of this guidance, we currently do not anticipate a material impact on our revenue recognition practices. We continue to review variable consideration, potential disclosures, and our method of adoption to complete our evaluation of the impact on our consolidated financial statements. In addition, we continue to monitor additional changes, modifications, clarifications or interpretations undertaken by the FASB, which may impact our current conclusions.
In February 2016, the FASB issued ASU 2016-02 related to lease accounting. This standard requires lessees to recognize a right-of-use asset and a lease liability for most leases. This standard must be applied using a modified retrospective transition method and is effective for all annual and interim periods beginning after December 15, 2018. Earlier adoption is permitted. We are evaluating how this new standard will impact the presentation of our financial statements and related disclosures.
In March 2016, the FASB issued Accounting Standards Update ASU No. 2016-09 related to stock compensation, which simplifies several aspects of the accounting for share-based payment transactions. The new guidance requires companies to record excess tax benefits and tax deficiencies as income tax benefit or expense in the statement of operations when the awards vest or are settled, and eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the statement of cash flows. We will adopt the standard in the three months ended March 31, 2017. Upon adoption, we will recognize the previously unrecognized excess tax benefits through a cumulative-effect adjustment to accumulated deficit. The previously unrecognized excess tax effects will be recorded as a deferred tax asset, which will be fully offset by a valuation allowance.

Note 3—Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common share equivalents outstanding for the period, determined using the treasury-stock method. Common share equivalents are excluded from the diluted net loss per share computation if their effect is anti-dilutive.
The basic and diluted net loss per share amounts for the years ended December 31, 2016, 2015 and 2014 were computed based on the shares of common stock outstanding during the respective periods. Potentially dilutive securities excluded from the diluted loss per share calculation are as follows:

	Year Ended December 31,
	2016	2015	2014
Outstanding options to purchase common stock	9,809,374	8,310,235	8,364,469
Warrants and pre-funded warrants to purchase common stock	100,602	749,250	551,435
Total potentially dilutive securities	9,909,976	9,059,485	8,915,904

Note 4—Cash, Cash Equivalents and Investments
As of December 31, 2016 and 2015, all investments are classified as short-term and available-for-sale on the accompanying Consolidated Balance Sheets. Investment income, which is included as a component of other income (expense), consists primarily of interest earned.

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
Our fair-value hierarchy for our financial assets measured at fair value on a recurring basis are as follows:

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money-market funds classified as non-current restricted cash and investments	$5,835	$—	$—	$5,835
Money-market funds classified as short-term investments	43,107	—	—	43,107
Total	$48,942	$—	$—	$48,942

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money-market funds classified as non-current restricted cash and investments	$10,679	$—	$—	$10,679
Money-market funds classified as short-term investments	26,898	—	—	26,898
Total	$37,577	$—	$—	$37,577
Cash held in demand deposit accounts of $2.2 million and $1.4 million is excluded from our fair-value hierarchy disclosure as of December 31, 2016 and 2015, respectively. There were no unrealized gains or losses associated with our short-term investments as of December 31, 2016 or 2015. The carrying amounts reported in the accompanying Consolidated Balance Sheets for receivables, accounts payable, other current monetary assets and liabilities and notes payable and lease financing obligations approximate fair value.

Note 6—Certain Balance Sheet Accounts
Receivables

	December 31,
	2016	2015
	(In thousands)
Trade receivables	$11,937	$6,208
Grant receivables	—	136
Other receivables	100	173
Total receivables	$12,037	$6,517

Trade accounts receivable are shown net of $297,000 and $191,000 of chargebacks and product return allowances as of December 31, 2016 and 2015, respectively.

Inventory

	December 31,
	2016	2015
	(In thousands)
Raw materials	$101	$93
Work-in-process	854	158
Finished goods	173	221
Total inventory cost	$1,128	$472

Property and Equipment

	December 31,
	2016	2015
	(In thousands)
Laboratory equipment	$1,830	$1,735
Capital lease equipment	774	367
Office equipment and furniture	625	625
Computer equipment	476	482
Computer software	208	174
Total cost	3,913	3,383
Less accumulated depreciation and amortization	(2,732)	(2,432)
Total property and equipment, net	$1,181	$951
For the years ended December 31, 2016, 2015 and 2014, depreciation and amortization expense was $300,000, $209,000 and $317,000, respectively.
Accrued Expenses

	December 31,
	2016	2015
	(In thousands)
Employee compensation	$4,551	$2,590
Contract research and development	3,030	2,973
Consulting and professional fees	2,223	2,400
Clinical trials	1,167	1,108
Other accruals	2,383	681
Total accrued liabilities	$13,354	$9,752

Note 7—Notes Payable and Lease Financing Obligations

Notes payable and lease financing obligations consist of the following:

	December 31,
	2016	2015
	(In thousands)
Notes payable	$80,516	$50,000
Lender facility fee payable upon maturity	4,025	3,750
Lease financing obligations	522	279
Notes payable, facility fee and lease financing obligations	85,063	54,029
Unamortized debt discount	(3,958)	(3,750)
Unamortized debt issuance costs	(1,395)	(437)
Current portion of lease financing obligations	(198)	(73)
Notes payable and lease financing obligations, net	$79,512	$49,769
2014 Oxford/MidCap Loan Agreement
In March 2014, we entered into a Loan and Security Agreement (the Oxford/MidCap Loan Agreement) with Oxford and MidCap Financial SBIC, LP (MidCap) pursuant to which we borrowed $32.0 million. We used $19.1 million of the loan proceeds to repay all of the amounts owed by us under our previously outstanding loan agreement and, after deducting loan initiation costs, we received $12.7 million in net proceeds. The Oxford/MidCap Loan Agreement provided for interest-only payments at an annual rate of 9.25% through March 1, 2015 with principal and interest payments of $1.0 million commencing

April 1, 2015 through its maturity date of March 1, 2018. In addition, the Oxford/MidCap Loan Agreement required a $2.2 million loan maturity fee payment upon full repayment of the loan and a prepayment fee equal to 1.0% of the then-outstanding principal balance if we paid the loan prior to the maturity date. These costs were being amortized to interest expense using the effective interest method over the term of the Oxford/MidCap Loan Agreement.
2015 Oxford/EWB Loan Agreement
In December 2015, we entered into a Loan and Security Agreement (the Oxford/EWB Loan Agreement) with Oxford and East West Bank (EWB) pursuant to which we borrowed $50.0 million. In addition, we could borrow an additional $20.0 million contingent upon the satisfaction of certain conditions including minimum net revenues from OMIDRIA. We used $27.3 million of the loan proceeds to repay all of the amounts owed by us under the Oxford/Midcap Loan Agreement including the outstanding principal of $24.8 million, the loan maturity fee of $2.2 million and the prepayment fee of $248,000. After deducting all loan initiation costs and outstanding interest on the Oxford/MidCap Loan Agreement, we received $22.3 million in net proceeds. We accounted for the termination of the Oxford/Midcap Loan Agreement as a debt extinguishment and, accordingly, incurred a loss of $1.3 million associated with the unamortized loan maturity fee and the prepayment fee.
The Oxford/EWB Loan Agreement also required a $3.8 million loan maturity fee upon full repayment of the initial $50.0 million borrowed and $525,000 for each additional $10.0 million borrowed. We had the option to prepay the outstanding principal balance in its entirety at any time if we pay a prepayment equal to 1.0% of the then-outstanding principal balance. The Oxford/EWB Loan Agreement contained covenants that required us to, among other provisions, maintain $10.0 million in restricted cash and certain eligible term investments, and to establish an at-the-market (ATM) equity facility (see Note 9 for further discussion of the ATM equity facility).
In May 2016, we entered into the First Amendment to the Oxford/EWB Loan Agreement (the Amendment) whereby we accelerated the borrowing of the additional $20.0 million available to us under the Oxford/EWB Loan Agreement. After deducting all loan initiation costs, we received $19.9 million in net proceeds. The Amendment did not modify the interest rate or any terms or covenants of the Loan Agreement except to increase the final payment fee rate applicable to the additional $20.0 million borrowed from 5.25% to 6.25% reflecting the accelerated draw-down of the additional loan. In connection with the Amendment, we issued warrants to purchase an aggregate of 100,602 shares of Omeros common stock (the Warrants) to Oxford and EWB at the then current market price of $9.94 per share. We accounted for the Warrants as a discount to our notes payable (see Note 9 for further discussion of the Warrants).
We accounted for the Amendment as a debt modification and, accordingly, the unamortized discount and debt issuance costs associated with the Loan Agreement were being amortized to interest expense using the effective interest method over the remaining term of the Loan Agreement.
2016 CRG Loan Agreement
In October 2016, we entered into the CRG Loan Agreement with CRG Servicing LLC, which requires interest-only payments through December 31, 2020 and, subject to the achievement of certain milestones, potentially through the maturity date of September 30, 2022. We initially borrowed $80.0 million and may borrow up to an additional $45.0 million in two tranches of $25.0 million and $20.0 million, respectively, contingent upon achievement of certain conditions on or before June 30, 2017 and December 31, 2017, respectively. To borrow the $25.0 million under the first tranche, we must achieve OMIDRIA net product sales of at least $18.0 million during any consecutive three month period or an average market capitalization of at least $700.0 million for any consecutive three month period, in each case ending on or prior to June 30, 2017, and the borrowing must occur on or prior to September 19, 2017. To borrow the $20.0 million under the second tranche, we must achieve OMIDRIA net product sales of at least $25.0 million during any consecutive three month period or an average market capitalization of at least $1.0 billion for any consecutive three month period, in each case ending on or prior to December 31, 2017, and the borrowing must occur on or prior to March 21, 2018.
We used $75.7 million of the initial loan proceeds to repay all amounts owed by us under our then-outstanding Oxford/EWB Loan Agreement including the outstanding principal of $70.0 million, the loan maturity fee of $5.0 million and the prepayment fee of $700,000. After deducting the loan initiation costs and related fees on the CRG Loan Agreement, we received $3.0 million in net proceeds. We accounted for the termination of the Oxford/EWB Loan Agreement as a debt extinguishment and, accordingly, incurred a loss of 5.6 million associated with the unamortized loan maturity fee, loan initiation costs and the prepayment fee.
The CRG Loan Agreement accrues interest at an annual rate of 12.25% (4.00% of which can be deferred at our option during the interest-only period by adding such amount to the aggregate principal amount) and is interest only for a minimum of four years and, subject to the achievement of certain milestones, potentially through the maturity date. If an OMIDRIA net revenue milestone is satisfied during the 12-month period ending on December 31, 2019, the interest rate may be reduced to

11.50%, 3.50% of which may be deferred at our option and added to the principal amount outstanding. In addition, if either the OMIDRIA net revenue milestone is satisfied during such period or a market capitalization milestone is achieved during the fourth quarter of 2020, the loan would convert to interest-only until the September 30, 2022 maturity. The CRG Loan Agreement requires us to maintain cash and cash equivalents of $5.0 million during the term of the agreement which is recorded as restricted cash and investments in our Consolidated Balance Sheet.
We are also required to pay the Lenders a facility fee equal to 5.00% of the aggregate principal amount borrowed (including principal additions related to deferred interest) on repayment of the CRG Loan Agreement. The $4.0 million related to the facility fee is being accreted to notes payable using the effective interest method over the term of the loan agreement.
We may prepay all or a portion of the outstanding principal under the CRG Loan Agreement at any time upon prior notice to the Lenders subject to a prepayment fee through September 30, 2019, with no prepayment fee thereafter. In certain circumstances, including a change of control and certain asset sales or licensing transactions, we are required to prepay all or a portion of the loan, including the applicable prepayment premium of on the amount of the outstanding principal to be prepaid.
The CRG Loan Agreement also requires us to achieve either (a) certain minimum net revenue amounts through the end of 2021, which are $35.0 million, $55.0 million and $65.0 million for the 2016, 2017 and 2018 calendar years, respectively, or (b) a minimum market capitalization threshold equal to the product of 6.4 multiplied by the aggregate principal amount of loans outstanding under the CRG Loan Agreement determined as of the fifth business day following announcement of earnings results for the applicable year. If we are unable to satisfy the minimum annual revenue requirement or the market capitalization threshold for any given year, we may avoid a related default by repaying the shortfall between actual revenues and the minimum revenue requirement for such year using proceeds generated by an equity or subordinated debt issuance. We exceeded the OMIDRIA minimum revenue requirement for 2016.
The CRG Loan Agreement also includes customary events of default that include, among other things, non-payment, inaccuracy of representations and warranties, covenant breaches, cross default to material indebtedness or material agreements, bankruptcy and insolvency, material judgments and a change of control. An event of default under the CRG Loan Agreement also includes the occurrence of any material adverse effect upon our business, condition (financial or otherwise), operations, performance or property taken as a whole. If there is an event of default under the CRG Loan Agreement, the lenders may have the right to accelerate all of our repayment obligations under the CRG Loan Agreement and to take control of our pledged assets, which include substantially all of our assets including our intellectual property. Under certain circumstances, a default interest rate of an additional 4.00% per annum will apply on all outstanding obligations during the existence of an event of default under the Loan Agreement.
On December 31, 2016, as allowed under the CRG Loan Agreement, we deferred $516,000 of interest due on December 31, 2016 by increasing the principal amount outstanding. As of December 31, 2016, we were not in default under the CRG Loan Agreement.
Lease Financing Obligations
We have capital leases for certain lab and office equipment which have lease terms expiring between October 2017 and December 2021. Equipment costs related to these capital leases of $774,000 and $367,000 is included in our property and equipment as of December 31, 2016 and December 31, 2015, respectively and the accumulated depreciation on this equipment was $230,000 and $98,000, respectively. The remaining principal payments under these capital leases totaled $522,000 and $281,000 as of December 31, 2016 and 2015, respectively.

Future Principal Payments
Future principal payments as of December 31, 2016 under the CRG Loan Agreement and our capital equipment financing leases, based on stated contractual maturities, are as follows:

Year Ending December 31,	Notes Payable	Lease Financing Obligations	Total
	(In thousands)
2017	$—	$198	$198
2018	—	199	199
2019	—	89	89
2020	—	31	31
2021	46,009	5	46,014
Thereafter	34,507	—	34,507
Total future principal payments	$80,516	$522	$81,038
The principal payments reflected in the table above exclude the $4.0 million lender’s facility fee due on repayment of the CRG Loan Agreement.

Note 8—Commitments and Contingencies
Real Estate and Equipment Lease Obligations
We lease office and laboratory spaces in The Omeros Building. The initial term of the real estate lease ends in November 2027 and we have two options to extend the lease term, each by five years. As of December 31, 2016, the remaining aggregate non-cancelable rent under the initial terms of the real estate, excluding common area maintenance and related operating expenses, was $50.5 million. The deferred rent balance of $9.2 million relates to rent deferrals and landlord funded lease incentives since the inception of our lease and is being amortized to research and development and selling, general and administrative expense on a straight-line basis through the initial term of the lease.
Rent expense, including the amortization of lease incentives and rent deferrals, totaled $4.4 million, $4.5 million and $4.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.
We periodically sublease unused office and laboratory space in The Omeros Building to third-party tenants. Rental income received under these subleases was $737,000, $889,000 and $568,000 for the years ended December 31, 2016, 2015 and 2014, respectively. Rental income is recorded as other income (expense), net in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

We rent equipment and fleet vehicles for our sales force under various operating lease agreements which have remaining aggregate non-cancellable rent of $1.1 million at December 31, 2016.
Future minimum payments related to our leases at December 31, 2016, are as follows:

Year Ending December 31,	Lease Payments	Sublease Receipts	Net Lease Payments
	(In thousands)
2017	$4,474	$663	$3,811
2018	4,545	663	3,882
2019	4,632	597	4,035
2020	4,690	335	4,355
2021	4,552	—	4,552
Thereafter	28,712	—	28,712
Total	$51,605	$2,258	$49,347
Contracts
We have various agreements with third parties that collectively require payment of termination fees totaling $2.2 million as of December 31, 2016 if we cancel the work within specific time frames, either prior to commencing or during performance of the contracted services. This is in addition to fees associated with the CRG Loan Agreement as described within Note 7 and within the Contractual Obligations and Commitments and Financial Condition - Liquidity and Capital Resources sections of Management’s Discussion and Analysis.
Development Milestones and Product Royalties
Phosphodiesterase 10 (PDE10) inhibitors - In connection with a funding agreement with The Stanley Medical Research Institute entered into in December 2006, beginning the first calendar year after commercial sales of any therapeutic product that inhibits or modulates PDE10 (including for schizophrenia or Huntington’s disease), we are obligated to pay royalties based on net income of the product, as defined in the agreement. Based on the amount of grant funding received, the maximum amount of royalties payable by us is $12.8 million. For the years ended December 31, 2016, 2015 and 2014, we did not owe any royalties.
Peroxisome proliferators activated receptor gamma (PPARγ) - In February 2009, we entered into a patent assignment agreement whereby we acquired all intellectual property rights, including patent applications, related to PPARγ agonists for the treatment and prevention of addictions to substances of abuse, as well as other compulsive behaviors. In February 2011, we amended the patent assignment agreement to include all intellectual property rights, including patent applications, related to dietary supplements that increase PPARγ activity. We will be required to make payments up to $3.8 million in total, for both PPARγ agonists and dietary supplements that increase PPARγ activity, upon achievement of certain development events, such as the initiation of clinical trials and receipt of marketing approval. In addition, we are obligated to pay a low single-digit percentage royalty on any net sales of drug products that are covered by the patent assignment agreement. For the years ended December 31, 2016, 2015 and 2014, we did not owe any development milestones or royalties.
Phosphodiesterase 7 (PDE7) inhibitors - Under a license agreement with Daiichi Sankyo Co., Ltd. (Daiichi Sankyo) we hold an exclusive license to phosphodiesterase 7 (PDE7) inhibitors owned by Daiichi Sankyo for use in (1) the treatment of movement disorders and other specified indications; (2) addiction and compulsive disorders; and (3) all other indications except those related to dermatologic conditions. We will be required to make milestone payments to Daiichi Sankyo of up to $33.5 million upon the achievement of certain events, such as successful completion of certain preclinical toxicology studies; dosing of human subjects in Phase 1, 2 and 3 clinical trials; receipt of marketing approval of a PDE7 inhibitor product; and reaching specified sales milestones. However, if only one of the three indications is advanced through each milestone, the total milestone payments would be $23.5 million. In addition, we are obligated to pay Daiichi Sankyo a low single-digit percentage royalty on any net sales of a PDE7 inhibitor licensed under the agreement provided that if the sales are made by a sublicensee, the amount payable by us to Daiichi Sankyo is capped at a low double-digit percentage of all royalty and specified milestone payments that we receive from the sublicensee. For the year ended December 31, 2013, we paid $50,000 upon execution of an amendment which was recognized as research and development expense. For the years ended December 31, 2016, 2015 and 2014, we did not owe any development milestones or royalties.

Mannan-binding lectin-associated serine protease-2 (MASP-2) - In April 2010, we entered into an exclusive license agreement with Helion Biotech ApS (Helion), pursuant to which we received a royalty bearing, worldwide exclusive license to all of Helion’s intellectual property rights related to MASP-2 antibodies, polypeptides and methods in the field of inhibition of mannan-binding lectin-mediated activation of the complement system for the prevention, treatment or diagnosis of any disease or condition. We will be required to make development and sales milestone payments to Helion of up to $6.1 million upon the achievement of certain events, such as the filing of an Investigational New Drug Application (IND) with the FDA; initiation of Phase 2 and 3 clinical trials; receipt of marketing approval; and reaching specified sales milestones. We are obligated to pay Helion a low single-digit percentage royalty on net sales of a MASP-2 inhibitor product covered by the patents licensed under the agreement. For the year ended December 31, 2016 and 2015, we did not owe any development milestones or royalties. For the year ended December 31, 2014, we incurred development milestone costs of $300,000 under this agreement which was recognized as research and development expense.

G protein-coupled receptor (GPCR) - In October 2010, we entered into funding agreements for our GPCR program with Vulcan and LSDF. In connection with the funding agreements, we agreed to pay Vulcan and LSDF tiered percentages of the net proceeds derived from the GPCR program. The percentage rates decrease as the cumulative net proceeds reach specified thresholds, and the blended percentage rate in the aggregate is in the mid-teens with respect to approximately the first $1.5 billion of cumulative net proceeds. If we receive cumulative net proceeds in excess of approximately $1.5 billion, the percentage rate decreases to one percent. Pursuant to the agreement with Vulcan, we may pay a portion of Vulcan’s share of the one percent of net proceeds to a life sciences initiative (LSI) to be established in accordance with the LSDF agreement. The LSI will be a non-profit, tax-exempt organization with a mission to advance life sciences in the State of Washington.
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
As of December 31, 2016, we have not derived any net proceeds as defined in the Vulcan and LSDF agreements from our GPCR program.
Litigation
In July 2015, we received a Paragraph IV Notice Letter from Par Pharmaceutical, Inc. and its subsidiary, Par Sterile Products, LLC, (collectively, Par) stating that Par filed an Abbreviated New Drug Application (ANDA) seeking approval from the FDA to market a generic version of OMIDRIA prior to the expiration of three patents listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book) for OMIDRIA (the Orange Book Patents). Following receipt of the Paragraph IV Notice Letter, in September 2015 we filed a patent infringement lawsuit under the Hatch-Waxman Act against Par. In April 2016, August 2016 and November 2016, we amended the lawsuit to assert additional OMIDRIA patents. Par has stipulated to infringement of each of the currently asserted patents, and the court entered a partial judgment that Par’s filing of its ANDA constitutes an act of infringement of each of the currently asserted patents, subject to Par’s continued invalidity defenses and any challenge to enforceability. The filing of our suit against Par triggered a 30-month stay of the FDA’s approval of Par’s ANDA, which is expected to remain in effect until late January 2018. We have reviewed the invalidity assertions in Par’s Paragraph IV Notice Letter and defenses and counterclaims and believe they do not have merit, and we intend to defend our patents vigorously in the litigation against Par.

Note 9—Shareholders’ Equity
Common Stock
As of December 31, 2016, we had reserved shares of common stock for the following purposes:

Options granted and outstanding	9,809,374
Options available for future grant	524,145
Common stock warrants	100,602
Total shares reserved	10,434,121
Options Available for Future Grant - On January 1, 2017, an additional 1,785,714 shares became available for future issuance under the 2008 Equity Incentive Plan (the 2008 Plan) in accordance with the annual increase provisions of the 2008 Plan. These additional shares are not included in the table above.
At Market Issuance Sales Agreement - In January 2016, we entered into an At Market Issuance Sales Agreement (the ATM Agreement) with JonesTrading Institutional Services LLC (JonesTrading) pursuant to which we may direct JonesTrading to sell shares of our common stock directly on The Nasdaq Global Market, through a market maker other than on an exchange or in negotiated transactions. Any sales made under the ATM Agreement are based solely on our instructions and JonesTrading will receive a 1.7% commission from the gross proceeds. The ATM Agreement may be terminated by either party at any time upon 10 days' notice to the other party or by JonesTrading at any time in certain circumstances including the occurrence of a material adverse effect to Omeros. During the year ended December 31, 2016, we sold 64,565 shares of our common stock at an average price of $11.41 per share under the ATM Agreement and received net proceeds of $724,000. We currently may sell shares of our common stock having an aggregate offering price of up to $50.0 million under the ATM Agreement.
Securities Offerings - In August 2016, we sold 3.5 million shares of our common stock at a public offering price of $11.50 per share. After deducting underwriter discounts and offering expenses, we received net proceeds from the offering of $37.3 million.
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

Warrants
The following table summarizes our outstanding warrants at December 31, 2016:

Outstanding At December 31, 2016	Expiration Date	Exercise Price
100,602	May 18, 2023	$9.94

In connection with an amendment to the Oxford/EWB Loan Agreement in May 2016, we issued warrants to purchase an aggregate of 100,602 shares of our common stock to Oxford and EWB (the Warrants). We evaluated the terms of the Warrants and determined that the Warrants should be recorded as permanent equity. The aggregate fair value of the Warrants on the issue date was $758,000, which we recorded as a discount to our notes payable. We were amortizing the Warrants over the remaining term of the Oxford/EWB Loan Agreement using the effective interest method. On October 26, 2016, in connection with our repayment of the Oxford/EWB Loan Agreement (see Note 7), the unamortized discount to our notes payable was expensed as a loss on early extinguishment of debt in our Consolidated Statement of Operations and Comprehensive Loss. The Warrants remain outstanding and exercisable through May 18, 2023 at an exercise price per share of $9.94 per share.
In March 2016, we received cash proceeds of approximately $7,500 upon the cash exercise of our then-outstanding pre-funded warrants referenced above. The warrants had a weighted average exercise price of $0.01 per share, and the exercise resulted in the issuance of 749,250 shares of our common stock.

In March 2009, we issued warrants with an exercise price of $12.25 per share to brokers who assisted us in our Series E financing (the Series E Warrants). In both March and September 2014, we extended the expiration dates of the Series E Warrants by six months. We evaluated the fair value of the Series E Warrants before and after each modification, and we recorded $863,000 change in fair value as other income (expense), net in our Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2014.
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
As of December 31, 2016, a total of 10,333,519 shares were reserved for issuance under our stock plans, of which 524,145 were available for future grants. On January 1, 2017, an additional 1,785,714 shares became available for future issuance under our 2008 Plan in accordance with the annual increase. In February 2017, options exercisable for up to 1,434,250 shares were granted to employees related to 2016 annual performance grants.
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
The fair value of each option grant to employees and directors is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were applied to employee and director stock option grants during the periods ended:

	Year Ended December 31,
	2016	2015	2014
Estimated weighted-average fair value	$6.89	$11.31	$7.39
Weighted-average assumptions:
Expected volatility	74%	71%	73%
Expected term, in years	5.7	6.0	5.8
Risk-free interest rate	1.63%	1.68%	1.87%
Expected dividend yield	—%	—%	—%

The risk-free interest rates are based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term. For purposes of determining the expected term of the awards in the absence of sufficient historical data relating to stock-option exercises, we apply a simplified approach in which the expected term of an award is presumed to be the mid-point between the vesting date and the expiration date of the award. We have not declared or paid any dividends and do not currently expect to do so in the foreseeable future. Since October 2014, we have has based our expected volatility on our own trading history which is roughly equivalent to the average expected term of our options and we do not anticipate future volatility will differ significantly from the past.

Stock options granted to non-employees are accounted for using the fair-value approach. The fair value of non-employee option grants is estimated using the Black-Scholes option-pricing model and are re-measured over the vesting term as earned. The estimated fair value is charged to expense over the applicable service period. During the years ended December 31, 2016, 2015 and 2014, we granted to non-employees options to purchase 38,000 shares, 4,200 shares and 86,000 shares of common stock, respectively.
Stock-based compensation expense includes amortization of stock options granted to employees and non-employees and has been reported in our Consolidated Statements of Operations and Comprehensive Loss as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Research and development	$6,304	$4,977	$4,754
Selling, general and administrative	7,278	4,604	4,164
Total stock-based compensation expense	$13,582	$9,581	$8,918

In connection with the non-employee options, we recognized expense of $313,000, $492,000 and $289,000 during the years ended December 31, 2016, 2015 and 2014, respectively.
Stock option activity for all stock plans is as follows:

	Options Outstanding	Weighted- Average Exercise Price per Share	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (In thousands)
Balance at December 31, 2015	8,310,235	$7.97
Granted	3,128,567	10.72
Exercised	(1,486,167)	2.12
Forfeited and expired	(143,261)	12.92
Balance at December 31, 2016	9,809,374	$9.66	7.12	$11,162
Vested and expected to vest at December 31, 2016	9,483,392	$9.60	7.05	$11,155
Exercisable at December 31, 2016	6,568,859	$8.87	6.17	$11,087
The total intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $13.6 million, $3.9 million and $2.9 million, respectively.
At December 31, 2016, there were 3,240,515 unvested options outstanding that will vest over a weighted-average period of 2.4 years. Excluding non-employee stock options, the remaining estimated compensation expense to be recognized in connection with these options is $19.0 million.

Note 11—Income Taxes
We have a history of losses and therefore have made no provision for income taxes. Deferred income taxes reflect the tax effect of net operating loss and tax credit carryforwards and the net temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of deferred income taxes are as follows:

	December 31,
	2016	2015
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$126,410	$110,092
Tax credit carryforwards	18,741	14,758
Stock-based compensation	11,102	8,136
Deferred rent	3,318	3,324
Other	4,401	2,744
Total deferred tax assets	163,972	139,054
Less valuation allowance	(163,972)	(139,054)
Net deferred tax assets	$—	$—
As of December 31, 2016 and 2015, we had federal net operating loss carryforwards of approximately $378.9 million and $325.9 million, respectively, state net operating losses of approximately $50.0 million and $30.6 million, respectively, and tax credit carryforwards of approximately $18.7 million and $14.8 million, respectively. Approximately $13.3 million of our net operating loss carryforwards relate to tax deductible stock-based compensation in excess of amounts recognized for financial statement purposes. To the extent that net operating loss carryforwards, if realized, relate to stock-based compensation, the resulting tax benefits will be recorded to shareholders’ equity, rather than to the results of operations.
In certain circumstances, due to ownership changes, our net operating loss and tax credit carryforwards may be subject to limitations under Section 382 of the Internal Revenue Code. To date, we have not completed a Section 382 study. Unless previously utilized, our net operating loss and research and development tax credit carryforwards expire between 2018 and 2036.
We have established a 100% valuation allowance due to the uncertainty of our ability to generate sufficient taxable income to realize the deferred tax assets. Our valuation allowance increased $24.9 million, $30.4 million and $25.8 million in 2016, 2015 and 2014, respectively, primarily due to net operating losses incurred during these periods.
Reconciliation of income tax computed at federal statutory rates to the reported provisions for income taxes is as follows:

	Year ended December 31,
	2016	2015	2014
Federal statutory tax rate	(34)%	(34)%	(34)%
State tax rates	(2)%	(2)%	—%
Other permanent differences	3%	1%	2%
Change in valuation allowance	37%	41%	35%
Tax credits	(4)%	(5)%	(4)%
Other	—%	(1)%	1%
Effective tax rate	—%	—%	—%
We file federal and certain state income tax returns, which provides varying statutes of limitations on assessments. However, because of net operating loss carryforwards, substantially all of our tax years remain open to federal and state tax examination.
The guidance for accounting for uncertainties in income taxes requires that we recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As of December 31, 2016, 2015 and 2014, we maintained an uncertain tax position of $212,000 related to a reduction of our research and development credit deferred tax asset. Further, there were no unrecognized tax benefits that, if recognized, would impact our effective tax rate.
We recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense. To date, there have been no interest or penalties charged to us in relation to the underpayment of income taxes.

Note 12—401(k) Retirement Plan
We have adopted a 401(k) plan. To date, we have not matched employee contributions or made discretionary contributions to the plan. Starting in 2017, the plan will provide for an annual company match on employee contributions, initially set at a maximum of 4.0% of each participating employee’s contributions, with a maximum company match of $4,000 per employee per year. All employees are eligible to participate, provided they meet the requirements of the plan.

Note 13—Quarterly Information (Unaudited)
The following table summarizes the unaudited statements of operations and comprehensive loss for each quarter of 2016 and 2015 (in thousands, except per share amounts):

2016	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Revenue	$7,419	$10,004	$11,289	$12,905
Total operating expenses	26,871	20,933	23,327	24,762
Loss from operations	(19,452)	(10,929)	(12,038)	(11,857)
Net loss	(20,539)	(12,612)	(13,962)	(19,632)
Basic and diluted net loss per share	$(0.54)	$(0.32)	$(0.34)	$(0.45)

2015	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Revenue	$388	$3,187	$3,259	$6,675
Total operating expenses	18,318	19,154	22,560	24,715
Loss from operations	(17,930)	(15,967)	(19,301)	(18,040)
Net loss	(18,669)	(16,680)	(19,921)	(19,826)
Basic and diluted net loss per share	$(0.51)	$(0.44)	$(0.53)	$(0.52)

ITEM 16. FORM 10-K SUMMARY
Not included.

EXHIBIT INDEX

	Exhibit Description	Incorporated by Reference
Exhibit No.		Form	File No.	Exhibit No.	Filing Date	Filed Herewith

3.1	Amended and Restated Articles of Incorporation of Omeros Corporation	10-K	001-34475	3.1	03/31/2010

3.2	Amended and Restated Bylaws of Omeros Corporation	10-K	001-34475	3.2	03/31/2010

4.1	Form of Omeros Corporation common stock certificate	S-1/A	333-148572	4.1	10/02/2009

4.2	Form of Omeros Corporation Warrant to Purchase Common Stock	8-K	001-34475	10.3	05/19/2016

10.1*	Form of Indemnification Agreement entered into between Omeros Corporation and its directors and officers	S-1	333-148572	10.1	01/09/2008

10.2*	Second Amended and Restated 1998 Stock Option Plan (as amended)	S-1	333-148572	10.2	01/09/2008

10.3*	Form of Stock Option Agreement under the Second Amended and Restated 1998 Stock Option Plan (that does not permit early exercise)	S-1	333-148572	10.3	01/09/2008

10.4*	nura, inc. 2003 Stock Plan	S-1	333-148572	10.6	01/09/2008

10.5*	Form of Stock Option Agreement under the nura, inc. 2003 Stock Plan	S-1	333-148572	10.7	01/09/2008

10.6*	2008 Equity Incentive Plan (as amended)					X

10.7*	Form of Stock Option Award Agreement under the 2008 Equity Incentive Plan	10-Q	001-34475	10.2	11/07/2013

10.8*	Second Amended and Restated Employment Agreement between Omeros Corporation and Gregory A. Demopulos, M.D. dated April 7, 2010	8-K	001-34475	10.1	04/12/2010

10.9*	Offer Letter between Omeros Corporation and Marcia S. Kelbon, Esq. dated August 16, 2001	S-1	333-148572	10.12	01/09/2008

10.10*	Technology Transfer Agreement between Omeros Corporation and Gregory A. Demopulos, M.D. dated June 16, 1994	S-1	333-148572	10.14	01/09/2008

10.11	Technology Transfer Agreement between Omeros Corporation and Pamela Pierce, M.D., Ph.D. dated June 16, 1994	S-1	333-148572	10.15	01/09/2008

10.12*	Second Technology Transfer Agreement between Omeros Corporation and Gregory A. Demopulos, M.D. dated December 11, 2001	S-1	333-148572	10.16	01/09/2008

10.13	Second Technology Transfer Agreement between Omeros Corporation and Pamela Pierce, M.D., Ph.D. dated March 22, 2002	S-1	333-148572	10.17	01/09/2008

10.14	Lease dated January 27, 2012 between Omeros Corporation and BMR-201 Elliott Avenue LLC	8-K	001-34475	10.1	02/01/2012

10.15	First Amendment to Lease dated November 5, 2012 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-Q	001-34475	10.2	11/09/2012

10.16	Second Amendment to Lease dated November 16, 2012 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-K	001-34475	10.18	03/18/2013

10.17	Third Amendment to Lease dated October 16, 2013 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-K	001-34475	10.18	03/13/2014

10.18	Fourth Amendment to Lease dated September 8, 2015 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-Q	001-34475	10.3	11/09/2015

10.19†	Commercial Supply Agreement between Omeros Corporation and Hospira Worldwide, Inc. dated October 9, 2007	S-1/A	333-148572	10.28	09/16/2009

10.20†	Exclusive License and Sponsored Research Agreement between Omeros Corporation and the University of Leicester dated June 10, 2004	S-1/A	333-148572	10.29	09/16/2009

10.21†	Research and Development Agreement First Amendment between Omeros Corporation and the University of Leicester dated October 1, 2005	S-1	333-148572	10.30	01/09/2008

10.22†	Research and Development Agreement Eighth and Ninth Amendments between Omeros Corporation and the University of Leicester dated March 21, 2012 and September 1, 2013	10-K	001-34475	10.24	03/16/2015

10.23†	Exclusive License and Sponsored Research Agreement between Omeros Corporation and the Medical Research Council dated October 31, 2005	S-1/A	333-148572	10.31	09/16/2009

10.24†	Amendment dated May 8, 2007 to Exclusive License and Sponsored Research Agreement between Omeros Corporation and the Medical Research Council dated October 31, 2005	S-1	333-148572	10.32	01/09/2008

10.25†	Funding Agreement between Omeros Corporation and The Stanley Medical Research Institute dated December 18, 2006	S-1/A	333-148572	10.33	05/15/2009

10.26†	Patent Assignment Agreement between Omeros Corporation and Roberto Ciccocioppo, Ph.D. dated February 23, 2009	S-1/A	333-148572	10.47	09/16/2009

10.27†	First Amendment to Patent Assignment Agreement between Omeros Corporation and Roberto Ciccocioppo, Ph.D. effective December 31, 2010	10-K	001-34475	10.28	03/18/2013

10.28*	Omeros Corporation Non-Employee Director Compensation Policy					X

10.29†	License Agreement between Omeros Corporation and Daiichi Sankyo Co., Ltd. (successor-in-interest to Asubio Pharma Co., Ltd.) dated March 3, 2010	10-Q	001-34475	10.1	05/12/2010

10.30†	Amendment No. 1 to License Agreement with an effective date of January 5, 2011 between Omeros Corporation and Daiichi Sankyo Co., Ltd.	10-Q	001-34475	10.1	05/10/2011

10.31†	Amendment No. 2 to License Agreement with an effective date of January 25, 2013 between Omeros Corporation and Daiichi Sankyo Co., Ltd.	10-Q	001-34475	10.1	05/09/2013

10.32†	Exclusive License Agreement between Omeros Corporation and Helion Biotech ApS dated April 20, 2010	10-Q	001-34475	10.2	08/10/2010

10.33†	Platform Development Funding Agreement between Omeros Corporation and Vulcan Inc. and its affiliate dated October 21, 2010	10-K	001-34475	10.44	03/15/2011

10.34†	Grant Award Agreement between Omeros Corporation and the Life Sciences Discovery Fund Authority dated October 21, 2010	10-K	001-34475	10.45	03/15/2011

10.35†	Pharmaceutical Manufacturing and Supply Agreement dated March 5, 2014 by and between Patheon Manufacturing Services, LLC (successor-in-interest to DSM Pharmaceuticals, Inc.) and Omeros Corporation	10-Q	001-34475	10.5	05/12/2014

10.36†	First Amendment to Pharmaceutical Manufacturing and Supply Agreement between Patheon Manufacturing Services (successor-in-interest to DSM Pharmaceuticals, Inc.) and Omeros Corporation dated July 7, 2015	10-Q	001-34475	10.2	11/09/2015

10.37†	Second Amendment to Pharmaceutical Manufacturing and Supply Agreement between Patheon Manufacturing Services (successor-in-interest to DSM Pharmaceuticals, Inc.) and Omeros Corporation dated August 24, 2016	10-Q	001-34475	10.1	11/09/2016

10.38††
Third Amendment to Pharmaceutical Manufacturing and Supply Agreement between Patheon Manufacturing Services (successor-in-interest to DSM Pharmaceuticals, Inc.) and Omeros Corporation dated December 5, 2016
						X

10.39†	Master Services Agreement between Omeros Corporation and Ventiv Commercial Services, LLC, made as of May 12, 2014	10-Q	001-34475	10.1	08/11/2014

10.40†	Project Agreement (Detailing and Sales Operation Services) between Omeros Corporation and Ventiv Commercial Services, LLC, made as of May 12, 2014	10-Q	001-34475	10.2	08/11/2014

10.41	First Amendment to Project Agreement (Detailing and Sales Operation Services) between Omeros Corporation and Ventiv Commercial Services, LLC, dated June 13, 2014	10-Q	001-34475	10.3	08/11/2014

10.42†	Second Amendment to Project Agreement (Detailing and Sales Operation Services) between Omeros Corporation and Ventiv Commercial Services, LLC, made as of October 17, 2014	10-K	001-34475	10.45	03/16/2015

10.43	Project Agreement (Sales Operation Services for Client Sales Teams) between Omeros Corporation and Ventiv Commercial Services, LLC, made as of January 1, 2016	10-K	001-34475	10.42	3/15/2016

10.44†	Commercial Supply Agreement among Omeros Corporation, Hospira S.p.A. and Hospira Worldwide, Inc. dated October 3, 2014	10-K	001-34475	10.46	03/16/2015

10.45†	First Amendment to Commercial Supply Agreement dated August 1, 2015 by and between Omeros Corporation and Hospira Worldwide, Inc.	10-Q	001-34475	10.1	11/09/2015

10.46†	License Agreement effective as of June 9, 2015 by and between Omeros Corporation, JCB Laboratories, LLC, and Fagron Compounding Services, LLC, d/b/a Fagron Sterile Services	10-Q	001-34475	10.1	08/10/2015

10.47	At Market Issuance Sales Agreement dated January 6, 2016 between Omeros Corporation and JonesTrading Institutional Services LLC	8-K	001-34475	1.1	01/06/2016

10.48	Loan and Security Agreement between Omeros and Oxford Finance LLC, as collateral agent and as a lender, and East West Bank, as a lender, dated December 30, 2015	8-K	001-34475	10.1	01/06/2016

10.49	First Amendment to Loan and Security Agreement between Omeros and Oxford Finance LLC, as collateral agent and as a lender, and East West Bank, as a lender, dated May 16, 2016	8-K	001-34475	10.1	05/19/2016

10.50	Form of Secured Promissory Note issued by Omeros to Oxford Finance LLC and to East West Bank, each dated December 30, 2015	8-K	001-34475	10.2	01/06/2016

10.51	Form of Secured Promissory Note issued by Omeros to Oxford Finance LLC and to East West Bank	8-K	001-34475	10.2	05/19/2016

10.52	Term Loan Agreement among Omeros Corporation, nura, inc., CRG Servicing LLC, as administrative agent, and certain lenders, dated October 26, 2016	8-K	001-34475	10.1	10/27/2016

10.53	Form of Security Agreement among Omeros Corporation, nura, inc. and CRG Servicing LLC	8-K	001-34475	10.2	10/27/2016

12.1	Ratio of Earnings to Fixed Charges					X

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

99.1	Description of Capital Stock					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Indicates management contract or compensatory plan or arrangement.

†	Portions of this exhibit are redacted in accordance with a grant of confidential treatment.

††	Portions of this exhibit are redacted in accordance with a request for confidential treatment.