Form 10-Q
period 2017-03-31
OMEROS CORP
filed 2017-05-10
CIK 1285819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
 ________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 2, 2017, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 43,939,513.

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

•
our ability to enter into acceptable arrangements with potential corporate partners, including with respect to OMIDRIA, and our ability to effect any such arrangement with respect to OMIDRIA in the European Union, or EU, and place OMIDRIA on the market in at least one European Economic Area, or EEA, country prior to July 28, 2018;

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

•
the expected course and costs of existing claims, legal proceedings and administrative actions, our involvement in potential claims, legal proceedings and administrative actions, and the merits, potential outcomes and effects of both existing and potential claims, legal proceedings and administrative actions, as well as regulatory determinations, on our business, prospects, financial condition and results of operations, including but not limited to our patent infringement lawsuit against Par Pharmaceutical, Inc. and its subsidiary, Par Sterile Products, LLC, which we refer to collectively as Par;

•
our expectations regarding our OMS103 exclusive license agreement including, without limitation, manufacturing and commercialization of OMS103 and the commencement and subsequent continuation of product sales on which we could receive royalty revenue;

•	the factors on which we base our estimates for accounting purposes and our expectations regarding the effect of changes in accounting guidance or standards on our operating results; and

•	our expected financial position, performance, revenues, growth, costs and expenses, magnitude of net losses and the availability of resources.
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

OMEROS CORPORATION
FORM 10-Q FOR THE QUARTER ENDED March 31, 2017

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
OMEROS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$1,282	$2,224
Short-term investments	32,371	43,107
Receivables	13,481	12,037
Inventory	960	1,128
Prepaid expense	3,260	1,766
Total current assets	51,354	60,262
Property and equipment, net	1,215	1,181
Restricted cash and investments	5,835	5,835
Total assets	$58,404	$67,278

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$2,409	$2,519
Accrued expenses	14,336	13,354
Current portion of lease financing obligations	228	198
Total current liabilities	16,973	16,071
Notes payable and lease financing obligations, net	80,503	79,512
Deferred rent	9,041	9,142
Commitments and contingencies (Note 8)
Shareholders’ deficit:
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized and none issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, par value $0.01 per share, 150,000,000 shares authorized at March 31, 2017 and December 31, 2016; 43,937,031 and 43,819,133 issued and outstanding at March 31, 2017 and December 31, 2016, respectively	439	438
Additional paid-in capital	436,424	432,002
Accumulated deficit	(484,976)	(469,887)
Total shareholders’ deficit	(48,113)	(37,447)
Total liabilities and shareholders’ deficit	$58,404	$67,278
See notes to condensed consolidated financial statements

OMEROS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues
Product sales, net	$12,257	$7,246
Grant revenue	—	173
Total revenue	12,257	7,419

Costs and expenses
Cost of product sales	271	327
Research and development	12,240	15,434
Selling, general and administrative	12,471	11,110
Total costs and expenses	24,982	26,871
Loss from operations	(12,725)	(19,452)
Interest expense	(2,663)	(1,375)
Other income (expense), net	299	288
Net loss	$(15,089)	$(20,539)
Comprehensive loss	$(15,089)	$(20,539)
Basic and diluted net loss per share	$(0.34)	$(0.54)
Weighted-average shares used to compute basic and diluted net loss per share	43,828,572	38,317,084
See notes to condensed consolidated financial statements

OMEROS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net loss	$(15,089)	$(20,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	115	53
Stock-based compensation expense	3,276	4,422
Non-cash interest expense	995	213
Changes in operating assets and liabilities:
Receivables	(1,444)	(129)
Inventory	168	(1,500)
Prepaid expenses and other assets	(1,494)	(420)
Accounts payable, accrued expenses, and deferred rent	771	1,272
Net cash used in operating activities	(12,702)	(16,628)
Investing activities:
Purchases of property and equipment	(72)	—
Purchases of investments	(1,042)	(18)
Proceeds from the sale and maturities of investments	11,778	14,650
Net cash provided by investing activities	10,664	14,632
Financing activities:
Payments on lease financing obligations	(51)	—
Proceeds upon exercise of stock options and warrants	1,147	1,609
Net cash provided by financing activities	1,096	1,609
Net decrease in cash and cash equivalents	(942)	(387)
Cash and cash equivalents at beginning of period	2,224	1,365
Cash and cash equivalents at end of period	$1,282	$978
Supplemental cash flow information
Cash paid for interest	$1,667	$776
Conversion of accrued interest to notes payable	$805	$—
Property acquired under capital lease	$70	$—
See notes to condensed consolidated financial statements

OMEROS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1—Organization and Significant Accounting Policies
Organization
We are a biopharmaceutical company committed to discovering, developing and commercializing both small-molecule and protein therapeutics for large-market as well as orphan indications targeting inflammation, coagulopathies and disorders of the central nervous system. Our first drug product, OMIDRIA, is approved by the United States (U.S.) Food and Drug Administration (FDA) and in the European Economic Area for use during cataract surgery or intraocular lens replacement.
Basis of Presentation
Our condensed consolidated financial statements include the financial position and results of operations of Omeros Corporation (Omeros) and our wholly owned subsidiaries. All inter-company transactions have been eliminated and we have determined we operate in one segment. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 includes all adjustments, which include normal recurring adjustments, necessary to present fairly our interim financial information. The Condensed Consolidated Balance Sheet at December 31, 2016 has been derived from our audited financial statements but does not include all of the information and footnotes required by GAAP for audited annual financial information.
The accompanying unaudited condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and related notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the U.S. Securities and Exchange Commission (SEC) on March 16, 2017.
Going Concern
Under ASC 205-40, we have the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date that the financial statements are issued. As required by this standard, our evaluation shall initially not take into consideration the potential mitigating effects of our plans that have not been fully implemented as of the date the financial statements are issued.
In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. We have a history of net losses ($66.7 million in 2016) and use significant cash in operating activities ($51.5 million in 2016). For the three months ended March 31, 2017, our net loss was $15.1 million and cash used in operating activities was $12.7 million. As of March 31, 2017, we had $33.7 million in cash, cash equivalents and short-term investments available to fund operations and debt service costs. We expect to continue to incur negative cash flows until such time as OMIDRIA or other sources of revenue generate sufficient cash inflows to finance our operations and debt service requirements (which debt service will be at least $6.9 million through May 10, 2018). In addition, we also considered that pass-through reimbursement for our commercial product, OMIDRIA, is currently due to expire as of January 1, 2018.

In performing the second step of this assessment, we are required to evaluate whether our plans to mitigate the conditions above alleviate the substantial doubt about our ability to meet our obligations as they become due within one year after the date that the financial statements are issued. Our future plans include securing continued separate reimbursement (or equivalent reimbursement treatment) for OMIDRIA beyond the January 1, 2018 expiration of pass-through reimbursement, and additional funding sources may include establishing corporate partnerships, establishing collaboration and licensing revenue agreements, and issuing public or private equity securities, including selling common stock through our at-the-market facility (ATM) with JonesTrading Institutional Services LLC (JonesTrading) (see Note 9 for further detail). We also have the ability to borrow an additional $25.0 million that is available at our election under our existing CRG Loan Agreement through September 19, 2017, and an additional $20.0 million if our OMIDRIA net product sales exceed $25.0 million or our average market capitalization averages at least $1.0 billion for any consecutive three month period on or prior to December 31, 2017 (see Note 7 for further detail).
While an additional $25.0 million is currently available at our election under the CRG Loan Agreement, the other sources of working capital are not currently assured, and consequently these sources of capital do not sufficiently mitigate the risks and uncertainties disclosed above. We have therefore concluded there is substantial doubt about our ability to continue as a going concern through May 10, 2018.
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
Product sales are recorded net of wholesaler distribution fees and estimated chargebacks, product returns and rebates. Accruals or allowances are established for these deductions in the same period when revenue is recognized, and actual amounts incurred are offset against the applicable accruals or allowances. We reflect each of these accruals or allowances as either a reduction in the related account receivable or as an accrued liability, depending on how the amount is expected to be settled.
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
Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued Accounting Standards Update ASU No. 2016-09 related to stock compensation, which simplifies several aspects of the accounting and presentation in the financial statements of share-based payment transactions. The new guidance requires companies to record all of the excess tax benefits and tax deficiencies as income tax benefit or expense in the statement of operations when the awards vest or are settled, and eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the statement of cash flows. We adopted the standard on January 1, 2017. Upon adoption, we recognized the cumulative-effect of the previously unrecognized tax benefits of compensation cost (“windfall”) of $4.5 million by recording a deferred tax asset, which was then fully offset by a valuation allowance resulting in no impact to our Consolidated Balance Sheet.
Recent Accounting Pronouncements
In May 2014, the FASB issued amended guidance related to revenue from contracts with customers. The amended guidance introduces a new principles-based framework for revenue recognition and disclosure. Since its issuance, the FASB has issued five ASUs amending the guidance and effective date, and the SEC has rescinded certain related guidance; the most recent of which was issued in December 2016. The effective date of the guidance requires us to adopt the standard at the beginning of our first quarter of fiscal 2018 with earlier application permitted. The new guidance requires either a modified retrospective method or a full retrospective method of transition. We currently anticipate adopting the guidance at the beginning of our first quarter of fiscal 2018 under the modified retrospective method. While we have not yet completed our final review of the impact of this guidance, we currently do not anticipate a material impact on our revenue recognition practices. We continue to review variable consideration, potential disclosures, and our method of adoption to complete our evaluation of the impact on our consolidated financial statements. In addition, we continue to monitor additional changes, modifications, clarifications or interpretations undertaken by the FASB, which may impact our current conclusions.
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
The basic and diluted net loss per share amounts for the three months ended March 31, 2017 and 2016 were computed based on the shares of common stock outstanding during the respective periods. Potentially dilutive securities excluded from the diluted loss per share calculation are as follows:

	March 31,
	2017	2016
Outstanding options to purchase common stock	10,924,062	9,302,348
Outstanding warrants to purchase common stock	100,602	—
Total	11,024,664	9,302,348

Note 3—Cash, Cash Equivalents and Investments
As of March 31, 2017 and December 31, 2016, all investments are classified as short-term and available-for-sale on the accompanying Condensed Consolidated Balance Sheets. Investment income, which is included as a component of other income (expense), consists of interest earned.

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
Our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	March 31, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money-market funds classified as non-current restricted cash and investments	$5,835	$—	$—	$5,835
Money-market funds classified as short-term investments	32,371	—	—	32,371
Total	$38,206	$—	$—	$38,206

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money-market funds classified as non-current restricted cash and investments	$5,835	$—	$—	$5,835
Money-market funds classified as short-term investments	43,107	—	—	43,107
Total	$48,942	$—	$—	$48,942

Cash held in demand deposit accounts of $1.3 million and $2.2 million is excluded from our fair-value hierarchy disclosure as of March 31, 2017 and December 31, 2016, respectively. There were no unrealized gains and losses associated with our short-term investments as of March 31, 2017 or December 31, 2016. The carrying amounts reported in the accompanying Condensed Consolidated Balance Sheets for receivables, accounts payable, other current monetary assets and liabilities and notes payable and lease financing obligations approximate fair value.

Note 5—Inventory

The components of inventory are as follows:

	March 31, 2017	December 31, 2016
	(In thousands)
Raw materials	$101	$101
Work-in-process	696	854
Finished goods	163	173
Total inventory	$960	$1,128

Work-in-process consists of manufactured vials of OMIDRIA which have not been packaged into finished goods.

Note 6—Accrued Liabilities
Accrued liabilities consisted of the following:

	March 31, 2017	December 31, 2016
	(In thousands)
Contract research and development	$3,751	$3,030
Consulting and professional fees	3,726	2,223
Employee compensation	2,704	4,551
Sales rebates and discounts	2,098	1,335
Clinical trials	999	1,167
Other accruals	1,058	1,048
Total accrued liabilities	$14,336	$13,354

Note 7—Notes Payable
Notes payable and lease financing obligations consist of the following:

	March 31, 2017	December 31, 2016
	(in thousands)
Notes payable	$81,321	$80,516
Lender facility fee payable upon maturity	4,066	4,025
Lease financing obligations	549	522
Notes payable, facility fee and lease financing obligations	85,936	85,063
Unamortized debt discount	(3,859)	(3,958)
Unamortized debt issuance costs	(1,346)	(1,395)
Current portion of lease financing obligations	(228)	(198)
Non-current portion of notes payable and lease financing obligations, net	$80,503	$79,512
In October 2016, we entered into the CRG Loan Agreement, which requires that we make interest-only payments through December 31, 2020. Subject to the achievement of certain milestones, this interest-only period potentially could be extended through the maturity date of September 30, 2022. In November 2016, we borrowed $80.0 million under the CRG Loan Agreement and repaid our then-outstanding notes payable. In May 2017, CRG agreed that we can access, at our election, the $25.0 million available in the next tranche under the CRG Loan Agreement. The borrowing is available through September 19, 2017. We also have the ability to borrow an additional $20.0 million if we achieve OMIDRIA net product sales of at least $25.0 million or an average market capitalization of at least $1.0 billion for any consecutive three-month period ending on or prior to December 31, 2017, and the borrowing occurs on or prior to March 21, 2018.
The CRG Loan Agreement accrues interest at an annual rate of 12.25% (4.00% of which can be deferred at our option during the interest-only period by adding such amount to the aggregate principal amount) and is interest only for a minimum of four years. On March 31, 2017, as allowed under the CRG Loan Agreement, we deferred $805,000 of interest due on March 31, 2017 by increasing the principal amount outstanding. The CRG Loan Agreement requires us to maintain cash and cash equivalents of $5.0 million during the term of the agreement which is recorded as restricted cash and investments in our Condensed Consolidated Balance Sheet.
We are also required to pay a facility fee equal to 5.00% of the aggregate principal amount borrowed (including principal additions related to deferred interest) on repayment of the CRG Loan Agreement. The $4.1 million related to the facility fee is being accreted to notes payable using the effective interest method over the term of the CRG Loan Agreement.
We may prepay all or a portion of the outstanding principal under the CRG Loan Agreement at any time upon prior notice subject to a prepayment fee through September 30, 2019, with no prepayment fee being owed thereafter. In certain circumstances, including a change of control and certain asset sales or licensing transactions, we are required to prepay all or a portion of the loan, including the applicable prepayment premium on the outstanding principal to be prepaid.
The CRG Loan Agreement requires us to achieve either (a) certain minimum net revenue amounts through the end of 2021, which are $55.0 million and $65.0 million for the 2017 and 2018 calendar years, respectively, or (b) a minimum market capitalization threshold equal to the product of 6.4 multiplied by the aggregate principal amount of loans outstanding under the CRG Loan Agreement, determined as of the fifth business day following announcement of earnings results for the applicable year. If we are unable to satisfy the minimum annual revenue requirement or the market capitalization threshold for any given year, we may avoid a related default by repaying the shortfall between actual revenues and the minimum revenue requirement for such year using proceeds generated by an equity or subordinated debt issuance.
The CRG Loan Agreement includes customary events of default (see Note 7 of the “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2016). If there is an event of default the lenders may have the right to accelerate all of our repayment obligations under the CRG Loan Agreement and to take control of our pledged assets, which consists of substantially all of our assets including our intellectual property. Under certain circumstances, a default interest rate of an additional 4.00% per annum will apply to all outstanding obligations during the existence of an event of default. There was no event of default under the CRG Loan Agreement as of March 31, 2017.

Note 8—Commitments and Contingencies
Development Milestones and Product Royalties
We have retained control of worldwide commercial rights to OMIDRIA, to all of our product candidates and to our programs other than OMS103. We may be required, in connection with existing in-licensing or asset acquisition agreements, to make certain royalty and milestone payments and we cannot, at this time, determine when or if the related milestones will be achieved or whether the events triggering the commencement of payment obligations will occur. See Note 8 to our Consolidated Financial Statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K.
Contracts
We have various agreements with third parties that collectively require payment of termination fees totaling $2.7 million as of March 31, 2017 if we cancel work within specific time frames, either prior to commencing or during performance of the contracted services. This is in addition to fees associated with the CRG Loan Agreement (see Note 7) and within the Contractual Obligations and Commitments and Financial Condition - Liquidity and Capital Resources sections of Management’s Discussion and Analysis.
Litigation
As described within Note 8 of the “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2016, we filed a patent infringement lawsuit against Par Pharmaceutical, Inc. and its subsidiary, Par Sterile Products, LLC (collectively, Par) following our receipt of a Paragraph IV Notice Letter from Par stating that it had filed an Abbreviated New Drug Application (ANDA) seeking approval from the FDA to market a generic version of OMIDRIA before the expiration of three Orange Book-listed patents covering OMIDRIA. Following receipt of the Paragraph IV Notice Letter, in September 2015 we filed a patent infringement lawsuit under the Hatch-Waxman Act against Par. In April 2016, August 2016 and November 2016, we amended the lawsuit to assert additional OMIDRIA patents. Par has stipulated to infringement of each of the currently asserted patents, and the court entered a partial judgment that Par’s filing of its ANDA constitutes an act of infringement of each of the currently asserted patents, subject to Par’s continued invalidity defenses and any challenge to enforceability. The filing of our suit against Par triggered a 30-month stay of the FDA’s approval of Par’s ANDA, which is expected to remain in effect until late January 2018. We have reviewed the invalidity assertions in Par’s Paragraph IV Notice Letter and defenses and counterclaims and believe they do not have merit, and we intend to defend our patents vigorously in the litigation against Par.
Hatch-Waxman Filing
On May 10, 2017, we received a Notice Letter from Sandoz, Inc. (Sandoz) that Sandoz has filed an ANDA containing a Paragraph IV Certification under the Hatch-Waxman Act seeking approval from the FDA to market a generic version of OMIDRIA prior to the expiration of six Orange Book-listed patents covering OMIDRIA. These patents were granted following review by the U.S. Patent and Trademark Office, are presumed to be valid under governing law, and can only be invalidated in federal court with clear and convincing evidence. We are currently reviewing the details of Sandoz’s notice letter. Omeros is confident in its intellectual property and intends to vigorously enforce its patent rights.

Note 9—Shareholders’ Equity
Common Stock
At Market Issuance Sales Agreement - We have an At Market Issuance Sales Agreement (ATM Agreement) with JonesTrading pursuant to which we may direct JonesTrading to sell shares of our common stock directly on The Nasdaq Global Market, through a market maker other than on an exchange or in negotiated transactions. Any sales made under the ATM Agreement are based solely on our instructions and JonesTrading will receive a 1.7% commission from the gross proceeds. The ATM Agreement may be terminated by either party at any time upon 10 days’ notice to the other party or by JonesTrading at any time in certain circumstances including the occurrence of a “material adverse effect” (as defined in the ATM Agreement) to Omeros. We did not sell any shares of our common stock under the ATM Agreement during the three months ended March 31, 2017 and 2016. We are currently permitted to sell shares of our common stock having an aggregate offering amount of up to $50.0 million under the ATM Agreement.
Securities Offerings - In February 2015, we sold 3.4 million shares of our common stock at a public offering price of $20.03 per share and sold pre-funded warrants to purchase up to 749,250 shares of our common stock at a public offering price of $20.02 per pre-funded warrant share. The pre-funded warrants were exercised during the three months ended March 31, 2016 and we received cash proceeds of $7,500 in connection with the exercise.
For the three months ended March 31, 2017, we received proceeds of $1.1 million upon the exercise of stock options which resulted in the issuance of 117,898 shares of common stock. For the three months ended March 31, 2016, we received proceeds of $1.6 million upon the exercise of stock options which resulted in the issuance of 329,013 shares of common stock.
Warrants
In connection with an amendment of the then-outstanding notes payable on May 18, 2016, we issued warrants to purchase an aggregate of 100,602 shares of our common stock. As of March 31, 2017, these warrants remained outstanding and are exercisable through May 18, 2023 at an exercise price of $9.94 per share.

Note 10—Stock-Based Compensation
Stock-based compensation expense includes amortization of stock options granted to employees and non-employees and has been reported in our Condensed Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Research and development	$1,474	$2,155
Selling, general and administrative	1,802	2,267
Total	$3,276	$4,422

In February 2017, in connection with our annual employee review process, we granted qualified employees options to purchase approximately 1.4 million shares of our common stock with an exercise price of $11.55.
The fair value of each option grant to employees and directors is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were applied to employee and director stock option grants during the periods ended:

	Three Months Ended March 31,
	2017	2016
Estimated weighted-average fair value	$7.64	$6.62
Weighted-average assumptions
Expected volatility	75%	74%
Expected term, in years	6.0	5.7
Risk-free interest rate	2.06%	1.44%
Expected dividend yield	—%	—%

Stock option activity for all stock plans and related information is as follows:

	Options Outstanding	Weighted- Average Exercise Price per Share	Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Balance at December 31, 2016	9,809,374	$9.66
Granted	1,475,300	11.55
Exercised	(117,898)	9.74
Forfeited	(242,714)	10.44
Balance at March 31, 2017	10,924,062	$9.88	7.28	$58,215
Vested and expected to vest at March 31, 2017	10,510,973	$9.82	7.21	$56,632
Exercisable at March 31, 2017	6,817,595	$8.97	6.10	$42,519
At March 31, 2017, excluding non-employee stock options, the total estimated compensation expense to be recognized in connection with our unvested options is $24.9 million, and 1,061,046 shares were available to grant.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
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
Products, Product Candidates, Development Programs and Platforms
OMIDRIA. OMIDRIA is approved in the U.S. by the FDA for use during cataract surgery or IOL replacement to maintain pupil size by preventing intraoperative miosis (pupil constriction) and to reduce postoperative ocular pain. We launched OMIDRIA in the U.S. in the second quarter of 2015 primarily through wholesalers which, in turn, sell to ambulatory surgery centers, or ASCs, and hospitals. The Centers for Medicare and Medicaid Services, or CMS, has granted transitional pass-through reimbursement status for OMIDRIA, which we expect to run until January 1, 2018. Pass-through status allows for separate payment (i.e., outside the bundled payment) under Medicare Part B for new drugs and other medical technologies that meet well-established criteria specified by federal regulations governing Medicare spending. We are working through legislative and administrative means to continue to obtain separate or similar reimbursement for OMIDRIA on and after January 1, 2018; however, in the event that either approach is not successful, we expect that OMIDRIA will be included as part of the packaged procedural payment and, as a result, the per unit price, as well as our net revenues, we receive for OMIDRIA would likely be reduced.
We completed an FDA-required post-marketing OMIDRIA pediatric clinical trial in 2016 that was conducted to fulfill both the post-marketing requirement as well as a Written Request from the FDA to conduct a pediatric study. Successful completion of the trial, including submission of a supplemental New Drug Application, or sNDA, that includes the full clinical study report and proposed labeling, plus confirmation by the FDA that the submission fulfills the FDA’s Written Request, results in eligibility for an additional six months of regulatory exclusivity for OMIDRIA and label expansion to include information on dosing for pediatric patients. We expect to submit an sNDA in mid-2017, with results of the pediatric study included in proposed label language. Although conducted in patients newborn to three years old, the FDA agreed that results from this trial can be extrapolated to patients through 18 years of age, and a label expansion, if any, would be expected to be applicable to that full age range.
Outside of the U.S., we have received approval from the European Commission, or EC, to market OMIDRIA in the EEA for use during cataract surgery and other IOL replacement procedures to maintain mydriasis (pupil dilation), to prevent miosis (pupil constriction), and to reduce postoperative eye pain. For the European OMIDRIA marketing authorization to remain valid, product must be placed on the market (i.e., released into the distribution chain) in at least one EEA country by July 28, 2018. Decisions about price and reimbursement for OMIDRIA are made on a country-by-country basis and may be required before marketing may occur in a particular country. We do not expect to see sales of OMIDRIA in the EEA and other international territories if we do not obtain such pricing and/or reimbursement decisions or if we are unable to enter into partnerships for the marketing and distribution of OMIDRIA. Timing of any such partnerships depends on numerous factors, including completion of mutual diligence exercises and domestic sales of OMIDRIA. In addition, we have an exclusive supply and distribution agreement for the sale of OMIDRIA in certain countries in the Middle East, including the Kingdom of Saudi Arabia and the United Arab Emirates, under which sales began on a limited basis in the Kingdom of Saudi Arabia in 2016.

In July 2015, we received a Notice Letter from Par Pharmaceutical, Inc. and its subsidiary, Par Sterile Products, LLC, or collectively, Par, that Par had filed with the FDA an Abbreviated New Drug Application, or ANDA, containing a Paragraph IV Certification under the Hatch-Waxman Act seeking approval to market a generic version of OMIDRIA prior to the expiration of three patents listed in the Orange Book for OMIDRIA, or the Orange Book Patents. Following receipt of the Paragraph IV Notice Letter, in September 2015 we filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware against Par. For more information regarding this matter, see Part II, Item 1, “Legal Proceedings.”
In the setting of increasing OMIDRIA utilization by ophthalmic surgeons and facilities, on May 10, 2017, we received a Notice Letter from Sandoz, Inc., or Sandoz, that Sandoz has filed an ANDA containing a Paragraph IV Certification under the Hatch-Waxman Act seeking approval from the FDA to market a generic version of OMIDRIA prior to the expiration of six Orange Book-listed patents covering OMIDRIA. These patents were granted following review by the U.S. Patent and Trademark Office, are presumed to be valid under governing law, and can only be invalidated in federal court with clear and convincing evidence. We are currently reviewing the details of Sandoz’s notice letter. Omeros is confident in its intellectual property and intends to vigorously enforce its patent rights.
Product Candidates. We have the following clinical-stage programs in our pipeline:

•
MASP-2 - OMS721. OMS721 is our lead human monoclonal antibody targeting mannan-binding lectin-associated serine protease-2, or MASP-2, the effector enzyme of the lectin pathway of the complement system. OMS721 is being developed for diseases in which the lectin pathway is believed to contribute to significant tissue injury and pathology. One group of such diseases is thrombotic microangiopathies, or TMAs, including atypical hemolytic uremic syndrome, or aHUS, and hematopoietic stem-cell transplant, or HSCT, -related TMA. We have a Phase 3 clinical program in patients with aHUS and enrollment has opened in the Phase 3 clinical trial. The Phase 3 clinical program in patients with aHUS consists of one clinical trial - a single-arm (i.e., no control arm), open-label trial in patients with newly diagnosed or ongoing aHUS. We are also currently conducting two OMS721 Phase 2 clinical programs: one in patients with HSCT-TMA; and a second Phase 2 clinical program in patients with kidney disorders, including immunoglobulin A, or IgA, nephropathy, membranous nephropathy, lupus nephritis and C3 glomerulopathy. In March 2017, we announced additional positive results in our Phase 2 trials of OMS721 in patients with HSCT-TMA and in patients with IgA nephropathy. We expect to initiate Phase 3 clinical programs in both IgA nephropathy and HSCT-TMA in 2017.

In our OMS721 program, we have received from the FDA orphan drug designation for the prevention (inhibition) of complement-mediated TMAs and fast track designation for the treatment of patients with aHUS. We have requested from the FDA orphan and breakthrough therapy designations for OMS721 in IgA nephropathy and also plan to seek breakthrough or fast track designation for OMS721 in HSCT-TMA. In addition, we plan to pursue accelerated approval in aHUS, IgA nephropathy and HSCT-TMA.

•
PDE10 - OMS824 for Huntington’s disease and Schizophrenia. OMS824, our lead phosphodiesterase 10, or PDE10, inhibitor, is in a Phase 2 clinical program for the treatment of Huntington’s disease and a Phase 2 clinical program evaluating OMS824 for the treatment of schizophrenia. We are also evaluating other neurological indications for OMS824. Clinical trials in our Huntington’s program are currently subject to dosing limitations. Plans for continuation of the OMS824 program will be based on internal ongoing work and on discussions with FDA. Clinical trials evaluating OMS824 in schizophrenia are suspended currently at the request of the FDA. Given that there was no active schizophrenia trial at the time of program suspension, the FDA will address the OMS824 schizophrenia program when we have a related trial protocol ready for initiation.

•
PPARγ - OMS405. In our peroxisome proliferator-activated receptor gamma, or PPARγ, program, Phase 2 clinical trials have been conducted by our collaborators to evaluate a PPARγ agonist, alone or in combination with other agents, for treatment of addiction to opioids and to nicotine. All of these Phase 2 clinical trials yielded positive results.

Development Programs and Platforms. Our preclinical programs and platforms include:

•
PDE7 - OMS527. In our phosphodiesterase 7, or PDE7, program, we are developing proprietary compounds to treat addiction and compulsive disorders as well as movement disorders. We have selected a clinical candidate and have initiated toxicology studies intended to support the submission of an Investigational New Drug application, or IND, or Clinical Trial Application, or CTA, and subsequent clinical trials.

•
MASP-3 - OMS906. In our mannan-binding lectin-associated serine protease-3, or MASP-3 program, we are developing MASP-3 inhibitors for the treatment of disorders related to the alternative pathway of the complement system. We are finalizing selection of our lead and back-up molecules and preparing to initiate scale-up for clinical trials, and are evaluating paroxysmal nocturnal hemoglobinuria, or PNH, as the first clinical indication for OMS906.

•
GPCR Platform and Programs. We have developed a proprietary cellular redistribution assay, or CRA, which we use in a high-throughput manner to identify synthetic ligands, including antagonists, agonists and inverse agonists, that bind to and affect the function of orphan GPCRs. We are conducting in vivo preclinical efficacy studies and optimizing compounds for a number of targets including: GPR17, linked to myelin formation; GPR101, linked to appetite and eating disorders; GPR151, linked to schizophrenia and cognition; GPR161, which is associated with triple negative breast cancer; GPR183, linked to osteoporosis and to Epstein-Barr virus infections and related diseases; GPR174, which appears to be involved in the modulation of the immune system and, in particular, of cytokine production and regulatory T cells, or “T-regs,” which are known to be important in autoimmune disease, such as multiple sclerosis, in cancer and in organ transplantation; and OPN4, linked to seasonal affective disorder.

•
Antibody Platform. Our proprietary ex vivo platform for the discovery of novel, high-affinity monoclonal antibodies, which was in-licensed from the University of Washington and then further developed by our scientists, utilizes a chicken B-cell lymphoma cell line. Using our platform and other know-how and techniques, we have generated antibodies to several clinically significant targets, including highly potent antibodies against MASP-3 and MASP-1, and our platform continues to add to our pipeline antibodies against additional important targets.

PharmacoSurgery Product Candidates. OMS103, part of our PharmacoSurgery platform, was developed for use during all arthroscopic procedures, including knee and shoulder arthroscopy, and completed Phase 3 trials in patients undergoing arthroscopic anterior cruciate ligament reconstruction and arthroscopic partial meniscectomy. In June 2015, we entered into an exclusive licensing agreement, or the OMS103 Agreement, with Fagron Compounding Services, LLC, d/b/a Fagron Sterile Services, and JCB Laboratories, LLC, or collectively Fagron, an FDA-registered human drug outsourcing facility, under which Fagron is obligated to produce under Good Manufacturing Practices, or GMP, and to commercialize OMS103 in the U.S. Fagron has not performed its performance diligence obligations under the OMS103 Agreement, including initiating sales, and we continue to evaluate our options regarding the OMS103 Agreement and our OMS103 program. OMS201, our PharmacoSurgery product candidate for use during urological procedures, including uroendoscopic procedures, completed a Phase 1/Phase 2 clinical trial in 2010 and is not currently in active clinical trials.
Financial Summary
We recognized net losses of $15.1 million and $20.5 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, our accumulated deficit was $485.0 million, total shareholders’ deficit was $48.1 million and we had $33.7 million in cash, cash equivalents and short-term investments available for general corporate use. In addition, we had restricted cash and investments of $5.8 million that we were required to maintain in depository and investment accounts as of March 31, 2017 pursuant to (a) our Loan and Security Agreement, or the CRG Loan Agreement, with CRG Servicing LLC, or CRG, which requires us to maintain a balance of cash and cash equivalents of $5.0 million, (b) our lease related to the Omeros Building, and (c) our fleet vehicles used by our OMIDRIA sales force.

Results of Operations
Revenue
Our revenue consists of the following:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Product sales, net	$12,257	$7,246
Small Business Innovative Research Grants (SBIR)	—	173
Total revenue	$12,257	$7,419
During the quarter ended March 31, 2017, OMIDRIA revenue increased $5.0 million, or 69.2%, as compared to the first quarter of 2016. The increase in OMIDRIA sales during the three months ended March 31, 2017 compared to the same period in 2016 is due to the continued acceptance of OMIDRIA in the ophthalmic surgery community, an increase in the number of customers and increased penetration into on-going customer accounts. As compared to the quarter ended December 31, 2016, OMIDRIA reported revenue decreased $648,000, or 5.0%. The decrease was primarily due to the timing of wholesaler orders, which resulted in inventory destocking by wholesalers at March 31, 2017 compared to December 31, 2016, as well as the first full quarter of operation for OMIDRIA purchase volume discount programs. This March 31, 2017 deficit in wholesaler inventories was replenished in the first week of April when wholesalers purchased $2.1 million in net product sales of OMIDRIA. These purchases returned wholesaler inventories to traditional levels and supplied the ongoing demand for OMIDRIA.
CMS has granted transitional pass-through reimbursement status for OMIDRIA, which we expect to run until January 1, 2018. Pass-through status allows for separate payment (i.e., outside the bundled payment) under Medicare Part B for new drugs and other medical technologies. We are seeking to extend pass-through reimbursement status or obtain separate reimbursement for OMIDRIA through legislative and administrative means; however, in the event that either approach is not successful, we expect that OMIDRIA will be included as part of the packaged payment and as a result the per unit price we receive for OMIDRIA would likely be reduced. We are currently unable to predict whether separate payment will be granted or, if granted, the timing of the grant or the actual reimbursement rate. In addition, uncertainty regarding the reimbursement status of the product may result in customers delaying purchase decisions, particularly during the fourth quarter of 2017. Therefore, until we have additional clarity on these items, we cannot determine the impact to OMIDRIA product sales trends.
Gross-to-Net Deductions
We record OMIDRIA product sales net of estimated chargebacks, rebates, distribution fees and product returns. These deductions are generally referred to as gross-to-net deductions. Our total gross-to-net provision for the quarter ended March 31, 2017 was 21.5% of gross OMIDRIA product sales.
A summary of our gross-to-net related accruals for the three months ended March 31, 2017 is as follows:

	Chargebacks and Rebates	Distribution Fees and Product Return Allowances	Total
	(In thousands)
Balance as of December 31, 2016	$1,629	$481	$2,110
Provisions	2,810	545	3,355
Payments	(1,958)	(407)	(2,365)
Balance as of March 31, 2017	$2,481	$619	$3,100
Chargebacks and Rebates.
We record a provision for estimated chargebacks and rebates at the time we recognize OMIDRIA product sales revenue and reduce the accrual when payments are made or credits are granted. Our chargebacks are related to a Pharmaceutical Pricing Agreement, a Federal Supply Schedule agreement, a 340B prime vendor agreement and a Medicaid Drug Rebate Agreement. We also record a provision for estimated rebates for our OMIDRIAssure Reimbursement Services Program that expands patient access to OMIDRIA and our purchase volume discount programs for which ASCs may qualify by meeting or exceeding quarterly purchase volumes of OMIDRIA.

We expect our provision for chargebacks and rebates to continue to increase as a percentage of product sales primarily due to our purchase volume discount program, which began in November 2016, as additional ASCs qualify for discounts under the program. This increase on a quarterly basis is expected to be less than the 4.0% increase in chargebacks and rebates (determined as a percentage of gross OMIDRIA product sales) that we incurred between the quarter ended March 31, 2017 and the quarter ended December 31, 2016 because a full quarter provision for the purchase volume discount program was included in the quarter ended March 31, 2017.
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
The following table illustrates our expenses associated with these activities:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Direct external expenses:
Clinical research and development:
MASP-2 Program	$3,850	$5,996
OMIDRIA - Ophthalmology	1,035	1,266
Other clinical programs	55	287
Total clinical research and development	4,940	7,549
Preclinical research and development	670	488
Total direct external expenses	5,610	8,037

Internal, overhead and other expenses	5,156	5,242
Stock-based compensation expense	1,474	2,155
Total research and development expenses	$12,240	$15,434
The decrease in total clinical research and development expenses during the three months ended March 31, 2017 compared to the same period in 2016 is due primarily to lower clinical manufacturing and clinical trial costs for our OMS721 program and decreased clinical trial costs associated with the completion of a post-marketing OMIDRIA pediatric trial. The decrease in stock-based compensation expense during the three months ended March 31, 2017 compared to the same period in the prior year was due to annual company-wide option grants approved in February 2016 with April 1, 2015 vesting commencement dates. This is compared to annual company-wide option grants approved in February 2017 with February 26, 2017 vesting commencement dates.
We anticipate that total research and development costs will increase throughout the remainder of this year primarily due to our intent to initiate Phase 3 clinical programs in IgA nephropathy and in HSCT-TMA, and to accelerate our OMS721 manufacturing capabilities.
At this time, we are unable to estimate with any certainty the longer-term costs we will incur in the continued development of our product candidates due to the inherently unpredictable nature of our preclinical and clinical development activities and given the early stage of many of our preclinical development programs. Clinical development timelines, the probability of success and development costs can differ materially as new data become available and as expectations change. While we are focused currently on advancing our product development programs, our future research and development expenses will depend, in part, on the preclinical or clinical success of each product candidate as well as ongoing assessments of each program’s commercial potential. Our future research and development expenses will also be affected by the availability of adequate financial resources and the commercial success of OMIDRIA. In addition, we cannot forecast with any degree of certainty which product candidates, if any, may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.
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

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Selling, general and administrative expenses, excluding stock-based compensation expense	$10,669	$8,843
Stock-based compensation expense	1,802	2,267
Total selling, general and administrative expenses	$12,471	$11,110
The increase in selling, general and administrative expenses during the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to increased legal costs associated with the Par lawsuit, partially offset by a decrease in marketing costs.
The decrease in stock-based compensation expense during the three months ended March 31, 2017 compared to the same period in the prior year was due to annual company-wide option grants approved in February 2016 with April 1, 2015 vesting commencement dates. This is compared to annual company-wide option grants approved in February 2017 with February 26, 2017 vesting commencement dates.
We anticipate selling, general and administrative costs will increase during the remainder of this year due primarily to legal costs in connection with enforcing our patents and pursuing our patent infringement claims related to Par’s effort to obtain FDA approval for a generic version of OMIDRIA.
Interest Expense

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Interest expense	$2,663	$1,375

The increase in interest expense during the three months ended March 31, 2017 compared to the same period in the prior year was primarily due to the increase in our outstanding notes payable balance under the CRG Loan Agreement as compared to our notes payable balance with our former lender during the comparative periods.

Other Income (Expense), Net

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Other income (expense), net	$299	$288
Other income (expense), net principally includes sublease rental income and interest earned. Other income (expense) was consistent during the three months ended March 31, 2017 compared to the same period in the prior year.

Financial Condition - Liquidity and Capital Resources
As of March 31, 2017, we had $33.7 million in cash, cash equivalents and short-term investments available for general corporate use that are held principally in interest-bearing instruments, including money-market accounts. In addition, we had restricted cash and investments of $5.8 million that were maintained in depository and investment accounts a pursuant to (a) the CRG Loan Agreement which requires us to maintain a balance of cash and cash equivalents of $5.0 million, (b) our lease related to the Omeros Building, and (c) our fleet vehicles used by our OMIDRIA sales force.
Future Funding Requirements
We have a history of net losses ($66.7 million in 2016) and cash used in operating activities ($51.5 million in 2016). For the three months ended March 31, 2017, our net loss was $15.1 million and cash used in operating activities was $12.7 million. As of March 31, 2017, we had $33.7 million in cash, cash equivalents and short-term investments available to fund operations and debt service costs and our working capital totaled $34.4 million. We expect to continue to incur negative cash flows until such time as OMIDRIA product sales or other sources of revenue generate sufficient cash inflows to finance our operations and debt service requirements (which debt service will be at least $6.9 million through May 10, 2018). In addition, pass-through reimbursement for our commercial product, OMIDRIA, is currently due to expire on January 1, 2018.
Our future plans include securing continued separate reimbursement (or equivalent reimbursement treatment) for OMIDRIA beyond the January 1, 2018 expiration of pass-through reimbursement, and additional funding sources may include establishing corporate partnerships, establishing collaboration and licensing revenue agreements, and issuing public or private equity securities, including selling common stock through our at-the-market facility (ATM) with JonesTrading Institutional Services LLC (JonesTrading) (see Note 9 for further detail). We also have the ability, at our election, to borrow an additional $25.0 million that is currently available under our existing CRG Loan Agreement through September 19, 2017, and may have the ability to borrow an additional $20.0 million if our OMIDRIA net product sales exceed $25.0 million or our average market capitalization averages at least $1.0 billion for any consecutive three month period on or prior to December 31, 2017.
While an additional $25.0 million is currently available under the CRG Loan Agreement, the other sources of working capital are not currently assured, and consequently these sources of capital do not sufficiently mitigate the risks and uncertainties disclosed above. As required by Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 205-40, Presentation of Financial Statements - Going Concern (ASC 205-40), we have evaluated our financial condition and concluded there is substantial doubt about our ability to continue as a going concern through May 10, 2018 (see Note 1 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q). If we are unable to raise additional capital when needed through one or more of the avenues previously listed, or upon acceptable terms, such failure would have a significant negative impact on our financial condition. Should it be necessary to manage our operating expenses, we would reduce our projected cash requirements through reduction of our expenses by delaying clinical trials, reducing selected research and development efforts, or implementing other restructuring activities.

Cash Flow Data

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Selected cash flow data
Cash provided by (used in):
Operating activities	$(12,702)	$(16,628)
Investing activities	10,664	14,632
Financing activities	1,096	1,609
Operating Activities. Net cash used in operating activities was $12.7 million for the three months ended March 31, 2017, a decrease of $3.9 million from the same period in 2016. The cash used in operating activities was affected by our net loss of $15.1 million, a $1.4 million increase in accounts receivable and a $1.5 million increase in prepaid expenses, partially offset by non-cash stock-based compensation expense of $3.3 million and non-cash interest expense including deferral of interest expense to notes payable of $1.0 million. The increase in accounts receivable is directly related to increased OMIDRIA sales and the prepaid expense increase relates to advance payments and reservation fees for manufacturing of drug product for use in clinical trials.

Net cash used in operating activities was $16.6 million for the three months ended March 31, 2016 and was affected by our net loss of $20.5 million, partially offset by stock-based compensation expense of $4.4 million and a $1.3 million increase in accounts payable and accrued liabilities. An increase in inventory of $1.5 million also impacted net cash used in operating activities.
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
Net cash used by investing activities in the three months ended March 31, 2017 was $10.7 million, a decrease of $4.0 million from the same period in 2016. The decrease was affected by the purchase of short-term investments of $11.8 million during the three months ended March 31, 2017 compared to the purchase of short-term investments of $14.7 million during the same period in 2016. This decrease was partially offset by the purchase of short-term investments of $1.0 million for the three months ended March 31, 2017.
Financing Activities. Net cash provided by financing activities during the three months ended March 31, 2017 was $1.1 million, a decrease of $0.5 million compared to the same period in 2016. Net cash provided by financing activities for the three months ended March 31, 2017 was related to $1.1 million from proceeds received from the exercise of stock options and warrants compared to $1.6 million in proceeds received from the exercise of stock options and warrants during the same period in 2016.
Loan and Security Agreement
In October 2016, we entered into the CRG Loan Agreement, pursuant to which we pledged substantially all of our assets, including intellectual property, as collateral. As of March 31, 2017, we had $81.3 million outstanding under the CRG Loan Agreement. In May 2017, CRG agreed that we can access, at our election, the $25.0 million available in the next tranche under the CRG Loan Agreement. The borrowing is available through September 19, 2017. We may also have the ability to borrow an additional $20.0 million through March 21, 2018 if we meet certain OMIDRIA net product sales or market capitalization requirements by December 31, 2017. The CRG Loan Agreement accrues interest at an annual rate of 12.25%, 4.00% of which can be deferred at our option at least to December 2020 by adding such amount to the aggregate principal amount. The CRG Loan Agreement requires us to achieve certain annual minimum net revenue thresholds or minimum market capitalization thresholds. See Note 7 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
At Market Issuance Sales Agreement
In January 2016, we entered into the ATM Agreement with JonesTrading. Pursuant to the ATM Agreement, we may direct JonesTrading to sell shares of our common stock with an aggregate offering price of up to $50 million directly on The Nasdaq Global Market, through or to a market maker other than on an exchange or in negotiated transactions. Any sales made under the ATM Agreement are based solely on our instructions and JonesTrading will receive a 1.7% commission from the gross proceeds. The ATM Agreement may be terminated by either party at any time upon 10 days’ notice to the other party, or by JonesTrading at any time in certain circumstances including the occurrence of a “material adverse effect” (as defined in the ATM Agreement).

Contractual Obligations and Commitments
Our future minimum contractual commitments and obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2016 that was filed with the SEC on March 16, 2017. Other than the following, our future minimum contractual obligations and commitments have not changed materially from the amounts previously reported.
Goods & Services
We have entered into an agreement with Hospira Worldwide, Inc., or Hospira, for the ongoing commercial supply of OMIDRIA and we are currently generating data for submission of a supplemental new drug application, or sNDA, for the approval of Hospira as a manufacturing site for OMIDRIA. We have no firm purchase commitments outstanding related to commercial lots under this agreement as of March 31, 2017.
We may also be required, in connection with our existing in-licensing or asset acquisition agreements, to make certain royalty and milestone payments and we cannot, at this time, determine when or if the related milestones will be achieved or whether the events triggering the commencement of payment obligations will occur. See Note 8 to our Consolidated Financial

Statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K, as filed with the SEC on March 16, 2017, for a description of the agreements that include these royalty and milestone payment obligations.
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
We believe the judgments, estimates and assumptions associated with the following critical accounting policies have the greatest potential impact on our condensed consolidated financial statements:

•	Revenue recognition;

•	Research and development expenses, primarily clinical trial expenses and manufacturing of drug product and clinical drug supply; and

•	Stock-based compensation.
For a detailed discussion of these critical accounting policies and significant judgments and estimates, refer to “Critical Accounting Policies and Significant Judgments and Estimates” within “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016 that was filed with the SEC on March 16, 2017. There have not been any material changes in our critical accounting policies and significant judgments and estimates as disclosed in our Annual Report Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements
We have not engaged in any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk is primarily confined to our investment securities and notes payable. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in high-credit-quality securities. As of March 31, 2017, we had cash, cash equivalents and short-term investments of $33.7 million. In accordance with our investment policy, we invest funds in highly liquid, investment-grade securities. These securities in our investment portfolio are not leveraged and are classified as available-for-sale. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates and, with our current portfolio of short-term investments, we are not exposed to potential loss due to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2017. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In July 2015, we received a Notice Letter from Par that it had filed an Abbreviated New Drug Application, or ANDA, containing a Paragraph IV Certification under the Hatch-Waxman Act and seeking approval from the FDA to market a generic version of OMIDRIA prior to the expiration of three Omeros patents, U.S. Patent Nos. 8,173,707, 8,586,633 and 9,066,856, which relate to OMIDRIA and that are listed in the FDA’s Orange Book for OMIDRIA. These patents were granted following review by the U.S. Patent and Trademark Office, or USPTO, are presumed to be valid under governing law, and can only be invalidated in federal court with clear and convincing evidence. Following receipt of the Paragraph IV Notice Letter we filed a patent infringement lawsuit against Par in the U.S. District Court for the District of New Jersey on September 2, 2015 and a patent infringement lawsuit against Par in the U.S. District Court for the District of Delaware on September 3, 2015. The lawsuits were filed under the Hatch-Waxman Act alleging Par’s infringement of U.S. Patent Nos. 8,173,707, 8,586,633 and 9,066,856. Based on our decision to pursue the action in federal court in Delaware, we voluntarily dismissed the complaint filed in the U.S. District Court for the District of New Jersey. The complaint that we filed in the U.S. District Court for the District of Delaware has been served on Par and Par has filed an answer asserting defenses and counterclaims for declaratory judgment of patent invalidity and non-infringement. In April 2016, August 2016 and November 2016, we amended the complaint to also assert infringement of U.S. Patent Nos. 9,278,101, 9,399,040 and 9,486,406, respectively, which correspondingly issued in March 2016, July 2016 and November 2016 and were listed in the Orange Book after Par’s Paragraph IV Notice Letter. Par has filed answers to our amended complaints asserting defenses and counterclaims for declaratory judgment of patent invalidity and non-infringement. Par has stipulated to infringement of each of the currently asserted patents and the court entered a partial judgment that the filing of Par’s ANDA constitutes an act of infringement of each of the currently asserted patents, subject to Par’s continued invalidity defenses and any challenge to enforceability. We have reviewed the invalidity assertions in Par’s Paragraph IV Notice Letter and defenses and counterclaims and believe they do not have merit, and we intend to defend our patents vigorously in the litigation against Par. Under the Hatch-Waxman Act, we were permitted to file suit within 45 days from receipt of Par’s Notice Letter and thereby trigger a 30-month stay of the FDA’s final approval of Par’s ANDA while the lawsuit against Par is pending. Our lawsuit against Par triggered such a stay, which is expected to remain in effect until late January 2018.
On May 10, 2017, we received a Notice Letter from Sandoz that Sandoz has filed an ANDA containing a Paragraph IV Certification under the Hatch-Waxman Act seeking approval from the FDA to market a generic version of OMIDRIA prior to the expiration of six Orange Book-listed patents covering OMIDRIA. See Note 8 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS
The risks and uncertainties described below may have a material adverse effect on our business, prospects, financial condition or operating results. In addition, we may be adversely affected by risks that we currently deem immaterial or by other risks that are not currently known to us. You should carefully consider these risks before making an investment decision. The trading price of our common stock could decline due to any of these risks and you may lose all or part of your investment. In assessing the risks described below, you should also refer to the other information contained in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016.
Risks Related to Our Products, Programs and Operations
Our ability to achieve profitability is dependent on the commercial success of OMIDRIA. To the extent OMIDRIA is not successful, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.
OMIDRIA is our only product that has been approved by the FDA for commercial sale in the U.S. For the three months ended March 31, 2017, we recorded net sales of OMIDRIA of $12.3 million. We have not generated revenue from sales of OMIDRIA to date that are sufficient to fund fully our operations and cannot provide assurance that we will generate sufficient revenue from OMIDRIA in the future to fund fully our operations. We will need to generate substantially more product revenue from OMIDRIA to achieve and sustain profitability. Our ability to generate significant revenue from OMIDRIA product sales depends on our ability to achieve increased market acceptance of, and to otherwise market and sell effectively, OMIDRIA, which may not occur for a number of reasons, including:

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

•
our limited experience managing third-party commercial manufacturing and distribution of OMIDRIA or any other product as well as our limited experience managing and maintaining a commercial sales and marketing organization;

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

In addition, the number of procedures in which OMIDRIA or any of our product candidates, if commercialized, would be used may be significantly less than the total number of such procedures performed or total possible market size. These and other factors, including our limited history of product sales, may make it difficult for us to forecast and provide accurate guidance (including updates to prior guidance) related to our expected financial performance. If our operating results are below the expectations of securities analysts or investors, the trading price of our stock could decline
We have incurred cumulative operating losses since inception. If we are unable to raise additional capital when needed, our commercial operations may be limited and we may be unable to complete the development and commercialization of our product candidates or to continue our other preclinical development programs.
Our operations have consumed substantial amounts of cash since our incorporation and, as of March 31, 2017, we had an accumulated deficit of approximately $485.0 million. We expect to continue to spend substantial amounts to:

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
As of March 31, 2017, we reviewed the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification Topic 205-40, Presentation of Financial Statements - Going Concern, or ASC 205-40, which requires management to assess our ability to continue as a going concern for one year after the date the financial statements are issued. As further discussed in “Note 1-Organization and Basis of Presentation-Going Concern” to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, substantial doubt is deemed to exist about the company’s ability to continue as a going concern through May 10, 2018. Our financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern will require us to generate positive cash flow from operations, obtain additional financing, enter into strategic alliances and/or sell assets. The reaction of investors to the inclusion of a going concern statement in this Quarterly Report on Form 10-Q, our current lack of cash resources and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital, enter into strategic alliances and/or make our scheduled debt payments on a timely basis or at all. If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

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
There may be significant delays in obtaining reimbursement for newly approved products, and we may not be able to provide data sufficient to be granted reimbursement. Even when a payer determines that a product is eligible for reimbursement, coverage may be limited to the uses of a product that are either approved by the FDA (or, in other countries, the relevant country’s regulatory agency) and/or appear in a recognized drug compendium, and other conditions may apply. Moreover, eligibility for coverage does not mean that any product will be reimbursed at a rate that allows us to make a profit in all cases or at a rate that covers our costs, including research, development, manufacturing, sales and distribution. Increasingly, government and private third-party payers that reimburse for healthcare services and products are requiring that companies provide them with predetermined discounts from list prices and challenging the prices charged for medical products, which could adversely impact the pricing of our products. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers. Pricing may also be adversely affected by changes in the terms, scope and/or complexity of government pricing requirements. Even if we achieve reimbursement for a product, the initial rate or method at which the product will be reimbursed could become unfavorable to us at the time reimbursement is initiated or in the future or may be of a limited duration. After the expiration of pass-through reimbursement status for

OMIDRIA effective January 1, 2018, we may not be able to maintain or obtain adequate reimbursement for OMIDRIA. In the event that separate or similar reimbursement is not obtained for OMIDRIA after that date, we expect that OMIDRIA will be included as part of the packaged payment. If that occurs, we expect that the per unit price we receive for OMIDRIA would likely be reduced, possibly substantially, which may reduce our quarterly net revenues depending on the volume of units sold. Further, OMIDRIA end user customers may defer purchases of OMIDRIA during the latter part of 2017, and particularly during the fourth quarter of 2017, if the reimbursement status of the product after December 31, 2017 is uncertain. If customers defer purchases of OMIDRIA, our revenues for the applicable period would be reduced, potentially by a significant amount. In addition, if the rate at which OMIDRIA is reimbursed after December 31, 2017 is less than we expect, we may be required to provide a credit to customers who purchased but did not use the product in 2017, which would result in a reduction of our net product sales. An extension or separate reimbursement for OMIDRIA requires action from legislative and/or administrative authorities and, as a consequence, we cannot guarantee that any such action will be taken before or after January 1, 2018.
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
There is uncertainty with respect to the impact that health care reform legislation may have on coverage and reimbursement for healthcare items and services covered by plans that are authorized by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA. In this regard, President Trump and various members of Congress have expressed a desire to repeal all or portions of the ACA, and the House of Representatives recently passed the American Health Care Act of 2017, which would repeal significant portions of the ACA if it becomes law. President Trump has also made statements about controlling drug prices. We cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact that such legislation may have on us.
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
We have no internal capacity to manufacture commercial or clinical supplies of OMIDRIA or our product candidates and intend to rely solely on third-party manufacturers. If the contract manufacturers that we rely on experience difficulties manufacturing and supplying OMIDRIA or our product candidates or fail FDA or other regulatory inspections, our clinical trials, regulatory submissions and ability to sell OMIDRIA or any other commercialized product and generate revenue may be significantly limited or delayed.
We rely and intend to continue to rely on third-party manufacturers to produce commercial quantities of OMIDRIA and clinical drug supplies of our product candidates that are needed for clinical trials. We cannot provide any assurance that we will be able to enter into or maintain these types of arrangements on commercially reasonable terms, or at all. If we or the manufacturer were to terminate one of these arrangements early, or the manufacturer was unable to supply product quantities sufficient to meet our requirements, we would be required to transfer the manufacturing to an approved alternative facility and/or establish additional manufacturing and supply arrangements. We may also need to establish additional or replacement manufacturers, potentially with little or no notice, in the event that one of our manufacturers fails to comply with FDA and/or other pharmaceutical manufacturing regulatory requirements. Even if we are able to establish additional or replacement manufacturers, identifying these sources and entering into definitive supply agreements and obtaining regulatory approvals may require a substantial amount of time and cost and may create a shortage of the product. Such alternate supply arrangements may not be available on commercially reasonable terms, or at all. Additionally, if we are unable to engage multiple suppliers to manufacture our products, we may have inadequate supply to meet the demand of our product.
Our contract manufacturers may encounter difficulties with formulation, manufacturing, supply chain and/or release processes that could result in delays in clinical trials and/or regulatory submissions or that could impact adversely the commercialization of our products or product candidates, as well as in the initiation of enforcement actions by the FDA and other regulatory authorities. These difficulties also could result in the recall or withdrawal of a product from the market or a failure to have adequate supplies to meet market demand. If the safety of OMIDRIA or any product candidate supplied by contract manufacturers is compromised due to one or more of those contract manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to maintain regulatory approval of OMIDRIA, to continue sales and marketing of OMIDRIA or to obtain and maintain regulatory approval for one or more of our product candidates, which would harm our business and prospects significantly.
In addition, any product candidate from our MASP-2, MASP-3 or Plasmin programs could be a biologic drug product, and we do not have the internal capability to produce biologics for use in clinical trials or on a commercial scale. There are only a limited number of manufacturers of biologic drug products and we cannot be certain that we can enter into supply agreements with a sufficient number of them on commercially reasonable terms, if at all. Any significant delays in the manufacture and/or supply of clinical or commercial supplies could materially harm our business, financial condition, results of operations and prospects.
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
If we choose to go to court or take other enforcement action to stop someone else from using our inventions, that individual or company has the right to ask the court to rule that the underlying patents are invalid or should not be enforced against that third-party. These lawsuits are expensive and would consume time and other resources even if we were successful in stopping the infringement of these patents. In addition, our lawsuit against such an entity could result in a finding that some or all of the claims of one or more of our relevant patents are invalid, unenforceable and/or not infringed, and could also result in a generic version of OMIDRIA being launched after the expiration of the mandatory three-year clinical data exclusivity for OMIDRIA. There is also the risk that, even if the validity of these patents is upheld, the court will refuse to stop the other party on the ground that such other party’s activities do not infringe our patents. An adverse outcome in such legal action could have a material negative effect on our financial condition, results of operations and/or stock price. See “Legal Proceedings” under Item 1 of Part II of this Quarterly Report on Form 10-Q for further discussion of our lawsuit against Par. On May 10, 2017, we received a Notice Letter from Sandoz that Sandoz has filed an ANDA containing a Paragraph IV Certification under the Hatch-Waxman Act seeking approval from the FDA to market a generic version of OMIDRIA prior to the expiration of six Orange Book-listed patents covering OMIDRIA. See Note 8 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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
Under the CRG Loan Agreement, we may borrow up to an additional $20.0 million if we are able to achieve at least $25.0 million in OMIDRIA revenues or an average market capitalization of $1.0 billion in any three-month period on or before

December 31, 2017. If we are unable to satisfy these milestones, it may be necessary for us to seek alternative sources of capital.
We currently depend on a third-party for the commercialization of OMS103 and we cannot guarantee that such commercialization will occur or be successful.
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
We may be exposed to the risk of product liability claims that is inherent in the biopharmaceutical industry. A product liability claim may damage our reputation by raising questions about our product’s safety and efficacy and could limit our ability to sell one or more products by preventing or interfering with commercialization of our products and product candidates. In addition, product liability insurance for the biopharmaceutical industry is generally expensive to the extent it is available at all. There can be no assurance that we will be able to obtain or maintain such insurance on acceptable terms or that we will be able to secure and maintain increased coverage for OMIDRIA or for our product candidates, if commercialization progresses, or that future claims against us will be covered by our product liability insurance. Further, our product liability insurance coverage may not reimburse us or may be insufficient to reimburse us for any or all expenses or losses we may suffer. A successful claim against us with respect to uninsured liabilities or in excess of insurance coverage could have a material adverse effect on our business, financial condition and results of operations.
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
During the 12-month period ended March 31, 2017, our stock traded as high as $16.40 per share and as low as $7.20 per share. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to numerous factors, many of which are beyond our control. In addition, the stock market has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of publicly traded companies. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. These fluctuations may be even more pronounced in the trading market for our stock. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
If we issue additional shares of our common stock or other securities that may be convertible into, or exercisable or exchangeable for, our common stock, our existing shareholders would experience further dilution.
To the extent that we raise additional funds in the future by issuing equity securities, including pursuant to our ATM Agreement with JonesTrading, our shareholders would experience dilution, which may be significant and could cause the market price of our common stock to decline significantly. In addition, approximately 11.0 million shares of common stock as of March 31, 2017 subject to outstanding options and warrants may become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements. Further, as of March 31, 2017 we also had approximately 1.1 million shares of common stock reserved for future issuance under our employee benefit plans that are not subject to outstanding options. If the holders of these outstanding options or warrants elect to exercise some or all of them, or if the shares subject to our employee benefit plans are issued and become eligible for sale in the public market, our shareholders would experience dilution and the market price of our common stock could decline.
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

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Fifth Amendment to Lease dated September 1, 2016 between Omeros Corporation and BMR-201 Elliott Avenue LLC
12.1	Ratio of Earnings to Fixed Charges
31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEROS CORPORATION

Dated: May 10, 2017	/s/ Gregory A. Demopulos
Gregory A. Demopulos, M.D.
President, Chief Executive Officer and Chairman of the Board of Directors

Dated: May 10, 2017	/s/ Michael A. Jacobsen
Michael A. Jacobsen
Vice President, Finance, Chief Accounting Officer and Treasurer