Form 10-Q
period 2017-06-30
OMEROS CORP
filed 2017-08-08
CIK 1285819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
 ________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 4, 2017, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 44,803,848.

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

•
our ability to obtain separate or similar reimbursement for OMIDRIA beyond January 1, 2018 and/or to extend the pass-through period, our expectations that OMIDRIA would be part of the packaged payment in the event that we do not obtain separate or similar reimbursement for OMIDRIA, and our expectations regarding the per unit price we will receive for OMIDRIA in the future;

•
the expected course and costs of existing claims, legal proceedings and administrative actions, our involvement in potential claims, legal proceedings and administrative actions, and the merits, potential outcomes and effects of both existing and potential claims, legal proceedings and administrative actions, as well as regulatory determinations, on our business, prospects, financial condition and results of operations, including but not limited to our patent infringement lawsuits against Par Pharmaceutical, Inc. and its subsidiary, Par Sterile Products, LLC, which we refer to collectively as Par, and against Sandoz, Inc., or Sandoz, and against Lupin Ltd. and Lupin Pharmaceuticals, which we refer to collectively as Lupin;

•	our ability to forecast accurately wholesaler demand as well as our estimates of chargebacks and rebates, distribution fees and estimated product returns;

•	our expectations regarding the clinical, therapeutic and competitive benefits of OMIDRIA and our product candidates;

•
our ability to design and successfully complete clinical trials and other studies for our products and product candidates and our plans and expectations regarding our clinical trials, including our clinical trials for OMS721, for OMS824 and for OMS527;

•
in our OMS721 program, whether enrollment in a Phase 3 clinical trial in patients with atypical hemolytic uremic syndrome, or aHUS, will proceed as expected; or whether accelerated approval, fast track designation, breakthrough therapy designation and/or orphan drug designation may be granted by the U.S. Food and Drug Administration, or FDA, or whether Priority Medicines designation or orphan designation may be granted by the European Medicines Agency, or EMA, for indications for which we are pursuing such approval or designation;

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

•	our expectations about the commercial competition that OMIDRIA and our product candidates, if commercialized, face or may face;

•	our expectation that the OMIDRIAssure® Reimbursement Services Program will continue to increase patient access to OMIDRIA;

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

OMEROS CORPORATION
FORM 10-Q FOR THE QUARTER ENDED June 30, 2017

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
OMEROS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$3,386	$2,224
Short-term investments	26,281	43,107
Receivables	19,075	12,037
Inventory	905	1,128
Prepaid expense	3,446	1,766
Total current assets	53,093	60,262
Property and equipment, net	1,426	1,181
Restricted cash and investments	5,835	5,835
Total assets	$60,354	$67,278

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$2,572	$2,519
Accrued expenses	21,643	13,252
Current portion of deferred rent	288	102
Current portion of lease financing obligations	250	198
Total current liabilities	24,753	16,071
Notes payable and lease financing obligations, net	81,511	79,512
Deferred rent	8,940	9,142
Commitments and contingencies (Note 8)
Shareholders’ deficit:
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized and none issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, par value $0.01 per share, 150,000,000 shares authorized at June 30, 2017 and December 31, 2016; 44,447,603 and 43,819,133 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	444	438
Additional paid-in capital	444,041	432,002
Accumulated deficit	(499,335)	(469,887)
Total shareholders’ deficit	(54,850)	(37,447)
Total liabilities and shareholders’ deficit	$60,354	$67,278
See notes to condensed consolidated financial statements

OMEROS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Product sales, net	$17,151	$10,004	$29,408	$17,250
Grant revenue	—	—	—	173
Total revenue	17,151	10,004	29,408	17,423

Costs and expenses
Cost of product sales	157	327	429	654
Research and development	13,137	10,231	25,377	25,665
Selling, general and administrative	15,796	10,375	28,267	21,485
Total costs and expenses	29,090	20,933	54,073	47,804
Loss from operations	(11,939)	(10,929)	(24,665)	(30,381)
Interest expense	(2,723)	(1,857)	(5,386)	(3,232)
Other income (expense), net	303	174	603	462
Net loss	$(14,359)	$(12,612)	$(29,448)	$(33,151)
Comprehensive loss	$(14,359)	$(12,612)	$(29,448)	$(33,151)
Basic and diluted net loss per share	$(0.33)	$(0.32)	$(0.67)	$(0.86)
Weighted-average shares used to compute basic and diluted net loss per share	44,037,471	39,178,547	43,933,022	38,747,816
See notes to condensed consolidated financial statements

OMEROS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities:
Net loss	$(29,448)	$(33,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	234	122
Stock-based compensation expense	6,408	7,031
Non-cash interest expense	2,012	684
Changes in operating assets and liabilities:
Receivables	(7,038)	(2,289)
Inventory	223	(1,308)
Prepaid expenses and other assets	(1,680)	(242)
Accounts payable, accrued expenses, and deferred rent	8,428	(270)
Net cash used in operating activities	(20,861)	(29,423)
Investing activities:
Purchases of property and equipment	(316)	(34)
Purchases of investments	(1,102)	(20,625)
Proceeds from the sale and maturities of investments	17,928	30,875
Net cash provided by investing activities	16,510	10,216
Financing activities:
Proceeds from issuance of common stock	—	724
Proceeds from borrowings under notes payable	—	19,864
Payments on notes payable and lease financing obligations	(124)	(34)
Proceeds upon exercise of stock options and warrants	5,637	1,877
Net cash provided by financing activities	5,513	22,431
Net increase in cash and cash equivalents	1,162	3,224
Cash and cash equivalents at beginning of period	2,224	1,365
Cash and cash equivalents at end of period	$3,386	$4,589
Supplemental cash flow information
Cash paid for interest	$3,372	$2,005
Conversion of accrued interest to notes payable	$1,628	$—
Property acquired under capital lease	$163	$388
Issuance of warrants in connection with amendment to notes payable	$—	$758
See notes to condensed consolidated financial statements

OMEROS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1—Organization and Significant Accounting Policies
Organization
We are a commercial-stage biopharmaceutical company committed to discovering, developing and commercializing small-molecule and protein therapeutics for large-market as well as orphan indications targeting inflammation, complement-mediated diseases and disorders of the central nervous system. Our first drug product, OMIDRIA, is approved by the United States (U.S.) Food and Drug Administration (FDA) and in the European Economic Area for use during cataract surgery or intraocular lens replacement.
Basis of Presentation
Our condensed consolidated financial statements include the financial position and results of operations of Omeros Corporation (Omeros) and our wholly owned subsidiaries. All inter-company transactions have been eliminated and we have determined we operate in one segment. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 includes all adjustments, which include normal recurring adjustments, necessary to present fairly our interim financial information. The Condensed Consolidated Balance Sheet at December 31, 2016 has been derived from our audited financial statements but does not include all of the information and footnotes required by GAAP for audited annual financial information.
The accompanying unaudited condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and related notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the U.S. Securities and Exchange Commission (SEC) on March 16, 2017.
Going Concern
We have the responsibility to evaluate, based on the provisions of the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements - Going Concern (ASU 2014-15), whether conditions and/or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date that these financial statements are issued. Our initial step in the evaluation does not take into consideration the potential mitigating effects of our plans that have not been fully implemented as of the date the financial statements are issued (e.g., continuing to grow revenues from the sales of OMIDRIA, establishing corporate partnerships or licensing agreements, future available debt financing, etc.)
In performing the first step of this assessment, the derived result is that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. We have a history of net losses ($66.7 million in 2016 and $29.4 million for the six months ended June 30, 2017) and use significant cash in operating activities ($51.5 million in 2016 and $20.9 million for the six months ended June 30, 2017). As of June 30, 2017, we had $29.7 million in cash, cash equivalents and short-term investments available to fund operations and debt service costs. We expect to continue to incur negative cash flows until such time as OMIDRIA product sales or other sources of revenue (e.g., corporate partnering or licensing) generate sufficient cash inflows to finance our operations and debt service requirements (which debt service will be at least $6.8 million through August 8, 2018). In addition, we also considered that pass-through reimbursement for our commercial product, OMIDRIA, is currently due to expire as of January 1, 2018 if we do not secure similar or separate reimbursement prior to that time.

In performing the second step of this assessment, we are required to evaluate under ASU 2014-15 whether our plans to mitigate the conditions above alleviate the substantial doubt about our ability to meet our obligations as they become due within one year after the date that these financial statements are issued. Our future plans include securing continued separate reimbursement (or equivalent reimbursement treatment) for OMIDRIA beyond the January 1, 2018 expiration of pass-through reimbursement, and/ or continuing to grow OMIDRIA revenues, and additional funding sources may include establishing corporate partnerships, establishing collaboration and licensing revenue agreements, sale of assets, and issuing public or private equity securities, including selling common stock through our At Market Issuance Sales Agreement (ATM Agreement) with JonesTrading Institutional Services LLC (JonesTrading) (see Note 9 for further detail). We also have the ability, at our election, to borrow an additional $25.0 million that is currently available under our existing CRG Loan Agreement through September 2017. In addition, under the CRG Loan Agreement we have the ability to borrow an additional $20.0 million beyond the above-

noted $25.0 million if our OMIDRIA net product sales exceed $25.0 million or if our average market capitalization averages at least $1.0 billion for any consecutive three-month period on or prior to December 31, 2017 (see Note 7 for further detail).

    While an additional $25.0 million is currently available at our election under the CRG Loan Agreement and an additional $20.0 million may become available, the other sources of working capital are not currently assured, and consequently these sources of capital may not sufficiently mitigate the risks and uncertainties disclosed above. We have therefore concluded, based on the provisions of ASU 2014-15, that there is substantial doubt about our ability to continue as a going concern through August 8, 2018.

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
Product sales are recorded net of wholesaler distribution fees and estimated chargebacks, product returns, rebates and purchase volume discounts. Accruals or allowances are established for these deductions in the same period when revenue is recognized, and actual amounts incurred are offset against the applicable accruals or allowances. We reflect each of these accruals or allowances as either a reduction in the related account receivable or as an accrued liability, depending on how the amount is expected to be settled.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, (FASB), issued amended guidance related to revenue from contracts with customers. The amended guidance introduces a new principles-based framework for revenue recognition and disclosure. Since its issuance FASB has issued five Accounting Standards Updates, (ASUs), amending the guidance and effective date, and the SEC has rescinded certain related guidance; the most recent of which was issued in December 2016. The effective date of the guidance requires us to adopt the standard at the beginning of our first quarter of fiscal 2018 with earlier application permitted. The new guidance requires either a modified retrospective method or a full retrospective method of transition. We currently anticipate adopting the guidance at the beginning of our first quarter of fiscal 2018 under the modified retrospective method. We currently do not anticipate a material impact on our revenue recognition practices. We continue to review variable consideration, potential disclosures, and our method of adoption to complete our evaluation of the impact on our consolidated financial statements. In addition, we continue to monitor additional changes, modifications, clarifications or interpretations undertaken by the FASB, which may impact our current conclusions.
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
In May 2016, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718), which effectively amends previous issued guidance and provides clarity and consistency in practice on the accounting for changes to the terms and conditions of stock-based payment arrangement. This standard is effective for all annual and interim periods beginning after December 15, 2017 and is applied prospectively to modifications occurring after the adoption date. Earlier adoption is permitted. We do not anticipate a material change upon adoption.

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
The basic and diluted net loss per share amounts for the three and six months ended June 30, 2017 and 2016 were computed based on the shares of common stock outstanding during the respective periods. Potentially dilutive securities excluded from the diluted loss per share calculation are as follows:

	June 30,
	2017	2016
Outstanding options to purchase common stock	10,334,730	9,501,818
Outstanding warrants to purchase common stock	100,602	100,602
Total	10,435,332	9,602,420

Note 3—Cash, Cash Equivalents and Investments
As of June 30, 2017 and December 31, 2016, all investments are classified as short-term and available-for-sale on the accompanying Condensed Consolidated Balance Sheets. Investment income, which is included as a component of other income (expense), consists of interest earned.

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
Our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	June 30, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money-market funds classified as non-current restricted cash and investments	$5,835	$—	$—	$5,835
Money-market funds classified as short-term investments	26,281	—	—	26,281
Total	$32,116	$—	$—	$32,116

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money-market funds classified as non-current restricted cash and investments	$5,835	$—	$—	$5,835
Money-market funds classified as short-term investments	43,107	—	—	43,107
Total	$48,942	$—	$—	$48,942

Cash held in demand deposit accounts of $3.4 million and $2.2 million is excluded from our fair-value hierarchy disclosure as of June 30, 2017 and December 31, 2016, respectively. There were no unrealized gains or losses associated with our short-term investments as of June 30, 2017 or December 31, 2016. The carrying amounts reported in the accompanying Condensed Consolidated Balance Sheets for receivables, accounts payable, other current monetary assets and liabilities and notes payable and lease financing obligations approximate fair value.

Note 5—Inventory

The components of inventory are as follows:

	June 30, 2017	December 31, 2016
	(In thousands)
Raw materials	$101	$101
Work-in-process	537	854
Finished goods	267	173
Total inventory	$905	$1,128

Work-in-process consists of manufactured vials of OMIDRIA which have not been packaged into finished goods.

Note 6—Accrued Liabilities
Accrued liabilities consist of the following:

	June 30, 2017	December 31, 2016
	(In thousands)
Employee compensation and related taxes	$5,147	$4,551
Contract research and development	4,541	3,030
Consulting and professional fees	4,484	2,223
Sales rebates and discounts	3,767	1,335
Clinical trials	964	1,167
Other accruals	2,740	946
Total accrued liabilities	$21,643	$13,252

Note 7—Notes Payable
Notes payable and lease financing obligations consist of the following:

	June 30, 2017	December 31, 2016
	(in thousands)
Notes payable	$82,143	$80,516
Lender facility fee payable upon maturity	4,107	4,025
Lease financing obligations	561	522
Notes payable, facility fee and lease financing obligations	86,811	85,063
Unamortized debt discount	(3,755)	(3,958)
Unamortized debt issuance costs	(1,295)	(1,395)
Current portion of lease financing obligations	(250)	(198)
Non-current portion of notes payable and lease financing obligations, net	$81,511	$79,512
In October 2016, we entered into the CRG Loan Agreement, which requires that we make interest-only payments through December 31, 2020. Subject to the achievement of certain milestones, this interest-only period potentially could be extended through the maturity date of September 30, 2022. In November 2016, we borrowed $80.0 million under the CRG Loan Agreement and repaid our then-outstanding notes payable. In May 2017, CRG agreed that we can access, at our election, the $25.0 million available in the next tranche under the CRG Loan Agreement through September 19, 2017. We also have the ability to borrow an additional $20.0 million if we achieve OMIDRIA net product sales of at least $25.0 million or an average market capitalization of at least $1.0 billion for any consecutive three-month period ending on or prior to December 31, 2017, and the borrowing occurs on or prior to March 21, 2018.
The CRG Loan Agreement accrues interest at an annual rate of 12.25% (4.00% of which can be deferred at our option through December 31, 2020 by adding such amount to the aggregate principal amount). As of June 30, 2017, as allowed under the CRG Loan Agreement, we have deferred $2.1 million ($1.6 million for the six months ended June 30, 2017) of interest due by increasing the principal amount outstanding. The CRG Loan Agreement requires us to maintain cash and cash equivalents of $5.0 million during the term of the agreement which is recorded as restricted cash and investments in our Condensed Consolidated Balance Sheet.
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
The CRG Loan Agreement includes customary events of default (see Note 7 of the “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2016). If there is an event of default the lenders may have the right to accelerate all of our repayment obligations under the CRG Loan Agreement and to take control of our pledged assets, which consists of substantially all of our assets including our intellectual property. Under certain circumstances, a default interest rate of an additional 4.00% per annum will apply to all outstanding obligations during the existence of an event of default. There was no event of default under the CRG Loan Agreement as of June 30, 2017.

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
Contracts
We have various agreements with third parties that collectively require payment of termination fees totaling $3.7 million as of June 30, 2017 if we cancel work within specific time frames, either prior to commencing or during performance of the contracted services. This is in addition to fees associated with the CRG Loan Agreement (see Note 7) and within the Contractual Obligations and Commitments and Financial Condition - Liquidity and Capital Resources sections of Management’s Discussion and Analysis.
Litigation
As described within Note 8 of the “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2016, we filed a patent infringement lawsuit against Par Pharmaceutical, Inc. and its subsidiary, Par Sterile Products, LLC (collectively, Par) in September 2015 following our receipt of a Paragraph IV Notice Letter from Par stating that it had filed an Abbreviated New Drug Application (ANDA) seeking approval from the FDA to market a generic version of OMIDRIA before the expiration of three Orange Book-listed patents covering OMIDRIA. In April 2016, August 2016 and November 2016, we amended the lawsuit to assert additional OMIDRIA patents. Par has stipulated to infringement of each of the currently asserted patents, and the court entered a partial judgment that Par’s filing of its ANDA constitutes an act of infringement of each of the currently asserted patents, subject to Par’s continued invalidity defenses and any challenge to enforceability. The filing of our suit against Par triggered a 30-month stay of the FDA’s approval of Par’s ANDA, which is expected to remain in effect until late January 2018 absent an earlier decision by the court. A bench trial was held on this matter on July 5-7, 2017. The court is expected to issue a decision prior to expiration of the stay. We believe that the invalidity assertions raised by Par do not have merit and we intend to continue defending our patents vigorously.
In May 2017, we received Notice Letters from Sandoz Inc. (Sandoz) and Lupin Ltd. and Lupin Pharmaceuticals, Inc. (collectively, Lupin), respectively, that Sandoz and Lupin had each filed an ANDA containing a Paragraph IV Certification under the Hatch-Waxman Act seeking approval from the FDA to market a generic version of OMIDRIA prior to the expiration of six Orange Book-listed patents covering OMIDRIA. On June 21, 2017, we filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware and a patent infringement lawsuit in the U.S. District Court for the District of New Jersey against Sandoz and on June 22, 2017 we filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware and a patent infringement lawsuit in the U.S. District Court for the District of New Jersey against Lupin. The Delaware lawsuits have each been served on Sandoz and Lupin, and the New Jersey complaint has been served on Sandoz. The lawsuits were filed under the Hatch-Waxman Act for Sandoz’s and Lupin’s respective infringement of six Omeros patents: U.S. Patent Nos. 8,173,707, 8,586,633, 9,066,856, 9,278,101, 9,399,040 and 9,486,406, which relate to OMIDRIA and that are listed in the Orange Book. These patents were granted following review by the U.S. Patent and Trademark Office, are presumed to be valid under governing law, and can only be invalidated in federal court with clear and convincing evidence. Under the Hatch-Waxman Act, we were permitted to file suit within 45 days from its receipt of each Notice Letter and thereby trigger a 30-month stay of the FDA’s approval of the respective ANDAs. Each stay is expected to remain in effect until November 2019 while the lawsuits are pending. The assertions raised in Sandoz’s and Lupin’s Paragraph IV Notice Letters are substantially similar to those raised by Par in the above-described patent litigation matter against Par. We believe the assertions in the Sandoz and Lupin Paragraph IV Notice Letters do not have merit, and we intend to vigorously prosecute our infringement claims against each of Sandoz and Lupin.

Note 9—Shareholders’ Equity
Common Stock
For the six months ended June 30, 2017, we received proceeds of $5.6 million upon the exercise of stock options which resulted in the issuance of 628,470 shares of common stock. For the six months ended June 30, 2016, we received proceeds of $1.9 million upon the exercise of stock options and warrants which resulted in the issuance of 1,171,775 shares of common stock.

We did not sell any shares of our common stock under the ATM Agreement during the three or six months ended June 30, 2017 and sold 64,565 shares at an average price of $11.41 per share and received net proceeds of $724,000 during the same period in 2016. We are currently permitted to sell shares of our common stock having an aggregate offering amount of up to $50.0 million under the ATM Agreement.
Warrants
In connection with an amendment of the then-outstanding loan agreement with Oxford Finance LLC and East West Bank on May 18, 2016, we issued warrants to purchase an aggregate of 100,602 shares of our common stock. As of June 30, 2017, these warrants remained outstanding and are exercisable through May 18, 2023 at an exercise price of $9.94 per share.

Note 10—Stock-Based Compensation
Stock-based compensation expense includes amortization of stock options granted to employees and non-employees and has been reported in our Condensed Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Research and development	$1,263	$1,219	$2,737	$3,374
Selling, general and administrative	1,869	1,391	3,671	3,657
Total	$3,132	$2,610	$6,408	$7,031
The fair value of each option grant to employees and directors is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were applied to employee and director stock option grants during the periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Estimated weighted-average fair value	$12.25	$8.50	$8.18	$6.93
Weighted-average assumptions
Expected volatility	74%	74%	74%	74%
Expected term, in years	6.0	5.8	6.0	5.7
Risk-free interest rate	1.95%	1.37%	2.01%	1.40%
Expected dividend yield	—%	—%	—%	—%

Stock option activity for all stock plans and related information is as follows:

	Options Outstanding	Weighted- Average Exercise Price per Share	Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Balance at December 31, 2016	9,809,374	$9.66
Granted	1,668,190	12.37
Exercised	(628,470)	8.97
Forfeited	(514,364)	10.80
Balance at June 30, 2017	10,334,730	$10.07	6.91	$128,131
Vested and expected to vest at June 30, 2017	9,972,946	$10.00	6.83	$124,321
Exercisable at June 30, 2017	6,830,249	$9.18	5.77	$90,716
At June 30, 2017, excluding non-employee stock options, the total estimated compensation expense to be recognized in connection with our unvested options is $22.7 million, and 3,712,515 shares were available to grant.

2017 Omnibus Incentive Compensation Plan - On June 16, 2017, our shareholders approved the Omeros Corporation 2017 Omnibus Incentive Compensation Plan (the 2017 Plan), which provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares and other stock and cash awards to employees, directors and consultants and subsidiary corporations’ employees and consultants. The 2017 Plan replaces the Omeros Corporation 2008 Equity Incentive Plan (the 2008 Plan) and as a result we will not grant any new awards under the 2008 Plan. Any stock option awards granted under the 2008 Plan that were outstanding as of the effectiveness of the 2017 Plan remain in effect pursuant to their terms and, if the award terminates or is repurchased, the shares underlying such award become available for grant under the 2017 Plan. Under the 2017 Plan, stock options must be granted with exercise prices not less than the fair market value of the common stock subject to the stock option on the date of the grant (and, in some cases, not less than 110% of such fair market value). The term of stock options granted under the 2017 Plan may not exceed 10 years and, in some cases, may not exceed five years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
Overview
We are a commercial-stage biopharmaceutical company committed to discovering, developing and commercializing small-molecule and protein therapeutics for large-market as well as orphan indications targeting inflammation, complement-mediated diseases and disorders of the central nervous system.
Our drug product OMIDRIA® is marketed in the U.S. for use during cataract surgery or intraocular lens, or IOL, replacement. OMIDRIA is part of our proprietary PharmacoSurgery® platform, which is designed to improve clinical outcomes of patients undergoing ophthalmological, arthroscopic, urological and other surgical procedures. Our PharmacoSurgery platform is based on low-dose combinations of FDA-approved therapeutic agents delivered directly to the surgical site throughout the duration of the procedure to inhibit preemptively inflammation and other problems caused by surgical trauma and to provide clinical benefits both during and after surgery.
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
Products, Product Candidates, Development Programs and Platforms
OMIDRIA. OMIDRIA is approved in the U.S. by the FDA for use during cataract surgery or IOL replacement to maintain pupil size by preventing intraoperative miosis (pupil constriction) and to reduce postoperative ocular pain. We launched OMIDRIA in the U.S. in the second quarter of 2015 primarily through wholesalers which, in turn, sell to ambulatory surgery centers, or ASCs, and hospitals. The Centers for Medicare and Medicaid Services, or CMS, has granted transitional pass-through reimbursement status for OMIDRIA, which we expect to run until January 1, 2018. Pass-through status allows for separate payment (i.e., outside the bundled payment) under Medicare Part B for new drugs and other medical technologies that meet well-established criteria specified by federal regulations governing Medicare spending. We are working through legislative and administrative means to continue to obtain separate or similar reimbursement for OMIDRIA on and after January 1, 2018 and/or to extend the pass-through period; however, in the event that none of these approaches is successful, we expect that OMIDRIA will be included as part of the packaged procedural payment and, as a result, the per unit price, as well as our net revenues, we receive for OMIDRIA would likely be reduced, potentially by a significant amount.
We completed an FDA-required post-marketing OMIDRIA pediatric clinical trial in 2016 that was conducted to fulfill both the post-marketing requirement as well as a Written Request from the FDA to conduct a pediatric study. Successful completion of the trial, including submission of a supplemental New Drug Application, or sNDA, that includes the full clinical study report and proposed labeling, plus confirmation by the FDA that the submission fulfills the FDA’s Written Request, results in eligibility for an additional six months of marketing exclusivity for OMIDRIA and label expansion to include information on dosing for pediatric patients. We have submitted an sNDA, with results of the pediatric study included in proposed label language. Although conducted in patients newborn to three years old, the FDA agreed that results from this trial can be extrapolated to patients through 18 years of age, and a label expansion, if any, would be expected to be applicable to that full age range.
Outside of the U.S., we have received approval from the European Commission, or EC, to market OMIDRIA in the EEA for use during cataract surgery and other IOL replacement procedures to maintain mydriasis (pupil dilation), to prevent miosis (pupil constriction), and to reduce postoperative eye pain. For the European OMIDRIA marketing authorization to remain valid, product must be placed on the market (i.e., released into the distribution chain) in at least one EEA country by July 28, 2018. Decisions about price and reimbursement for OMIDRIA are made on a country-by-country basis and may be required before marketing may occur in a particular country. We do not expect to see sales of OMIDRIA in the EEA and other international territories if we are unable to enter into partnerships for the marketing and distribution of OMIDRIA. Timing of any such partnerships depends on numerous factors, including completion of mutual diligence exercises and domestic sales of OMIDRIA. In addition, we have an exclusive supply and distribution agreement for the sale of OMIDRIA in certain countries in the Middle East, including the Kingdom of Saudi Arabia and the United Arab Emirates, under which sales began on a limited basis in the Kingdom of Saudi Arabia in 2016.

In July 2015, we received a Notice Letter from Par Pharmaceutical, Inc. and its subsidiary, Par Sterile Products, LLC, or collectively, Par, that Par had filed with the FDA an Abbreviated New Drug Application, or ANDA, containing a Paragraph IV Certification under the Hatch-Waxman Act seeking approval to market a generic version of OMIDRIA prior to the expiration of three patents listed in the Orange Book for OMIDRIA, or the Orange Book Patents. In September 2015 we filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware against Par and a three-day bench trial was held on this matter in July 2017. For more information regarding this matter, see Part II, Item 1, “Legal Proceedings.”
In May 2017, we received a Notice Letter from Sandoz, Inc., or Sandoz, and a Notice Letter from Lupin Ltd. and Lupin Pharmaceuticals, Inc., which we refer to collectively as Lupin, stating that each of Sandoz and Lupin had filed with the FDA an NDA containing a Paragraph IV Certification under the Hatch-Waxman Act seeking approval to market a generic version of OMIDRIA prior to the expiration of six Orange Book Patents. On June 21, 2017, Omeros filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware and a patent infringement lawsuit in the U.S. District Court for the District of New Jersey against Sandoz and on June 22, 2017, Omeros filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware and a patent infringement lawsuit in the U.S. District Court for the District of New Jersey against Lupin. For more information regarding these matters, see Part II, Item 1, “Legal Proceedings.”
Product Candidates. We have the following clinical-stage programs in our pipeline:

•
MASP-2 - OMS721. OMS721 is our lead human monoclonal antibody targeting mannan-binding lectin-associated serine protease-2, or MASP-2, the effector enzyme of the lectin pathway of the complement system. OMS721 is being developed for diseases in which the lectin pathway is believed to contribute to significant tissue injury and pathology. One group of such diseases is thrombotic microangiopathies, or TMAs, including atypical hemolytic uremic syndrome, or aHUS, and hematopoietic stem-cell transplant, or HSCT, -related TMA. We have a Phase 3 clinical program in patients with aHUS and enrollment has opened in the Phase 3 clinical trial. The Phase 3 clinical program in patients with aHUS consists of one clinical trial - a single-arm (i.e., no control arm), open-label trial in patients with newly diagnosed or ongoing aHUS. We also have initiated a Phase 3 program for OMS721 in patients with IgA nephropathy. Discussions with the FDA are ongoing and the Phase 3 clinical trial in IgA nephropathy is expected to begin by the end of 2017. We have continued to enroll patients in our ongoing OMS721 Phase 2 IgA nephropathy clinical trial and in our OMS721 Phase 2 clinical trial in patients with HSCT-TMA and with aHUS. We also expect to initiate a Phase 3 clinical program in HSCT-TMA before year-end.

In our OMS721 program, we have received from the FDA orphan drug designation for the prevention (inhibition) of complement-mediated TMAs and fast track designation for the treatment of patients with aHUS. In June 2017 we announced that the FDA granted breakthrough therapy designation to OMS721 for the treatment of IgA nephropathy. In August 2017 OMS721 was granted by the FDA orphan drug designation in IgA nephropathy. We are seeking breakthrough designation for OMS721 in HSCT-TMA and plan to pursue accelerated approval in one or more of the indications in development. In addition, in Europe we are pursuing orphan designation and Priority Medicines designation for the treatment of IgA nephropathy.

•
PDE10 - OMS824 for Huntington’s disease and Schizophrenia. OMS824, our lead phosphodiesterase 10, or PDE10, inhibitor, is in a Phase 2 clinical program for the treatment of Huntington’s disease and a Phase 2 clinical program evaluating OMS824 for the treatment of schizophrenia. We are also evaluating other neurological indications for OMS824. Plans for continuation of the OMS824 program will be based on internal ongoing work and on discussions with the FDA. Clinical trials in our Huntington’s program may progress, but if so are currently subject to dosing limitations pending agreement with the FDA. Clinical trials evaluating OMS824 in schizophrenia remain suspended at the request of the FDA until we submit to the FDA a protocol for a schizophrenia trial and receive its clearance to proceed.

•
PPARγ - OMS405. In our peroxisome proliferator-activated receptor gamma, or PPARγ, program, Phase 2 clinical trials have been conducted by our collaborators to evaluate a PPARγ agonist, alone or in combination with other agents, and have yielded positive data in the treatment of addiction to cocaine, heroin and nicotine.

Development Programs and Platforms. Our preclinical programs and platforms include:

•
PDE7 - OMS527. In our phosphodiesterase 7, or PDE7, program, we are developing proprietary compounds to treat addiction and compulsive disorders as well as movement disorders. We have selected a clinical candidate and have initiated toxicology studies intended to support the submission of an Investigational New Drug application, or IND, or Clinical Trial Application, or CTA, and subsequent clinical trials. We expect to submit an IND or CTA for OMS527 in early 2018.

•
MASP-3 - OMS906. In our mannan-binding lectin-associated serine protease-3, or MASP-3 program, we are developing MASP-3 inhibitors for the treatment of disorders related to the alternative pathway of the complement system. In preparation for clinical trials, we will be initiating manufacturing scale-up and are evaluating a number of alternative pathway-related disorders (e.g., paroxysmal nocturnal hemoglobinuria, or PNH) as the first clinical indication for OMS906.

•
GPCR Platform and Programs. We have developed a proprietary cellular redistribution assay, or CRA, which we use in a high-throughput manner to identify synthetic ligands, including antagonists, agonists and inverse agonists, that bind to and affect the function of orphan GPCRs. We are conducting in vitro and in vivo preclinical efficacy studies and optimizing compounds for a number of targets including: GPR151, linked to schizophrenia and cognition; GPR161, which is associated with triple negative breast cancer and various sarcomas; GPR183, linked to osteoporosis and to Epstein-Barr virus infections and related diseases; GPR174, which appears to be involved in the modulation of the immune system and, in particular, increases cytokine production and inhibits production of regulatory T cells, or “T-regs,” both which are known to be important in autoimmune disease, such as multiple sclerosis, in cancer and in organ transplantation; and OPN4, linked to seasonal affective disorder, mood disorders and photophobia.

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
Financial Summary
We recognized net losses of $14.4 million and $12.6 million for the three months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, our accumulated deficit was $499.3 million, total shareholders’ deficit was $54.9 million and we had $29.7 million in cash, cash equivalents and short-term investments available for general corporate use. In addition, we had restricted cash and investments of $5.8 million that we were required to maintain in depository and investment accounts as of June 30, 2017 pursuant to (a) our Loan and Security Agreement, or the CRG Loan Agreement, with CRG Servicing LLC, or CRG, which requires us to maintain a balance of cash and cash equivalents of $5.0 million, (b) our lease related to the Omeros Building, and (c) our fleet vehicles used by our OMIDRIA sales force.

Results of Operations
Revenue
Our revenue consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Product sales, net	$17,151	$10,004	$29,408	$17,250
Small Business Innovative Research Grants (SBIR)	—	—	—	173
Total revenue	$17,151	$10,004	$29,408	$17,423
During the three and six months ended June 30, 2017, OMIDRIA revenue increased $7.1 million, or 71.4%, and $12.2 million or 70.5% as compared to the three and six months ended June 30, 2016. The increase in OMIDRIA sales during the three and six months ended June 30, 2017 compared to the same periods in 2016 is primarily due to the continued acceptance of OMIDRIA in the ophthalmic surgery community, as evidenced by an increase in the number of customers purchasing OMIDRIA and increased penetration into existing customer accounts.
As compared to the quarter ended March 31, 2017, OMIDRIA reported revenue increased $4.9 million, or 39.9%. This increase was due to a higher number of units of OMIDRIA being sold and is primarily attributable to growth in new customers and increased OMIDRIA purchases from our existing customers, due in part to increased participation in the OMIDRIA purchase volume discount program for which ASCs may qualify by meeting or exceeding quarterly purchase volumes of OMIDRIA. A fluctuation in wholesaler inventories also positively impacted the quarter ended June 30, 2017 as wholesaler inventories of OMIDRIA were significantly lower at March 31, 2017 than historical levels due to the timing of wholesaler purchases. These inventories returned to normal levels early in April 2017 and were at historical levels at June 30, 2017.
CMS has granted transitional pass-through reimbursement status for OMIDRIA, which we expect to run until January 1, 2018. Pass-through status allows for separate payment (i.e., outside the bundled payment) under Medicare Part B for new drugs and other medical technologies. We are seeking to continue to obtain separate or similar reimbursement for OMIDRIA on and after January 1, 2018 and/or to extend the pass-through period through legislative and administrative means; however, in the event that neither approach is successful, we expect that OMIDRIA will be included as part of the packaged payment and as a result the per unit price we receive for OMIDRIA would likely be reduced and our product revenue might be significantly impacted. We are currently unable to predict whether separate or similar reimbursement will be granted or whether an extension of the pass-through period will be granted, or, if granted, the timing of the grant or the actual reimbursement rate. In addition, uncertainty regarding the reimbursement status of the product may result in customers delaying purchase decisions, particularly during the fourth quarter of 2017.
Until we have additional clarity on reimbursement for OMIDRIA pass-through reimbursement after January 1, 2018 and our patent infringement lawsuits against each of Par, Sandoz and Lupin (see Part II, Item 1 - Legal Proceedings), we cannot determine the impact they may have on OMIDRIA product sales trends.
Gross-to-Net Deductions
We record OMIDRIA product sales net of estimated chargebacks, rebates, distribution fees and product returns. These deductions are generally referred to as gross-to-net deductions. Our total gross-to-net provision for the three and six months ended June 30, 2017 was 25.4% and 23.8%, respectively of gross OMIDRIA product sales. This compares to 8.1% and 7.7% for the corresponding periods in 2016. The primary reason for the increases in gross-to-net deductions for all periods is an increase in chargebacks and rebates due to our OMIDRIAssure Reimbursement Program and our purchase volume discount program.
A summary of our gross-to-net related accruals for the six months ended June 30, 2017 is as follows:

	Chargebacks and Rebates	Distribution Fees and Product Return Allowances	Total
	(In thousands)
Balance as of December 31, 2016	$1,629	$481	$2,110
Provisions	7,829	1,356	9,185
Payments	(5,337)	(1,000)	(6,337)
Balance as of June 30, 2017	$4,121	$837	$4,958
Chargebacks and Rebates.
We record a provision for estimated chargebacks and rebates at the time we recognize OMIDRIA product sales revenue and reduce the accrual when payments are made or credits are granted. Our chargebacks are related to a Pharmaceutical Pricing Agreement, a Federal Supply Schedule agreement, a 340B prime vendor agreement and a Medicaid Drug Rebate Agreement. We also record a provision for estimated rebates for our OMIDRIAssure Reimbursement Services Program and our purchase volume discount programs.

Our chargebacks and rebates provision for the three and six months ended June 30, 2017 was 21.8% and 20.3%, respectively, of gross OMIDRIA product sales. The percentage increase for the quarter ended June 30, 2017 from the preceding calendar quarter was primarily due to increased rebates associated with our OMIDRIAsssure Reimbursement Services Program and our purchase volume discount program. We expect our provision for chargebacks and rebates for the remainder of 2017 to remain relatively constant as a percentage of product sales with the quarter ended June 30, 2017.
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

The following table illustrates our expenses associated with these activities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Direct external expenses:
Clinical research and development:
MASP-2 Program - OMS721	$3,605	$2,701	$7,455	$8,697
OMIDRIA - Ophthalmology	1,377	684	2,412	1,949
Other clinical programs	34	68	89	354
Total clinical research and development	5,016	3,453	9,956	11,000
Preclinical research and development	903	485	1,573	975
Total direct external expenses	5,919	3,938	11,529	11,975

Internal, overhead and other expenses	5,955	5,074	11,111	10,316
Stock-based compensation expense	1,263	1,219	2,737	3,374
Total research and development expenses	$13,137	$10,231	$25,377	$25,665
The increase in total clinical research and development expenses during the three months ended June 30, 2017, compared to the same period in 2016 is due primarily to higher manufacturing and clinical trial costs for our OMS721 program, and the filing fee required on our submission of the supplemental NDA associated with our post-marketing OMIDRIA pediatrics trial to the FDA in June 2017. In addition, the increase in preclinical research and development is due primarily to higher third-party development expenses incurred as we continue to advance our preclinical and development drug candidates towards the clinic.
The decrease in total clinical research and development expenses during the six months ended June 30, 2017 compared to the same period in 2016 is due primarily to timing of clinical costs associated with OMS721. The completion of a post-marketing OMIDRIA pediatric trial and cessation of the associated costs also contributed to the decrease. These decreases were partially offset by the filing fee required upon our submission of the supplemental NDA associated with our post-marketing OMIDRIA pediatrics trial to the FDA.
The increase in internal, overhead and other expenses is due to increased employee related costs.
The decrease in stock-based compensation expense during the six months ended June 30, 2017 compared to the same period in the prior year was primarily due to the timing of annual company-wide option grants.
We anticipate that total research and development costs will increase throughout the remainder of this year primarily due to Phase 3 clinical programs in IgA nephropathy and in HSCT-TMA, and accelerating our OMS721 manufacturing capabilities.
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
We are required to expend substantial resources in the development of our product candidates due to the lengthy process of completing clinical trials and seeking regulatory approval. Any failure or delay in completing clinical trials, or in obtaining regulatory approvals, could delay our generation of product revenue and increase our research and development expenses and, in turn, have a material adverse effect on our operations, financial condition and liquidity. Because of the factors above, we are unable to estimate with any certainty when or if we would recognize any net cash inflows from our research and development projects.

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Selling, general and administrative expenses, excluding stock-based compensation expense	$13,927	$8,984	$24,596	$17,828
Stock-based compensation expense	1,869	1,391	3,671	3,657
Total selling, general and administrative expenses	$15,796	$10,375	$28,267	$21,485
The increase in selling, general and administrative expenses during the three and six months ended June 30, 2017 compared to the same periods in 2016 was primarily due to increased legal costs associated with the Par lawsuit, and to a lesser degree, increased employee costs.
The increase in stock-based compensation expense during the three months ended June 30, 2017 compared to the same period in the prior year was due to additional sales and administrative employee option grants and the prior year annual company-wide option grants not being approved until later in 2016. Annual company-wide option grants for the current year were approved in February 2017.
We anticipate selling, general and administrative costs will decrease during the remainder of this year due primarily to reduced legal costs in connection with enforcing our patents and pursuing our patent infringement claims related to the efforts of each of Par, Sandoz and Lupin to obtain FDA approval for a generic version of OMIDRIA.
Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Interest expense	$2,723	$1,857	$5,386	$3,232

The increase in interest expense during the three and six months ended June 30, 2017 compared to the same period in the prior year was primarily due to the increase in our outstanding notes payable balance under the CRG Loan Agreement as compared to our notes payable balance with our former lender during the comparative periods.

Other Income (Expense), Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Other income (expense), net	$303	$174	$603	$462
Other income (expense), net principally includes sublease rental income and interest earned. Other income (expense) increased during the three and six months ended June 30, 2017 due to incremental subleased space as compared to the same periods in 2016.

Financial Condition - Liquidity and Capital Resources
As of June 30, 2017, we had $29.7 million in cash, cash equivalents and short-term investments available for general corporate use that are held principally in interest-bearing instruments, including money-market accounts. In addition, we had restricted cash and investments of $5.8 million that were maintained in depository and investment accounts pursuant to (a) the CRG Loan Agreement which requires us to maintain a balance of cash and cash equivalents of $5.0 million, (b) our lease related to the Omeros building, and (c) our fleet vehicles used by our OMIDRIA sales force.
Future Funding Requirements
We have a history of net losses ($66.7 million in 2016 and $29.4 million for the six months ended June 30, 2017) and use significant cash in operating activities ($51.5 million in 2016 and $20.9 million for the six months ended June 30, 2017). As of June 30, 2017, we had $29.7 million in cash, cash equivalents and short-term investments available to fund operations and debt service costs. We expect to continue to incur negative cash flows until such time as OMIDRIA product sales or other sources of revenue (e.g., corporate partnering or licensing) generate sufficient cash inflows to finance our operations and debt service requirements (which debt service will be at least $6.8 million through August 8, 2018). In addition, we also considered that pass-through reimbursement for our commercial product, OMIDRIA, is currently due to expire as of January 1, 2018 and that the outcome of the patent infringement lawsuits we filed against Par, Sandoz and Lupin to prevent each from marketing a generic version of OMIDRIA have not yet been resolved.

Our future plans include securing continued separate reimbursement (or equivalent reimbursement treatment) for OMIDRIA beyond the January 1, 2018 expiration of pass-through reimbursement, and/or continuing to grow OMIDRIA revenues, and additional funding sources may include establishing corporate partnerships, establishing collaboration and licensing revenue agreements, and issuing public or private equity securities, including selling common stock through our At Market Issuance Sales Agreement, or the ATM Agreement, with JonesTrading Institutional Services LLC, or JonesTrading (see Note 9 for further detail). We also have the ability, at our election, to borrow an additional $25.0 million that is currently available under our existing CRG Loan Agreement through September 2017. In addition, under the CRG Loan Agreement we have the ability to borrow an additional $20.0 million beyond the above-noted $25.0 million if our OMIDRIA net product sales exceed $25.0 million or our average market capitalization averages at least $1.0 billion for any consecutive three-month period on or prior to December 31, 2017 (see Note 7 for further detail).
While an additional $25.0 million is currently available under the CRG Loan Agreement and an additional $20.0 million may become available, the other sources of working capital are not currently assured, and consequently these sources of capital may not sufficiently mitigate the risks and uncertainties disclosed above. As required by the Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, No. 2014-15, Presentation of Financial Statements - Going Concern, or ASU 2014-15, we have evaluated our financial condition and concluded, based on the provisions of ASU 2014-15 that there is substantial doubt about our ability to continue as a going concern through August 8, 2018 (see Note 1 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q). If we are unable to raise additional capital when needed through one or more of the avenues previously listed, or upon acceptable terms, such failure would have a significant negative impact on our financial condition. Should it be necessary to manage our operating expenses, we would reduce our projected cash requirements through reduction of our expenses by delaying clinical trials, reducing selected research and development efforts, or implementing other restructuring activities.

Cash Flow Data

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Selected cash flow data
Cash provided by (used in):
Operating activities	$(20,861)	$(29,423)
Investing activities	16,510	10,216
Financing activities	5,513	22,431
Operating Activities. Net cash used in operating activities was $20.9 million for the six months ended June 30, 2017, a decrease of $8.6 million from the same period in 2016. The cash used in operating activities was affected by our net loss of $29.4 million, a $7.0 million increase in accounts receivable and a $1.7 million increase in prepaid expenses, partially offset by an $8.4 million increase in accounts payable and accrued expenses, non-cash stock-based compensation expense of $6.4 million, and non-cash interest expense of $2.0 million. The increase in accounts receivable is directly related to increased OMIDRIA sales and the prepaid expense increase relates to advance payments and reservation fees for manufacturing of drug product for use in clinical trials.
Net cash used in operating activities was $29.4 million for the same period in 2016 and was affected by our net loss of $33.2 million, partially offset by stock-based compensation expense of $7.0 million. An increase in accounts receivable of $2.3 million and in inventory of $1.3 million also impacted net cash used in operating activities.
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
Net cash provided by investing activities in the six months ended June 30, 2017 was $16.5 million, an increase of $6.3 million from the same period in 2016. While we experienced a $12.9 million decrease in proceeds from the sale and maturities of investments during the six months ended June 30, 2017 compared to the same period in 2016, we also experienced a $19.5 million decrease in the purchases of short-term investments for the six months ended June 30, 2017 as compared to the same period in 2016.
Financing Activities. Net cash provided by financing activities during the six months ended June 30, 2017 was $5.5 million, a decrease of $16.9 million compared to the same period in 2016. Net cash provided by financing activities for the six months ended June 30, 2017 was related to $5.6 million from proceeds received from the exercise of stock options compared to $1.9 million in proceeds received from the exercise of stock options and warrants during the same period in 2016.
Loan and Security Agreement
In October 2016, we entered into the CRG Loan Agreement, pursuant to which we pledged substantially all of our assets, including intellectual property, as collateral. As of June 30, 2017, we had $82.1 million outstanding under the CRG Loan Agreement. In May 2017, CRG agreed that we can access through September 19, 2017, at our election, the $25.0 million available in the next tranche under the CRG Loan Agreement. We may also have the ability to borrow an additional $20.0 million through March 21, 2018 if we meet certain OMIDRIA net product sales or market capitalization requirements by December 31, 2017. The CRG Loan Agreement accrues interest at an annual rate of 12.25%, 4.00% of which can be deferred at our option at least to December 2020 by adding such amount to the aggregate principal amount. As of June 30, we have deferred $2.1 million ($1.6 million for the six months ended June 30, 2017) of interest under the CRG Loan Agreement. The CRG Loan Agreement requires us to achieve certain annual minimum net revenue thresholds or minimum market capitalization thresholds. See Note 7 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
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
Goods & Services
We have entered into an agreement with Hospira Worldwide, Inc., a wholly owned subsidiary of Pfizer, Inc., or Hospira, for the ongoing commercial supply of OMIDRIA and we are currently compiling data for submission of a supplemental new drug application, or sNDA, for the approval of Hospira as a manufacturing site for OMIDRIA. We do not anticipate any material delays in obtaining this approval. We have no firm purchase commitments outstanding related to commercial lots under this agreement as of June 30, 2017.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk is primarily confined to our investment securities and notes payable. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in high-credit-quality securities. As of June 30, 2017, we had cash, cash equivalents and short-term investments of $29.7 million. In accordance with our investment policy, we invest funds in highly liquid, investment-grade securities. These securities in our investment portfolio are not leveraged and are classified as available-for-sale. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates and, with our current portfolio of short-term investments, we are not exposed to potential loss due to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2017. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the ongoing implementation of a new accounting system that is expected to become operational in late 2017.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In July 2015, we received a Notice Letter from Par that it had filed an ANDA containing a Paragraph IV Certification under the Hatch-Waxman Act and seeking approval from the FDA to market a generic version of OMIDRIA prior to the expiration of three Omeros patents, U.S. Patent Nos. 8,173,707, 8,586,633 and 9,066,856, which relate to OMIDRIA and that are listed in the FDA’s Orange Book for OMIDRIA. These patents were granted following review by the U.S. Patent and Trademark Office, or USPTO, are presumed to be valid under governing law, and can only be invalidated in federal court with clear and convincing evidence. Following receipt of the Paragraph IV Notice Letter we filed a patent infringement lawsuit against Par in the U.S. District Court for the District of New Jersey on September 2, 2015 and a patent infringement lawsuit against Par in the U.S. District Court for the District of Delaware on September 3, 2015. The lawsuits were filed under the Hatch-Waxman Act alleging Par’s infringement of U.S. Patent Nos. 8,173,707, 8,586,633 and 9,066,856. Based on our decision to pursue the action in federal court in Delaware, we voluntarily dismissed the complaint filed in the U.S. District Court for the District of New Jersey. The complaint that we filed in the U.S. District Court for the District of Delaware has been served on Par and Par has filed an answer asserting defenses and counterclaims for declaratory judgment of patent invalidity and non-infringement. In April 2016, August 2016 and November 2016, we amended the complaint to also assert infringement of U.S. Patent Nos. 9,278,101, 9,399,040 and 9,486,406, respectively, which correspondingly issued in March 2016, July 2016 and November 2016 and were listed in the Orange Book after Par’s Paragraph IV Notice Letter. Par has filed answers to our amended complaints asserting defenses and counterclaims for declaratory judgment of patent invalidity and non-infringement. Par has stipulated to infringement of each of the currently asserted patents and the court entered a partial judgment that the filing of Par’s ANDA constitutes an act of infringement of each of the currently asserted patents, subject to Par’s continued invalidity defenses and any challenge to enforceability. The filing of our suit against Par triggered a 30-month stay of the FDA’s approval of Par’s ANDA, which is expected to remain in effect until late January 2018 absent an earlier decision by the court. A bench trial was held on this matter on July 5-7, 2017. The court is expected to issue a decision prior to expiration of the stay. We believe that the invalidity assertions raised by Par do not have merit and we intend to continue defending our patents vigorously.
In May 2017, we received Notice Letters from Sandoz and Lupin that each had filed an ANDA containing a Paragraph IV Certification under the Hatch-Waxman Act seeking approval from the FDA to market a generic version of OMIDRIA prior to the expiration of six Orange Book-listed patents covering OMIDRIA. On June 21, 2017, we filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware and a patent infringement lawsuit in the U.S. District Court for the District of New Jersey against Sandoz and on June 22, 2017 we filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware and a patent infringement lawsuit in the U.S. District Court for the District of New Jersey against Lupin. The Delaware lawsuits have each been served on Sandoz and Lupin, and the New Jersey complaint has been served on Sandoz. The lawsuits were filed under the Hatch-Waxman Act for Sandoz’s and Lupin’s respective infringement of six Omeros patents: U.S. Patent Nos. 8,173,707, 8,586,633, 9,066,856, 9,278,101, 9,399,040 and 9,486,406, which relate to OMIDRIA and that are listed in the Orange Book. These patents were granted following review by the U.S. Patent and Trademark Office, are presumed to be valid under governing law, and can only be invalidated in federal court with clear and convincing evidence. Under the Hatch-Waxman Act, we were permitted to file suit within 45 days from its receipt of each Notice Letter and thereby trigger a 30-month stay of the FDA’s approval of the respective ANDAs. Each stay is expected to remain in effect until November 2019 while the lawsuits are pending. The assertions raised in Sandoz’s and Lupin’s Paragraph IV Notice Letters are substantially similar to those raised by Par in the above-described patent litigation matter against Par. We believe the assertions in the Sandoz and Lupin Paragraph IV Notice Letters do not have merit, and we intend to vigorously prosecute our infringement claims against each of Sandoz and Lupin.

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
OMIDRIA is our only product that has been approved by the FDA for commercial sale in the U.S. For the three months ended June 30, 2017, we recorded net sales of OMIDRIA of $17.2 million. We have not generated revenue from sales of OMIDRIA to date that are sufficient to fund fully our operations and cannot provide assurance that we will generate sufficient revenue from OMIDRIA in the future to fund fully our operations. We will need to generate substantially more product revenue from OMIDRIA to achieve and sustain profitability. Our ability to generate significant revenue from OMIDRIA product sales depends on our ability to achieve increased market acceptance of, and to otherwise market and sell effectively, OMIDRIA, which may not occur for a number of reasons, including:

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
Our operations have consumed substantial amounts of cash since our incorporation and, as of June 30, 2017, we had an accumulated deficit of approximately $499.3 million. We expect to continue to spend substantial amounts to:

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
As of June 30, 2017, we reviewed the provisions of ASU 2014-15, which requires management to assess our ability to continue as a going concern for one year after the date the financial statements are issued. As further discussed in “Note 1-Organization and Basis of Presentation-Going Concern” to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, substantial doubt is deemed to exist about the company’s ability to continue as a going concern through August 8, 2018. Our financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern will require us to generate positive cash flow from operations, obtain additional financing, enter into strategic alliances and/or sell assets. The reaction of investors to the inclusion of a going concern statement in this Quarterly Report on Form 10-Q, our current lack of cash resources and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital, enter into strategic alliances and/or make our scheduled debt payments on a timely basis or at all. If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

If OMIDRIA or any other product that we develop and commercialize does not receive adequate reimbursement from governments or private payers, or if we do not establish and maintain market-acceptable pricing for OMIDRIA or those potential other commercialized products, our prospects for revenue and profitability could suffer.
Our revenues and profitability will depend heavily on the pricing, availability and duration of adequate reimbursement for the use of products that we or our third-party business partners commercialize, including OMIDRIA, from government, private and other third-party payers, both in the U.S. and in other countries. OMIDRIA or any other product that we bring to market may not be considered cost-effective and/or the amount reimbursed for any product may be insufficient to allow us to sell the product profitably. Obtaining reimbursement for any product from each government or third-party payer can be a time-consuming and costly process that may require expansion of staff and/or increased use of third parties and could require us to provide additional supporting scientific, clinical and cost-effectiveness data for the use of our approved products to each payer. We can provide no assurances at this time regarding the cost-effectiveness of OMIDRIA, OMS103 or any of our product candidates. Further, we can provide no assurance that the amounts, if any, reimbursed to surgical facilities for utilization of any of our surgery-related products, including OMIDRIA, our OMS103 product candidate or any of our other product candidates, or to surgeons for the administration and delivery of these products or product candidates will be considered adequate to justify the use of these products or product candidates. In addition, obtaining acceptable coverage and reimbursement from one payer does not guarantee that we will obtain similar acceptable coverage or reimbursement from another payer.
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
Even if we achieve reimbursement for a product, the initial rate or method at which the product will be reimbursed could become unfavorable to us at the time reimbursement is initiated or in the future or may be of a limited duration. After the expiration of pass-through reimbursement status for OMIDRIA effective January 1, 2018, we may not be able to maintain or obtain adequate reimbursement for OMIDRIA. In the event that separate or similar reimbursement is not obtained for OMIDRIA after that date and/or the pass-through period is not extended, we expect that OMIDRIA will be included as part of the packaged payment. If that occurs, we expect that the per unit price we receive for OMIDRIA would likely be reduced, possibly substantially, which may reduce our net revenues depending on the volume of units sold. Further, OMIDRIA end user customers may defer purchases of OMIDRIA during the latter part of 2017, and particularly during the fourth quarter of 2017, if the reimbursement status of the product after December 31, 2017 is uncertain. If customers defer purchases of OMIDRIA, our revenues for the applicable period would be reduced, potentially by a significant amount. In addition, if the rate at which OMIDRIA is reimbursed after December 31, 2017 is less than we expect, we may be required to provide a credit to customers who purchased but did not use the product in 2017, which would result in a reduction of our net product sales. An extension or separate reimbursement for OMIDRIA requires action from legislative and/or administrative authorities and, as a consequence, we cannot guarantee that any such action will be taken or, if taken, when such action will be effective.
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
We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights and such costs or an adverse outcome in such a proceeding may have a material negative effect on our financial condition, results of operations and/or stock price.
If we choose to go to court or take other enforcement action to stop someone else from using our inventions, that individual or company has the right to ask the court to rule that our underlying patents are invalid or should not be enforced against that third-party. These lawsuits are expensive and would consume time and other resources even if we were successful in stopping the infringement of our patents. In addition, a lawsuit could result in a finding that some or all of the claims of one or more of our relevant patents are invalid, unenforceable and/or not infringed, and could also result in a generic version of OMIDRIA being launched. There is also the risk that, even if the validity of these patents is upheld, the court will refuse to stop the other party on the ground that such other party’s activities do not infringe our patents. An adverse outcome in any such legal action could have a material negative effect on our financial condition, results of operations and/or stock price. See “Legal Proceedings” under Item 1 of Part II of this Quarterly Report on Form 10-Q for further discussion of our lawsuits against Par, Sandoz and Lupin.

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
There is uncertainty with respect to the impact that health care reform legislation may have on coverage and reimbursement for healthcare items and services covered by plans that are authorized by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA. In this regard, President Trump and various members of Congress have expressed a desire to repeal all or portions of the ACA. President Trump has also made statements about controlling drug prices. We cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact that such legislation may have on us.
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
Failure to obtain and maintain regulatory approval in foreign jurisdictions would prevent us from marketing our products internationally.
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
OMIDRIA, as well as any of our product candidates, if approved, that are marketed outside of the United States, may face a variety of risks associated with international operations that, if realized, could materially adversely affect our business.
We may be subject to additional risks for OMIDRIA or any of our product candidates that are marketed outside the U.S., including:

•	reduced protection for intellectual property rights;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	foreign currency fluctuations and other obligations incident to doing business in another country; and

•	business interruptions resulting from geopolitical actions, including war and terrorism or natural disasters including earthquakes, typhoons, floods and fires.
Any of these risks, if realized, could increase our operating expenses and reduce our revenues.
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
Manufacturing under our existing OMIDRIA manufacturing agreement with Patheon ceased at the end of 2015. Approval by the FDA or other regulatory agencies of Hospira as a manufacturing site has not been completed. We do not presently have an alternate manufacturing facility for OMIDRIA in operation and we do not expect that any OMIDRIA manufacturing facility will be approved for production before late 2017 at the earliest. We anticipated this transition and increased production of OMIDRIA prior to the break in manufacturing, and believe that we will have sufficient supply to meet product needs until OMIDRIA production is recommenced. However, we can provide no assurances if or when the Hospira manufacturing facility or any alternate manufacturing facility for OMIDRIA will be in production or whether we can meet market demand for OMIDRIA if demand is greater than we anticipate. Additionally, damage to or destruction of OMIDRIA inventory, including inventory warehoused at our third-party logistics provider, could also adversely affect our ability to meet market demand. We have obtained insurance coverage for the replacement cost of damaged or destroyed OMIDRIA inventory but such coverage would not compensate us for any resulting loss of sales revenue or a reduction in gross margin.

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
We have borrowed $80.0 million under the CRG Loan Agreement and pledged substantially all of our assets, including intellectual property, as collateral. The CRG Loan Agreement restricts our ability to, among other things, incur indebtedness, grant liens, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, pay cash dividends or make distributions, repurchase stock, license certain of our intellectual property on an exclusive basis and engage in significant business transactions such as a change of control. Any of these restrictions could significantly limit our operating and financial flexibility and ability to respond to changes in our business or competitive activities. The CRG Loan Agreement requires us to achieve either (a) certain minimum net revenue amounts from OMIDRIA through the end of 2021, which are $55.0 million and $65.0 million for the 2017 and 2018 calendar years, respectively, or (b) a minimum market capitalization threshold equal to the product of 6.4 multiplied by the aggregate principal amount of loans outstanding under the CRG Loan Agreement determined as of the fifth business day following announcement of earnings results for the applicable year. In the event we do not achieve either of the minimum revenue amount or the minimum market capitalization threshold for a year, we can satisfy the requirement by raising additional funds through an equity or subordinated debt issuance and using the proceeds to pay down the loan balance by an amount equal to the difference between the minimum revenue amount for such year and the actual revenue amount for such year. We recorded net sales of OMIDRIA of $29.4 million for the six month period ended June 30, 2017, and we cannot provide assurance that we will generate sufficient revenue from OMIDRIA in the future to satisfy fully the net revenue covenants in 2017 and/or subsequent years during the term of the CRG Loan Agreement. We are also required to maintain $5.0 million in cash and cash equivalents during the term of the CRG Loan Agreement.
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
In June 2015 we entered into the OMS103 Agreement pursuant to which we granted Fagron an exclusive, royalty-free license to the OMS103 intellectual property, manufacturing information and clinical data to manufacture and commercialize OMS103 in the U.S. in exchange for potential future payments based on product revenue and achievement of commercial milestones. As a result of entering into the OMS103 Agreement, we discontinued our OMS103 clinical development program and are dependent on Fagron to commercialize OMS103 in the U.S. We cannot control whether Fagron will fulfill its obligations under the OMS103 Agreement or whether the commercialization of OMS103 will be successful. Fagron has not performed its diligence milestones in the OMS103 Agreement, including initiating sales of OMS103, and we believe that it is unlikely they will do so. We continue to evaluate our options with respect to the OMS103 Agreement and the OMS103 program. If we elect to pursue arbitration with Fagron, and/or the OMS103 Agreement is terminated, we can provide no assurances that we will be able to enter into another licensing agreement or have sufficient resources to restart clinical development and conduct any clinical trials if desired. Any of the above risks, if realized, could adversely affect our results of operations.
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
Should we decide to use active pharmaceutical ingredients in any of our product candidates that are proprietary to one or more third parties, such as our PDE7 program (OMS527) or our plasmin program (OMS616), we would need to maintain licenses to those active ingredients from those third parties. If we are unable to continue to access rights to these active ingredients prior to conducting preclinical toxicology studies intended to support clinical trials, we may need to develop alternate product candidates from these programs by either accessing or developing alternate active ingredients, resulting in increased development costs and delays in commercialization of these product candidates. If we are unable to maintain continued access rights to the desired active ingredients on commercially reasonable terms or develop suitable alternate active ingredients, or if we do not meet diligence or other obligations under the corresponding licenses, we may not be able to commercialize product candidates from these programs.

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
During the 12-month period ended June 30, 2017, our stock traded as high as $27.09 per share and as low as $7.20 per share. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to numerous factors, many of which are beyond our control. In addition, the stock market has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of publicly traded companies. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. These fluctuations may be even more pronounced in the trading market for our stock. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
If we issue additional shares of our common stock or other securities that may be convertible into, or exercisable or exchangeable for, our common stock, our existing shareholders would experience further dilution.
To the extent that we raise additional funds in the future by issuing equity securities, including pursuant to our ATM Agreement with JonesTrading, our shareholders would experience dilution, which may be significant and could cause the market price of our common stock to decline significantly. In addition, approximately 10.4 million shares of common stock as of June 30, 2017 subject to outstanding options and warrants may become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements. Further, as of June 30, 2017 we also had approximately 3.7 million shares of common stock reserved for future issuance under our employee benefit plans that are not subject to outstanding options. If the holders of these outstanding options or warrants elect to exercise some or all of them, or if the shares subject to our employee benefit plans are issued and become eligible for sale in the public market, our shareholders would experience dilution and the market price of our common stock could decline.
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

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1(1)*	Omeros Corporation 2017 Omnibus Incentive Compensation Plan
10.2(2)*	Form of Stock Option Award Agreement under the Omeros Corporation 2017 Omnibus Incentive Compensation Plan
10.3*	Omeros Corporation Non-Employee Director Compensation Policy
12.1	Ratio of Earnings to Fixed Charges
31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 4.3 of the registrant’s Registration Statement on Form S-8 filed on June 21, 2017 (File No. 333-218882)

(2)	Incorporated by reference to Exhibit 4.4 of the registrant’s Registration Statement on Form S-8 filed on June 21, 2017 (File No. 333-218882)

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEROS CORPORATION

Dated: August 8, 2017	/s/ Gregory A. Demopulos
Gregory A. Demopulos, M.D.
President, Chief Executive Officer and Chairman of the Board of Directors

Dated: August 8, 2017	/s/ Michael A. Jacobsen
Michael A. Jacobsen
Vice President, Finance, Chief Accounting Officer and Treasurer