Form 10-Q
period 2017-09-30
OMEROS CORP
filed 2017-11-09
CIK 1285819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
 ________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 6, 2017, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 48,003,770.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, which are subject to the “safe harbor” created by those sections for such statements. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical fact are “forward-looking statements.” Terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “likely,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” and similar expressions and variations thereof are intended to identify forward-looking statements, but these terms are not the exclusive means of identifying such statements. Examples of these statements include, but are not limited to, statements regarding:

•	our plans for sales, marketing and distribution of OMIDRIA® (phenylephrine and ketorolac injection) 1%/0.3%;

•
our ability to obtain separate or similar reimbursement for OMIDRIA from the Centers for Medicare and Medicaid Services, or CMS, beyond January 1, 2018 and/or to extend the pass-through period, our expectations that OMIDRIA would be part of the packaged payment for Medicare patients in the event that we do not obtain separate or similar reimbursement for OMIDRIA, and our expectations regarding the eventual per unit price and net product revenues we may receive for OMIDRIA in the future;

•
our expectations regarding our product sales and our estimates regarding how long our existing cash, cash equivalents, short-term investments and revenues will be sufficient to fund our anticipated operating expenses, capital expenditures and interest and principal payments on our outstanding notes under our Term Loan Agreement, or the CRG Loan Agreement, with CRG Servicing LLC, or CRG, and the lenders identified therein;

•	our ability to forecast accurately wholesaler demand as well as our estimates of chargebacks and rebates, distribution fees and estimated product returns;

•	our expectations regarding the clinical, therapeutic and competitive benefits of OMIDRIA and our product candidates;

•
our ability to design, initiate and/or successfully complete clinical trials and other studies for our products and product candidates and our plans and expectations regarding our clinical trials, including our clinical trials for OMS721, for OMS824 and for OMS527;

•
in our OMS721 program, our expectations regarding: whether enrollment in any or all planned Phase 3 clinical trials will proceed as expected; whether accelerated approval, fast track designation, breakthrough therapy designation and/or orphan drug designation may be granted by the U.S. Food and Drug Administration, or FDA, or Priority Medicines designation or orphan designation may be granted by the European Medicines Agency, or EMA, for indications for which we are pursuing such approval or designation; and Phase 3 clinical trial design in patients with immunoglobin A nephropathy and related potential label claims;

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

•
the expected course and costs of existing claims, legal proceedings and administrative actions, our involvement in potential claims, legal proceedings and administrative actions, and the merits, potential outcomes and effects of both existing and potential claims, legal proceedings and administrative actions, as well as regulatory determinations, on our business, prospects, financial condition and results of operations, including but not limited to our patent infringement lawsuits against Sandoz, Inc., or Sandoz, and against Lupin Ltd. and Lupin Pharmaceuticals, Inc., which we refer to collectively as Lupin;

•	our expectation that the OMIDRIAssure® Reimbursement Services Program will continue to increase patient access to OMIDRIA;

•
the extent of protection that our patents provide and that our pending patent applications will provide, if patents issue from such applications, for our technologies, programs, products and product candidates;

•	when or to what extent the dosing limitations in our OMS824 program may be removed, if at all;

•	the factors on which we base our estimates for accounting purposes and our expectations regarding the effect of changes in accounting guidance or standards on our operating results;

•	the implementation of an enterprise resource planning system; and

•	our expected financial position, performance, revenues, growth, costs and expenses, magnitude of net losses and the availability of resources.
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

OMEROS CORPORATION
FORM 10-Q FOR THE QUARTER ENDED September 30, 2017

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
OMEROS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$1,026	$2,224
Short-term investments	85,787	43,107
Receivables	24,571	12,037
Inventory	822	1,128
Prepaid expense	5,691	1,766
Total current assets	117,897	60,262
Property and equipment, net	1,785	1,181
Restricted cash and investments	5,835	5,835
Total assets	$125,517	$67,278

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,680	$2,519
Accrued expenses	20,261	13,252
Current portion of deferred rent	381	102
Current portion of lease financing obligations	368	198
Total current liabilities	24,690	16,071
Notes payable and lease financing obligations, net	82,778	79,512
Deferred rent	8,838	9,142
Commitments and contingencies (Note 8)
Shareholders’ equity (deficit):
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized and none issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, par value $0.01 per share, 150,000,000 authorized; 47,986,443 and 43,819,133 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	480	438
Additional paid-in capital	515,548	432,002
Accumulated deficit	(506,817)	(469,887)
Total shareholders’ equity (deficit)	9,211	(37,447)
Total liabilities and shareholders’ equity	$125,517	$67,278
See notes to condensed consolidated financial statements

OMEROS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Product sales, net	$21,658	$11,289	$51,067	$28,539
Grant revenue	—	—	—	173
Total revenue	21,658	11,289	51,067	28,712

Costs and expenses
Cost of product sales	184	378	613	1,032
Research and development	14,835	12,492	40,212	38,157
Selling, general and administrative	11,749	10,457	40,016	31,942
Total costs and expenses	26,768	23,327	80,841	71,131
Loss from operations	(5,110)	(12,038)	(29,774)	(42,419)
Interest expense	(2,780)	(2,135)	(8,166)	(5,367)
Other income, net	408	211	1,010	673
Net loss	$(7,482)	$(13,962)	$(36,930)	$(47,113)
Comprehensive loss	$(7,482)	$(13,962)	$(36,930)	$(47,113)
Basic and diluted net loss per share	$(0.16)	$(0.34)	$(0.83)	$(1.19)
Weighted-average shares used to compute basic and diluted net loss per share	46,262,211	41,058,754	44,709,418	39,518,128
See notes to condensed consolidated financial statements

OMEROS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities:
Net loss	$(36,930)	$(47,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	378	211
Stock-based compensation expense	9,449	9,566
Non-cash interest expense	3,056	1,195
Changes in operating assets and liabilities:
Receivables	(12,534)	(3,940)
Inventory	306	(924)
Prepaid expenses and other assets	(3,925)	685
Accounts payable, accrued expenses, and deferred rent	8,145	(321)
Net cash used in operating activities	(32,055)	(40,641)
Investing activities:
Purchases of property and equipment	(350)	(78)
Purchases of investments	(65,109)	(58,121)
Proceeds from the sale and maturities of investments	22,429	47,875
Net cash used in investing activities	(43,030)	(10,324)
Financing activities:
Proceeds from issuance of common stock	63,627	38,003
Proceeds from borrowings under notes payable	—	19,864
Payments on notes payable and lease financing obligations	(252)	(62)
Increase in restricted cash and investments	—	(156)
Proceeds upon exercise of stock options	10,512	2,248
Net cash provided by financing activities	73,887	59,897
Net decrease (increase) in cash and cash equivalents	(1,198)	8,932
Cash and cash equivalents at beginning of period	2,224	1,365
Cash and cash equivalents at end of period	$1,026	$10,297
Supplemental cash flow information
Cash paid for interest	$5,110	$3,629
Conversion of accrued interest to notes payable	$2,467	$—
Property acquired under capital lease	$632	$388
Issuance of warrants in connection with amendment to notes payable	$—	$758
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
Basis of Presentation
Our condensed consolidated financial statements include the financial position and results of operations of Omeros Corporation (Omeros) and our wholly owned subsidiaries. All inter-company transactions have been eliminated and we have determined we operate in one segment. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 includes all adjustments, which include normal recurring adjustments, necessary to present fairly our interim financial information. The Condensed Consolidated Balance Sheet at December 31, 2016 has been derived from our audited financial statements but does not include all of the information and footnotes required by GAAP for audited annual financial information.
The accompanying unaudited condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and related notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the U.S. Securities and Exchange Commission (SEC) on March 16, 2017.

Liquidity

We have had a history of net losses and use of cash for operations ($36.9 million and $32.1 million, respectively, for the nine months ended September 30, 2017). As of September 30, 2017 we had $86.8 million in cash, cash equivalents and short-term investments. In addition, we expect to collect the $24.6 million of accounts receivable outstanding as of September 30, 2017 and have the ability, at our election and subject to only customary closing conditions, to borrow an additional $45.0 million under our Term Loan Agreement, or the CRG Loan Agreement, with CRG Servicing LLC, or CRG, and the lenders identified therein, on or prior to March 21, 2018. We believe our assets and these incremental sources of funds are adequate to fund our future financial obligations as they become due through November 9, 2018 regardless of the outcome of the separate-payment status for Medicare patients treated with our commercial product, OMIDRIA. This pass-through status for Medicare patients is due to expire on January 1, 2018. Therefore we have determined that the conditions that raised substantial doubt about our ability to meet our financial obligations as they become due that existed in prior interim periods do not currently exist. This derived result may change in the future based on changes in conditions and/or events impacting our liquidity.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, (FASB), issued amended guidance related to revenue from contracts with customers. The amended guidance introduces a new principles-based framework for revenue recognition and disclosure. Since its issuance FASB has issued five Accounting Standards Updates, (ASUs), amending the guidance and effective date, and the SEC has rescinded certain related guidance. The current effective date of the guidance requires us to adopt the standard by January 1, 2018 using either a modified retrospective method or a full retrospective method of transition. We currently anticipate adopting the guidance January 1, 2018 under the modified retrospective method and do not anticipate a material impact on our revenue recognition practices as all of our revenue arrangements consists of a single performance obligation to transfer promised goods and we currently recognize revenue when the goods are transferred.
In February 2016, the FASB issued ASU 2016-02 related to lease accounting. This standard requires lessees to recognize a right-of-use asset and a lease liability for most leases. This standard must be applied using a modified retrospective transition method and is effective for all annual and interim periods beginning after December 15, 2018. Earlier adoption is permitted. While we are still in the process of evaluating the effect of adoption on our consolidated financial statements and are currently assessing our leases, we expect to adopt the standard January 1, 2019. The adoption will lead to an increase in the assets and liabilities recorded on our Condensed Consolidated Balance Sheets primarily due to the lease agreements for our office building and vehicle leases.
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
The basic and diluted net loss per share amounts for the three and nine months ended September 30, 2017 and 2016 were computed based on the shares of common stock outstanding during the respective periods. Potentially dilutive securities excluded from the diluted loss per share calculation are as follows:

	September 30,
	2017	2016
Outstanding options to purchase common stock	9,813,462	9,336,681
Outstanding warrants to purchase common stock	100,602	100,602
Total	9,914,064	9,437,283

Note 3—Cash, Cash Equivalents and Investments
As of September 30, 2017 and December 31, 2016, all investments are classified as short-term and available-for-sale on the accompanying Condensed Consolidated Balance Sheets. Investment income, which is included as a component of other income (expense), consists of interest earned.

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
Our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	September 30, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money-market funds classified as non-current restricted cash and investments	$5,835	$—	$—	$5,835
Money-market funds classified as short-term investments	85,787	—	—	85,787
Total	$91,622	$—	$—	$91,622

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money-market funds classified as non-current restricted cash and investments	$5,835	$—	$—	$5,835
Money-market funds classified as short-term investments	43,107	—	—	43,107
Total	$48,942	$—	$—	$48,942
Cash held in demand deposit accounts of $1.0 million and $2.2 million is excluded from our fair-value hierarchy disclosure as of September 30, 2017 and December 31, 2016, respectively. There were no unrealized gains or losses associated with our short-term investments as of September 30, 2017 or December 31, 2016. The carrying amounts reported in the accompanying Condensed Consolidated Balance Sheets for receivables, accounts payable, other current monetary assets and liabilities and notes payable and lease financing obligations approximate fair value.

Note 5—Inventory

The components of inventory are as follows:

	September 30, 2017	December 31, 2016
	(In thousands)
Raw materials	$101	$101
Work-in-process	378	854
Finished goods	343	173
Total inventory	$822	$1,128

Work-in-process consists of manufactured vials of OMIDRIA that have not been packaged into finished goods.

Note 6—Accrued Liabilities
Accrued liabilities consist of the following:

	September 30, 2017	December 31, 2016
	(In thousands)
Contract research and development	$7,726	$3,030
Sales rebates and discounts	5,242	1,335
Consulting and professional fees	2,289	2,223
Employee compensation	1,970	4,551
Clinical trials	1,350	1,167
Other accruals	1,684	946
Total accrued liabilities	$20,261	$13,252

Note 7—Notes Payable
Notes payable and lease financing obligations consist of the following:

	September 30, 2017	December 31, 2016
	(In thousands)
Notes payable	$82,983	$80,516
Lender facility fee payable upon maturity	4,149	4,025
Lease financing obligations	901	522
Notes payable, facility fee and lease financing obligations	88,033	85,063
Unamortized debt discount	(3,644)	(3,958)
Unamortized debt issuance costs	(1,243)	(1,395)
Current portion of lease financing obligations	(368)	(198)
Non-current portion of notes payable and lease financing obligations, net	$82,778	$79,512
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
In October 2017, we and CRG amended the CRG Loan Agreement so that we will be permitted to borrow, at our sole discretion and subject to customary closing conditions, up to an additional $45.0 million available through March 21, 2018.
The CRG Loan Agreement accrues interest at an annual rate of 12.25% (4.00% of which can be deferred at our option through December 31, 2020 by adding such amount to the aggregate principal amount). As of September 30, 2017, as allowed under the CRG Loan Agreement, we have deferred $3.0 million ($2.5 million for the nine months ended September 30, 2017) of interest due by increasing the principal amount outstanding. The CRG Loan Agreement requires us to maintain cash and cash equivalents of $5.0 million during the term of the agreement which is recorded as restricted cash and investments in our Condensed Consolidated Balance Sheet.
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

The CRG Loan Agreement requires us to achieve either (a) minimum net revenue amounts through the end of 2021, which are $55.0 million and $65.0 million for the 2017 and 2018 calendar years, respectively, or (b) a minimum market capitalization threshold equal to the product of 6.4 multiplied by the aggregate principal amount of loans outstanding under the CRG Loan Agreement, determined as of the fifth business day following announcement of earnings results for the applicable year. If we are unable to satisfy the minimum annual revenue requirement or the market capitalization threshold for any given year, we may avoid a related default by repaying the shortfall between actual revenues and the minimum revenue requirement for such year using proceeds generated by an equity or subordinated debt issuance. We anticipate achieving the minimum net revenue requirement of $55.0 million for the 2017 calendar year.
The CRG Loan Agreement includes customary events of default (see Note 7 of the “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2016). If there is an event of default the lenders may have the right to accelerate all of our repayment obligations under the CRG Loan Agreement and to take control of our pledged assets, which consists of substantially all of our assets including our intellectual property. Under certain circumstances, a default interest rate of an additional 4.00% per annum will apply to all outstanding obligations during the existence of an event of default. There was no event of default under the CRG Loan Agreement as of September 30, 2017.

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
Contracts
We have various agreements with third parties that collectively require payment of termination fees totaling $3.8 million as of September 30, 2017 if we cancel work within specific time frames, either prior to commencing or during performance of the contracted services. This is in addition to fees associated with the CRG Loan Agreement (see Note 7) and within the Contractual Obligations and Commitments and Financial Condition - Liquidity and Capital Resources sections of Management’s Discussion and Analysis.
Litigation
As described within Note 8 of the “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2016, we filed a patent infringement lawsuit against Par Pharmaceutical, Inc. and its subsidiary, Par Sterile Products, LLC (collectively, Par) in September 2015. A bench trial in the U.S. District Court for the District of Delaware was held on this matter on July 5-7, 2017 and on October 4, 2017 we entered into a settlement agreement and consent judgment with Par, pursuant to which Par acknowledged and confirmed the validity of our U.S. patents related to OMIDRIA. In accordance with the consent judgment, Par and its affiliates are prohibited from launching a generic version of OMIDRIA until the earlier of April 1, 2032 or a date on which we or a third party, through licensing or any future final legal judgment with respect to our U.S. OMIDRIA patents, is able to launch a generic version of OMIDRIA. Under the settlement agreement, Par is granted a non-exclusive, non-sublicensable license to make, sell and distribute a generic version of OMIDRIA between the permitted launch date and the latest expiration of our U.S. patents related to OMIDRIA (i.e., October 23, 2033). During this period, Par is required to pay us a royalty equal to 15% of Par’s net sales of its generic version of OMIDRIA. For more information regarding the settlement agreement and consent judgment, see Part II, Item 1, “Legal Proceedings.”
In May 2017, we received Notice Letters from Sandoz Inc. (Sandoz) and Lupin Ltd. and Lupin Pharmaceuticals, Inc. (collectively, Lupin), respectively, that Sandoz and Lupin had each filed an ANDA containing a Paragraph IV Certification under the Hatch-Waxman Act seeking approval from the FDA to market a generic version of OMIDRIA prior to the expiration our patents covering OMIDRIA. On June 21, 2017, we filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware and a patent infringement lawsuit in the U.S. District Court for the District of New Jersey against Sandoz and on June 22, 2017 we filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware and a patent infringement lawsuit in the U.S. District Court for the District of New Jersey against Lupin. The Delaware lawsuits against Sandoz and Lupin were consolidated for all purposes by court order entered October 16, 2017, and the New Jersey lawsuits were dismissed by agreement of the parties on October 13, 2017. Sandoz has filed an answer to our Delaware lawsuit asserting defenses of patent invalidity. Lupin has filed an answer to our Delaware lawsuit asserting defenses and counterclaims for declaratory judgment of patent invalidity and non-infringement. The assertions raised in Sandoz’s and Lupin’s Paragraph IV

Notice Letters and their answers to our lawsuits are substantially similar to those raised by Par in the above-described patent litigation matter against Par. For more information regarding these lawsuits, see Part II, Item 1, “Legal Proceedings.” We believe the assertions in the Sandoz and Lupin Paragraph IV Notice Letters and the answers to our lawsuits do not have merit, and we intend to prosecute vigorously our infringement claims against each of Sandoz and Lupin.

Note 9—Shareholders’ Equity
Securities Offering
In August 2017, we sold 3.0 million shares of our common stock at a public offering price of $22.75 per share. After deducting underwriter discounts and offering expenses of $4.6 million, we received net proceeds from the transaction of $63.6 million.
Common Stock
For the nine months ended September 30, 2017, we received proceeds of $10.5 million upon the exercise of stock options which resulted in the issuance of 1,167,310 shares of common stock. For the nine months ended September 30, 2016, we received proceeds of $2.2 million upon the exercise of stock options and warrants which resulted in the issuance of 1,326,773 shares of common stock.
We did not sell any shares of our common stock under the At Market Issuance Sales Agreement (the ATM Agreement) with JonesTrading Institutional Services LLC during the three or nine months ended September 30, 2017 and sold 64,565 shares at an average price of $11.41 per share and received net proceeds of $724,000 during the nine months ended September 30, 2016. We are currently permitted to sell shares of our common stock having an aggregate offering amount of up to $50.0 million under the ATM Agreement.
Warrants
In connection with an amendment of the then-outstanding loan agreement with Oxford Finance LLC and East West Bank on May 18, 2016, we issued warrants to purchase an aggregate of 100,602 shares of our common stock. As of September 30, 2017, these warrants remained outstanding and are exercisable through May 18, 2023 at an exercise price of $9.94 per share.

Note 10—Stock-Based Compensation
Stock-based compensation expense includes amortization of stock options granted to employees and non-employees and has been reported in our Condensed Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Research and development	$1,297	$1,156	$4,034	$4,530
Selling, general and administrative	1,744	1,379	5,415	5,036
Total	$3,041	$2,535	$9,449	$9,566
The fair value of each option grant to employees and directors is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were applied to employee and director stock option grants during the periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Estimated weighted-average fair value	$13.66	$7.42	$8.38	$6.94
Weighted-average assumptions
Expected volatility	74%	73%	74%	74%
Expected term, in years	6.1	6.0	6.0	5.7
Risk-free interest rate	1.95%	1.25%	1.99%	1.35%
Expected dividend yield	—%	—%	—%	—%

Stock option activity for all stock plans and related information is as follows:

	Options Outstanding	Weighted- Average Exercise Price per Share	Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Balance at December 31, 2016	9,809,374	$9.66
Granted	1,734,890	12.70
Exercised	(1,167,310)	9.01
Forfeited	(563,492)	10.97
Balance at September 30, 2017	9,813,462	$10.19	6.91	$112,232
Vested and expected to vest at September 30, 2017	9,487,171	$10.12	6.84	$109,169
Exercisable at September 30, 2017	6,669,382	$9.33	5.95	$81,994
At September 30, 2017, excluding non-employee stock options, the total estimated compensation expense to be recognized in connection with our unvested options is $20.5 million, and 3,529,300 shares were available to grant.
2017 Omnibus Incentive Compensation Plan - On June 16, 2017, our shareholders approved the Omeros Corporation 2017 Omnibus Incentive Compensation Plan (the 2017 Plan), which provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares and other stock and cash awards to employees, directors and consultants and subsidiary corporations’ employees and consultants. The 2017 Plan replaces the Omeros Corporation 2008 Equity Incentive Plan (the 2008 Plan) and as a result we will not grant any new awards under the 2008 Plan. Any stock option awards granted under the 2008 Plan that were outstanding as of the effective date of the 2017 Plan remain in effect pursuant to their terms and, if the award terminates or is repurchased, the shares underlying such award become available for grant under the 2017 Plan. Under the 2017 Plan, stock options must be granted with exercise prices not less than the fair market value of the common stock subject to the stock option on the date of the grant (and, in some cases, not less than 110% of such fair market value). The term of stock options granted under the 2017 Plan may not exceed 10 years and, in some cases, may not exceed five years.

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
Products, Product Candidates, Development Programs and Platforms
OMIDRIA. OMIDRIA is approved in the U.S. by the FDA for use during cataract surgery or IOL replacement to maintain pupil size by preventing intraoperative miosis (pupil constriction) and to reduce postoperative ocular pain. We launched OMIDRIA in the U.S. in the second quarter of 2015 primarily through wholesalers which, in turn, sell to ambulatory surgery centers, or ASCs, and hospitals. The Centers for Medicare and Medicaid Services, or CMS, has granted transitional pass-through reimbursement status for OMIDRIA, which we expect to run until January 1, 2018. Pass-through status allows for separate payment (i.e., outside the bundled payment) under Medicare Part B for new drugs and other medical technologies that meet well-established criteria specified by federal regulations governing Medicare spending. In November 2017, CMS issued its 2018 Hospital Outpatient Prospective Payment System Final Rule, effective January 1, 2018, under which OMIDRIA would no longer have separate payment under Medicare Part B and consequently would be included as part of the packaged procedural payment. We are working through legislative and administrative means to obtain a continuation of separate or similar reimbursement for OMIDRIA on and after January 1, 2018 and/or to extend the pass-through period; however, in the event that none of these approaches is successful, we expect that OMIDRIA will be included as part of the packaged procedural payment and, as a result, the per unit price, as well as our net revenues, we receive for OMIDRIA would likely be reduced eventually, potentially by a significant amount. For more information regarding OMIDRIA reimbursement, see “Results of Operations” below.
We completed an OMIDRIA pediatric clinical trial in 2016 that was conducted to fulfill the FDA’s post-marketing requirement as well as a written request from the FDA to conduct a pediatric study. Successful completion of the trial, including submission of a supplemental New Drug Application, or sNDA, that includes the full clinical study report and proposed labeling, plus confirmation by the FDA that the submission fulfills the FDA’s written request, results in eligibility for an additional six months of marketing exclusivity for OMIDRIA and label expansion to include information on dosing for pediatric patients. We have submitted an sNDA, with results of the pediatric study included in proposed label language. Although conducted in patients newborn to three years old, the FDA agreed that results from this trial can be extrapolated to patients through 18 years of age, and a label expansion, if any, would be expected to be applicable to that full age range.
Outside of the U.S., we have received approval from the European Commission, or EC, to market OMIDRIA in the EEA for use during cataract surgery and other IOL replacement procedures to maintain mydriasis (pupil dilation), to prevent miosis (pupil constriction), and to reduce postoperative eye pain. For the European OMIDRIA marketing authorization to remain valid, product must be placed on the market (i.e., released into the distribution chain) in at least one EEA country by July 28, 2018. Decisions about price and reimbursement for OMIDRIA are made on a country-by-country basis and may be required before marketing may occur in a particular country. We do not expect to see sales of OMIDRIA in any countries within the EEA and other international territories if we are unable to either enter into partnerships for the marketing and distribution of OMIDRIA or complete an independent launch in such countries within the EEA. Timing of any such partnerships or independent launch depends on numerous factors, including completion of mutual diligence exercises and domestic sales of OMIDRIA or entry into suitable agreements with contract service vendors, respectively. In addition, we have an exclusive supply and distribution agreement for the sale of OMIDRIA in certain countries in the Middle East, including the Kingdom of Saudi Arabia and the United Arab Emirates, under which sales began on a limited basis in the Kingdom of Saudi Arabia in 2016.
In October 2017, we entered into a Settlement Agreement, or the Settlement Agreement, and consent judgment with Par Pharmaceutical, Inc. and its subsidiary, Par Sterile Products, LLC, or collectively, Par, resolving our patent litigation against Par that arose from Par’s filing of an Abbreviated New Drug Application, or ANDA, seeking approval from the FDA to market a generic version of OMIDRIA. Pursuant to the Settlement Agreement, Par, which had previously stipulated to infringement, acknowledged and confirmed the validity of each of the patents listed in the Orange Book for OMIDRIA. In accordance with the terms of the Settlement Agreement, the U.S. District Court for the District of Delaware signed and entered a consent judgment on October 5, 2017, pursuant to which Par and its affiliates are prohibited from launching a generic version of OMIDRIA until the earlier of April 1, 2032 or a date on which the Company or a third party, through licensing or any future final legal judgment, should one ever exist, with respect to the Orange Book listed patents, is able to launch a generic version of OMIDRIA, as further detailed in the Settlement Agreement, or the Entry Date. Under the Settlement Agreement, we granted Par a non-exclusive, non-sublicensable license to make, sell and distribute a generic version of OMIDRIA between the Entry Date and the latest expiration of our U.S. patents related to OMIDRIA (i.e., October 23, 2033). During this period, Par will pay us a royalty equal to 15% of Par’s net sales of its generic version of OMIDRIA. For more information regarding this matter, see Part II, Item 1, “Legal Proceedings.”
In May 2017, we received a Notice Letter from Sandoz, Inc., or Sandoz, and a Notice Letter from Lupin Ltd. and Lupin Pharmaceuticals, Inc., which we refer to collectively as Lupin, stating that each of Sandoz and Lupin had filed with the FDA an ANDA containing a Paragraph IV Certification under the Hatch-Waxman Act seeking approval to market a generic version of OMIDRIA prior to the expiration of six Orange Book Patents. On June 21, 2017, Omeros filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware against Sandoz and on June 22, 2017, Omeros filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware against Lupin. The Delaware lawsuits against Sandoz and Lupin were consolidated for all purposes by court order in October 2017. For more information regarding these matters, see Part II, Item 1, “Legal Proceedings.”
Product Candidates. We have the following clinical-stage programs in our pipeline:

•
MASP-2 - OMS721. OMS721 is our lead human monoclonal antibody targeting mannan-binding lectin-associated serine protease-2, or MASP-2, the effector enzyme of the lectin pathway of the complement system. OMS721 is being developed for diseases in which the lectin pathway is believed to contribute to significant tissue injury and pathology. One group of such diseases is thrombotic microangiopathies, or TMAs, including atypical hemolytic uremic syndrome, or aHUS, and hematopoietic stem-cell transplant, or HSCT, -related TMA. We have a Phase 3 clinical program in patients with aHUS and enrollment has opened in the Phase 3 clinical trial in this indication. The Phase 3 clinical program in patients with aHUS consists of one clinical trial - a single-arm (i.e., no control arm), open-label trial in patients with newly diagnosed or ongoing aHUS.

We have a Phase 3 program for OMS721 in patients with IgA nephropathy and recently met with the FDA to discuss Phase 3 trial design in follow-up to the FDA’s granting breakthrough designation for OMS721 in this indication. The Agency’s meeting minutes state that approval can be obtained with a single successful Phase 3 trial with reduction in proteinuria as the primary efficacy endpoint. Depending on the size of the effect on proteinuria, either full approval or accelerated approval is possible. If full approval is granted based on reduction in proteinuria, estimated glomerular filtration rate, or eGFR, will be followed as part of the safety assessment. Any effect of OMS721 on eGFR is likely to result in additional label claims for the product. If, based on the effect on proteinuria, accelerated rather than full approval is granted, marketing of OMS721 would be allowed during which time confirmatory data on long-term effects of OMS721 on eGFR would be collected. These eGFR data, if satisfactory, would then form the basis for full approval. We are targeting the start of enrollment for this year.
In October 2017, we announced the presentation by a trial investigator of a case report of a patient having co-existing HSCT-TMA and graft-versus-host disease, or GvHD, which both resolved following OMS721 treatment. This case was presented at the European Society for Blood and Marrow Transplantation Crash Course on Diagnosis and Treatment of Noninfectious Complications after HCT in Granada, Spain. We plan to initiate a Phase 3 clinical program in HSCT-TMA before year end.
In November 2017, we announced the presentation at the American Society of Nephrology Conference of follow-up data on the four IgA nephropathy patients in the open-label portion of the Phase 2 trial. As previously reported, all four patients demonstrated a substantial reduction in proteinuria during the clinical trial. In the extended (up to one year) follow-up after completion, proteinuria reduction was maintained in three of the four patients. Specifically, those three patients maintained partial remission relative to baseline (76% to 86% decrease in albumin/creatinine ratios, or uACRs) during extended follow-up. After a substantial drop in uACR during the trial, the fourth patient’s uACR returned to 88% of baseline at four months post-treatment. eGFR improved in three of the four patients during the extended follow-up, with increases ranging from 7 to 17 mL/min/1.73 m2 (up to 57% improvement) relative to baseline. The fourth patient demonstrated stable eGFR relative to baseline. OMS721 was well-tolerated.
In addition, we have continued to enroll patients in our ongoing OMS721 Phase 2 IgA nephropathy clinical trial and in our OMS721 Phase 2 clinical trial in patients with TMAs.
In our OMS721 program, we have received from the FDA orphan drug designation for the prevention (inhibition) of complement-mediated TMAs, fast track designation for the treatment of patients with aHUS, breakthrough therapy designation to OMS721 for the treatment of IgA nephropathy and orphan drug designation in IgA nephropathy. We are seeking breakthrough designation for OMS721 in HSCT-TMA and plan to pursue accelerated approval in one or more of the indications in development. In addition, in Europe we are pursuing orphan designation and Priority Medicines, or PRIME, status for the treatment of IgA nephropathy and PRIME status for the treatment of HSCT-TMA.

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

Development Programs and Platforms. Our preclinical programs and platforms include:

•
PDE7 - OMS527. In our phosphodiesterase 7, or PDE7, program, we are developing proprietary compounds to treat addiction and compulsive disorders as well as movement disorders. We have selected a clinical candidate and have initiated toxicology studies intended to support the submission of an Investigational New Drug application, or IND, or Clinical Trial Application, or CTA, and subsequent clinical trials. We expect to submit an IND or CTA for OMS527 in the first half of 2018.

•
MASP-3 - OMS906. In our mannan-binding lectin-associated serine protease-3, or MASP-3 program, we are developing MASP-3 inhibitors for the treatment of disorders related to the alternative pathway of the complement system. In preparation for clinical trials, the manufacturing scale-up process is underway and we are evaluating a number of alternative pathway-related disorders (e.g., paroxysmal nocturnal hemoglobinuria, or PNH) as the first clinical indication for OMS906.

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
Financial Summary
We recognized net losses of $7.5 million and $14.0 million for the three months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, our accumulated deficit was $506.8 million, total shareholders’ equity was $9.2 million and we had $86.8 million in cash, cash equivalents and short-term investments available for general corporate use. In addition, we had restricted cash and investments of $5.8 million that we were required to maintain in depository and investment accounts as of September 30, 2017 pursuant to (a) our Term Loan Agreement, or the CRG Loan Agreement, with CRG Servicing LLC, or CRG, and the lenders identified therein, which requires us to maintain a balance of cash and cash equivalents of $5.0 million, (b) our lease related to the Omeros Building, and (c) our fleet vehicles used by our OMIDRIA sales force.

Results of Operations
Revenue
Our revenue consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Product sales, net	$21,658	$11,289	$51,067	$28,539
Small Business Innovative Research Grants (SBIR)	—	—	—	173
Total revenue	$21,658	$11,289	$51,067	$28,712
During the three and nine months ended September 30, 2017, OMIDRIA revenue increased $10.4 million, or 91.9%, and $22.5 million or 78.9% as compared to the three and nine months ended September 30, 2016. The increase in OMIDRIA sales during the three and nine months ended September 30, 2017 compared to the same periods in 2016 is primarily due to the continued acceptance of OMIDRIA in the ophthalmic surgery community, as evidenced by an increase in the number of ASCs and hospitals purchasing OMIDRIA and increased penetration into existing customer accounts.
As compared to the quarter ended June 30, 2017, OMIDRIA reported revenue increased $4.5 million, or 26.3%. This increase was due to a higher number of units of OMIDRIA being sold and is primarily attributable to growth in new customers and increased OMIDRIA purchases from our existing customers, due in part to increased participation in the OMIDRIA purchase volume discount program for which ASCs may qualify by meeting or exceeding quarterly purchase volumes of OMIDRIA.
CMS has granted transitional pass-through reimbursement status for OMIDRIA until January 1, 2018. Pass-through status allows for separate payment (i.e., outside the bundled payment) under Medicare Part B for new drugs and other medical technologies. In November 2017, CMS issued its 2018 Hospital Outpatient Prospective Payment System Final Rule, effective January 1, 2018, under which OMIDRIA would no longer have separate payment under Medicare Part B and consequently would be included as part of the packaged procedural payment for Medicare patients. We are seeking to obtain a continuation of separate or similar reimbursement for OMIDRIA on and after January 1, 2018 and/or to extend the pass-through period through legislative and administrative means; however, in the event that neither approach is successful, we expect that OMIDRIA will be included as part of the packaged payment and, as a result, the per unit price we receive for OMIDRIA would likely be reduced eventually and our product revenue could be significantly impacted. We are currently unable to predict whether separate or similar reimbursement will be granted or whether an extension of the pass-through period will be granted, or, if granted, the timing of the grant or the actual reimbursement rate. In addition, uncertainty regarding the reimbursement status of OMIDRIA will likely result in new and existing customers delaying purchase decisions and potentially returning unused product during the latter portion of the fourth quarter of 2017 and into 2018 if separate or similar reimbursement or an extension of pass-through is not granted.
Until we have additional clarity on reimbursement for OMIDRIA pass-through reimbursement after January 1, 2018, we cannot determine the impact on OMIDRIA product sales trends through the fourth quarter of 2017 and into 2018.
Gross-to-Net Deductions
We record OMIDRIA product sales net of estimated chargebacks, rebates, distribution fees and product returns. These deductions are generally referred to as gross-to-net deductions. Our total gross-to-net provision for the three and nine months ended September 30, 2017 was 24.7% and 24.2%, respectively of gross OMIDRIA product sales. This compares to 11.6% and 9.3% for the corresponding periods in 2016. The primary reason for the increases in gross-to-net deductions for both periods is an increase in chargebacks and rebates due to our OMIDRIAssure Reimbursement Program and our purchase volume discount program.
A summary of our gross-to-net related accruals for the nine months ended September 30, 2017 is as follows:

	Chargebacks and Rebates	Distribution Fees and Product Return Allowances	Total
	(In thousands)
Balance as of December 31, 2016	$1,629	$481	$2,110
Provisions	13,884	2,407	16,291
Payments	(9,681)	(1,658)	(11,339)
Balance as of September 30, 2017	$5,832	$1,230	$7,062
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

Our chargebacks and rebates provision for the three and nine months ended September 30, 2017 was 21.1% and 20.6%, respectively, of gross OMIDRIA product sales. We expect our provision for chargebacks and rebates for the remainder of 2017 to remain relatively constant as a percentage of product sales with the quarter ended September 30, 2017.
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
We expect distribution fees to correlate generally with changes in product sales. If we have pass-through or similar reimbursement prior to January 1, 2018 or shortly thereafter, we expect our product return allowance to continue to correlate with product sales. If pass-through or similar reimbursement is not received by or shortly after January 1, 2018, our product return allowance will likely increase significantly during the fourth quarter of 2017 and the first quarter of 2018 and, as described above, our net sales will likely decrease significantly.
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

The following table illustrates our expenses associated with these activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Direct external expenses:
Clinical research and development:
MASP-2 Program - OMS721	$6,480	$4,845	$13,935	$13,826
OMIDRIA - Ophthalmology	436	505	2,848	3,279
Other clinical programs	22	141	111	546
Total clinical research and development	6,938	5,491	16,894	17,651
Preclinical research and development	1,438	318	3,011	1,224
Total direct external expenses	8,376	5,809	19,905	18,875

Internal, overhead and other expenses	5,162	5,527	16,273	14,752
Stock-based compensation expense	1,297	1,156	4,034	4,530
Total research and development expenses	$14,835	$12,492	$40,212	$38,157
The increase in direct external expenses for the three months ended September 30, 2017, compared to the same period in 2016 is due primarily to higher third-party manufacturing scale up costs for our OMS721 program as we continue to increase our production capacity to meet anticipated clinical and commercial requirements and higher third-party development expenses incurred as we continue to advance our preclinical and development drug candidates towards the clinic.
The increase in direct external expenses for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was due primarily to a larger number of drug products currently in preclinical stage research and development. This increase was mostly offset by the completion of a post-marketing OMIDRIA pediatric trial earlier this year, and decreased manufacturing costs associated with the product validation of OMIDRIA related to the transfer of our production to a new commercial manufacturing facility.
The changes in internal, overhead and other expenses is due to employee related costs and timing of employee bonuses.
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

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Selling, general and administrative expenses, excluding stock-based compensation expense	$10,005	$9,078	$34,601	$26,906
Stock-based compensation expense	1,744	1,379	5,415	5,036
Total selling, general and administrative expenses	$11,749	$10,457	$40,016	$31,942
The increase in selling, general and administrative expenses during the three and nine months ended September 30, 2017 compared to the same periods in 2016 was primarily due to increased legal costs associated with the Par lawsuit, which was resolved in October 2017, and to a lesser degree, increased employee costs. For more information regarding the conclusion of the Par lawsuit, see Part II, Item 1, “Legal Proceedings.”
The increase in stock-based compensation expense during the three and nine months ended September 30, 2017 compared to the same periods in the prior year was due to additional sales and administrative employee option grants, and higher Black-Scholes valuation per share used to calculate period cost for certain of our options.
We anticipate selling, general and administrative costs will decrease during the remainder of this year due primarily to reduced legal costs in connection with enforcing our patents.
Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Interest expense	$2,780	$2,135	$8,166	$5,367

The increase in interest expense during the three and nine months ended September 30, 2017 compared to the same period in the prior year was primarily due to the increase in our outstanding notes payable balance under the CRG Loan Agreement as compared to our notes payable balance with our former lender during the comparative periods.

Other Income, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Other income, net	$408	$211	$1,010	$673
Other income, net principally includes sublease rental income and interest earned. The increase during the three and nine months ended September 30, 2017 is due to incremental subleased space as compared to the same periods in 2016.

Financial Condition - Liquidity and Capital Resources
As of September 30, 2017, we had $86.8 million in cash, cash equivalents and short-term investments available for general corporate use that are held principally in interest-bearing instruments, including money-market accounts as compared to $45.3 million at December 31, 2016. During the third quarter we raised $63.6 million in a securities offering in which we sold 3.0 million shares of our common stock at a public offering price of $22.75 per share.

Our notes payable and lease financing obligation increased to $82.8 million as of September 30, 2017, compared to $79.5 million as of December 31, 2016. The increase was due to the deferral of interest payments under our CRG Loan Agreement and entering into additional leases for equipment. In October 2017, we and CRG agreed to amend the CRG Loan Agreement. As such, we have the ability, at our sole discretion and subject to customary closing conditions, to borrow up to an additional $45.0 million under the CRG Loan Agreement on or prior to March 21, 2018. For more information regarding the CRG Loan Agreement, see below under “Loan and Security Agreement” and under Part I, Note 7 - Notes Payable.

We have had a history of net losses and use of cash in operations ($36.9 million and $32.1 million, respectively, for the nine months ended September 30, 2017). As of September 30, 2017 we had $86.8 million in cash, cash equivalents and short-term investments. In addition, we expect to collect the $24.6 million of accounts receivable outstanding as of September 30, 2017 and have the ability, at our sole discretion and subject to only customary closing conditions, to borrow an additional $45.0 million under the CRG Loan Agreement on or prior to March 21, 2018. We believe that our assets, together with these incremental sources of funds, are adequate to fund our future financial obligations as they become due through November 9, 2018 regardless of the outcome of the separate-payment status for Medicare patients treated with our commercial product, OMIDRIA. This CMS pass-through status is due to expire on January 1, 2018. Therefore, we have determined that the conditions that raised substantial doubt about our ability to meet our financial obligations as they become due that existed in prior interim periods do not currently exist. This derived result may change in the future based on changes in conditions and/or events impacting our liquidity.

We expect to continue to incur negative operating cash flows until such time as OMIDRIA product sales or other sources of revenue (e.g., corporate partnering or licensing) generate sufficient cash inflows to finance our operations and debt service requirements (which debt service will be at least $6.8 million through November 9, 2018).

Our future plans include securing continued separate reimbursement (or equivalent reimbursement treatment) for OMIDRIA beyond the January 1, 2018 expiration of pass-through reimbursement, and/or continuing to grow OMIDRIA revenues. If we are unable to secure continued separate reimbursement (or equivalent reimbursement treatment) for OMIDRIA when used in Medicare patients beyond January 1, 2018, we expect that the per unit price we receive for OMIDRIA would likely be reduced eventually and our product revenue could be significantly impacted. We may seek additional funding sources for general working capital, which may include establishing corporate partnerships, establishing collaboration and licensing revenue agreements, and issuing public or private equity securities, including selling common stock through our At Market Issuance Sales Agreement, or the ATM Agreement, with JonesTrading Institutional Services LLC, or JonesTrading (see Note 9 for further detail). We also have the ability, at our election and subject to customary closing conditions, to borrow an additional $45.0 million that is currently available under our existing CRG Loan Agreement through March 2018.

Cash Flow Data

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Selected cash flow data
Cash provided by (used in):
Operating activities	$(32,055)	$(40,641)
Investing activities	(43,030)	(10,324)
Financing activities	73,887	59,897
Operating Activities. Net cash used in operating activities was $32.1 million for the nine months ended September 30, 2017, a decrease of $8.6 million from the same period in 2016. The cash used in operating activities was affected by our net loss of $36.9 million, a $12.5 million increase in accounts receivable and a $3.9 million increase in prepaid expenses, partially offset by an $8.1 million increase in accounts payable and accrued expenses, non-cash stock-based compensation expense of

$9.4 million, and non-cash interest expense of $3.1 million. The increase in accounts receivable is directly related to increased OMIDRIA sales and the prepaid expense increase relates to advance payments and reservation fees for manufacturing of drug product for use in clinical trials.
Net cash used in operating activities was $40.6 million for the same period in 2016 and was affected by our net loss of $47.1 million, partially offset by stock-based compensation expense of $9.6 million. An increase in accounts receivable of $3.9 million and in OMIDRIA inventory of $0.9 million also impacted net cash used in operating activities.
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
Net cash used in investing activities during the nine months ended September 30, 2017 was $43.0 million, an increase of $32.7 million from the same period in 2016. While we experienced a $25.4 million decrease in proceeds from the sale and maturities of investments during the nine months ended September 30, 2017 compared to the same period in 2016, we also experienced a $7.0 million increase in the purchases of short-term investments for the nine months ended September 30, 2017 as compared to the same period in 2016.
Financing Activities. Net cash provided by financing activities during the nine months ended September 30, 2017 was $73.9 million, an increase of $14.0 million compared to the same period in 2016. Net cash provided by financing activities for the nine months ended September 30, 2017 included $63.6 million raised in a securities offering, and $10.5 million from proceeds received from the exercise of stock options. During the same period in 2016, we raised $38.0 million in a securities offering, received $19.9 million from additional borrowings, and received $2.2 million in proceeds from the exercise of stock options during the same period in 2016.
Loan and Security Agreement
In October 2016, we entered into the CRG Loan Agreement, pursuant to which we pledged substantially all of our assets, including intellectual property, as collateral. As of September 30, 2017, we had $83.0 million outstanding under the CRG Loan Agreement. In October 2017, we and CRG amended the CRG Loan Agreement so that we will be permitted to borrow, at our sole discretion and subject to customary closing conditions, up to an additional $45.0 million available through March 21, 2018. For more information regarding the CRG Loan Agreement, see below under “Loan and Security Agreement” and under Part I, Note 7 -Notes Payable.
The CRG Loan Agreement accrues interest at an annual rate of 12.25%, 4.00% of which can be deferred at our option until December 2020 by adding such amount to the aggregate principal amount. As of September 30, 2017 we have deferred $3.0 million ($2.5 million for the nine months ended September 30, 2017) of interest under the CRG Loan Agreement. The CRG Loan Agreement requires us to achieve certain annual minimum net revenue thresholds or minimum market capitalization thresholds. See Note 7 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
At Market Issuance Sales Agreement
In January 2016, we entered into the ATM Agreement with JonesTrading. Pursuant to the ATM Agreement, we may direct JonesTrading to sell shares of our common stock with an aggregate offering price of up to $50.0 million directly on The Nasdaq Global Market, through or to a market maker other than on an exchange or in negotiated transactions. Any sales made under the ATM Agreement are based solely on our instructions and JonesTrading will receive a 1.7% commission from the gross proceeds. The ATM Agreement may be terminated by either party at any time upon 10 days’ notice to the other party, or by JonesTrading at any time in certain circumstances including the occurrence of a “material adverse effect” (as defined in the ATM Agreement).

Contractual Obligations and Commitments
Our future minimum contractual commitments and obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2016 that was filed with the SEC on March 16, 2017. Other than the following, our future minimum contractual obligations and commitments have not changed materially from the amounts previously reported.

Goods & Services
We have entered into an agreement with Hospira Worldwide, Inc., a wholly owned subsidiary of Pfizer, Inc., or Hospira, for the ongoing commercial supply of OMIDRIA and on November 1, 2017 submitted a supplemental new drug application, or sNDA, for the approval of Hospira as a manufacturing site for OMIDRIA. We expect that the Hospira facility will be approved for the production of OMIDRIA by the end of 2017. We do not anticipate any material delays in obtaining this approval and have adequate inventory on hand to meet expected demand. We have no firm purchase commitments outstanding related to commercial lots under this agreement as of September 30, 2017.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk is primarily confined to our investment securities and notes payable. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in high-credit-quality securities. As of September 30, 2017, we had cash, cash equivalents and short-term investments of $86.8 million. In accordance with our investment policy, we invest funds in highly liquid, investment-grade securities. These securities in our investment portfolio are not leveraged and are classified as available-for-sale. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates and, with our current portfolio of short-term investments, we are not exposed to potential loss due to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2017. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the third quarter of 2017, we completed the implementation of several significant Enterprise Resource Planning System, or ERP, modules including core financial and purchasing modules. In connection with the implementation of the ERP system, we updated the processes that constitute our internal control over financial reporting to accommodate changes to our business processes and accounting procedures. Such processes will require testing for effectiveness; however, we do not believe that the implementation of the ERP system has had or will have a material adverse effect on our internal control over financial reporting.
Except as otherwise described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
On October 4, 2017, we entered into a Settlement Agreement, or the Settlement Agreement, and consent judgment with Par, resolving our patent litigation against Par, which arose from Par’s filing of an Abbreviated New Drug Application, or ANDA, seeking approval from the FDA to market a generic version of OMIDRIA. Pursuant to the Settlement Agreement, Par, which had previously stipulated to infringement, acknowledged and confirmed the validity of each of the patents listed in the Orange Book for OMIDRIA, which are U.S. Patent No. 8,173,707, U.S. Patent No. 8,586,633, U.S. Patent No. 9,066,856, U.S. Patent No. 9,278,101, U.S. Patent No. 9,399,040, and U.S. Patent No. 9,486,406.
In accordance with the terms of the Settlement Agreement, the U.S. District Court for the District of Delaware entered a consent judgment on October 5, 2017, pursuant to which Par and its affiliates are prohibited from launching a generic version of OMIDRIA until the earlier of April 1, 2032 or a date on which we or a third party, through licensing or any future final legal judgment, should one ever exist, with respect to our Orange Book listed patents, is able to launch a generic version of OMIDRIA, as further detailed in the Settlement Agreement (such date referred to as the Entry Date). Under the Settlement Agreement, we granted Par a non-exclusive, nonsublicensable license to make, sell and distribute a generic version of OMIDRIA between the Entry Date and the latest expiration of our U.S. patents related to OMIDRIA (i.e., October 23, 2033). During this period, Par will pay to us a royalty equal to 15% of Par’s net sales of its generic version of OMIDRIA.
In May 2017, we received Notice Letters from Sandoz and Lupin that each had filed an ANDA containing a Paragraph IV Certification under the Hatch-Waxman Act seeking approval from the FDA to market a generic version of OMIDRIA prior to the expiration of six Orange Book-listed patents covering OMIDRIA. On June 21, 2017, we filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware and a patent infringement lawsuit in the U.S. District Court for the District of New Jersey against Sandoz and on June 22, 2017 we filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware and a patent infringement lawsuit in the U.S. District Court for the District of New Jersey against Lupin. The Delaware lawsuits against Sandoz and Lupin were consolidated for all purposes by court order entered October 16, 2017, and the New Jersey lawsuits were dismissed by agreement of the parties on October 13, 2017. Sandoz has filed an answer to our Delaware lawsuit asserting defenses of patent invalidity. Lupin has filed an answer to our Delaware lawsuit asserting defenses and counterclaims for declaratory judgment of patent invalidity and non-infringement. The lawsuits were filed under the Hatch-Waxman Act for Sandoz’s and Lupin’s respective infringement of six Omeros patents: U.S. Patent Nos. 8,173,707, 8,586,633, 9,066,856, 9,278,101, 9,399,040 and 9,486,406, which relate to OMIDRIA and are listed in the Orange Book. These patents were granted following review by the U.S. Patent and Trademark Office, are presumed to be valid under governing law, and can only be invalidated in federal court with clear and convincing evidence. Under the Hatch-Waxman Act, we were permitted to file suit within 45 days from receipt of each Notice Letter and thereby trigger a 30-month stay of the FDA’s approval of the respective ANDAs. Each stay is expected to remain in effect until November 2019 while the lawsuits are pending. The assertions raised in Sandoz’s and Lupin’s Paragraph IV Notice Letters and their answers to our lawsuits are substantially similar to those raised by Par in the above-described patent litigation matter against Par. We believe the assertions in the Sandoz and Lupin Paragraph IV Notice Letters and their answers to our lawsuits do not have merit, and we intend to vigorously prosecute our infringement claims against each of Sandoz and Lupin.

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
OMIDRIA is our only product that has been approved by the FDA for commercial sale in the U.S. For the three months ended September 30, 2017, we recorded net sales of OMIDRIA of $21.7 million. We have not generated revenue from sales of OMIDRIA to date that are sufficient to fund fully our operations and cannot provide assurance that we will generate sufficient revenue from OMIDRIA in the future to fund fully our operations. We will need to generate substantially more product revenue from OMIDRIA to achieve and sustain profitability. Our ability to generate significant revenue from OMIDRIA product sales depends on our ability to achieve increased market acceptance of, and to otherwise market and sell effectively, OMIDRIA, which may not occur for a number of reasons, including:

•	a lack of acceptance by physicians, patients, government and private payers and other members of the healthcare community;

•	the extent of coverage and reimbursement for OMIDRIA when used in Medicare patients following the expiration of pass-through reimbursement effective January 1, 2018;

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
Our operations have consumed substantial amounts of cash since our incorporation and, as of September 30, 2017, we had an accumulated deficit of approximately $506.8 million. We expect to continue to spend substantial amounts to:

•	continue OMIDRIA sales and marketing;

•	continue research and development in our programs;

•	make principal, interest and fee payments under the CRG Loan Agreement;

•	initiate and conduct clinical trials for our programs and product candidates; and

•	commercialize and launch product candidates for which we may receive regulatory approval.
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
If OMIDRIA or any other product that we develop and commercialize does not receive adequate reimbursement from governments or private payers, or if we do not establish and maintain market-acceptable pricing for OMIDRIA or those potential other commercialized products, our prospects for revenue and profitability would suffer.
Our revenues and profitability will depend heavily on the pricing, availability and duration of adequate reimbursement for the use of products that we or our third-party business partners commercialize, including OMIDRIA, from government, private and other third-party payers, both in the U.S. and in other countries. OMIDRIA or any other product that we bring to market may not be considered cost-effective and/or the amount reimbursed for any product may be insufficient to allow us to sell the product profitably. Obtaining reimbursement for any product from each government or third-party payer can be a time-consuming and costly process that may require expansion of staff and/or increased use of third parties and could require us to provide additional supporting scientific, clinical and cost-effectiveness data for the use of our approved products to each payer. We can provide no assurances at this time regarding the cost-effectiveness of OMIDRIA, OMS103 or any of our product candidates. Further, we can provide no assurance that the amounts, if any, reimbursed to surgical facilities for utilization of any of our surgery-related products, including OMIDRIA, OMS103 or any of our product candidates, or to surgeons for the administration and delivery of these products or product candidates will be considered adequate to justify the use of these products or product candidates. In addition, obtaining acceptable coverage and reimbursement from one payer does not guarantee that we will obtain similar acceptable coverage or reimbursement from another payer.
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
Even if we achieve reimbursement for a product, the initial rate or method at which the product will be reimbursed could become unfavorable to us at the time reimbursement is initiated or in the future or may be of a limited duration. After the expiration of pass-through reimbursement status for OMIDRIA effective January 1, 2018, we may not be able to maintain or obtain adequate reimbursement for OMIDRIA when used in Medicare patients. In November 2017, CMS issued its 2018 Hospital Outpatient Prospective Payment System Final Rule, effective January 1, 2018, under which OMIDRIA would no longer have separate payment under Medicare Part B and consequently would be included as part of the packaged procedural payment when used in cataract surgery in Medicare patients. In the event that separate or similar reimbursement is not obtained for OMIDRIA after that date and/or the pass-through period is not extended, we expect that OMIDRIA will be included as part of the packaged payment. If that occurs, we expect that the per unit price we receive for OMIDRIA would likely be reduced, possibly substantially, which may reduce our net revenues depending on the volume of units sold. Further, OMIDRIA end user customers may defer purchases of OMIDRIA during the latter part of 2017, and particularly during the fourth quarter of 2017, if the reimbursement status of the product after December 31, 2017 is uncertain. If customers defer purchases of OMIDRIA, our revenues for the applicable period would be reduced, potentially by a significant amount. In addition, if the rate at which OMIDRIA is reimbursed after December 31, 2017 is less than we expect, we may be required to provide a credit to customers who purchased but did not use the product in 2017, which would result in a reduction of our net product sales, potentially by a significant amount. An extension or separate reimbursement for OMIDRIA requires action from legislative and/or administrative authorities and, as a consequence, we cannot guarantee that any such action will be taken or, if taken, when such action will be effective, nor can we predict the actual reimbursement rate.
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
If the reimbursement or pricing that we are able to obtain and maintain for any product that we develop and commercialize, including OMIDRIA, is inadequate, is significantly delayed or is subject to overly restrictive conditions, our ability to generate revenue, attain profitability and/or commercialize our product candidates may be impaired and there could be a material adverse effect on our business, financial condition, results of operations and growth prospects and the trading price of our stock could decline.
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
There is uncertainty with respect to the impact that health care reform legislation may have on coverage and reimbursement for healthcare items and services covered by plans that are authorized by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA. In this regard, President Trump and various members of Congress have expressed a desire to repeal all or portions of the ACA. President Trump has also made statements about controlling drug prices. We cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact that such legislation may have on us.
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
In addition, any product candidate from certain of our programs, including but not limited to MASP-2 and MASP-3, could be a biologic drug product, and we do not have the internal capability to produce biologics for use in clinical trials or on a commercial scale. There are only a limited number of manufacturers of biologic drug products and we cannot be certain that we can enter into supply agreements with a sufficient number of them on commercially reasonable terms, if at all.
Any significant delays in the manufacture and/or supply of clinical or commercial supplies could materially harm our business, financial condition, results of operations and prospects.
Manufacturing under our existing OMIDRIA manufacturing agreement with Patheon ceased at the end of 2015. An sNDA was submitted in November 2017 for the approval of Hospira as a manufacturing site for OMIDRIA, but approval by the FDA or other regulatory agencies of Hospira as a manufacturing site has not been completed. We do not presently have an alternate manufacturing facility for OMIDRIA in operation. We anticipated this transition and increased production of OMIDRIA prior to the break in manufacturing, and believe that we will have sufficient supply to meet product needs until OMIDRIA production is recommenced. However, we can provide no assurances if or when the Hospira manufacturing facility or any alternate manufacturing facility for OMIDRIA will be in production or whether we can meet market demand for OMIDRIA if demand is greater than we anticipate. Additionally, damage to or destruction of OMIDRIA inventory, including inventory warehoused at our third-party logistics provider, could also adversely affect our ability to meet market demand. We have obtained insurance coverage for the replacement cost of damaged or destroyed OMIDRIA inventory but such coverage would not compensate us for any resulting loss of sales revenue or a reduction in gross margin.
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

•	adverse findings in clinical or nonclinical studies related to the safety of our product candidates in humans;

•	an insufficient supply of product candidate materials or other materials necessary to conduct our clinical trials;

•	the need to qualify new suppliers of product candidate materials for FDA and foreign regulatory approval;

•	an unfavorable inspection or review by the FDA or other regulatory authority of a clinical trial site or records of any clinical investigation;

•	the occurrence of unacceptable drug-related side effects or adverse events experienced by participants in our clinical trials;

•	the suspension by a regulatory agency of a trial put on a clinical hold; or

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
If we choose to go to court or take other enforcement action to stop someone else from using our inventions, that individual or company has the right to ask the court to rule that our underlying patents are invalid or should not be enforced against that third-party. These lawsuits are expensive and would consume time and other resources even if we were successful in stopping the infringement of our patents. In addition, a lawsuit could result in a finding that some or all of the claims of one or more of our relevant patents are invalid, unenforceable and/or not infringed, and could also result in a generic version of OMIDRIA being launched. There is also the risk that, even if the validity of these patents is upheld, the court will refuse to stop the other party on the ground that such other party’s activities do not infringe our patents. An adverse outcome in any such legal action could have a material negative effect on our financial condition, results of operations and/or stock price. See “Legal Proceedings” under Item 1 of Part II of this Quarterly Report on Form 10-Q for further discussion of our patent infringement lawsuits against Sandoz and Lupin.

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
We have borrowed $80.0 million under the CRG Loan Agreement and pledged substantially all of our assets, including intellectual property, as collateral. The CRG Loan Agreement restricts our ability to, among other things, incur indebtedness, grant liens, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, pay cash dividends or make distributions, repurchase stock, license certain of our intellectual property on an exclusive basis and engage in significant business transactions such as a change of control. Any of these restrictions could significantly limit our operating and financial flexibility and ability to respond to changes in our business or competitive activities. The CRG Loan Agreement requires us to achieve either (a) certain minimum net revenue amounts from OMIDRIA through the end of 2021, which are $55.0 million and $65.0 million for the 2017 and 2018 calendar years, respectively, or (b) a minimum market capitalization threshold equal to the product of 6.4 multiplied by the aggregate principal amount of loans outstanding under the CRG Loan Agreement determined as of the fifth business day following announcement of earnings results for the applicable year. In the event we do not achieve either of the minimum revenue amount or the minimum market capitalization threshold for a year, we can satisfy the requirement by raising additional funds through an equity or subordinated debt issuance and using the proceeds to pay down the loan balance by an amount equal to the difference between the minimum revenue amount for such year and the actual revenue amount for such year. We recorded net sales of OMIDRIA of $51.1 million for the nine-month period ended September 30, 2017, and we cannot provide assurance that we will generate sufficient revenue from OMIDRIA in the future to satisfy fully the net revenue covenants in 2017 and/or subsequent years during the term of the CRG Loan Agreement. We are also required to maintain $5.0 million in cash and cash equivalents during the term of the CRG Loan Agreement.
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
Under the CRG Loan Agreement, we may borrow up to an additional $45.0 million on or before March 21, 2018, subject to customary closing conditions including but not limited to the lack of a default under the CRG Loan Agreement or the lack of the occurrence of material adverse change in or on the business, condition (financial or otherwise), operations, performance or property of Omeros and its subsidiaries taken as a whole. If we are unable to satisfy each of these conditions, we will not be able to borrow any of the additional $45.0 million and it may be necessary for us to seek alternative sources of capital.
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
Should we decide to use active pharmaceutical ingredients in any of our product candidates that are proprietary to one or more third parties, such as our PDE7 program (OMS527), we would need to maintain licenses to those active ingredients from those third parties. If we are unable to continue to access rights to these active ingredients prior to conducting preclinical toxicology studies intended to support clinical trials, we may need to develop alternate product candidates from these programs by either accessing or developing alternate active ingredients, resulting in increased development costs and delays in commercialization of these product candidates. If we are unable to maintain continued access rights to the desired active ingredients on commercially reasonable terms or develop suitable alternate active ingredients, or if we do not meet diligence or other obligations under the corresponding licenses, we may not be able to commercialize product candidates from these programs.
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
During the 12-month period ended September 30, 2017, our stock traded as high as $27.09 per share and as low as $7.20 per share. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to numerous factors, many of which are beyond our control. In addition, the stock market has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of publicly traded companies. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. These fluctuations may be even more pronounced in the trading market for our stock. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
If we issue additional shares of our common stock or other securities that may be convertible into, or exercisable or exchangeable for, our common stock, our existing shareholders would experience further dilution.
To the extent that we raise additional funds in the future by issuing equity securities, including pursuant to our ATM Agreement with JonesTrading, our shareholders would experience dilution, which may be significant and could cause the market price of our common stock to decline significantly. In addition, approximately 9.9 million shares of common stock as of September 30, 2017 subject to outstanding options and warrants may become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements. Further, as of September 30, 2017 we also had approximately 3.5 million shares of common stock reserved for future issuance under our employee benefit plans that are not subject to outstanding options. If the holders of these outstanding options or warrants elect to exercise some or all of them, or if the shares subject to our employee benefit plans are issued and become eligible for sale in the public market, our shareholders would experience dilution and the market price of our common stock could decline.
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

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1(1)	Settlement Agreement, dated October 4, 2017, by and among Omeros Corporation, Par Sterile Products, LLC and Par Pharmaceutical, Inc.
10.2(2)	Amendment No. 1 to Loan Agreement among Omeros Corporation, CRG Servicing LLC, as administrative agent and collateral agent, and the lenders named therein, dated October 11, 2017
12.1	Ratio of Earnings to Fixed Charges
31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on October 5, 2017 (File No. 001-34475).

(2)	Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on October 17, 2017 (File No. 001-34475).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEROS CORPORATION

Dated: November 9, 2017	/s/ Gregory A. Demopulos
Gregory A. Demopulos, M.D.
President, Chief Executive Officer and Chairman of the Board of Directors

Dated: November 9, 2017	/s/ Michael A. Jacobsen
Michael A. Jacobsen
Vice President, Finance, Chief Accounting Officer and Treasurer