Form 10-Q
period 2018-03-31
OMEROS CORP
filed 2018-05-10
CIK 1285819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
 ________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 7, 2018, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 48,292,608.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, which are subject to the “safe harbor” created by those sections for such statements. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical fact are “forward-looking statements.” Terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “likely,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” and similar expressions and variations thereof are intended to identify forward-looking statements, but these terms are not the exclusive means of identifying such statements. Examples of these statements include, but are not limited to, statements regarding:

•
our expectations relating to demand for OMIDRIA® (phenylephrine and ketorolac intraocular solution) 1%/0.3% from wholesalers, ambulatory surgery centers, or ASCs, and hospitals, and our expectations regarding OMIDRIA product sales, including once pass-through reimbursement status is reinstated pursuant to the Consolidated Appropriations Act, 2018, or the Appropriations Act;

•	our estimates of OMIDRIA chargebacks and rebates, distribution fees and product returns;

•
our estimates regarding how long our existing cash, cash equivalents, short-term investments and revenues will be sufficient to fund our anticipated operating expenses and capital expenditures, as well as our interest and principal payments on our outstanding notes under our Term Loan Agreement, or the CRG Loan Agreement, with CRG Servicing LLC, or CRG, and the lenders identified therein, and the satisfaction of covenants thereunder;

•	our expectations with respect to additional funding under the CRG Loan Agreement;

•	our expectations regarding the clinical, therapeutic and competitive benefits and importance of OMIDRIA and our product candidates;

•
our expectations related to obtaining permanent separate or similar reimbursement for OMIDRIA from the Centers for Medicare and Medicaid Services, or CMS, and/or from Congress, including after September 30, 2020;

•
our ability to design, initiate and/or successfully complete clinical trials and other studies for our products and product candidates and our plans and expectations regarding our clinical trials, including our clinical trials for OMS721, for OMS906 and for OMS527;

•
in our OMS721 program, our expectations regarding: whether enrollment in any or all ongoing and planned Phase 3 clinical trials will proceed as expected; whether accelerated approval, fast track designation, breakthrough therapy designation and/or orphan drug designation may be granted by the U.S. Food and Drug Administration, or FDA, or Priority Medicines status, conditional marketing authorization or orphan designation may be granted by the European Medicines Agency, or EMA, for indications for which we are pursuing such approval or designation; whether and when a Biologics License Application, or BLA, for accelerated approval of OMS721 may be filed with the FDA; paths to accelerated and full approval of OMS721 in hematopoietic stem cell transplant-associated thrombotic microangiopathy, or HSCT-TMA; and potential approval with respect to our Phase 3 clinical trial for patients with Immunoglobulin A, or IgA, nephropathy;

•
our anticipation that we will rely on contract manufacturers to manufacture OMIDRIA for commercial sale and to manufacture our product candidates for clinical trial supply and, if approved, for commercial sale;

•
our ability to enter into acceptable arrangements with potential corporate partners or contract service providers, including with respect to OMIDRIA, and our ability and plans to effect any such arrangement with respect to OMIDRIA in the European Union, or EU, and to place OMIDRIA on the market (i.e., released into the distribution chain) in at least one European Economic Area country prior to July 28, 2018 to preserve OMIDRIA marketing authorization in Europe;

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

OMEROS CORPORATION
FORM 10-Q FOR THE QUARTER ENDED March 31, 2018

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
OMEROS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$1,189	$3,394
Short-term investments	71,625	80,355
Receivables, net	182	17,144
Inventory	247	443
Prepaid expense	5,441	7,036
Total current assets	78,684	108,372
Property and equipment, net	2,081	2,121
Restricted investments	5,835	5,835
Advanced payments, non-current	2,435	—
Total assets	$89,035	$116,328

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$10,183	$6,691
Accrued expenses	13,934	19,126
Current portion of lease financing obligations	513	490
Total current liabilities	24,630	26,307
Notes payable and lease financing obligations, net	85,037	84,117
Deferred rent	8,583	8,718
Commitments and contingencies (Note 7)
Shareholders’ deficit:
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized and none issued and outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Common stock, par value $0.01 per share, 150,000,000 authorized; 48,286,842 and 48,211,226 issued and outstanding at March 31, 2018 and December 31, 2017 respectively	483	482
Additional paid-in capital	523,724	520,072
Accumulated deficit	(553,422)	(523,368)
Total shareholders’ deficit	(29,215)	(2,814)
Total liabilities and shareholders’ deficit	$89,035	$116,328
See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue:
Product sales, net	$1,588	$12,257

Costs and expenses:
Cost of product sales	203	271
Research and development	18,140	12,240
Selling, general and administrative	10,934	12,471
Total costs and expenses	29,277	24,982
Loss from operations	(27,689)	(12,725)
Interest expense	(2,825)	(2,663)
Other income	460	299
Net loss	$(30,054)	$(15,089)
Comprehensive loss	$(30,054)	$(15,089)
Basic and diluted net loss per share	$(0.62)	$(0.34)
Weighted-average shares used to compute basic and diluted net loss per share	48,284,019	43,828,572
See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net loss	$(30,054)	$(15,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,966	3,276
Non-cash interest expense	1,086	995
Depreciation and amortization	223	115
Changes in operating assets and liabilities:
Receivables	16,962	(1,444)
Inventory	196	168
Prepaid expenses and other assets	(840)	(1,494)
Accounts payable, accrued expenses and other	(1,835)	771
Net cash used in operating activities	(11,296)	(12,702)
Investing activities:
Purchases of property and equipment	(183)	(72)
Purchases of investments	(270)	(1,042)
Proceeds from the sale and maturities of investments	9,000	11,778
Net cash provided by investing activities	8,547	10,664
Financing activities:
Proceeds upon exercise of stock options	687	1,147
Payments on lease financing obligations	(143)	(51)
Net cash provided by financing activities	544	1,096
Net decrease in cash and cash equivalents	(2,205)	(942)
Cash and cash equivalents at beginning of period	3,394	2,224
Cash and cash equivalents at end of period	$1,189	$1,282
Supplemental cash flow information
Cash paid for interest	$1,739	$1,667
Conversion of accrued interest to notes payable	$838	$805
Property acquired under capital lease	$—	$70
See accompanying Notes to Condensed Consolidated Financial Statements

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
Basis of Presentation
Our condensed consolidated financial statements include the financial position and results of operations of Omeros Corporation (Omeros) and our wholly owned subsidiaries. All inter-company transactions have been eliminated and we have determined we operate in one segment. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 includes all adjustments, which include normal recurring adjustments, necessary to present fairly our interim financial information. The Condensed Consolidated Balance Sheet at December 31, 2017 has been derived from our audited financial statements but does not include all of the information and footnotes required by GAAP for audited annual financial information.
The accompanying unaudited condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and related notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the U.S. Securities and Exchange Commission (SEC) on March 1, 2018.

Going Concern
On an interim and annual basis we are required to assess our ability to continue as a going concern for one year after the date the financial statements are issued using rules defined by ASC No. 205-40 - Going Concern (the Standard). As required by the Standard, management’s evaluation shall initially not take into consideration the potential mitigating effects of management’s plans that have not been fully implemented as of the date the financial statements are issued. In the second step of this evaluation, management’s assumptions and plans are derived according to restrictions and definitions in the Standard. As such, for purposes of this exercise, the following assumptions (which are discussed in further detail following this summary) were made:

•
Limited cash receipts from sales of OMIDRIA. Even though we have received an extension of transitional pass-through reimbursement for OMIDRIA for a period of two years beginning October 1, 2018, we are unable at this time to predict accurately revenue from sales of OMIDRIA once transitional pass-through reimbursement begins. In addition, sales of OMIDRIA are generally made with 90-day collection terms and, therefore, minimal OMIDRIA cash receipts were included for this exercise prior to January 2019;

•
No additional draws on our CRG debt facility. As disclosed in Note 6, we are in compliance with all covenants under our CRG Loan Agreement and have requested the additional $45.0 million that is available to us through May 20, 2018 subject only to customary closing conditions. However, given the existence of customary closing conditions, the draw on this facility was not considered for purposes of this exercise; and

•
No public or private equity transactions or partnering revenues can be considered for purposes of this exercise in the absence of any existing or committed arrangements to raise additional capital or of any existing or consummated partnerships.

In performing the first step of the assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. As of March 31, 2018, we had $72.8 million in cash, cash equivalents and short-term investments, $0.2 million of accounts receivable and $24.6 million in current liabilities. We have a history of net losses ($30.1 million for the three months ended March 31, 2018 and $53.5 million in 2017) and use of cash for operations ($11.3 million for the three months ended March 31, 2018 and $36.2 million in 2017). In addition, on January 1, 2018, transitional pass-through reimbursement for our only commercial product, OMIDRIA, which allowed for separate payment (i.e., outside the packaged procedural payment) under Medicare Part B expired and is not scheduled to be reinstated until October 1, 2018.

In performing the second step of this assessment, we are required to evaluate whether our plans to mitigate the conditions above alleviate the substantial doubt about our ability to meet our obligations as they become due within one year after the date the financial statements are issued. In performing this second step of the assessment, we are limited to those assumptions listed above and the restrictions and definitions in the Standard. As such, we did not consider any future sources of working capital that we may otherwise be able to access such as the additional $45.0 million available under our existing CRG Loan Agreement, which we have requested and expect to receive on May 18, 2018. Consequently, based on this assessment performed using the associated limitations required by the Standard, we have concluded there is substantial doubt about our ability to continue as a going concern through May 10, 2019.
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
Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-09 (Topic 606) “Revenue from Contracts with Customers,” which requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. We adopted Topic 606 on January 1, 2018 using the modified retrospective transition method.
Once we determine that an arrangement is within the scope of Topic 606 and we believe it is probable that we will collect the consideration we are entitled to in exchange for OMIDRIA product sales, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.
Upon adoption, we evaluated our contracts with customers and determined the adoption of the standard did not change the timing or the amounts of our previously recognized revenues.
Product Sales, Net

We generally record revenue from product sales when the product is delivered to our wholesalers. Product sales are recorded net of wholesaler distribution fees and estimated chargebacks, rebates and purchase volume discounts. Accruals or allowances are established for these deductions in the same period when revenue is recognized, and actual amounts incurred are offset against the applicable accruals or allowances. We reflect each of these accruals or allowances as either a reduction in the related account receivable or as an accrued liability, depending on how the amount is expected to be settled.

The Centers for Medicare and Medicaid Services (CMS) granted transitional pass-through reimbursement status for OMIDRIA through December 31, 2017. Pass-through status for OMIDRIA allowed for reimbursement payment to Ambulatory Surgery Centers (ASCs) and hospitals using OMIDRIA in procedures involving patients covered by Medicare Part B. In March 2018, the Consolidated Appropriations Act, 2018 (the Appropriations Act) was signed into law, which among other things extended pass-through reimbursement status for certain drugs, including OMIDRIA, for a two-year period beginning October 1, 2018. For the period January 1, 2018 through September 30, 2018, OMIDRIA is not subject to reimbursement payment for procedures involving patients covered by Medicare Part B.
Advanced Payments
We have various agreements with third parties that require us to pay part of the contractually due amounts in advance of receiving goods and services. These agreements relate primarily to clinical and manufacturing activities. Amounts paid in advance of services to be delivered to us beyond 12 months of the balance sheet date are recorded as non-current assets.

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
Recently Adopted Pronouncements
We adopted ASU 2018-05 issued by the FASB in March 2018 related to the Tax Cuts and Jobs Act (Tax Act) that was enacted in December 2017. We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21.0%. The standard requires that we record and disclose any provisional amounts related to the Tax Act. We recorded and disclosed the provisional impact to our deferred tax balance in our Annual Report on Form 10-K for the year ended December 31, 2017 that was filed with the SEC on March 1, 2018. However, we are still analyzing certain aspects of the Tax Act, which could potentially affect the measurement of these assets and liabilities or potentially give rise to new deferred tax assets and liabilities.
In May 2016, the FASB issued ASU 2017-09 related to stock-based compensation, which provides clarity and consistency in practice on the accounting for changes to the terms and conditions of stock-based payment arrangement, or modifications. We adopted the guidance January 1, 2018 and the adoption did not have a material impact on our stock-based compensation expense.
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02 related to lease accounting. The new standard requires lessees to recognize a right-of-use asset and a lease liability for most leases. This standard must be applied using a modified retrospective transition method and is effective for all annual and interim periods beginning after December 15, 2018. Earlier adoption is permitted. While we are still in the process of evaluating the effect of adoption on our consolidated financial statements and are currently assessing our leases, we expect to adopt the standard on January 1, 2019. We estimate the adoption of this standard will result in recognition of additional net lease assets and lease liabilities primarily due to the lease agreements for our office building and equipment financing leases.

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
The basic and diluted net loss per share amounts for the three months ended March 31, 2018 and 2017 were computed based on the shares of common stock outstanding during the respective periods. Potentially dilutive securities excluded from the diluted loss per share calculation are as follows:

	March 31,
	2018	2017
Outstanding options to purchase common stock	9,640,452	10,924,062
Outstanding warrants to purchase common stock	100,602	100,602
Total	9,741,054	11,024,664

Note 3—Accounts Receivable, Net
Accounts receivable, net consist of the following:

	March 31, 2018	December 31, 2017
	(In thousands)
Trade receivables, net	$49	$17,079
Sublease and other receivables	133	65
Total accounts receivables net	$182	$17,144

Note 4—Fair-Value Measurements

As of March 31, 2018 and December 31, 2017, all investments were classified as short-term and available-for-sale on the accompanying Condensed Consolidated Balance Sheets. Investment income, which was included as a component of other income, consists of interest earned.
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
Our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	March 31, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money-market funds classified as non-current restricted cash and investments	$5,835	$—	$—	$5,835
Money-market funds classified as short-term investments	71,625	—	—	71,625
Total	$77,460	$—	$—	$77,460

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money-market funds classified as non-current restricted cash and investments	$5,835	$—	$—	$5,835
Money-market funds classified as short-term investments	80,355	—	—	80,355
Total	$86,190	$—	$—	$86,190
Cash held in demand deposit accounts of $1.2 million and $3.4 million is excluded from our fair-value hierarchy disclosure as of March 31, 2018 and December 31, 2017, respectively. There were no unrealized gains or losses associated with our short-term investments as of March 31, 2018 or December 31, 2017. The carrying amounts reported in the accompanying Condensed Consolidated Balance Sheets for receivables, accounts payable, other current monetary assets and liabilities and notes payable and lease financing obligations approximate fair value.

Note 5—Accrued Liabilities
Accrued liabilities consist of the following:

	March 31, 2018	December 31, 2017
	(In thousands)
Contract research and development	$4,763	$4,251
Employee compensation	3,727	2,178
Sales rebates, fees and discounts	1,825	6,561
Consulting and professional fees	1,494	1,758
Clinical trials	1,118	1,026
ASC/hospital product return liability	—	2,350
Other accruals	1,007	1,002
Total accrued liabilities	$13,934	$19,126

Note 6—Notes Payable and Lease Financing Obligations
Notes payable and lease financing obligations consist of the following:

	March 31, 2018	December 31, 2017
	(In thousands)
Notes payable	$84,669	$83,831
Lender facility fee payable upon maturity	4,233	4,192
Lease financing obligations	1,180	1,300
Notes payable, facility fee and lease financing obligations	90,082	89,323
Unamortized debt discount	(3,400)	(3,527)
Unamortized debt issuance costs	(1,132)	(1,189)
Current portion of lease financing obligations	(513)	(490)
Non-current portion of notes payable and lease financing obligations, net	$85,037	$84,117
In October 2016, we entered into the CRG Loan Agreement which requires that we make interest-only payments through December 31, 2020. Subject to the achievement of certain milestones, this interest-only period potentially could be extended through the maturity date of September 30, 2022. In November 2016, we borrowed $80.0 million under the CRG Loan Agreement and repaid our then-outstanding notes payable.
In February 2018, the CRG Loan Agreement was amended so that we are permitted to borrow, at our sole discretion and subject to customary closing conditions, up to an additional $45.0 million through May 20, 2018. We requested the additional $45.0 million and expect to receive the funds on May 18, 2018.
The CRG Loan Agreement accrues interest at an annual rate of 12.25% (4.00% of which can be deferred at our option through December 31, 2020 by adding such amount to the aggregate principal amount). As of March 31, 2018, as allowed under the CRG Loan Agreement, we have deferred $4.7 million ($0.8 million for the three months ended March 31, 2018) of accrued interest by increasing the principal amount outstanding. The CRG Loan Agreement requires us to maintain cash and cash equivalents of $5.0 million during the term of the agreement which is recorded as restricted investments in our Condensed Consolidated Balance Sheet.
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
In April 2018, the CRG Loan Agreement was further amended with regards to the minimum net revenue and minimum market capitalization thresholds. Pursuant to the amendment, the applicable revenue and market capitalization covenants for the year ending December 31, 2018 were eliminated. With regards to the year ending December 31, 2019, we are required to achieve either (a) annual minimum net revenue amounts of $75.0 million, or (b) a minimum market capitalization threshold equal to the product of three multiplied by the aggregate principal amount of loans outstanding (excluding any payment-in kind loans), determined as of the fifth business day following announcement of earnings results for the calendar year 2019 (i.e.,$240.0 million required market capitalization based on the $80.0 million borrowed at March 31, 2018 and $375.0 million assuming the borrowing of the additional $45.0 million that has been requested). If we are unable to satisfy the minimum annual revenue requirement or the market capitalization threshold for any given year, we may avoid a related default by repaying the shortfall between actual revenues and the minimum revenue requirement for such year using proceeds generated by an equity or subordinated debt issuance.
The CRG Loan Agreement includes customary events of default (see Note 7 of the “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2017). If there is an event of default the lenders may have the right to accelerate all our repayment obligations under the CRG Loan Agreement and to take control of our pledged assets, which consists of substantially all of our assets including our intellectual property. Under certain circumstances, a default interest rate of an additional 4.00% per annum will apply to all outstanding obligations during the existence of an event of default. There was no event of default under the CRG Loan Agreement as of March 31, 2018.

Note 7—Commitments and Contingencies
Development Milestones and Product Royalties
We have licensed a variety of intellectual property from third parties that we are currently developing or may develop in the future. These licenses may require milestone payments during the clinical development processes as well as low single to low double-digit royalties on the net income or net sales of the product.
Contracts
We have various agreements with third parties that collectively require payment of termination fees totaling $15.3 million as of March 31, 2018 if we cancel work within specific time frames, either prior to commencing or during performance of the contracted services. This is in addition to fees associated with the CRG Loan Agreement (see Note 6).
Litigation
In May 2017, we received Notice Letters from Sandoz Inc. (Sandoz) and Lupin Ltd. and Lupin Pharmaceuticals, Inc. (collectively, Lupin), respectively, that Sandoz and Lupin had each filed an Abbreviated New Drug Application (ANDA) seeking approval from the Food and Drug Administration (FDA) to market a generic version of OMIDRIA prior to the expiration our patents covering OMIDRIA. In June 2017, we filed patent infringement lawsuits against Sandoz and Lupin. We believe the assertions in the Sandoz and Lupin litigation are substantially similar to those previously filed by Par Pharmaceutical, Inc. and its subsidiary, Par Sterile Products, LLC, and do not have merit. We intend to prosecute vigorously our infringement claims against each of Sandoz and Lupin.

Note 8—Shareholders’ Equity
Common Stock
For the three months ended March 31, 2018, we received proceeds of $0.7 million upon the exercise of stock options which resulted in the issuance of 75,616 shares of common stock. For the three months ended March 31, 2017, we received proceeds of $1.1 million upon the exercise of stock options and warrants which resulted in the issuance of 117,898 shares of common stock.
Warrants
In connection with the April 2018 amendment to the CRG Loan Agreement, we issued warrants to purchase up to 200,000 shares of our common stock with an exercise price of $23.00 per share. The warrants have a five-year term.

Note 9—Stock-Based Compensation
Stock-based compensation expense includes amortization of stock options granted to employees and non-employees and has been reported in our Condensed Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Research and development	$1,200	$1,474
Selling, general and administrative	1,766	1,802
Total	$2,966	$3,276
The fair value of each option grant to employees and directors is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were applied to employee and director stock option grants as follows:

	Three Months Ended March 31,
	2018	2017
Estimated weighted-average fair value	$9.79	$7.64
Weighted-average assumptions
Expected volatility	76%	75%
Expected term, in years	6.1	6.0
Risk-free interest rate	2.54%	2.06%
Expected dividend yield	—%	—%

Stock option activity for all stock plans and related information is as follows:

	Options Outstanding	Weighted- Average Exercise Price per Share	Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Balance at December 31, 2017	9,657,259	$10.39
Granted	80,550	14.49
Exercised	(75,616)	9.09
Forfeited	(21,741)	15.80
Balance at March 31, 2018	9,640,452	$10.42	6.57	$13,760
Vested and expected to vest at March 31, 2018	9,373,849	$10.36	6.50	$13,687
Exercisable at March 31, 2018	7,095,978	$9.68	5.81	$13,056
At March 31, 2018, there were 2,544,474 unvested options outstanding that will vest over a weighted-average period of 2.36 years and 3,453,231 shares were available to grant. Excluding non-employee stock options, the total estimated compensation expense to be recognized on our unvested options is $16.6 million.
In April 2018, annual stock option grants totaling approximately 1.3 million shares with an exercise price of $13.58 were granted to all eligible employees. The options vest monthly on a straight-line basis over four years.

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
Commercial Products, Product Candidates, Development Programs and Platforms
OMIDRIA. OMIDRIA is approved in the U.S. by the FDA for use during cataract surgery or IOL replacement to maintain pupil size by preventing intraoperative miosis (pupil constriction) and to reduce postoperative ocular pain. In the U.S., OMIDRIA is sold primarily through wholesalers which, in turn, sell to ASCs and hospitals.
CMS, the federal agency responsible for administering the Medicare program, granted transitional pass-through reimbursement status for OMIDRIA in 2014, effective from January 1, 2015 through December 31, 2017. Pass-through status is designed to promote innovation and allows for separate payment (i.e., outside the packaged procedural payment) under Medicare Part B for certain new drugs and other medical technologies when used in hospital outpatient or ambulatory surgery centers and that meet well-established criteria specified by federal law and regulations governing Medicare spending. As of January 1, 2018, as scheduled, OMIDRIA is no longer subject to separate payment under Medicare Part B and, consequently, payment for the product is currently included as part of the packaged payment for the associated procedure for Medicare Part B patients. On March 23, 2018, the Appropriations Act was signed into law. A bipartisan-supported provision in the Appropriations Act extends pass-through reimbursement status for a small number of drugs, including OMIDRIA, used during procedures performed on Medicare Part B fee-for-service patients for an additional two years, effective October 1, 2018 through September 30, 2020. As a result of this extension, each of these drugs, including OMIDRIA, will receive separate payment for the two-year period beginning October 1, 2018, consistent with almost all other physician-administered drugs that come off pass-through status. We also continue to work through administrative means to obtain permanent separate reimbursement for OMIDRIA as well as expanding more broadly its reimbursement to Medicare Advantage and other third-party payers. OMIDRIA revenues in 2018 have been significantly reduced due to the expiration of pass-through reimbursement and we do not expect sales of OMIDRIA to increase substantially from first quarter levels until pass-through reimbursement is reinstated in the fourth quarter of this year. For more information regarding OMIDRIA reimbursement, see “Results of Operations” and “Financial Condition - Liquidity and Capital Resources” below.
In April 2018, we announced that the results of four “real-world” clinical studies demonstrating the benefits of OMIDRIA were presented at the American Society of Cataract and Refractive Surgery and American Society of Ophthalmic Administrators Annual Meeting held in Washington, D.C. The studies examined the use of OMIDRIA in both routine and complex cataract surgery cases performed in high-volume surgery centers, with and without femtosecond laser. Also in April 2018, we announced that the Veterans Administration, or VA, added OMIDRIA to the VA National Formulary, which is a listing of drugs and supplies that must be available at all VA facilities for the benefit of U.S. military veterans. As a result of its addition to the formulary, the drug is available in all VA facilities that perform ophthalmic procedures, with an initial recommendation that use of OMIDRIA be limited to high-risk patients at the discretion of VA ophthalmic surgeons.
Outside of the U.S., we have received approval from the European Commission, or EC, to market OMIDRIA in the European Economic Area, or EEA, for use during cataract surgery and other IOL replacement procedures to maintain mydriasis (pupil dilation), to prevent miosis (pupil constriction), and to reduce postoperative eye pain. For the European OMIDRIA marketing authorization to remain valid, product must be placed on the market (i.e., released into the distribution chain) in at least one EEA country by July 28, 2018, which we expect will occur. Decisions about price and reimbursement for OMIDRIA are made on a country-by-country basis and may be required before marketing may occur in a particular country. We do not expect to see sales of OMIDRIA in any countries within the EEA and other international territories if we are unable to either enter into partnerships for the marketing and distribution of OMIDRIA or complete an independent launch in such countries. Timing of any such partnerships or independent launch depends on numerous factors, including completion of mutual diligence exercises and domestic sales of OMIDRIA or entry into suitable agreements with contract service vendors, respectively. In addition, we have an exclusive supply and distribution agreement for the sale of OMIDRIA in certain countries in the Middle East, including the Kingdom of Saudi Arabia and the United Arab Emirates, under which sales began on a limited basis in the Kingdom of Saudi Arabia in 2016.
Product Candidates. We have the following clinical-stage programs in our pipeline:

•
MASP-2 - OMS721. OMS721 is our lead human monoclonal antibody targeting mannan-binding lectin-associated serine protease-2, or MASP-2, the effector enzyme of the lectin pathway of the complement system. The current development focus for OMS721 is diseases in which the lectin pathway has been shown to contribute to significant tissue injury and pathology. These diseases are typically characterized by significant end organ injuries, such as kidney or central nervous system injury, when not treated. Phase 3 clinical programs are underway for OMS721 in HSCT-TMA, in IgA nephropathy, and in atypical hemolytic uremic syndrome, or aHUS. In addition, we have continued to enroll patients in our ongoing OMS721 Phase 2 IgA nephropathy clinical trial and in our OMS721 Phase 2 clinical trial in patients with TMAs. We are also developing small-molecule inhibitors of MASP-2 for oral administration that we are targeting for clinical trials in 2020.

The FDA recently granted breakthrough therapy designation to OMS721 for the treatment of HSCT-TMA in patients who have persistent TMA despite modification of immunosuppressive therapy, or high-risk HSCT-TMA. We recently met with the FDA to discuss requirements for approval of OMS721 in high-risk HSCT-TMA. Based on that meeting, we believe that we have clear paths to both accelerated and full approval of OMS721 in this indication. In addition to the data provided to the FDA, the Agency requested that we further characterize the patients treated with OMS721 - all of whom had high-risk TMA - and compile and submit additional information on the historical control population for the purpose of further comparing outcomes across corresponding patients. The FDA also requested an analysis plan to assess our biomarker data. Should the FDA grant OMS721 accelerated approval for the treatment of high-risk stem cell-TMA patients, the drug would be made commercially available for stem-cell patients with this disorder. Concurrently, we would conduct a confirmatory trial for subsequent full approval. We intend to continue working closely with the FDA as we further compile all required information with the objective of initiating a rolling BLA submission later this year. In Europe, we are scheduling meetings with regulatory authorities to discuss plans for submission of an application for conditional marketing authorization for OMS721 in HSCT-TMA.
In February and April 2018, we reported new results in patients with HSCT-TMA from the ongoing Phase 2 study. The estimated median survival for OMS721-treated patients was an order of magnitude greater than that for a matched historical control (p<0.0001). Once sufficient data were available after an adequate duration of follow-up, further analysis examined 100-day mortality, an important endpoint previously used as an approval endpoint in another condition related to HSCT. The 100-day mortality analysis also showed that OMS721-treated patients had improved survival relative to the historical control (53% vs 10%; p = 0.0002). Biomarkers of disease (i.e., mean platelet count and mean levels of lactate dehydrogenase and haptoglobin) demonstrated statistically significant improvement. Study patients also showed substantial improvement in red blood cell and platelet transfusion requirements. Enrollment of HSCT-TMA patients in the Phase 2 TMA trial continues.
The Phase 3 clinical program in patients with IgA nephropathy includes two Phase 3 clinical trials. Patient enrollment has opened in our OMS721 Phase 3 clinical trial, which we refer to as the ARTEMIS-IGAN trial, in patients at least 18 years of age with biopsy-confirmed IgA nephropathy and with 24-hour urine protein excretion greater than one gram per day at baseline on optimized renin‑angiotensin system, or RAS, blockade. The primary endpoint, which potentially could suffice for full approval depending on the effect size, is reduction in proteinuria. The second trial, assessing OMS721 in patients with baseline proteinuria levels of two or more grams per day, is designed to include pathways for both accelerated and full approvals depending on the size and duration of the effect on proteinuria.
The Phase 3 clinical program in patients with aHUS, in which patient enrollment is ongoing, consists of one Phase 3 clinical trial – a single-arm (i.e., no control arm), open-label trial in patients with newly diagnosed or ongoing aHUS. This trial is targeting approximately 40 patients for full approval in Europe and accelerated approval in the U.S. with approximately 80 total patients required by FDA for full approval.
OMS721 has received multiple designations from the FDA and from the EMA across the three current indications. These include:

•	HSCT-TMA: In the U.S., OMS721 has received from the FDA (1) breakthrough therapy designation in patients who have persistent TMA despite modification of immunosuppressive therapy and (2) orphan drug designation for the prevention (inhibition) of complement-mediated TMAs, which includes HSCT-TMA. In Europe, we are pursuing orphan designation in this indication.

•
IgA nephropathy: In the U.S., OMS721 has received from the FDA (1) breakthrough therapy designation for the treatment of IgA nephropathy and (2) and orphan drug designation in IgA nephropathy. In Europe, OMS721 has received from the EMA orphan drug designation in the treatment of IgA nephropathy, and we are pursuing Priority Medicines, or PRIME, designation from the EMA in this indication.

•
aHUS: In the U.S., OMS721 has received from the FDA (1) fast-track designation for the treatment of patients with aHUS and (2) orphan drug designation for the prevention (inhibition) of complement-mediated TMAs, which includes aHUS.

•
PDE10 - OMS824. In our OMS824 program, we continue to advance our phosphodiesterase 10, or PDE10, inhibitors for treatment of neurological disorders. The FDA has approved our conducting clinical trials with our lead candidate subject to dosing limitations pending further discussions potentially to remove those limitations. Given the dosing limitations, we are currently focused on assessing the relative advantages of a number of our back-up compounds.

•
PPARγ - OMS405. In our peroxisome proliferator-activated receptor gamma, or PPARγ, program, Phase 2 clinical trials have been conducted by our collaborators to evaluate a PPARγ agonist, alone or in combination with other agents, and have yielded positive data in the treatment of addiction to heroin and to nicotine. We have also reported positive results (i.e., decreased craving and protection of brain white matter) from a Phase 2 clinical trial conducted by an independent investigator evaluating the effects of a PPARγ agonist in patients with cocaine use disorder.

Development Programs and Platforms. Our preclinical programs and platforms include:

•
PDE7 - OMS527. In our phosphodiesterase 7, or PDE7, program, we are developing proprietary compounds to treat addiction and compulsive disorders as well as movement disorders. We have selected nicotine addiction as the initial indication and have completed toxicology studies intended to support the submission of a Clinical Trial Application, or CTA, in the EU and subsequent clinical trials. We currently expect to submit a CTA for OMS527 and begin our Phase 1 clinical trial by mid-2018.

•
MASP-3 - OMS906. In our mannan-binding lectin-associated serine protease-3, or MASP-3 program, we are developing MASP-3 inhibitors for the treatment of disorders related to the alternative pathway of the complement system. In preparation for clinical trials, the manufacturing scale-up process is underway for a MASP-3 inhibitor antibody and we are currently targeting paroxysmal nocturnal hemoglobinuria, or PNH, as the first clinical indication for OMS906. We are currently planning for clinical trials to begin in late 2019 or early 2020. We are also developing small-molecule inhibitors of MASP-3.

•
GPCR Platform and Programs. We have developed a proprietary cellular redistribution assay, or CRA, which we use in a high-throughput manner to identify synthetic ligands, including antagonists, agonists and inverse agonists, that bind to and affect the function of orphan GPCRs. We are conducting in vitro and in vivo preclinical efficacy studies and optimizing compounds for a number of targets including: GPR151, linked to schizophrenia and cognition; GPR161, which is associated with triple negative breast cancer and various sarcomas; GPR174, which appears to be involved in the modulation of the immune system and, in particular, increases cytokine production and inhibits production of regulatory T cells and checkpoint molecules, all of which are known to be important in cancer, in autoimmune disease, such as multiple sclerosis, and in organ transplantation; and OPN4, linked to seasonal affective disorder, mood disorders, sleep disorders and photophobia.

•
Antibody Platform. Our proprietary ex vivo platform for the discovery of novel, high-affinity monoclonal antibodies, which was in-licensed from the University of Washington and then further developed by our scientists, utilizes a chicken B-cell lymphoma cell line. Using our platform and other know-how and techniques, we have generated antibodies to several clinically significant targets, including highly potent antibodies against MASP-3 and MASP-1.

OMS103. OMS103, part of our PharmacoSurgery platform, was developed for use during all arthroscopic procedures, including knee and shoulder arthroscopy, and completed Phase 3 trials in patients undergoing arthroscopic anterior cruciate ligament reconstruction and arthroscopic partial meniscectomy. In June 2015, we entered into an exclusive licensing agreement, or the OMS103 Agreement, with Fagron Compounding Services, LLC, d/b/a Fagron Sterile Services, and JCB Laboratories, LLC, or collectively Fagron, an FDA-registered human drug outsourcing facility, under which Fagron is obligated to produce under Good Manufacturing Practices, or GMP, and to commercialize OMS103 in the U.S. Fagron has not satisfied its performance diligence obligations under the OMS103 Agreement, including initiating sales, and we continue to evaluate our options regarding the OMS103 Agreement and our OMS103 program.

Financial Summary
During the three months ended March 31, 2018 and 2017, our OMIDRIA revenues were $1.6 million and $12.3 million, respectively, and our net losses were $30.1 million and $15.1 million for the same periods. The significant reduction in OMIDRIA revenues between the periods is due to the expiration of separate Medicare reimbursement for OMIDRIA on January 1, 2018, which pursuant to the Appropriations Act will be reinstated on October 1, 2018 for a two-year-period. See “Results of Operations - Revenue” below for additional details. We expect that our net losses will continue until such time as we derive sufficient revenues from sales of OMIDRIA and/or other sources, such as licensing, product sales and other revenues from our product candidates, to cover our expenses.
As of March 31, 2018, we had $72.8 million in cash, cash equivalents and short-term investments available for general corporate use. In addition, we had restricted investments of $5.8 million that we were required to maintain in depository and investment accounts pursuant to (a) our Term Loan Agreement, or the CRG Loan Agreement, with CRG Servicing LLC, or CRG, as administrative and collateral agent, and the lenders identified therein, which requires us to maintain a balance of cash and cash equivalents of $5.0 million, (b) our lease related to the Omeros Building, and (c) our fleet vehicles used by our OMIDRIA sales force. We also had $45.0 million available at our sole discretion under our CRG Loan Agreement, subject to customary closing conditions. In April 2018 we notified CRG that we intend to borrow this amount on May 18, 2018.

Results of Operations
Revenue
On January 1, 2018, we adopted Accounting Standard Update (ASU) 2014-09 (Topic 606) “Revenue from Contracts with Customers” using the modified retrospective transition method. The adoption of ASU 2014-09 did not change the timing or the amounts of our previously recognized revenue. For more information regarding revenue recognition, see Part I, Item 1, Note 1 - “Organization and Significant Accounting Policies.”
Our revenue consists of the following:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Product sales, net	$1,588	$12,257
CMS granted transitional pass-through reimbursement status for OMIDRIA through December 31, 2017. Pass-through status for OMIDRIA allowed for separate reimbursement payment (i.e., outside the packaged procedural payment) to ASCs and hospitals using OMIDRIA in procedures involving patients covered by Medicare Part B. In March 2018, the Appropriations Act was signed into law, which among other things extended pass-through reimbursement status for certain drugs, including OMIDRIA, for a two-year period beginning October 1, 2018. For the period January 1, 2018 through September 30, 2018, OMIDRIA is not subject to pass-through reimbursement payment for procedures involving patients covered by Medicare Part B and its reimbursement is included in the packaged procedural payment.
During the three months ended March 31, 2018, OMIDRIA revenue was $1.6 million as compared to $12.3 million for three months ended March 31, 2017. The decrease in revenue during the quarter ended March 31, 2018 compared to the prior year quarter was due to the significantly reduced usage of OMIDRIA by ASCs and hospitals as transitional pass-through reimbursement status for OMIDRIA ended at midnight on December 31, 2017.
We expect the significantly reduced OMIDRIA demand to continue until the pass-through reimbursement status of OMIDRIA is reinstated for a two-year period beginning on October 1, 2018 as a substantial majority of facilities that were previously using OMIDRIA have suspended use or are using it on a selective basis only. Once pass-through reimbursement payment is reinstated, we anticipate OMIDRIA revenues will increase significantly, but we cannot predict how quickly the ASCs and hospitals will resume or increase their usage of OMIDRIA. We are continuing to pursue administrative means to obtain permanent separate payment or similar reimbursement for OMIDRIA beyond September 30, 2020, but can provide no assurance that these efforts will be successful.

Gross-to-Net Deductions
We record OMIDRIA product sales net of estimated chargebacks, rebates, distribution fees and product returns. These deductions are generally referred to as gross-to-net deductions. Our total gross-to-net provision for the three months ended March 31, 2018 was 28.9% of gross OMIDRIA product sales. This compares to 21.5% for the three months ended March 31, 2017. The primary reason for the higher gross-to-net deductions is an increase in the participation in our OMIDRIAssure Reimbursement Services Program that expands patient access to OMIDRIA and an increase in the percentage of sales under government contracts that are subject to chargebacks. This increase was partially offset by lower product returns and reduction in rebates related to our volume discount program.
A summary of our gross-to-net related accruals for the three months ended March 31, 2018 is as follows:

	Chargebacks and Rebates	Distribution Fees and Product Return Allowances	Total
	(In thousands)
Balance as of December 31, 2017	$5,724	$3,373	$9,097
Provisions	322	323	645
Payments	(5,401)	(2,170)	(7,571)
Balance as of March 31, 2018	$645	$1,526	$2,171
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
We expect that when sales increase substantially following reinstatement of pass-through on October 1, 2018, we expect that our provision for chargebacks and rebates will be comparable to our historical norms.
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

The following table illustrates our expenses associated with these activities:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Direct external expenses:
Clinical research and development:
MASP-2 Program - OMS721	$7,929	$3,850
OMIDRIA - Ophthalmology	609	1,035
Other clinical programs	210	55
Total clinical research and development	8,748	4,940
Preclinical research and development	1,632	670
Total direct external expenses	10,380	5,610

Internal, overhead and other expenses	6,560	5,156
Stock-based compensation expense	1,200	1,474
Total research and development expenses	$18,140	$12,240
The $4.8 million increase in direct external expenses for the three months ended March 31, 2018, compared to the same period in 2017 was due primarily to higher third-party manufacturing scale up costs for our OMS721 program as we continue to increase our production capacity to meet anticipated clinical and commercial requirements and incremental clinical costs associated with initiating our OMS721 IgA nephropathy Phase 3 clinical trial. In addition, higher third-party development expenses were incurred as we continue to advance toward the clinic our preclinical product candidates including OMS527 and small-molecule inhibitors in our MASP-2 program. These increases were partially offset by decreased costs during the three months ended March 31, 2018 in connection with transferring OMIDRIA manufacturing to a new facility.
The changes in internal, overhead and other expenses are primarily due to increased employee related costs.
During 2018, we expect that the majority of our research and development expenses will be related to OMS721 with lesser contributions from our OMS906, OMS527 and GPCR programs. We expect OMS721 costs to continue to increase in the remainder of 2018 given our ongoing Phase 3 clinical programs and our increased manufacturing efforts.
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

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Selling, general and administrative expenses, excluding stock-based compensation expense	$9,168	$10,669
Stock-based compensation expense	1,766	1,802
Total selling, general and administrative expenses	$10,934	$12,471
The decrease in selling, general and administrative expenses during the three months ended March 31, 2018 compared to the same period in 2017 was primarily due to decreased legal costs associated with the conclusion of our patent infringement lawsuit against Par Pharmaceutical, Inc. and its subsidiary, Par Sterile Products, LLC, or collectively Par, which was resolved in October 2017.
We expect that our selling, general and administrative expenses for the remainder of 2018 may increase slightly from the first quarter, primarily due to expanding our OMIDRIA field sales force and pre-commercialization activities associated with OMS721. The actual expense is also dependent on the timing of costs associated with the Lupin and Sandoz lawsuits versus the amount that we spent in 2017 litigating the Par lawsuit.
Interest Expense

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Interest expense	$2,825	$2,663

The increase in interest expense during the three months ended March 31, 2018 compared to the same period in the prior year was primarily due to deferred interest being added to the outstanding balance under our CRG Loan Agreement.

Financial Condition - Liquidity and Capital Resources
We have historically generated net losses and incurred negative cash flows from operations ($30.1 million and $11.3 million, respectively, for the three months ended March 31, 2018). As of March 31, 2018, we had $72.8 million in cash, cash equivalents and short-term investments available for general corporate use that are held principally in money-market accounts as compared to $83.7 million at December 31, 2017. Our accounts receivable balance at March 31, 2018 was $0.2 million compared to $17.1 million at December 31, 2017 due to significantly reduced first quarter 2018 revenues for OMIDRIA because of the temporary loss of pass-through reimbursement effective January 1, 2018, as discussed below. We also had $24.6 million of current liabilities outstanding at March 31, 2018 compared to $26.3 million as of December 31, 2017.
Our notes payable and lease financing obligation increased to $85.6 million as of March 31, 2018, compared to $84.6 million as of December 31, 2017, primarily due to the deferral of $0.8 million of interest payments under our CRG Loan Agreement. In April 2018, we requested the additional $45.0 million that is available under our CRG Loan Agreement and expect to receive the funds May 18, 2018 subject only to the satisfaction of customary closing conditions. For more information regarding the CRG Loan Agreement, see Part I, Item 1, Note 6 - “Notes Payable and Lease Financing Obligations.”
As described earlier in this section under “Results of Operations - Revenue” CMS granted transitional pass-through reimbursement status for OMIDRIA through December 31, 2017. In March 2018, the Appropriations Act was signed into law, which among other things extended pass-through reimbursement status for certain drugs, including OMIDRIA, for a two-year period beginning October 1, 2018.
We expect the significantly reduced OMIDRIA demand to continue until reimbursement status of OMIDRIA is reinstated on October 1, 2018 as a substantial majority of facilities that were previously using OMIDRIA have suspended use or are using it on a selective basis only. This significant reduction in OMIDRIA usage will have a negative impact on our cash flows for the majority of 2018 as sales for OMIDRIA are not expected to increase substantially from the first quarter until pass-through reimbursement is reinstated and we collect the receivables associated with the increase in OMIDRIA sales to our wholesalers. Once reimbursement payment is reinstated, we anticipate OMIDRIA revenues will increase but we cannot predict how quickly the ASCs and hospitals will resume or increase their usage of OMIDRIA.

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
On an interim and annual basis we are required to assess our ability to continue as a going concern for one year after the date the financial statements are issued using rules defined by ASC No. 205-40 - Going Concern, or the Standard. In performing the assessment, we are required to evaluate whether our plans to mitigate the conditions above alleviate the substantial doubt about our ability to meet our obligations as they become due within one year after the date of the financial statements are issued. In performing this assessment, we are limited to the restrictions and definitions in the Standard. As such, we did not consider any future sources of working capital that we may otherwise be able to access. Consequently, based on this assessment performed using the associated limitations required by the Standard, we have concluded that there is substantial doubt about our ability to continue as a going concern through May 10, 2019.

Cash Flow Data

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Selected cash flow data
Cash provided by (used in):
Operating activities	$(11,296)	$(12,702)
Investing activities	8,547	10,664
Financing activities	544	1,096
Operating Activities. Net cash used in operating activities for three months ended March 31, 2018 decreased by $1.4 million as compared to the same period in 2017. The decrease in cash used in operating activities in the current period compared to the prior year largely resulted from a $18.4 million decrease in accounts receivable mostly offset by a $15.0 million increase in our net loss and a $2.6 million decrease in accounts payable, accrued expenses and other. The reduction in accounts receivable is due to the collection of December 31, 2017 outstanding receivables, which were not replaced in the current quarter due to significantly reduced revenue related to the temporary loss of pass-through reimbursement for OMIDRIA. The increase in our net loss is primarily the result of a $10.7 million reduction in revenue and a $4.3 million increase in operating expenses.
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
Net cash provided by investing activities during the three months ended March 31, 2018 was $8.5 million, a decrease of $2.1 million from the same period in 2017. While we experienced a $2.8 million decrease in proceeds from the sale and maturities of investments during the three months ended March 31, 2018 compared to the same period in 2017, we also experienced a $0.8 million decrease in the purchases of short-term investments for the three months ended March 31, 2018 as compared to the same period in 2017.
Financing Activities. Net cash provided by financing activities during the three months ended March 31, 2018 was a $0.5 million, a decrease of $0.6 million compared to the same period in 2017. Net cash provided by financing activities for the three months ended March 31, 2018 included a $0.7 million received from the exercise of stock options as compared to $1.1 million during the same period in 2017.
Loan and Security Agreement
In October 2016, we entered into the CRG Loan Agreement, pursuant to which we pledged substantially all of our assets, including intellectual property, as collateral. As of March 31, 2018, we had $84.7 million outstanding under the CRG Loan Agreement and have requested the additional $45.0 million available under the CRG Loan Agreement. For more information regarding the CRG Loan Agreement, see Part I, Item 1, Note 6 - “Notes Payable and Lease Financing Obligations.”

Contractual Obligations and Commitments
Our future minimum contractual commitments and obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2017 that was filed with the SEC on March 1, 2018. Other than the following, our future minimum contractual obligations and commitments have not changed materially from the amounts previously reported.
Goods & Services
We have certain non-cancelable obligations under various other agreements for the acquisitions of goods and services associated with the manufacturing of our product candidates which contain firm commitments. As of March 31, 2018, our aggregate firm commitments are $15.3 million.
We may also be required, in connection with in-licensing or asset acquisition agreements, to make certain royalty and milestone payments and we cannot, at this time, determine when or if the related milestones will be achieved or whether the events triggering the commencement of payment obligations will occur. Therefore, such payments are not included in the amount above.
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
For a detailed discussion of these critical accounting policies and significant judgments and estimates, refer to “Critical Accounting Policies and Significant Judgments and Estimates” within “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017 that was filed with the SEC on March 1, 2018. There have not been any material changes in our critical accounting policies and significant judgments and estimates as disclosed in our Annual Report Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements
We have not engaged in any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk is primarily confined to our investment securities and notes payable. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in high-credit-quality securities. As of March 31, 2018, we had cash, cash equivalents and short-term investments of $72.8 million. In accordance with our investment policy, we invest funds in highly liquid, investment-grade securities. These securities in our investment portfolio are not leveraged and are classified as available-for-sale. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates and, with our current portfolio of short-term investments, we are not exposed to potential loss due to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2018. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In May 2017, we received Notice Letters from Sandoz and Lupin that each had filed an Abbreviated New Drug Application, or ANDA, containing a Paragraph IV Certification under the Hatch-Waxman Act seeking approval from the FDA to market a generic version of OMIDRIA prior to the expiration of six Orange Book-listed patents covering OMIDRIA. On June 21, 2017, we filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware and a patent infringement lawsuit in the U.S. District Court for the District of New Jersey against Sandoz and on June 22, 2017 we filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware and a patent infringement lawsuit in the U.S. District Court for the District of New Jersey against Lupin. The Delaware lawsuits against Sandoz and Lupin were consolidated for all purposes by court order entered on October 16, 2017, and the New Jersey lawsuits were dismissed by agreement of the parties on October 13, 2017. Sandoz has filed an answer to our Delaware lawsuit asserting defenses of patent invalidity. Lupin has filed an answer to our Delaware lawsuit asserting defenses and counterclaims for declaratory judgment of patent invalidity and non-infringement. The lawsuits were filed under the Hatch-Waxman Act for Sandoz’s and Lupin’s respective infringement of six Omeros patents: U.S. Patent Nos. 8,173,707, 8,586,633, 9,066,856, 9,278,101, 9,399,040 and 9,486,406, which relate to OMIDRIA and are listed in the Orange Book. On January 31, 2018, we filed an amended complaint against Lupin to assert the newly issued U.S. Patent No. 9,855,246, and Lupin answered the amended complaint on February 14, 2018, asserting counterclaims for noninfringement and invalidity. On March 5, 2018, we also filed an amended complaint against Sandoz to assert this seventh patent, and Sandoz answered this amended complaint on March 20, 2018, asserting defenses of patent invalidity. The asserted patents were all granted following review by the U.S. Patent and Trademark Office, are presumed to be valid under governing law, and can only be invalidated in federal court with clear and convincing evidence. Under the Hatch-Waxman Act, we were permitted to file suit within 45 days from receipt of each Notice Letter and thereby trigger a 30-month stay of the FDA’s approval of the respective ANDAs. Each stay is expected to remain in effect until November 2019 while the lawsuits are pending. The assertions raised in Sandoz’s and Lupin’s Paragraph IV Notice Letters and their answers to our lawsuits are substantially similar to those raised previously by Par. We believe the assertions in the Sandoz and Lupin Paragraph IV Notice Letters and their answers to our lawsuits do not have merit, and we intend to vigorously prosecute our infringement claims against each of Sandoz and Lupin.

ITEM 1A. RISK FACTORS
The risks and uncertainties described below may have a material adverse effect on our business, prospects, financial condition or operating results. In addition, we may be adversely affected by risks that we currently deem immaterial or by other risks that are not currently known to us. You should carefully consider these risks before making an investment decision. The trading price of our common stock could decline due to any of these risks and you may lose all or part of your investment. In assessing the risks described below, you should also refer to the other information contained in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2017.
Risks Related to Our Products, Programs and Operations
Our ability to achieve profitability is dependent on the commercial success of OMIDRIA. To the extent OMIDRIA is not successful, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.
OMIDRIA is our only product that has been approved by the FDA for commercial sale in the U.S. For the three months ended March 31, 2018, we recorded net sales of OMIDRIA of $1.6 million. We have not generated revenue from sales of OMIDRIA to date that are sufficient to fund fully our operations and cannot provide assurance that we will generate sufficient revenue from OMIDRIA in the future to fund fully our operations. We will need to generate substantially more product revenue from OMIDRIA to achieve and sustain profitability. Our ability to generate significant revenue from OMIDRIA product sales depends on our ability to achieve increased market acceptance of, and to otherwise market and sell effectively, OMIDRIA, which may not occur for a number of reasons, including:

•
pricing, coverage and reimbursement policies of government and private payers such as Medicare, Medicaid, the VA, group purchasing organizations, insurance companies, health maintenance organizations and other plan administrators;

•	a lack of acceptance by physicians, patients and other members of the healthcare community;

•	the availability, relative price and efficacy of the product as compared to alternative treatment options or branded, compounded or generic competing products;

•	an unknown safety risk;

•	the failure to enter into and maintain acceptable partnering arrangements for marketing and distribution of OMIDRIA outside of the U.S.;

•	changed or increased regulatory restrictions in the U.S., EU and/or other foreign territories; and

•	a lack of adequate financial or other resources.
The scheduled expiration of pass-through reimbursement status for OMIDRIA under Medicare Part B effective January 1, 2018 has adversely affected our revenues, and we cannot predict when or to what extent significant growth in OMIDRIA sales will occur in the future.
Effective January 1, 2018, as scheduled, OMIDRIA no longer has separate payment under Medicare Part B. Consequently, payment currently is included as part of the packaged items and services included in the payment for the procedure. Due to the scheduled pass-through expiration, we saw a significant reduction in ASC and hospital demand for OMIDRIA beginning in December 2017 and a corresponding decrease in sales to our wholesalers that has continued into 2018. Although pass-through reimbursement status for OMIDRIA is scheduled to resume on October 1, 2018 for a two-year period, we cannot predict how quickly ASCs or hospitals will resume or increase their usage of OMIDRIA once this period begins. We expect that OMIDRIA sales prior to that time will continue to be substantially reduced. Some ASCs and/or hospitals that used OMIDRIA prior to pass-through expiration could decide not to resume using OMIDRIA after October 1, 2018, which would inhibit or limit our potential sales growth.
We continue to work through administrative means to obtain permanent separate or similar reimbursement for OMIDRIA. However, this requires action from administrative authorities and, consequently, we cannot guarantee that any such action will be taken or, if taken, when such action will be effective, nor can we predict the actual reimbursement rate. In addition, we cannot guarantee that Medicare Part B separate payment, or an extension of pass-through reimbursement status, will be available after September 30, 2020.
Any of these risks, if realized, would adversely affect our ability to generate revenue and attain profitability and there could be a material adverse effect on our financial condition, results of operations and growth prospects and the trading price of our stock could decline.
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
Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year. We believe that our quarterly and annual results of operations may be affected by a variety of factors, including:

•	the level and timing of commercial sales of OMIDRIA, as well as our product candidates if and when approved or commercialized;

•	the extent of coverage and reimbursement for OMIDRIA;

•	the amount of OMIDRIA chargebacks, rebates and product returns;

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
Our operations have consumed substantial amounts of cash since our incorporation and, as of March 31, 2018, we had an accumulated deficit of approximately $553.4 million. We expect to continue to spend substantial amounts to:

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
Accounting Standards Update, or ASU, 2014-15, requires management to assess our ability to continue as a going concern for one year after the date the financial statements are issued. As further discussed in Part I, Item 1, Note 1 “Organization and Significant Accounting Policies-Going Concern” to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q, substantial doubt is deemed to exist about the company’s ability to continue as a going concern through May 10, 2019. Our financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern will require us to generate positive cash flow from operations, obtain additional financing, enter into strategic alliances and/or sell assets. The reaction of investors to the inclusion of a going concern statement in this Quarterly Report on Form 10-Q, our current lack of cash resources and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital, enter into strategic alliances and/or make our scheduled debt payments on a timely basis or at all. If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.
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
There is uncertainty with respect to the impact that health care reform legislation may have on coverage and reimbursement for healthcare items and services covered by plans that are authorized by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA. President Trump and various members of Congress have expressed a desire to repeal all or portions of the ACA and in December 2017 portions of the ACA dealing with the individual mandate insurance requirement were effectively repealed by the Tax Cuts and Jobs Act of 2017, or the 2017 Tax Act. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. President Trump and the Secretary of Health and Human Services have also made statements about controlling drug prices. We cannot predict the ultimate content, timing or effect of any healthcare reform legislation or executive order or the impact that the resulting changes may have on us.
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
On December 22, 2017, 2017 Tax Act was signed into law. The 2017 Tax Act, among other things, includes changes to U.S. federal tax rates, imposes additional limitations on the deductibility of interest, changes to the Orphan Drug Credit, allows for the expensing of capital expenditures, puts into effect the migration from a “worldwide” system of taxation to a territorial system and modifies or repeals many business deductions and credits. The estimated impact of the 2017 Tax Act is based on our management’s current knowledge and assumptions and recognized impacts could be materially different from current estimates based on further analysis of the new law. For the year ended December 31, 2017, we revalued our net deferred tax assets and liabilities at the newly enacted U.S. corporate rate, and the estimated impact was recognized in our financial statements for the year ended December 31, 2017. We are still analyzing certain aspects of the 2017 Tax Act, which could potentially affect the measurement of our deferred tax assets and liabilities or potentially give rise to new deferred tax assets and liabilities
Failure to obtain and maintain regulatory approval in foreign jurisdictions would prevent us from marketing our products internationally.
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
We rely and intend to continue to rely on third-party manufacturers to produce commercial quantities of OMIDRIA and clinical drug supplies of our product candidates that are needed for clinical trials. We cannot provide any assurance that we will be able to enter into or maintain these types of arrangements on commercially reasonable terms, or at all. If we or the manufacturer were to terminate one of these arrangements early, or the manufacturer was unable to supply product quantities sufficient to meet our requirements, we would be required to transfer the manufacturing to an approved alternative facility and/or establish additional manufacturing and supply arrangements. We may also need to establish additional or replacement manufacturers, potentially with little or no notice, in the event that one of our manufacturers fails to comply with FDA and/or other pharmaceutical manufacturing regulatory requirements. Even if we are able to establish additional or replacement manufacturers, identifying these sources and entering into definitive supply agreements and obtaining regulatory approvals may require a substantial amount of time and cost and may create a shortage of the product. It can take several years to qualify and validate a new contract manufacturer, and we cannot guarantee that we would be able to complete in a successful and timely manner the appropriate validation processes or obtain the necessary regulatory approvals for one or more additional or replacement manufacturers. Such alternate supply arrangements may not be available on commercially reasonable terms, or at all. Additionally, if we are unable to engage multiple suppliers to manufacture our products, we may have inadequate supply to meet the demand of our product.
In addition, OMS721 is a biologic drug product and any other product candidate from certain of our programs, including but not limited to MASP-2 and MASP-3, could be a biologic drug product, and we do not have the internal capability to produce biologics for use in clinical trials or on a commercial scale. There are only a limited number of manufacturers of biologic drug products and we cannot be certain that we can enter into supply agreements with a sufficient number of them on commercially reasonable terms, if at all. The regulatory requirements for commercial supply are more stringent than for clinical supply and we cannot guarantee that a contract manufacturer producing drug product for clinical trials will be able to complete in a successful and timely manner the appropriate validation processes or obtain the necessary regulatory approvals for commercial supply.
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
If we choose to go to court or take other enforcement action to stop someone else from using our inventions, that individual or company has the right to ask the court to rule that our underlying patents are invalid or should not be enforced against that third-party. These lawsuits are expensive and consume time and other resources even if we are successful in stopping the infringement of our patents. In addition, a lawsuit could result in a finding that some or all of the claims of one or more of our relevant patents are invalid, unenforceable and/or not infringed, and could also result in a generic version of OMIDRIA being launched. There is also the risk that, even if the validity of these patents is upheld, the court will refuse to stop the other party on the ground that such other party’s activities do not infringe our patents. An adverse outcome in any such legal action could have a material negative effect on our financial condition, results of operations and/or stock price. See “Legal Proceedings” under Part II, Item 1 of this Quarterly Report on Form 10-Q for further discussion of our patent infringement lawsuits against Sandoz and against Lupin.
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
The patent positions of pharmaceutical, biotechnology and other life sciences companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. Changes in either the patent laws or in interpretations of patent laws in the U.S. and other countries may diminish the value of our intellectual property. Further, the determination that a patent application or patent claim meets all of the requirements for patentability is a subjective determination based on the application of law and jurisprudence. The ultimate determination by the U.S. Patent and Trademark Office or by a court or other trier of fact in the U.S., or corresponding foreign national patent offices or courts, on whether a claim meets all requirements of patentability cannot be assured. Although we have conducted searches for third-party publications, patents and other information that may affect the patentability of claims in our various patent applications and patents, we cannot be certain that all relevant information has been identified. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or patent applications, in our licensed patents or patent applications or in third-party patents.
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
We have borrowed $80.0 million, and expect to borrow an additional $45.0 million by May 18, 2018, under the CRG Loan Agreement and pledged substantially all of our assets, including intellectual property, as collateral. The CRG Loan Agreement restricts our ability to, among other things, incur indebtedness, grant liens, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, pay cash dividends or make distributions, repurchase stock, license certain of our intellectual property on an exclusive basis and engage in significant business transactions such as a change of control. Any of these restrictions could significantly limit our operating and financial flexibility and ability to respond to changes in our business or competitive activities.
After 2018, the CRG Loan Agreement requires us to achieve either (a) certain minimum net revenue amounts through the end of 2021, which is $75.0 million for the 2019 calendar year, or (b) a minimum market capitalization threshold equal to the product of 3.0 multiplied by the aggregate principal amount of loans outstanding under the CRG Loan Agreement determined as of the fifth business day following announcement of earnings results for the applicable year (i.e., $375.0 million assuming funding of the requested $45.0 million borrowing amount). In the event we do not achieve either of the minimum revenue amount or the minimum market capitalization threshold for a year, we can satisfy the requirement by raising additional funds through an equity or subordinated debt issuance and using the proceeds to pay down the loan balance by an amount equal to the difference between the minimum revenue amount for such year and the actual revenue amount for such year. We cannot guarantee that we will satisfy the 2019 annual revenue covenant in the CRG Loan Agreement or the alternative market capitalization covenant that will be calculated in February or March 2020.
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

In June 2015 we entered into the OMS103 Agreement, pursuant to which we granted Fagron an exclusive, royalty-free license to the OMS103 intellectual property, manufacturing information and clinical data to manufacture and commercialize OMS103 in the U.S. in exchange for potential future payments based on product revenue and achievement of commercial milestones. As a result of entering into the OMS103 Agreement, we discontinued our OMS103 clinical development program and are dependent on Fagron to commercialize OMS103 in the U.S. We cannot control whether Fagron will fulfill its obligations under the OMS103 Agreement or whether the commercialization of OMS103 will be successful. Fagron has not satisfied its diligence milestones in the OMS103 Agreement, including initiating sales of OMS103, and we believe that it is unlikely they will do so. We continue to evaluate our options with respect to the OMS103 Agreement and the OMS103 program. If we elect to pursue arbitration with Fagron, and/or the OMS103 Agreement is terminated, we can provide no assurances that we will be able to enter into another licensing agreement or have sufficient resources to restart clinical development and conduct any clinical trials if desired. Any of the above risks, if realized, could adversely affect our results of operations.
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
During the 12-month period ended March 31, 2018, our stock traded as high as $27.09 per share and as low as $8.36 per share. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to numerous factors, many of which are beyond our control. In addition, the stock market has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of publicly traded companies. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. These fluctuations may be even more pronounced in the trading market for our stock. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
If we issue additional shares of our common stock or other securities that may be convertible into, or exercisable or exchangeable for, our common stock, our existing shareholders would experience further dilution.
To the extent that we raise additional funds in the future by issuing equity securities, our shareholders would experience dilution, which may be significant and could cause the market price of our common stock to decline significantly. In addition, approximately 9,741,054 shares of common stock as of March 31, 2018 subject to outstanding options and warrants (plus an additional 200,000 shares issuable pursuant to the CRG Warrants, defined below in Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”) may become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements. Further, as of March 31, 2018 we also had approximately 3.5 million shares of common stock reserved for future issuance under our employee benefit plans that are not subject to outstanding options. If the holders of these outstanding options or warrants elect to exercise some or all of them, or if the shares subject to our employee benefit plans are issued and become eligible for sale in the public market, our shareholders would experience dilution and the market price of our common stock could decline.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Unregistered Sales of Equity Securities. On April 12, 2018, we issued warrants to purchase an aggregate of 200,000 shares of common stock, or the CRG Warrants, to the CRG Loan Agreement lenders. The CRG Warrants are exercisable for five years at an exercise price per share of $23.00 (subject to adjustment as specified therein). The CRG Warrants are subject to a one-year restriction on the sale or transfer of the CRG Warrants and, if exercised, the underlying common stock, if any amount of debt remains outstanding under the CRG Loan Agreement. The CRG Warrants were issued under the exemption from registration provided by Section 4(a)(2) of the Securities Act. No underwriters were involved in the issuance of the CRG Warrants and no commissions were paid in connection with such issuances.

ITEM 6. EXHIBITS

Exhibit Number	Description
4.1(1)	Form of Warrant to Purchase Stock of Omeros Corporation
10.1(2)	Third Amendment to Term Loan Agreement among Omeros Corporation, nura, inc., CRG Servicing LLC, as administrative agent and collateral agent, and certain lenders thereto, dated April 10, 2018
12.1	Ratio of Earnings to Fixed Charges
31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on April 13, 2018 (File No. 001-34475).

(2)	Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on April 13, 2018 (File No. 001-34475).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEROS CORPORATION

Dated: May 10, 2018	/s/ Gregory A. Demopulos
Gregory A. Demopulos, M.D.
President, Chief Executive Officer and Chairman of the Board of Directors

Dated: May 10, 2018	/s/ Michael A. Jacobsen
Michael A. Jacobsen
Vice President, Finance, Chief Accounting Officer and Treasurer