Form 10-Q
period 2018-06-30
OMEROS CORP
filed 2018-08-09
CIK 1285819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
 ________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 6, 2018, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 48,559,816.

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

•
our expectations related to obtaining permanent separate or similar reimbursement for OMIDRIA from the Centers for Medicare and Medicaid Services, or CMS, and/or from Congress, particularly after September 30, 2020;

•
our ability to design, initiate and/or successfully complete clinical trials and other studies for our products and product candidates and our plans and expectations regarding our clinical trials, including our clinical trials for OMS721, for OMS906 and for OMS527;

•
in our OMS721 program, our expectations regarding: whether enrollment in any or all ongoing and planned Phase 3 clinical trials will proceed as expected; whether accelerated approval, fast track designation, breakthrough therapy designation and/or orphan drug designation may be granted by the U.S. Food and Drug Administration, or FDA, or Priority Medicines status, conditional marketing authorization or orphan designation may be granted by the European Medicines Agency, or EMA, for indications for which we are pursuing such approval or designation; whether and when a Biologics License Application, or BLA, for accelerated approval of OMS721 may be filed with the FDA and whether the FDA will grant accelerated or full approval for OMS721; paths to accelerated and full approval of OMS721 in hematopoietic stem cell transplant-associated thrombotic microangiopathy, or HSCT-TMA; and potential approval with respect to our Phase 3 clinical trial for patients with Immunoglobulin A, or IgA, nephropathy;

•
our anticipation that we will rely on contract manufacturers to manufacture OMIDRIA for commercial sale and to manufacture our product candidates for clinical trial supply and, if approved, for commercial sale;

•
our ability to enter into acceptable arrangements with potential corporate partners or contract service providers, including with respect to OMIDRIA, and our ability and plans to effect any such arrangements with respect to OMIDRIA in the European Union, or EU, or in other foreign countries;

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

Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks, uncertainties and other factors described in this Quarterly Report on Form 10-Q under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our other filings with the Securities and Exchange Commission, or SEC. Given these risks, uncertainties and other factors, actual results or anticipated developments may not be realized or, even if substantially realized, may not have the expected consequences to or effects on our company, business or operations. Accordingly, you should not place undue reliance on these forward-looking statements, which represent our estimates and assumptions only as of the date of the filing of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual results in subsequent periods may materially differ from current expectations. Except as required by applicable law, we assume no obligation to update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

OMEROS CORPORATION
FORM 10-Q FOR THE QUARTER ENDED June 30, 2018

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
OMEROS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$2,883	$3,394
Short-term investments	85,521	80,355
Receivables, net	1,529	17,144
Inventory	235	443
Prepaid expense	6,336	7,036
Total current assets	96,504	108,372
Property and equipment, net	2,436	2,121
Restricted investments	5,779	5,835
Advanced payments, non-current	1,630	—
Total assets	$106,349	$116,328
Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$11,850	$6,691
Accrued expenses	11,984	19,126
Current portion of lease financing obligations	608	490
Total current liabilities	24,442	26,307
Notes payable and lease financing obligations, net	129,750	84,117
Deferred rent	8,454	8,718
Commitments and contingencies (Note 7)	—	—
Shareholders’ deficit:
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized; none issued and outstanding at June 30, 2018 and December 31, 2017, respectively	—	—
Common stock, par value $0.01 per share, 150,000,000 shares authorized; 48,498,055 and 48,211,226 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	485	482
Additional paid-in capital	530,336	520,072
Accumulated deficit	(587,118)	(523,368)
Total shareholders’ deficit	(56,297)	(2,814)
Total liabilities and shareholders’ deficit	$106,349	$116,328
See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Product sales, net	$1,655	$17,151	$3,244	$29,408

Costs and expenses:
Cost of product sales	116	157	319	429
Research and development	19,412	13,137	37,551	25,377
Selling, general and administrative	12,744	15,796	23,678	28,267
Total costs and expenses	32,272	29,090	61,548	54,073
Loss from operations	(30,617)	(11,939)	(58,304)	(24,665)
Interest expense	(3,676)	(2,723)	(6,502)	(5,386)
Other income	597	303	1,056	603
Net loss	$(33,696)	$(14,359)	$(63,750)	$(29,448)
Comprehensive loss	$(33,696)	$(14,359)	$(63,750)	$(29,448)
Basic and diluted net loss per share	$(0.70)	$(0.33)	$(1.32)	$(0.67)
Weighted-average shares used to compute basic and diluted net loss per share	48,384,460	44,037,471	48,333,610	43,933,022
See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net loss	$(63,750)	$(29,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,966	6,408
Non-cash interest expense	2,503	2,012
Depreciation and amortization	429	234
Changes in operating assets and liabilities:
Receivables	15,615	(7,038)
Inventory	208	223
Prepaid expenses and other assets	(930)	(1,680)
Accounts payable, accrued expenses and other	(2,247)	8,428
Net cash used in operating activities	(42,206)	(20,861)
Investing activities:
Purchases of property and equipment	(386)	(316)
Purchases of investments	(45,166)	(1,102)
Proceeds from the sale and maturities of investments	40,000	17,928
Net cash (used in) provided by investing activities	(5,552)	16,510
Financing activities:
Proceeds from borrowings under notes payable	44,550	—
Proceeds upon exercise of stock options	2,877	5,637
Release of restricted investments	56	—
Payments on lease financing obligations	(236)	(124)
Net cash provided by financing activities	47,247	5,513
Net (decrease) increase in cash and cash equivalents	(511)	1,162
Cash and cash equivalents at beginning of period	3,394	2,224
Cash and cash equivalents at end of period	$2,883	$3,386

Supplemental cash flow information
Cash paid for interest	$3,999	$3,372
Conversion of accrued interest to notes payable	$1,909	$1,628
Property acquired under capital lease	$358	$163
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
Basis of Presentation
Our condensed consolidated financial statements include the financial position and results of operations of Omeros Corporation (Omeros) and our wholly owned subsidiaries. All inter-company transactions have been eliminated and we have determined we operate in one segment. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 includes all adjustments, which include normal recurring adjustments, necessary to present fairly our interim financial information. The Condensed Consolidated Balance Sheet at December 31, 2017 has been derived from our audited financial statements but does not include all of the information and footnotes required by GAAP for audited annual financial information.
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

In performing the first step of the assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. As of June 30, 2018, we had $88.4 million in cash, cash equivalents and short-term investments, $1.5 million of accounts receivable and $24.4 million in current liabilities. We have a history of net losses ($63.8 million for the six months ended June 30, 2018) and use of cash for operations ($42.2 million for the six months ended June 30, 2018). In addition, on January 1, 2018, transitional pass-through reimbursement for our only commercial product, OMIDRIA, which allowed for separate payment (i.e., outside the packaged procedural payment) under Medicare Part B expired and is not scheduled to be reinstated until October 1, 2018.
In performing the second step of this assessment, we are required to evaluate whether our plans to mitigate the conditions above alleviate the substantial doubt about our ability to meet our obligations as they become due within one year after the date the financial statements are issued. In performing this second step of the assessment, we are limited to those assumptions listed above and the restrictions and definitions in the Standard. Consequently, based on this assessment performed using the associated limitations required by the Standard, we have concluded there is substantial doubt about our ability to continue as a going concern through August 9, 2019.
If we are unable to raise additional equity, debt or partnering capital when needed, or upon acceptable terms, such failure would have a significant negative impact on our financial condition. Should it be necessary to manage our operating expenses, we would reduce our projected cash requirements through reduction of our expenses by delaying clinical trials, reducing selected research and development efforts, or implementing other restructuring activities.
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
Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09 (Topic 606) “Revenue from Contracts with Customers,” which requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. We adopted Topic 606 on January 1, 2018 using the modified retrospective transition method.
Once we determine that an arrangement is within the scope of Topic 606 and we believe it is probable that we will collect the consideration we are entitled to in exchange for OMIDRIA product sales, we perform the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation.
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

The Centers for Medicare and Medicaid Services (CMS) initially granted transitional pass-through reimbursement status for OMIDRIA through December 31, 2017. Pass-through status for OMIDRIA allowed for reimbursement payment to Ambulatory Surgery Centers (ASCs) and hospitals using OMIDRIA in procedures involving patients covered by Medicare Part B. In March 2018, the Consolidated Appropriations Act, 2018 (the Appropriations Act) was signed into law, which among other things extended pass-through reimbursement status for certain drugs, including OMIDRIA, for a two-year period beginning October 1, 2018. For the period January 1, 2018 through September 30, 2018, OMIDRIA is not subject to separate reimbursement for procedures involving patients covered by Medicare Part B.
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
In May 2016, the FASB issued ASU 2017-09 related to stock-based compensation, which provides guidance on the accounting for changes to the terms and conditions of stock-based payment arrangement, or modifications. We adopted the guidance January 1, 2018 and the adoption did not have a material impact on our stock-based compensation expense.
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02 related to lease accounting. The new standard requires lessees to recognize a right-of-use asset and a lease liability for most leases. This standard must be applied using a modified retrospective transition method and is effective for all annual and interim periods beginning after December 15, 2018. Earlier adoption is permitted. We expect to adopt the standard on January 1, 2019 and are still in the process of evaluating the effect of adoption on our consolidated financial statements and are currently assessing our leases.

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
The basic and diluted net loss per share amounts for the six months ended June 30, 2018 and 2017 were computed based on the shares of common stock outstanding during the respective periods. Potentially dilutive securities excluded from the diluted loss per share calculation are as follows:

	June 30,
	2018	2017
Outstanding options to purchase common stock	10,542,066	10,334,730
Outstanding warrants to purchase common stock	300,602	100,602
Total	10,842,668	10,435,332

Note 3—Accounts Receivable, Net
Accounts receivable, net consist of the following:

	June 30, 2018	December 31, 2017
	(In thousands)
Trade receivables, net	$1,500	$17,079
Sublease and other receivables	29	65
Total accounts receivables net	$1,529	$17,144

Note 4—Fair-Value Measurements

As of June 30, 2018 and December 31, 2017, all investments were classified as short-term and available-for-sale on the accompanying Condensed Consolidated Balance Sheets. Investment income, which was included as a component of other income, consists of interest earned.
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
Our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	June 30, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money-market funds classified as non-current restricted cash and investments	$5,779	$—	$—	$5,779
Money-market funds classified as short-term investments	85,521	—	—	85,521
Total	$91,300	$—	$—	$91,300

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money-market funds classified as non-current restricted cash and investments	$5,835	$—	$—	$5,835
Money-market funds classified as short-term investments	80,355	—	—	80,355
Total	$86,190	$—	$—	$86,190
Cash held in demand deposit accounts of $2.9 million and $3.4 million is excluded from our fair-value hierarchy disclosure as of June 30, 2018 and December 31, 2017, respectively. There were no unrealized gains or losses associated with our short-term investments as of June 30, 2018 or December 31, 2017. The carrying amounts reported in the accompanying Condensed Consolidated Balance Sheets for receivables, accounts payable, other current monetary assets and liabilities and notes payable and lease financing obligations approximate fair value.

Note 5—Accrued Liabilities
Accrued liabilities consist of the following:

	June 30, 2018	December 31, 2017
	(In thousands)
Contract research and development	$4,949	$4,251
Employee compensation	2,331	2,178
Consulting and professional fees	2,185	1,758
Sales rebates, fees and discounts	909	6,561
Clinical trials	546	1,026
ASC/hospital product return liability	—	2,350
Other accruals	1,064	1,002
Total accrued liabilities	$11,984	$19,126

Note 6—Notes Payable and Lease Financing Obligations
Notes payable and lease financing obligations consist of the following:

	June 30, 2018	December 31, 2017
	(In thousands)
Notes payable	$130,740	$83,831
Lender facility fee payable upon maturity	6,537	4,192
Lease financing obligations	1,421	1,300
Notes payable, facility fee and lease financing obligations	138,698	89,323
Unamortized debt discount	(6,827)	(3,527)
Unamortized debt issuance costs	(1,513)	(1,189)
Current portion of lease financing obligations	(608)	(490)
Non-current portion of notes payable and lease financing obligations, net	$129,750	$84,117
In October 2016, we entered into the CRG Loan Agreement which permits interest-only payments through December 31, 2020. Subject to the achievement of certain milestones, this interest-only period potentially could be extended through the maturity date of September 30, 2022. In November 2016, we borrowed $80.0 million under the CRG Loan Agreement and, in May 2018, we borrowed the remaining $45.0 million available to us under the CRG Loan Agreement.
The CRG Loan Agreement accrues interest at an annual rate of 12.25% (4.00% of which can be deferred at our option through December 31, 2020 by adding such amount to the aggregate principal amount). As of June 30, 2018, as allowed under the CRG Loan Agreement, we have deferred $5.7 million ($1.9 million for the six months ended June 30, 2018) of accrued interest by increasing the principal amount outstanding. The CRG Loan Agreement requires us to maintain cash and cash equivalents of $5.0 million during the term of the agreement which is recorded as restricted investments in our Condensed Consolidated Balance Sheet.
We are also required to pay a facility fee equal to 5.00% of the aggregate principal amount borrowed (including principal additions related to deferred interest) on repayment of the CRG Loan Agreement. The facility fee is being accreted to notes payable using the effective interest method over the term of the CRG Loan Agreement.
We may prepay all or a portion of the outstanding principal under the CRG Loan Agreement at any time upon prior notice subject to a prepayment fee through September 30, 2019, and with no prepayment fee being owed thereafter. In certain circumstances, including a change of control and certain asset sales or licensing transactions, we are required to prepay all or a portion of the loan, including the applicable prepayment premium on the outstanding principal to be prepaid.
After 2018, the CRG Loan Agreement requires us to achieve either (a) certain minimum net revenue amounts through the end of 2021, which is $75.0 million for the 2019 calendar year, or (b) a minimum market capitalization threshold equal to the product of 3.0 multiplied by the aggregate principal amount of loans outstanding under the CRG Loan Agreement determined as of the fifth business day following announcement of earnings results for the applicable year (i.e., $375.0 million). In the event we do not achieve either the minimum revenue amount or the minimum market capitalization threshold for a year, we can satisfy the requirement by raising additional funds through an equity or subordinated debt issuance and using the proceeds to pay down the loan balance by an amount equal to the difference between the minimum revenue amount for such year and the actual revenue amount for such year.
The CRG Loan Agreement includes customary events of default (see Note 7 of the “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2017). If there is an event of default the lenders may have the right to accelerate all our repayment obligations under the CRG Loan Agreement and to take control of our pledged assets, which consists of substantially all of our assets including our intellectual property. Under certain circumstances, a default interest rate of an additional 4.00% per annum will apply to all outstanding obligations during the existence of an event of default. There was no event of default under the CRG Loan Agreement as of June 30, 2018.

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
Contracts
We have various agreements with third parties that collectively require payment of termination fees totaling $14.2 million as of June 30, 2018 if we cancel work within specific time frames, either prior to commencing or during performance of the contracted services. This is in addition to fees associated with the CRG Loan Agreement (see Note 6).
Litigation
In May 2017, we received Notice Letters from Sandoz Inc. (Sandoz) and Lupin Ltd. and Lupin Pharmaceuticals, Inc. (collectively, Lupin), respectively, that Sandoz and Lupin had each filed an Abbreviated New Drug Application (ANDA) seeking approval from the Food and Drug Administration (FDA) to market a generic version of OMIDRIA prior to the expiration our patents covering OMIDRIA. In June 2017, we filed patent infringement lawsuits against Sandoz and Lupin. In May 2018, we entered into a settlement agreement and consent judgment with Lupin resolving our patent litigation against Lupin and, in July 2018, our patent infringement lawsuit against Sandoz was dismissed by stipulation of the parties based on Sandoz’s revision of its Patent and Exclusivity Certification to a Paragraph III certification with respect to the patents-in-suit. As a result of an earlier settlement in October 2017 involving substantially similar assertions with Par Pharmaceutical, Inc. and its subsidiary, Par Sterile Products, LLC (collectively, Par), the Lupin settlement agreement and consent judgment and the Sandoz dismissal, all of our litigation with ANDA filers has been concluded. Based on the Par and Lupin settlement agreements and Sandoz’s conversion to a Paragraph III certification, the earliest ANDA entry date for any of the three generic manufacturers is April 2032 unless otherwise subsequently authorized pursuant to the settlement agreements.

Note 8—Shareholders’ Equity
Common Stock
For the six months ended June 30, 2018, we received proceeds of $2.9 million upon the exercise of stock options which resulted in the issuance of 286,829 shares of common stock. For the six months ended June 30, 2017, we received proceeds of $5.6 million upon the exercise of stock options and warrants which resulted in the issuance of 628,470 shares of common stock.
Warrants
In connection with the April 2018 amendment to the CRG Loan Agreement, we issued warrants to purchase up to 200,000 shares of our common stock with an exercise price of $23.00 per share and total fair value of $1.4 million. The warrants have a five-year term.

Note 9—Stock-Based Compensation
Stock-based compensation expense includes the amortization of stock options granted to employees and non-employees and has been reported in our Condensed Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Research and development	$1,185	$1,263	$2,385	$2,737
Selling, general and administrative	1,815	1,869	3,581	3,671
Total	$3,000	$3,132	$5,966	$6,408

The fair value of each option grant to employees and directors is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were applied to employee and director stock option grants as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Estimated weighted-average fair value	$9.78	$12.25	$9.77	$8.18
Weighted-average assumptions
Expected volatility	77%	74%	77%	74%
Expected term, in years	6.0	6.0	6.0	6.0
Risk-free interest rate	2.67%	1.95%	2.66%	2.01%
Expected dividend yield	—%	—%	—%	—%

Stock option activity for all stock plans and related information is as follows:

	Options Outstanding	Weighted- Average Exercise Price per Share	Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Balance at December 31, 2017	9,657,259	$10.39
Granted	1,574,807	14.28
Exercised	(286,829)	10.03
Forfeited	(403,171)	13.58
Balance at June 30, 2018	10,542,066	$10.86	6.69	$78,273
Vested and expected to vest at June 30, 2018	10,192,265	$10.78	6.61	$76,460
Exercisable at June 30, 2018	7,303,380	$9.89	5.65	$61,035
At June 30, 2018, there were 3,238,686 unvested options outstanding that will vest over a weighted-average period of 2.84 years and 2,342,402 shares were available to grant. Excluding non-employee stock options, the total estimated compensation expense to be recognized on our unvested options is $17.2 million.

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
Our drug product OMIDRIA® is marketed in the U.S. for use during cataract surgery or intraocular lens, or IOL, replacement. In our pipeline we have clinical-stage development programs focused on: complement-associated thrombotic microangiopathies; complement-mediated glomerulonephropathies; cognitive impairment; and addictive and compulsive disorders. In addition, we have a diverse group of preclinical programs and two platforms: one capable of unlocking new G protein-coupled receptor, or GPCR, drug targets and the other used to generate antibodies. For OMIDRIA and each of our product candidates and our programs, we have retained control of all commercial rights.
Commercial Products, Product Candidates, Development Programs and Platforms
OMIDRIA. OMIDRIA is approved in the U.S. by the FDA for use during cataract surgery or IOL replacement to maintain pupil size by preventing intraoperative miosis (pupil constriction) and to reduce postoperative ocular pain. In the U.S., OMIDRIA is sold primarily through wholesalers which, in turn, sell to ASCs and hospitals. CMS, the federal agency responsible for administering the Medicare program, granted transitional pass-through reimbursement status for OMIDRIA in 2014, effective from January 1, 2015 through December 31, 2017. As a result, payment for OMIDRIA is currently included as part of the packaged payment for the associated procedure for Medicare Part B patients. The Appropriations Act was signed into law in March 2018, which includes a provision that extends pass-through reimbursement status for a small number of drugs, including OMIDRIA, used during procedures performed on Medicare Part B fee-for-service patients for an additional two years, effective October 1, 2018 through September 30, 2020. As a result of this extension, each of these drugs, including OMIDRIA, will receive separate payment for the two-year period beginning October 1, 2018. We also continue to work through administrative means to obtain permanent separate reimbursement for OMIDRIA as well as expanding more broadly its reimbursement by Medicare Advantage and other third-party payers. OMIDRIA revenues in 2018 have been significantly reduced due to the expiration of pass-through reimbursement status and we do not expect sales of OMIDRIA to increase substantially from first quarter levels until pass-through reimbursement is reinstated in the fourth quarter of this year. For more information regarding OMIDRIA reimbursement, see “Results of Operations” and “Financial Condition - Liquidity and Capital Resources” below.
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
In May 2017, we received a Notice Letter from Sandoz, Inc., or Sandoz, and a Notice Letter from Lupin Ltd. and Lupin Pharmaceuticals, Inc., which we refer to collectively as Lupin, stating that each of Sandoz and Lupin had filed with the FDA an ANDA containing a Paragraph IV Certification under the Hatch-Waxman Act seeking approval to market a generic version of OMIDRIA prior to the expiration of six Orange Book Patents. Omeros filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware against each of Sandoz and Lupin in June 2017, which lawsuits were consolidated for all purposes by court order in October 2017. In May 2018, we entered into a settlement agreement and consent judgment with Lupin resolving favorably our patent litigation against Lupin. In addition, in July 2018 we announced that our patent infringement lawsuit against Sandoz had been dismissed by stipulation of the parties based on Sandoz’s conversion to Paragraph III certifications with respect to the patents covering OMIDRIA. As a result of an earlier settlement in October 2017 involving substantially similar assertions with Par Pharmaceutical, Inc. and its subsidiary, Par Sterile Products, LLC, or collectively Par, the Lupin settlement agreement and consent judgment and the Sandoz dismissal, all of our litigation with ANDA filers has been concluded. Based on the Par and Lupin settlement agreements and Sandoz’s conversion to a Paragraph III certification, the earliest ANDA entry date for any of the three generic manufacturers is April 2032 unless otherwise subsequently authorized pursuant to the settlement agreements. For more information regarding these matters, see Part II, Item 1, “Legal Proceedings.”

Outside of the U.S., we have received approval from the European Commission, or EC, to market OMIDRIA in the European Economic Area, or EEA, for use during cataract surgery and other IOL replacement procedures to maintain mydriasis (pupil dilation), to prevent miosis (pupil constriction), and to reduce postoperative eye pain. In July 2018, we reported that OMIDRIA had been placed on the market in the EU on a limited basis, which maintained the ongoing validity of the European marketing authorization for OMIDRIA. Decisions about price and reimbursement for OMIDRIA are made on a country-by-country basis and may be required before marketing may occur in a particular country. Timing of any such partnerships or independent launch depends on numerous factors, including completion of mutual diligence exercises and domestic sales of OMIDRIA or entry into suitable agreements with contract service vendors, respectively. In addition, we have an exclusive supply and distribution agreement for the sale of OMIDRIA in certain countries in the Middle East, including the Kingdom of Saudi Arabia and the United Arab Emirates, under which sales began on a limited basis in the Kingdom of Saudi Arabia in 2016. We do not expect to see further sales of OMIDRIA in any countries within the EEA and other international territories if we are unable to either enter into partnerships for the marketing and distribution of OMIDRIA or complete an independent broad launch in such countries.
Product Candidates. We have the following clinical-stage programs in our pipeline:

•
MASP-2 - OMS721. OMS721 is our lead human monoclonal antibody targeting mannan-binding lectin-associated serine protease-2, or MASP-2, the effector enzyme of the lectin pathway of the complement system. The current development focus for OMS721 is diseases in which the lectin pathway has been shown to contribute to significant tissue injury and pathology. These diseases are typically characterized by significant end organ injuries, such as kidney or central nervous system injury, when not treated. Phase 3 clinical programs are underway for OMS721 in HSCT-TMA, in IgA nephropathy, and in atypical hemolytic uremic syndrome, or aHUS. In addition, we have two ongoing OMS721 Phase 2 clinical trials, one in patients with TMAs and the other in renal diseases currently focused on patients with IgA nephropathy. We are also developing small-molecule inhibitors of MASP-2 for oral administration that we are targeting for clinical trials in 2020.

The FDA has granted breakthrough therapy designation to OMS721 for the treatment of HSCT-TMA in patients who have persistent TMA despite modification of immunosuppressive therapy, or high-risk HSCT-TMA. We have had additional meetings recently with the FDA and with a European national regulatory authority focused on accelerated, conditional and full approval pathways for OMS721 for the treatment of HSCT-TMA. We intend to begin historical data collection later this year designed to support an accelerated approval in the U.S. and a conditional or full approval in Europe. Additional meetings with European regulators are requested and scheduled later this year. Close interactions with the FDA and European regulatory agencies are ongoing and we continue preparations for U.S. Biologics License Application, or BLA, and European Marketing Authorization Application, or MAA, submissions. We believe that we have clear paths to both accelerated and full approval of OMS721 in high-risk HSCT-TMA.
In April 2018, we reported new results in patients with HSCT-TMA from the ongoing Phase 2 study. The analysis of 100-day mortality, an important endpoint previously used as an approval endpoint in another condition related to HSCT, showed that OMS721-treated patients had improved survival relative to the historical control (53% vs 10%; p = 0.0002).
For IgA nephropathy, patient enrollment is open in our OMS721 Phase 3 clinical trial, which is referred to as ARTEMIS-IGAN, in patients at least 18 years of age with biopsy-confirmed IgA nephropathy and with 24-hour urine protein excretion greater than one gram per day at baseline on optimized renin‑angiotensin system, or RAS, blockade. The primary endpoint for this trial is reduction in proteinuria. This trial includes a subset of patients with baseline proteinuria levels of two or more grams per day and has been designed to include pathways for both accelerated and full approvals depending on the size and duration of the effect on proteinuria.
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
OMS721 has received multiple designations from the FDA and from the EMA across the three current indications. These include:

•
HSCT-TMA: In the U.S., OMS721 has received from the FDA (1) breakthrough therapy designation in patients who have persistent TMA despite modification of immunosuppressive therapy and (2) orphan drug designation for the prevention (inhibition) of complement-mediated TMAs, which includes HSCT-TMA. In Europe, the EMA’s Committee for Orphan Medicinal Products has issued a positive opinion for orphan designation for OMS721 for treatment in hematopoietic stem cell transplantation.

•
IgA nephropathy: In the U.S., OMS721 has received from the FDA (1) breakthrough therapy designation for the treatment of IgA nephropathy and (2) orphan drug designation in IgA nephropathy. In Europe, OMS721 has received from the EMA orphan drug designation in the treatment of primary IgA nephropathy.

•
aHUS: In the U.S., OMS721 has received from the FDA (1) fast-track designation for the treatment of patients with aHUS and (2) orphan drug designation for the prevention (inhibition) of complement-mediated TMAs, which includes aHUS.

•
PDE10 - OMS824. In our OMS824 program, we continue to advance our phosphodiesterase 10, or PDE10, inhibitors for treatment of neurological disorders. The FDA has approved our conducting clinical trials with our lead candidate subject to dosing limitations. Given the dosing limitations, we are currently focused on assessing the relative advantages of a number of our back-up compounds.

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

•
PDE7 - OMS527. In our phosphodiesterase 7, or PDE7, program, we are developing proprietary compounds to treat addiction and compulsive disorders as well as movement disorders. A Phase 1 single-ascending- and multiple-ascending-dose clinical trial is underway and designed to assess safety and pharmacokinetics in healthy subjects. We have completed dosing in the first two cohorts of subjects. OMS527 has been well tolerated to date, and pharmacokinetic data collected to date indicate that the drug should be able to be dosed once daily. Completion of the Phase 1 trial is expected in the first half of 2019. Following Phase 1 completion, if successful, we plan to conduct our initial OMS527 Phase 2 clinical trial in patients with nicotine addiction.

Development Programs and Platforms. Our preclinical programs and platforms include:

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

Financial Summary
During the three months ended June 30, 2018 and 2017, our OMIDRIA revenues were $1.7 million and $17.2 million, respectively, and our net losses were $33.7 million and $14.4 million for the same periods. The significant reduction in OMIDRIA revenues between the periods is due to the expiration of separate Medicare reimbursement for OMIDRIA on January 1, 2018, which pursuant to the Appropriations Act will be reinstated on October 1, 2018 for a two-year-period. See “Results of Operations - Revenue” below for additional details. We expect that our net losses will continue until such time as we derive sufficient revenues from sales of OMIDRIA and/or other sources, such as licensing, product sales and other revenues from our product candidates, to cover our expenses.

As of June 30, 2018, we had $88.4 million in cash, cash equivalents and short-term investments available for general corporate use. In addition, we had restricted investments of $5.8 million that we were required to maintain in depository and investment accounts primarily pursuant to our Term Loan Agreement, or the CRG Loan Agreement, with CRG Servicing LLC, or CRG, as administrative and collateral agent, and the lenders identified therein, which requires us to maintain a balance of cash and cash equivalents of $5.0 million, and our lease related to the Omeros Building.

Results of Operations
Revenue
On January 1, 2018, we adopted Accounting Standards Update (ASU) 2014-09 (Topic 606) “Revenue from Contracts with Customers” using the modified retrospective transition method. The adoption of ASU 2014-09 did not change the timing or the amounts of our previously recognized revenue. For more information regarding revenue recognition, see Part I, Item 1, Note 1 - “Organization and Significant Accounting Policies.”
Our revenue consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Product sales, net	$1,655	$17,151	$3,244	$29,408
CMS granted transitional pass-through reimbursement status for OMIDRIA through December 31, 2017. Pass-through status for OMIDRIA allowed for separate reimbursement payment (i.e., outside the packaged procedural payment) to ASCs and hospitals using OMIDRIA in procedures involving patients covered by Medicare Part B. In March 2018, the Appropriations Act was signed into law, which among other things extended pass-through reimbursement status for certain drugs, including OMIDRIA, for a two-year period beginning October 1, 2018. For the period January 1, 2018 through September 30, 2018, OMIDRIA is not subject to pass-through reimbursement payment for procedures involving patients covered by Medicare Part B and, therefore, is not subject to separate reimbursement for procedures involving these patients.
During the three and six months ended June 30, 2018, OMIDRIA revenue was $1.7 million and $3.2 million as compared to $17.2 million and $29.4 million for the three and six months ended June 30, 2017. The decrease in revenue during the three and six months ended June 30, 2018 compared to the same periods in prior year was due to the significantly reduced usage of OMIDRIA by ASCs and hospitals following the expiration of transitional pass-through reimbursement status for OMIDRIA on January 1, 2018.
We expect product sales, net to increase in the third quarter of 2018 from the first and second quarter because we expect to be able to recognize revenue related to re-establishing wholesaler inventories in anticipation of the October 1, 2018 reinstatement of OMIDRIA pass-through reimbursement. We expect product sales, net to increase significantly in the fourth quarter as compared to the first three quarters of 2018 as ASCs and hospitals recommence their use of OMIDRIA. We cannot predict how quickly or the extent to which ASCs and hospitals will resume or increase their usage of OMIDRIA. In addition, we are continuing to pursue administrative means to obtain permanent separate payment or similar reimbursement for OMIDRIA beyond September 30, 2020, but can provide no assurance that these efforts will be successful.
Gross-to-Net Deductions
We record OMIDRIA product sales net of estimated chargebacks, rebates, distribution fees and product returns. These deductions are generally referred to as gross-to-net deductions. Our total gross-to-net provision for the three and six months ended June 30, 2018 was 20.4% and 24.8%, respectively of gross OMIDRIA product sales. This compares to 25.4% and 23.8% for the corresponding periods in 2017. The primary reason for the lower gross-to-net deductions in 2018 is the reduction in rebates related to our volume discount program with ASCs.
A summary of our gross-to-net related accruals for the six months ended June 30, 2018 is as follows:

	Chargebacks and Rebates	Distribution Fees and Product Return Allowances	Total
	(In thousands)
Balance as of December 31, 2017	$5,724	$3,373	$9,097
Provisions	782	288	1,070
Payments	(6,290)	(2,827)	(9,117)
Balance as of June 30, 2018	$216	$834	$1,050
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
We expect that when sales increase following reinstatement of pass-through on October 1, 2018, our provision for chargebacks and rebates as a percentage of gross sales will be comparable to our historical norms prior to December 31, 2017.
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
We expect that when sales increase following reinstatement of pass-through on October 1, 2018, our provision for distribution fees and product return allowances as a percentage of gross sales will be comparable to our historical norms prior to December 31, 2017.
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

The following table illustrates our expenses associated with these activities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Direct external expenses:
Clinical research and development:
MASP-2 Program - OMS721	$8,315	$3,605	$16,243	$7,455
OMIDRIA - Ophthalmology	675	1,377	1,284	2,412
Other clinical programs	450	34	662	89
Total clinical research and development	9,440	5,016	18,189	9,956
Preclinical research and development	2,807	903	4,438	1,573
Total direct external expenses	12,247	5,919	22,627	11,529

Internal, overhead and other expenses	5,980	5,955	12,539	11,111
Stock-based compensation expense	1,185	1,263	2,385	2,737
Total research and development expenses	$19,412	$13,137	$37,551	$25,377
The $6.3 million and $11.1 million increase in direct external expenses for the three and six months ended June 30, 2018, compared to the same periods in 2017 was due primarily to higher third-party manufacturing scale-up costs for our OMS721 program as we continue to increase our production capacity to meet anticipated clinical and commercial requirements and incremental clinical costs associated with initiating our OMS721 IgA nephropathy Phase 3 clinical trial. In addition, higher third-party development expenses were incurred as we continue to advance toward the clinic our preclinical product candidates including OMS527 and small-molecule inhibitors in our MASP-2 program. These increases were partially offset by decreased costs due to completing the transfer of OMIDRIA manufacturing to a new facility in December 2017.
The changes in internal, overhead and other expenses are primarily due to increased employee related costs.
For the remainder of 2018, we expect the majority of our research and development expenses will be related to OMS721 with lesser contributions from our OMS527, OMS906, and GPCR programs. We expect our overall research and development costs to continue to increase for the remainder of 2018 given our ongoing Phase 3 clinical programs, the initiation of the Phase 1 OMS527 trial in July 2018, and our increased manufacturing efforts.
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

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Selling, general and administrative expenses, excluding stock-based compensation expense	$10,929	$13,927	$20,097	$24,596
Stock-based compensation expense	1,815	1,869	3,581	3,671
Total selling, general and administrative expenses	$12,744	$15,796	$23,678	$28,267
The decrease in selling, general and administrative expenses during the three and six months ended June 30, 2018 compared to the same periods in 2017 was primarily due to decreased legal costs associated with the conclusion of our patent infringement lawsuit against Par, which was resolved in October 2017.
We expect that our selling, general and administrative expenses for the remainder of 2018 will increase from current levels due to the expansion of OMIDRIA field sales force and increased marketing activities associated with the October 1, 2018 reinstatement of OMIDRIA pass-through status. In addition, pre-commercialization activities associated with OMS721 will add to our overall costs when compared to the first two quarters of this year.
Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Interest expense	$3,676	$2,723	$6,502	$5,386

The increase in interest expense during the three and six months ended June 30, 2018 compared to the same periods in the prior year was primarily due to the May 2018 borrowing of the remaining $45.0 million available to us under the CRG Loan Agreement and deferred interest being added to the outstanding balance under our CRG Loan Agreement.

Financial Condition - Liquidity and Capital Resources
We have historically generated net losses and incurred negative cash flows from operations ($33.7 million and $42.2 million, respectively, for the six months ended June 30, 2018). As of June 30, 2018, we had $88.4 million in cash, cash equivalents and short-term investments available for general corporate use that are held principally in money-market accounts as compared to $83.7 million at December 31, 2017. Our accounts receivable balance at June 30, 2018 was $1.5 million compared to $17.1 million at December 31, 2017 due to significantly reduced 2018 revenues for OMIDRIA because of the temporary loss of pass-through reimbursement effective January 1, 2018, as discussed below. We also had $24.4 million of current liabilities outstanding at June 30, 2018 compared to $26.3 million as of December 31, 2017.
Our notes payable and lease financing obligation increased to $130.4 million as of June 30, 2018, compared to $84.6 million as of December 31, 2017, primarily due to the borrowing of the remaining $45.0 million available to us under our CRG Loan Agreement and the deferral of $1.9 million of interest payments also under our CRG Loan Agreement. For more information regarding the CRG Loan Agreement, see Part I, Item 1, Note 6 - “Notes Payable and Lease Financing Obligations.”
As described earlier in this section under “Results of Operations - Revenue” CMS granted transitional pass-through reimbursement status for OMIDRIA through December 31, 2017. In March 2018, the Appropriations Act was signed into law, which among other things extended pass-through reimbursement status for certain drugs, including OMIDRIA, for a two-year period beginning October 1, 2018.
We expect the significantly reduced OMIDRIA demand to continue until reimbursement status of OMIDRIA is reinstated on October 1, 2018 as a substantial majority of facilities that were previously using OMIDRIA have suspended use or are using it on a selective basis only. This significant reduction in OMIDRIA usage will have a negative impact on our cash flows for the majority of 2018 as sales for OMIDRIA are not expected to increase substantially from the first quarter until pass-through reimbursement is reinstated and we collect the receivables associated with the increase in OMIDRIA sales to our wholesalers. Once reimbursement payment is reinstated, we anticipate OMIDRIA revenues will increase but we cannot predict how quickly or the extent to which ASCs and hospitals will resume or increase their usage of OMIDRIA.

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
On an interim and annual basis we are required to assess our ability to continue as a going concern for one year after the date the financial statements are issued using rules defined by ASC No. 205-40 - Going Concern, or the Standard. In performing the assessment, we are required to evaluate whether our plans to mitigate the conditions above alleviate the substantial doubt about our ability to meet our obligations as they become due within one year after the date the financial statements are issued. In performing this assessment, we are limited to the restrictions and definitions in the Standard. As such, we did not consider any future sources of working capital that we may otherwise be able to access. Consequently, based on the assessment we performed using the associated limitations required by the Standard, we have concluded that there is substantial doubt about our ability to continue as a going concern through August 9, 2019.
Cash Flow Data

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Selected cash flow data
Cash provided by (used in):
Operating activities	$(42,206)	$(20,861)
Investing activities	(5,552)	16,510
Financing activities	47,247	5,513
Operating Activities. Net cash used in operating activities for the six months ended June 30, 2018 increased by $21.3 million as compared to the same period in 2017. The increase in cash used in operating activities in the current period compared to the prior year largely resulted from an increase in our net loss of $34.3 million and a $10.7 million decrease in funds provided by accounts payable, accrued expenses and other. This increase in cash used in operating activities was partially offset by a $22.7 million increase in funds provided due to the collection of accounts receivable that existed as of December 31, 2017. The accounts receivable were not replaced in the current year due to significantly reduced revenue related to the temporary loss of pass-through reimbursement for OMIDRIA.
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
Net cash used in investing activities during the six months ended June 30, 2018 was $5.6 million, a change of $22.1 million from the $16.5 million in net cash provided from investing activities for the same period in 2017. The primary differences between the periods is that in the six months ended June 30, 2018, we used the $44.6 million we received under the CRG Loan Agreement in May 2018 to purchase investments. In addition, investments sold increased by $22.1 million during the six months ended June 30, 2018 compared to the same period in 2017 in order to provide cash to fund our operations due to the increase in our net loss.
Financing Activities. Net cash provided by financing activities during the six months ended June 30, 2018 was $47.2 million, an increase of $41.7 million compared to the same period in 2017. The increase in net cash provided by financing activities for the six months ended June 30, 2018 included the $44.6 million incremental borrowing in May 2018 under our CRG loan agreement.
Loan and Security Agreement
In October 2016, we entered into the CRG Loan Agreement, pursuant to which we pledged substantially all of our assets, including intellectual property, as collateral. In May 2018, we borrowed the remaining $45.0 million available under the CRG Loan Agreement, and as of June 30, 2018, $130.7 million was outstanding. For more information regarding the CRG Loan Agreement, see Part I, Item 1, Note 6 - “Notes Payable and Lease Financing Obligations.”

Contractual Obligations and Commitments
Our future minimum contractual commitments and obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2017 that was filed with the SEC on March 1, 2018. Other than the following, our future minimum contractual obligations and commitments have not changed materially from the amounts previously reported.
Goods & Services
We have certain non-cancelable obligations under various other agreements for the acquisitions of goods and services associated with the manufacturing of our product candidates that contain firm commitments. As of June 30, 2018, our aggregate firm commitments are $14.2 million.
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
For a detailed discussion of these critical accounting policies and significant judgments and estimates, refer to “Critical Accounting Policies and Significant Judgments and Estimates” within “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017 that was filed with the SEC on March 1, 2018. There have not been any material changes in our critical accounting policies and significant judgments and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements
We have not engaged in any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk is primarily confined to our investment securities and notes payable. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in high-credit-quality securities. As of June 30, 2018, we had cash, cash equivalents and short-term investments of $88.4 million. In accordance with our investment policy, we invest funds in highly liquid, investment-grade securities. These securities in our investment portfolio are not leveraged and are classified as available-for-sale. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates and, with our current portfolio of short-term investments, we are not exposed to potential loss due to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2018. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In May 2017, we received Notice Letters from Sandoz and Lupin that each had filed an ANDA containing a Paragraph IV Certification under the Hatch-Waxman Act seeking approval from the FDA to market a generic version of OMIDRIA prior to the expiration of six Orange Book-listed patents covering OMIDRIA. On June 21, 2017, we filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware against Sandoz and on June 22, 2017 we filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware against Lupin. The Delaware lawsuits against Sandoz and Lupin were consolidated for all purposes by court order entered on October 16, 2017. The lawsuits were filed under the Hatch-Waxman Act for Sandoz’s and Lupin’s respective infringement of six Omeros patents: U.S. Patent Nos. 8,173,707, 8,586,633, 9,066,856, 9,278,101, 9,399,040 and 9,486,406, which relate to OMIDRIA and are listed in the Orange Book. A seventh patent related to OMIDRIA, U.S. Patent 9,855,246, was issued to Omeros on January 2, 2018, was then listed in the Orange Book for OMIDRIA on January 9, 2018, and both lawsuits were subsequently amended to assert this additional patent.
On May 22, 2018, we entered into a settlement agreement and consent judgment with Lupin resolving our patent litigation against Lupin. Pursuant to the Lupin settlement agreement, Lupin acknowledged and confirmed the validity of each of the Orange Book-listed patents for OMIDRIA. Under the terms of the Lupin settlement agreement, the parties executed a consent judgment that was filed with the U.S. District Court for the District of Delaware on May 23, 2018. We previously entered into a settlement agreement with Par, under which Par is precluded from launching a generic version of OMIDRIA until April 1, 2032 unless subsequently authorized pursuant to terms in that settlement agreement. In accordance with the Lupin settlement agreement and consent judgment with Lupin, Lupin is prohibited by the judgment from launching a generic version of OMIDRIA until the earlier of (1) April 1, 2032 if Par has forfeited its six month first-ANDA filer exclusivity, (2) October 1, 2032 if Par has not forfeited its six month first-ANDA filer exclusivity, or (3) a date on which we or a third party, through licensing of, any future final legal judgment regarding, or the delisting, abandonment or expiration of our U.S. OMIDRIA patents, is able to launch a generic version of OMIDRIA. Under the Lupin settlement agreement, Lupin has been granted a non-exclusive, non-sublicensable license to make, sell and distribute a generic version of OMIDRIA between the permitted launch date and the latest expiration of our U.S. patents related to OMIDRIA (i.e., at least October 23, 2033) and a non-exclusive, non-sublicensable waiver of our pediatric exclusivity for OMIDRIA until at least April 23, 2034. During these license and exclusivity waiver periods, unless Par has not forfeited its six month first-ANDA filer exclusivity and until we or a third party launches a generic version of OMIDRIA, Lupin is required to pay us a royalty equal to 15% of Lupin’s net sales of its generic version of OMIDRIA until our U.S. patents related to OMIDRIA expire, and thereafter an exclusivity waiver fee of 15% of Lupin’s net sales of its generic version of OMIDRIA until our pediatric exclusivity for OMIDRIA expires.
On July 24, 2018, following Sandoz’s amendment of its ANDA to revise its Patent and Exclusivity Certification from a Paragraph IV certification to a Paragraph III certification, we and Sandoz filed in the U.S. District Court for the District of Delaware a stipulation to dismiss without prejudice our lawsuit against Sandoz. Sandoz’s amendment of its ANDA to include a Paragraph III certification means that the FDA cannot approve the ANDA until after the July 2033 expiry of the Orange Book-listed patents. In the stipulated dismissal, which was entered by the court on July 25, 2018, Sandoz stipulated and agreed that it was no longer seeking approval of its ANDA until after the expiration of the patents that have been listed in the Orange Book for OMIDRIA.
As a result of the Par settlement agreement, the Lupin settlement agreement and consent judgment and the Sandoz dismissal, all of our litigation with ANDA filers has been concluded. Based on these outcomes, the earliest ANDA entry date for any of the three generic manufacturers is April 2032 unless otherwise subsequently authorized pursuant to the settlement agreements.

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
OMIDRIA is our only product that has been approved by the FDA for commercial sale in the U.S. For the three months ended June 30, 2018, we recorded net sales of OMIDRIA of $1.7 million. We have not generated revenue from sales of OMIDRIA to date that is sufficient to fund fully our operations and cannot provide assurance that we will generate sufficient revenue from OMIDRIA in the future to fund fully our operations. We will need to generate substantially more product revenue from OMIDRIA to achieve and sustain profitability. Our ability to generate significant revenue from OMIDRIA product sales depends on our ability to achieve increased market acceptance of, and to otherwise market and sell effectively, OMIDRIA, which may not occur for a number of reasons, including:

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
Effective January 1, 2018, as scheduled, OMIDRIA no longer has separate payment under Medicare Part B. Consequently, ASCs and hospitals receive from CMS the same procedural payment whether or not OMIDRIA is used for the procedure. Due to the scheduled transitional pass-through expiration, we saw a significant reduction in ASC and hospital demand for OMIDRIA beginning in December 2017 and a corresponding decrease in sales to our wholesalers that has continued into 2018. Although pass-through reimbursement status for OMIDRIA is scheduled to resume on October 1, 2018 for a two-year period, we cannot predict how quickly ASCs or hospitals will resume or increase their usage of OMIDRIA once this period begins. OMIDRIA sales to date in 2018 have been substantially reduced, which we expect will continue prior to the October 1, 2018 effective date. Some ASCs and/or hospitals that used OMIDRIA prior to the transitional pass-through expiration could decide not to resume using OMIDRIA after October 1, 2018, which would inhibit or limit our potential sales growth.
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
Our revenues and profitability will depend heavily on the pricing, availability and duration of adequate coverage or reimbursement for the use of products that we or our third-party business partners commercialize, including OMIDRIA, from government, private and other third-party payers, both in the U.S. and in other countries. Any product that we bring to market may not be considered cost-effective and/or the amount reimbursed for any product may be insufficient to allow us to sell the product profitably. Obtaining coverage and reimbursement for any product from each government or third-party payer can be a time-consuming and costly process that may require expansion of staff and/or increased use of third parties and could require us to provide additional supporting scientific, clinical and cost-effectiveness data for the use of our approved products to each payer. We can provide no assurances at this time regarding the cost-effectiveness of OMIDRIA or any of our product candidates. Further, we can provide no assurance that the amounts, if any, reimbursed to surgical facilities for utilization of any of our surgery-related products, including OMIDRIA or any of our product candidates, or to surgeons for the administration and delivery of these products or product candidates will be considered adequate to justify the use of these products or product candidates. In addition, obtaining acceptable coverage and reimbursement from one payer does not guarantee that we will obtain similar acceptable coverage or reimbursement from another payer.
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
Our operations have consumed substantial amounts of cash since our incorporation and, as of June 30, 2018, we had an accumulated deficit of approximately $587.1 million. We expect to continue to spend substantial amounts to:

•	initiate and conduct clinical trials for our programs and product candidates;

•	continue OMIDRIA sales and marketing;

•	continue research and development in our programs;

•	make principal, interest and fee payments under the CRG Loan Agreement; and

•	commercialize and launch product candidates for which we may receive regulatory approval.
We expect to continue to incur additional losses until such time as we generate significant revenue from the sale of OMIDRIA, other commercial products and/or partnering. We are unable to predict the extent of any future losses and cannot provide assurance that we will generate sufficient revenue from OMIDRIA or other commercial products in the future to fund fully our operations. To date we have not generated revenue from sales of OMIDRIA that is sufficient to fund fully our operations. If we are unable to generate sufficient revenue from the sale of OMIDRIA, other commercialized products and/or partnering arrangements, we may never become and remain profitable and will be required to raise additional capital to continue to fund our operations. We cannot be certain that additional capital will be available to us on acceptable terms, if at all, when required. Adverse developments to our financial condition or business, as well as disruptions in the global equity and credit markets, may limit our ability to access capital. If we do not raise additional capital when needed through one or more funding avenues, such as corporate partnering or debt or equity financings, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or one or more of our preclinical programs or other research and development initiatives. In addition, we may be required to seek collaborators for one or more of our current or future products at an earlier stage than otherwise would be desirable or on terms that are less favorable than otherwise might be available or to relinquish or license on unfavorable terms our rights to technologies or products that we otherwise would seek to develop or commercialize ourselves. We also may have insufficient funds or otherwise be unable to advance our preclinical programs, such as potential new drug targets developed from our GPCR program, to a point where they can generate revenue through partnerships, collaborations or other arrangements. Any of these actions could limit the amount of revenue we are able to generate and harm our business and prospects.
Management, as well as our independent registered public accounting firm, have concluded that a substantial doubt is deemed to exist concerning our ability to continue as a going concern.
Accounting Standards Update, or ASU, 2014-15, requires management to assess our ability to continue as a going concern for one year after the date the financial statements are issued. As further discussed in Part I, Item 1, Note 1 “Organization and Significant Accounting Policies-Going Concern” to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q, substantial doubt is deemed to exist about the company’s ability to continue as a going concern through August 9, 2019. Our financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern will require us to generate positive cash flow from operations, obtain additional financing, enter into strategic alliances and/or sell assets. The reaction of investors to the inclusion of a going concern statement in this Quarterly Report on Form 10-Q, our current lack of cash resources and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital, enter into strategic alliances and/or make our scheduled debt payments on a timely basis or at all. If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.
We are subject to extensive government regulation and the failure to comply with these regulations may have a material adverse effect on our operations and business.
Both before and after approval of any product, we and our suppliers, contract manufacturers and clinical investigators are subject to extensive regulation by governmental authorities in the U.S. and other countries, covering, among other things, testing, manufacturing, quality control, clinical trials, post-marketing studies, risk management plans, labeling, advertising, promotion, distribution, import and export, governmental pricing, price reporting and rebate requirements. Failure to comply with applicable requirements could result in one or more of the following actions: warning letters; unanticipated expenditures; delays in approval or refusal to approve a product candidate; product recall or seizure; interruption of manufacturing or clinical trials; operating or marketing restrictions; injunctions; criminal prosecution and civil or criminal penalties including fines and other monetary penalties; adverse publicity; and disruptions to our business. Further, government investigations into potential violations of these laws would require us to expend considerable resources and face adverse publicity and the potential disruption of our business even if we are ultimately found not to have committed a violation.
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
We are also required to comply with extensive governmental regulatory requirements after a product has received marketing authorization. Governing regulatory authorities may require post-marketing studies that may negatively impact the commercial viability of a product. Once on the market, a product may become associated with previously undetected adverse effects and/or may develop manufacturing difficulties. We are required to comply with other post-marketing requirements including Good Manufacturing Practices, advertising and promotion restrictions, pharmacovigilance requirements including risk management activities, reporting and recordkeeping obligations and other requirements. As a result of any of these requirements or other problems, a product’s regulatory approval could be withdrawn, which could harm our business and operating results. In addition, we must establish and maintain an effective healthcare compliance program in order to comply with U.S. and other laws applicable to marketed drug products and, in particular, laws (such as the Anti-Kickback Statute, the False Claims Act and the Sunshine Act) applicable when drug products are purchased or reimbursed by a federal healthcare program. U.S. laws such as the Foreign Corrupt Practices Act prohibit the offering or payment of bribes or inducements to foreign public officials, including potentially physicians or other medical professionals who are employees of public health care entities. In addition, many countries have their own laws similar to the healthcare compliance laws that exist in the U.S. Implementing and maintaining an effective compliance program requires the expenditure of significant time and resources. If we are found to be in violation of any of these laws, we may be subject to significant penalties, including but not limited to civil or criminal penalties, damages and fines as well as exclusion from government healthcare programs.

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
We expect that the ACA, if it remains in effect, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and, in addition, downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate sufficient revenue, attain and/or maintain profitability or commercialize our product candidates. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on OMIDRIA or the marketing approvals of our product candidates, if any, may be.
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
We have limited resources and must focus on the product candidates and clinical and preclinical development programs that we believe are the most promising. As a result, we may forgo or delay the pursuit of opportunities with other product candidates or other indications that later prove to have greater commercial potential and may not be able to progress development programs as rapidly as otherwise possible. Further, if we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product through collaboration, license or other royalty arrangements in cases in which it would have been advantageous for us to retain sole development and commercialization rights.
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
We have borrowed $125.0 million under the CRG Loan Agreement and pledged substantially all of our assets, including intellectual property, as collateral. The CRG Loan Agreement restricts our ability to, among other things, incur indebtedness, grant liens, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, pay cash dividends or make distributions, repurchase stock, license certain of our intellectual property on an exclusive basis and engage in significant business transactions such as a change of control. Any of these restrictions could significantly limit our operating and financial flexibility and ability to respond to changes in our business or competitive activities.
After 2018, the CRG Loan Agreement requires us to achieve either (a) certain minimum net revenue amounts through the end of 2021, which is $75.0 million for the 2019 calendar year, or (b) a minimum market capitalization threshold equal to the product of 3.0 multiplied by the aggregate principal amount of loans outstanding under the CRG Loan Agreement determined as of the fifth business day following announcement of earnings results for the applicable year (i.e., $375.0 million). In the event we do not achieve either of the minimum revenue amount or the minimum market capitalization threshold for a year, we can satisfy the requirement by raising additional funds through an equity or subordinated debt issuance and using the proceeds to pay down the loan balance by an amount equal to the difference between the minimum revenue amount for such year and the actual revenue amount for such year. We cannot guarantee that we will satisfy the 2019 annual revenue covenant in the CRG Loan Agreement or the alternative market capitalization covenant that will be calculated in February or March 2020.
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
We utilize information technology systems and networks to process, transmit and store electronic information in connection with our business activities. As use of digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. These threats pose a risk to the security of our systems and networks, the confidentiality and the availability and integrity of our data. There can be no assurance that we will be successful in preventing cyber-attacks or successfully mitigating their effects. Similarly, there can be no assurance that our collaborators, CROs, third-party logistics providers, distributors and other contractors and consultants will be successful in protecting our clinical and other data that is stored on their systems. Any cyber-attack or destruction or loss of data could have a material adverse effect on our business and prospects. In addition, we may suffer reputational harm or face litigation or adverse regulatory action as a result of cyber-attacks or other data security breaches and may incur significant additional expense to implement further data protection measures.
Risks Related to Our Common Stock
Our stock price has been and may continue to be volatile, and the value of an investment in our common stock may decline.
During the 12-month period ended June 30, 2018, our stock traded as high as $25.20 per share and as low as $8.36 per share. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to numerous factors, many of which are beyond our control. In addition, the stock market has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of publicly traded companies. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. These fluctuations may be even more pronounced in the trading market for our stock. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
If we issue additional shares of our common stock or other securities that may be convertible into, or exercisable or exchangeable for, our common stock, our existing shareholders would experience further dilution.
To the extent that we raise additional funds in the future by issuing equity securities, our shareholders would experience dilution, which may be significant and could cause the market price of our common stock to decline significantly. In addition, approximately 10,842,668 shares of common stock as of June 30, 2018 subject to outstanding options and warrants may become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements. Further, as of June 30, 2018 we also had approximately 2.3 million shares of common stock reserved for future issuance under our employee benefit plans that are not subject to outstanding options. If the holders of these outstanding options or warrants elect to exercise some or all of them, or if the shares subject to our employee benefit plans are issued and become eligible for sale in the public market, our shareholders would experience dilution and the market price of our common stock could decline.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Unregistered Sales of Equity Securities. On April 12, 2018, we issued warrants to purchase an aggregate of 200,000 shares of common stock, or the CRG Warrants, to the CRG Loan Agreement lenders. For more information regarding the CRG Warrants, refer to Item 1.01 of our Current Report on Form 8-K that was filed with the SEC on April 13, 2018.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1(1)	Settlement Agreement, dated as of May 22, 2018, by and among Omeros Corporation and Lupin Ltd. and Lupin Pharmaceuticals, Inc.
12.1	Ratio of Earnings to Fixed Charges
31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on May 24, 2018 (File No. 001-34475).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEROS CORPORATION

Dated: August 9, 2018	/s/ Gregory A. Demopulos
Gregory A. Demopulos, M.D.
President, Chief Executive Officer and Chairman of the Board of Directors

Dated: August 9, 2018	/s/ Michael A. Jacobsen
Michael A. Jacobsen
Vice President, Finance, Chief Accounting Officer and Treasurer