Form 10-Q
period 2018-09-30
OMEROS CORP
filed 2018-11-08
CIK 1285819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
 ________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 6, 2018, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 49,009,310.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, which are subject to the “safe harbor” created by those sections for such statements. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical fact are “forward-looking statements.” Terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “likely,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” and similar expressions and variations thereof are intended to identify forward-looking statements, but these terms are not the exclusive means of identifying such statements. Examples of these statements include, but are not limited to, statements regarding:

•
our expectations relating to demand for OMIDRIA® (phenylephrine and ketorolac intraocular solution) 1%/0.3% from wholesalers, ambulatory surgery centers, or ASCs, and hospitals, and our expectations regarding OMIDRIA product sales;

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

•
our expectations related to obtaining permanent separate or similar reimbursement for OMIDRIA from the Centers for Medicare & Medicaid Services, or CMS, and/or from Congress, particularly after September 30, 2020;

•
our ability to design, initiate and/or successfully complete clinical trials and other studies for our products and product candidates and our plans and expectations regarding our clinical trials, including our clinical trials for OMS721, for OMS906 and for OMS527;

•
in our OMS721 program, our expectations regarding: whether enrollment in any or all ongoing and planned Phase 3 clinical trials will proceed as expected; whether accelerated approval, fast track designation, breakthrough therapy designation and/or orphan drug designation may be granted by the U.S. Food and Drug Administration, or FDA, or conditional marketing authorization, orphan medicinal product designation may be granted by the European Commission, or EC, or the European Medicines Agency, or EMA, as applicable, for indications for which we are pursuing such approval or designation; and whether we can capitalize on the financial and regulatory incentives provided by the foregoing;

•
in our OMS721 program, whether and when a Biologics License Application, or BLA, for accelerated approval of OMS721 may be filed with the FDA and whether the FDA will grant accelerated or full approval for OMS721; paths to accelerated and full approval of OMS721 in hematopoietic stem cell transplant-associated thrombotic microangiopathy, or HSCT-TMA, and atypical hemolytic uremic syndrome, or aHUS ; and potential approval with respect to our Phase 3 clinical program for patients with Immunoglobulin A, or IgA, nephropathy;

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

•	the factors on which we base our estimates for accounting purposes and our expectations regarding the effect of changes in accounting guidance or standards on our operating results;

•	our expected financial position, performance, revenues, growth, costs and expenses, magnitude of net losses and the availability of resources; and

•
the expected course and costs of potential claims, legal proceedings and administrative actions, and the merits, potential outcomes and effects of potential claims, legal proceedings and administrative actions, as well as regulatory determinations, on our business, prospects, financial condition and results of operations.

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

OMEROS CORPORATION
FORM 10-Q FOR THE QUARTER ENDED September 30, 2018

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
OMEROS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$2,787	$3,394
Short-term investments	52,369	80,355
Receivables, net	2,297	17,144
Inventory	214	443
Prepaid expense	8,334	7,036
Total current assets	66,001	108,372
Property and equipment, net	2,520	2,121
Restricted investments	5,779	5,835
Advanced payments, non-current	1,310	—
Total assets	$75,610	$116,328
Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$8,847	$6,691
Accrued expenses	15,180	19,126
Current portion of lease financing obligations	560	490
Total current liabilities	24,587	26,307
Notes payable and lease financing obligations, net	131,695	84,117
Deferred rent	8,325	8,718
Commitments and contingencies (Note 7)	—	—
Shareholders’ deficit:
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized; none issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Common stock, par value $0.01 per share, 150,000,000 shares authorized; 49,009,310 and 48,211,226 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	490	482
Additional paid-in capital	537,104	520,072
Accumulated deficit	(626,591)	(523,368)
Total shareholders’ deficit	(88,997)	(2,814)
Total liabilities and shareholders’ deficit	$75,610	$116,328
See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Product sales, net	$4,608	$21,658	$7,852	$51,067

Costs and expenses:
Cost of product sales	36	184	355	613
Research and development	26,862	14,835	64,414	40,212
Selling, general and administrative	13,152	11,749	36,830	40,016
Total costs and expenses	40,050	26,768	101,599	80,841
Loss from operations	(35,442)	(5,110)	(93,747)	(29,774)
Interest expense	(4,602)	(2,780)	(11,104)	(8,166)
Other income	572	408	1,628	1,010
Net loss	$(39,472)	$(7,482)	$(103,223)	$(36,930)
Comprehensive loss	$(39,472)	$(7,482)	$(103,223)	$(36,930)
Basic and diluted net loss per share	$(0.81)	$(0.16)	$(2.13)	$(0.83)
Weighted-average shares used to compute basic and diluted net loss per share	48,647,416	46,262,211	48,437,870	44,709,418
See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net loss	$(103,223)	$(36,930)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,896	9,449
Non-cash interest expense	4,308	3,056
Depreciation and amortization	654	378
Changes in operating assets and liabilities:
Receivables	14,847	(12,534)
Inventory	229	306
Prepaid expenses and other assets	(2,608)	(3,925)
Accounts payable, accrued expenses and other	(2,183)	8,145
Net cash used in operating activities	(79,080)	(32,055)
Investing activities:
Purchases of property and equipment	(474)	(350)
Purchases of investments	(45,514)	(65,109)
Proceeds from the sale and maturities of investments	73,500	22,429
Net cash provided by (used in) investing activities	27,512	(43,030)
Financing activities:
Proceeds from issuance of common stock	—	63,627
Proceeds from borrowings under notes payable	44,550	—
Proceeds upon exercise of stock options and warrants	6,720	10,512
Release of restricted investments	56	—
Payments on lease financing obligations	(365)	(252)
Net cash provided by financing activities	50,961	73,887
Net decrease in cash and cash equivalents	(607)	(1,198)
Cash and cash equivalents at beginning of period	3,394	2,224
Cash and cash equivalents at end of period	$2,787	$1,026

Supplemental cash flow information
Cash paid for interest	$6,796	$5,110
Conversion of accrued interest to notes payable	$3,246	$2,467
Fair value of warrants issued in connection with notes payable amendment	$1,424	$—
Property acquired under capital lease	$579	$632
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
Basis of Presentation
Our condensed consolidated financial statements include the financial position and results of operations of Omeros Corporation (Omeros) and our wholly owned subsidiaries. All inter-company transactions have been eliminated and we have determined we operate in one segment. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 includes all adjustments, which include normal recurring adjustments, necessary to present fairly our interim financial information. The Condensed Consolidated Balance Sheet at December 31, 2017 has been derived from our audited financial statements but does not include all of the information and footnotes required by GAAP for audited annual financial information.
The accompanying unaudited condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and related notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the U.S. Securities and Exchange Commission (SEC) on March 1, 2018.

Going Concern
On an interim and annual basis we are required to assess our ability to continue as a going concern for one year after the date the financial statements are issued using rules defined by Accounting Standards Codification (ASC) No. 205-40 - Going Concern (the Standard). As required by the Standard, management’s evaluation shall initially not take into consideration the potential mitigating effects of management’s plans that have not been fully implemented as of the date the financial statements are issued. In the second step of this evaluation, management’s assumptions and plans are derived according to restrictions and definitions in the Standard. As such, for purposes of this exercise, the following assumptions (which are discussed in further detail following this summary) were made:

•
Limited cash receipts from sales of OMIDRIA. Even though we have received an extension of transitional pass-through reimbursement for OMIDRIA for a period of two years effective October 1, 2018, we are unable at this time to predict accurately revenue from sales of OMIDRIA given that transitional pass-through reimbursement for the product has just recently been reinstated. In addition, sales of OMIDRIA are generally made with 90-day collection terms and, therefore, minimal OMIDRIA cash receipts were included for this exercise prior to January 2019; and

•
No public or private equity transactions or partnering revenues can be considered for purposes of this exercise in the absence of any existing or committed arrangements to raise additional capital or of any existing or consummated partnerships.

In performing the first step of the assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. As of September 30, 2018, we had $55.2 million in cash, cash equivalents and short-term investments, $2.3 million of accounts receivable and $24.6 million in current liabilities. We have a history of net losses ($103.2 million for the nine months ended September 30, 2018) and use of cash for operations ($79.1 million for the nine months ended September 30, 2018).
In performing the second step of this assessment, we are required to evaluate whether our plans to mitigate the conditions above alleviate the substantial doubt about our ability to meet our obligations as they become due within one year after the date the financial statements are issued. In performing this second step of the assessment, we are limited to those assumptions listed above, including nominal revenues from OMIDRIA despite the reinstatement of the product’s pass-through status effective October 1, 2018 pursuant to the Consolidated Appropriations Act of 2018 (Appropriations Act), and the restrictions and definitions in the Standard. Consequently, based on this assessment performed using the associated limitations required by the

Standard, we have concluded there is substantial doubt about our ability to continue as a going concern through November 8, 2019.
Given our inability to assume any meaningful OMIDRIA sales revenues for the purpose of this exercise due to only recently reinstated pass-through, if we are unable to raise additional equity, debt or partnering capital when needed, or upon acceptable terms, such failure would have a significant negative impact on our financial condition. Should it be necessary to manage our operating expenses, we would reduce our projected cash requirements through reduction of our expenses by delaying clinical trials, reducing research and development efforts, or implementing other restructuring activities.
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
Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09- Revenue from Contracts with Customers (Topic 606), which requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. We adopted Topic 606 on January 1, 2018 using the modified retrospective transition method.
Once we determine that an arrangement is within the scope of Topic 606 and we believe it is probable that we will collect the consideration, we perform the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation.
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

The Centers for Medicare & Medicaid Services (CMS) initially granted transitional pass-through reimbursement status for OMIDRIA from January 1, 2015 through December 31, 2017. Pass-through status for OMIDRIA allowed for reimbursement payment to Ambulatory Surgery Centers (ASCs) and hospitals using OMIDRIA in procedures involving patients covered by Medicare Part B. In March 2018, the Appropriations Act was signed into law, which among other things extended pass-through reimbursement status for certain drugs, including OMIDRIA, for a two-year period beginning October 1, 2018. For the period January 1, 2018 through September 30, 2018, OMIDRIA was not yet subject to separate reimbursement for procedures involving patients covered by Medicare Part B.
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

Recent Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-15 related to the accounting for cloud computing arrangements and to follow the internal-use software guidance in determining which implementation costs to defer and recognize as an asset. The guidance is effective for annual periods, and interim periods beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period. We do not expect the adoption of this accounting guidance to have a material impact on our condensed consolidated financial statements.
In June 2018, the FASB issued ASU 2018-07 which simplifies the accounting for share-based payments granted to non-employees for services by aligning it with the accounting for share-based payments to employees, with certain exceptions. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We do not expect the adoption of this accounting guidance to have a material impact on our condensed consolidated financial statements.
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
The basic and diluted net loss per share amounts for the nine months ended September 30, 2018 and 2017 were computed based on the shares of common stock outstanding during the respective periods. Potentially dilutive securities excluded from the diluted loss per share calculation are as follows:

	September 30,
	2018	2017
Outstanding options to purchase common stock	10,123,530	9,813,462
Outstanding warrants to purchase common stock	243,115	100,602
Total	10,366,645	9,914,064

Note 3—Accounts Receivable, Net
Accounts receivable, net consist of the following:

	September 30, 2018	December 31, 2017
	(In thousands)
Trade receivables, net	$2,165	$17,079
Sublease and other receivables	132	65
Total accounts receivables net	$2,297	$17,144

Note 4—Fair-Value Measurements

As of September 30, 2018, and December 31, 2017, all investments were classified as short-term and available-for-sale on the accompanying Condensed Consolidated Balance Sheets. Investment income, which was included as a component of other income, consists of interest earned.
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
Our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	September 30, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money-market funds classified as non-current restricted cash and investments	$5,779	$—	$—	$5,779
Money-market funds classified as short-term investments	52,369	—	—	52,369
Total	$58,148	$—	$—	$58,148

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money-market funds classified as non-current restricted cash and investments	$5,835	$—	$—	$5,835
Money-market funds classified as short-term investments	80,355	—	—	80,355
Total	$86,190	$—	$—	$86,190
Cash held in demand deposit accounts of $2.8 million and $3.4 million is excluded from our fair-value hierarchy disclosure as of September 30, 2018 and December 31, 2017, respectively. There were no unrealized gains or losses associated with our short-term investments as of September 30, 2018 or December 31, 2017. The carrying amounts reported in the accompanying Condensed Consolidated Balance Sheets for receivables, accounts payable, other current monetary assets and liabilities and notes payable and lease financing obligations approximate fair value.

Note 5—Accrued Liabilities
Accrued liabilities consist of the following:

	September 30, 2018	December 31, 2017
	(In thousands)
Contract research and development	$6,760	$4,251
Employee compensation	2,993	2,178
Sales rebates, fees and discounts	2,250	6,561
Consulting and professional fees	1,570	1,758
Clinical trials	453	1,026
ASC/hospital product return liability	—	2,350
Other accruals	1,154	1,002
Total accrued liabilities	$15,180	$19,126

Note 6—Notes Payable and Lease Financing Obligations
Notes payable and lease financing obligations consist of the following:

	September 30, 2018	December 31, 2017
	(In thousands)
Notes payable	$132,077	$83,831
Lender facility fee payable upon maturity	6,604	4,192
Lease financing obligations	1,513	1,300
Notes payable, facility fee and lease financing obligations	140,194	89,323
Unamortized debt discount	(6,510)	(3,527)
Unamortized debt issuance costs	(1,429)	(1,189)
Current portion of lease financing obligations	(560)	(490)
Non-current portion of notes payable and lease financing obligations, net	$131,695	$84,117
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
The CRG Loan Agreement accrues interest at an annual rate of 12.25% (4.00% of which can be deferred at our option through December 31, 2020 by adding such amount to the aggregate principal amount). As of September 30, 2018, as allowed under the CRG Loan Agreement, we have deferred $7.1 million ($3.2 million for the nine months ended September 30, 2018) of accrued interest by increasing the principal amount outstanding. The CRG Loan Agreement requires us to maintain cash and cash equivalents of $5.0 million during the term of the agreement which is recorded as restricted investments in our Condensed Consolidated Balance Sheet.
We are also required to pay a facility fee equal to 5.00% of the aggregate principal amount borrowed (including principal additions related to deferred interest) on repayment of the CRG Loan Agreement. The facility fee is being accreted to notes payable using the effective interest method over the term of the CRG Loan Agreement.
We may prepay all or a portion of the outstanding principal under the CRG Loan Agreement at any time upon prior notice subject to a 4.00% prepayment fee through September 30, 2019, and with no prepayment fee being owed thereafter. In certain circumstances, including a change of control and certain asset sales or licensing transactions, we are required to prepay all or a portion of the loan, including the applicable prepayment premium on the outstanding principal to be prepaid.

For calendar year 2019 and beyond, the CRG Loan Agreement requires us to achieve either (a) certain minimum net revenue amounts through the end of 2021, which is $75.0 million for the 2019 calendar year, or (b) a minimum market capitalization threshold equal to the product of 3.0 multiplied by the aggregate principal amount of loans outstanding under the CRG Loan Agreement determined as of the fifth business day following announcement of earnings results for the applicable year (i.e., $375.0 million). In the event we do not achieve either the minimum revenue amount or the minimum market capitalization threshold for a year, we can satisfy the requirement by raising additional funds through an equity or subordinated debt issuance and using the proceeds to pay down the loan balance by an amount equal to the difference between the minimum revenue amount for such year and the actual revenue amount for such year.
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
Contracts
We have various agreements with third parties that collectively require payment of termination fees totaling $11.5 million as of September 30, 2018 if we cancel work within specific time frames, either prior to commencing or during performance of the contracted services. This is in addition to fees associated with the CRG Loan Agreement (see Note 6).
Litigation
In May 2017, we received Notice Letters from Sandoz Inc. (Sandoz) and Lupin Ltd. and Lupin Pharmaceuticals, Inc. (collectively, Lupin), respectively, that Sandoz and Lupin had each filed an Abbreviated New Drug Application (ANDA) seeking approval from the U.S. Food and Drug Administration (FDA) to market a generic version of OMIDRIA prior to the expiration our patents covering OMIDRIA. In June 2017, we filed patent infringement lawsuits against Sandoz and Lupin. In May 2018, we entered into a settlement agreement and consent judgment with Lupin resolving our patent litigation against Lupin and, in July 2018, our patent infringement lawsuit against Sandoz was dismissed by stipulation of the parties based on Sandoz’s revision of its Patent and Exclusivity Certification to a Paragraph III certification with respect to the patents-in-suit. As a result of an earlier settlement in October 2017 involving substantially similar assertions with Par Pharmaceutical, Inc. and its subsidiary, Par Sterile Products, LLC (collectively, Par), the Lupin settlement agreement and consent judgment and the Sandoz dismissal, all of our litigation with ANDA filers has been concluded. Based on the Par and Lupin settlement agreements and Sandoz’s conversion to a Paragraph III certification, the earliest ANDA entry date for any of the three generic manufacturers is April 2032 unless otherwise subsequently authorized pursuant to the settlement agreements.

Note 8—Shareholders’ Equity
Common Stock
For the nine months ended September 30, 2018, we received proceeds of $6.7 million upon the exercise of stock options which resulted in the issuance of 763,575 shares of common stock. For the nine months ended September 30, 2017, we received proceeds of $10.5 million upon the exercise of stock options and warrants which resulted in the issuance of 628,470 shares of common stock.
Warrants
In connection with the April 2018 amendment to the CRG Loan Agreement, we issued warrants to purchase up to 200,000 shares of our common stock with an exercise price of $23.00 per share and total fair value of $1.4 million. The warrants have a five-year term.
In September 2018, other warrant holders with a right to purchase 57,487 shares of our common stock exercised their warrants. In conjunction with this cashless exercise, we issued 34,509 shares of our common stock.

Note 9—Stock-Based Compensation
Stock-based compensation expense includes the amortization of stock options granted to employees and non-employees and has been reported in our Condensed Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Research and development	$1,334	$1,297	$3,720	$4,034
Selling, general and administrative	1,595	1,744	5,176	5,415
Total	$2,929	$3,041	$8,896	$9,449
The fair value of each option grant to employees and directors is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were applied to employee and director stock option grants as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Estimated weighted-average fair value	$16.30	$13.66	$10.22	$8.38
Weighted-average assumptions
Expected volatility	78%	74%	77%	74%
Expected term, in years	6.1	6.1	6.0	6.0
Risk-free interest rate	2.77%	1.95%	2.66%	1.99%
Expected dividend yield	—%	—%	—%	—%

Stock option activity for all stock plans and related information is as follows:

	Options Outstanding	Weighted- Average Exercise Price per Share	Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Balance at December 31, 2017	9,657,259	$10.39
Granted	1,692,207	14.91
Exercised	(763,575)	8.80
Forfeited	(462,361)	13.39
Balance at September 30, 2018	10,123,530	$11.13	6.6044	$134,484
Vested and expected to vest at September 30, 2018	9,818,340	$11.06	6.5344	$131,102
Exercisable at September 30, 2018	7,155,818	$10.13	5.6582	$102,201
At September 30, 2018, there were 2,967,712 unvested options outstanding that will vest over a weighted-average period of 2.8 years and 2,210,945 shares were available to grant. Excluding non-employee stock options, the total estimated compensation expense to be recognized on our unvested options is $32.3 million.

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
Our drug product OMIDRIA® is marketed in the United States, or U.S., for use during cataract surgery or intraocular lens, or IOL, replacement to maintain pupil size by preventing intraoperative miosis (pupil constriction) and to reduce postoperative pain. In our pipeline we have clinical-stage development programs focused on: complement-associated thrombotic microangiopathies; complement-mediated glomerulonephropathies; cognitive impairment; and addictive and compulsive disorders. In addition, we have a diverse group of preclinical programs and two platforms: one capable of unlocking new G protein-coupled receptor, or GPCR, drug targets and the other used to generate antibodies. For OMIDRIA and each of our product candidates and our programs, we have retained control of all commercial rights.
Commercial Products, Product Candidates, Development Programs and Platforms
OMIDRIA. OMIDRIA is approved in the U.S.by the U.S. Food and Drug Administration, or FDA, for use during cataract surgery or IOL replacement to maintain pupil size by preventing intraoperative miosis (pupil constriction) and to reduce postoperative pain. In the U.S., OMIDRIA is sold primarily through wholesalers which, in turn, sell to ASCs and hospitals. The Centers for Medicare & Medicaid Services, or CMS, the federal agency responsible for administering the Medicare program, granted transitional pass-through reimbursement status for OMIDRIA in 2014, effective from January 1, 2015 through December 31, 2017. Pass-through status allows for separate payment (i.e., outside the procedural packaged payment rate) under Medicare Part B. In March 2018, the Consolidated Appropriations Act of 2018, or the Appropriations Act, was signed into law. The Appropriations Act includes a provision that extends pass-through reimbursement status for a small number of drugs, including OMIDRIA, used during procedures performed on Medicare Part B fee-for-service patients for an additional two years, running from October 1, 2018 until October 1, 2020. As a result of this extension, each of these drugs, including OMIDRIA, receives separate payment for the two-year period that began on October 1, 2018. We also continue to pursue permanent separate reimbursement for OMIDRIA. In the recently released 2019 final rule for CMS’ outpatient prospective payment system, or OPPS, CMS indicated that it will separately pay in the ASC setting for non-opioid drugs used during surgery that have an FDA-approved indication for postoperative pain relief and are currently packaged in calendar year 2019. Although OMIDRIA is not specifically named because it currently is paid separately, we believe that OMIDRIA meets this definition. The preamble to this section of the OPPS Final Rule indicates that CMS will apply the exclusion from packaged payment to other drugs in the future if they meet the criteria. The OPPS Final Rule also states that CMS will consider in future rule-making a policy that pays separately for drugs used during cataract surgery that have an FDA-approved indication to address postoperative issues. We believe that OMIDRIA also meets this definition. We also continue to pursue expansion of reimbursement for OMIDRIA by Medicare Advantage and other third-party payers. OMIDRIA revenues in the first three quarters of 2018 were significantly reduced due to the expiration of pass-through reimbursement status on January 1, 2018. Since pass-through reimbursement was reinstated on October 1 of this year, weekly sales of OMIDRIA have increased substantially from levels seen during the first nine months of the year. For more information regarding OMIDRIA reimbursement, see “Results of Operations” and “Financial Condition - Liquidity and Capital Resources” below.
In October 2017 and May 2018, we entered into a settlement agreement and consent judgment with Par Pharmaceutical, Inc. and its subsidiary, Par Sterile Products, LLC, or collectively Par, and with Lupin Ltd. and Lupin Pharmaceuticals, Inc., or collectively Lupin, respectively, resolving our patent infringement lawsuits against these companies that resulted from each having filed with the FDA an Abbreviated New Drug Application, or ANDA, containing a Paragraph IV Certification under the Hatch-Waxman Act seeking approval to market a generic version of OMIDRIA prior to the expiration of our Orange Book Patents for OMIDRIA. In addition, in July 2018 we announced that our patent infringement lawsuit against Sandoz, Inc., or Sandoz, which had also filed an ANDA containing a Paragraph IV Certification seeking approval to market a generic version of OMIDRIA, had been dismissed by stipulation of the parties based on Sandoz’s conversion to Paragraph III certifications with respect to the patents covering OMIDRIA. As a result, all of our litigation with ANDA filers has been concluded. Based on the Par and Lupin settlement agreements and Sandoz’s conversion to a Paragraph III certification, the earliest ANDA entry date for any of the three generic manufacturers is April 2032 unless otherwise subsequently authorized pursuant to the settlement agreements. For more information regarding these matters, see Part II, Item 1, “Legal Proceedings.”

Outside of the U.S., we have received approval from the European Commission, or EC, to market OMIDRIA in the European Economic Area, or EEA, for use during cataract surgery and other IOL replacement procedures to maintain mydriasis (pupil dilation), to prevent miosis (pupil constriction), and to reduce postoperative eye pain. In July 2018, we reported that OMIDRIA had been placed on the market in the European Union, or EU, on a limited basis, which maintained the ongoing validity of the European marketing authorization for OMIDRIA. Decisions about price and reimbursement for OMIDRIA are made on a country-by-country basis and may be required before marketing may occur in a particular country. Timing of any partnerships or independent launch depends on numerous factors, including domestic sales of OMIDRIA, completion of mutual diligence exercises and/or entry into suitable agreements with contract service vendors. In addition, we have an exclusive supply and distribution agreement for the sale of OMIDRIA in certain countries in the Middle East, including the Kingdom of Saudi Arabia and the United Arab Emirates, under which sales began on a limited basis in the Kingdom of Saudi Arabia in 2016. At this time we do not expect to see significant sales of OMIDRIA in any countries within the EEA or other international territories if we are unable to enter into partnerships for the marketing and distribution of OMIDRIA or complete an independent broad launch in any such country.
Product Candidates. We have the following clinical-stage programs in our pipeline:

•
MASP-2 - OMS721. OMS721 is our lead human monoclonal antibody targeting mannan-binding lectin-associated serine protease-2, or MASP-2, the effector enzyme of the lectin pathway of the complement system. The current development focus for OMS721 is diseases in which the lectin pathway has been shown to contribute to significant tissue injury and pathology. These diseases are typically characterized by significant end organ injuries, such as kidney or central nervous system injury, when not treated. Phase 3 programs are underway for OMS721 in HSCT-TMA, in IgA nephropathy, and in atypical hemolytic uremic syndrome, or aHUS. In addition, we have two ongoing OMS721 Phase 2 clinical trials, one in patients with TMAs and the other in renal diseases currently focused on patients with IgA nephropathy. We are also developing small-molecule inhibitors of MASP-2 designed for oral administration that we are targeting for initiation of clinical trials in 2020.

The FDA has granted breakthrough therapy designation to OMS721 for the treatment of HSCT-TMA in patients who have persistent TMA despite modification of immunosuppressive therapy, or high-risk HSCT-TMA. We continue to work closely with the FDA and we have met recently with the FDA and with multiple European national regulatory authorities to discuss potential approval pathways for OMS721 for the treatment of HSCT-TMA. Feedback from the European national regulatory authorities has been positive, and includes uniform recommendation to submit a marketing authorization application, or MAA, for full approval of OMS721 in HSCT-TMA. We next plan to request a centralized advice meeting with EMA’s Committee for Human Medicinal Products, or CHMP. We have already applied for eligibility to EMA’s centralized review procedure, which allows submission of a single MAA that, if approved, authorizes the product to be marketed in all EU member states and European Free Trade Association countries rather than requiring separate national approvals. We have also provided EMA with our letter of intent to submit an MAA and look forward to receiving assignment of our rapporteur and co-rapporteur who will work with us through the MAA submission and review process for OMS721 in stem-cell TMA. We intend to begin collection of chart-review-based historical data following further discussion with the FDA and finalization of the data collection and analysis plan. The comparison of OMS721-treated patients to the historical control is designed to support accelerated approval in the U.S. and full approval in Europe. Close interactions with the FDA and European regulatory agencies are ongoing and we continue preparations for U.S. Biologics License Application, or BLA, and European MAA submissions.
In April 2018, we reported interim results in patients with HSCT-TMA from the ongoing Phase 2 study. The analysis of 100-day mortality, an important endpoint previously used as an approval endpoint in another condition related to HSCT, showed that OMS721-treated patients had improved survival relative to the historical control (53% vs 10%; p = 0.0002).
For the IgA nephropathy program, patient enrollment is ongoing in our OMS721 Phase 3 clinical trial, which is referred to as ARTEMIS-IGAN, in patients at least 18 years of age with biopsy-confirmed IgA nephropathy and with 24-hour urine protein excretion greater than one gram per day at baseline on optimized renin‑angiotensin system, or RAS, blockade. The primary endpoint for this trial is reduction in proteinuria. This trial includes a subset of patients with baseline proteinuria levels of two or more grams per day and is designed to include pathways for both accelerated and full approvals depending on the magnitude and duration of the effect on proteinuria.
In October 2018, we reported new interim results in patients with IgA nephropathy from the ongoing Phase 2 clinical trial. These patients represent the second reported cohort of IgA nephropathy patients in the trial. The objective of the cohort was to assess safety and to provide longer-term observation with the option of repeat dosing, and the analyses were prespecified to provide descriptive data on the effects of OMS721 in a small number of patients. Unlike the previously reported first cohort of four IgA nephropathy patients who were taking corticosteroids at the time of study enrollment, patients in the second cohort are not taking steroids. The cohort included 12 patients, of which three had confounding factors making meaningful interpretation unreliable and thus were excluded from the analysis. There was no “run-in” period in this study. Patients were treated for 12 weeks with weekly dosing of either OMS721 or placebo, then were followed for six weeks with no treatment. After week 18, patients initially treated with placebo and patients initially treated with OMS721 were able to receive additional 12-week courses of dosing with OMS721 at investigator discretion. The study is ongoing and patients in the second cohort may receive more than one 2-week course of OMS721 and will be followed for two years. At the time of data reporting, four patients were in the study for between nine months and one year. The remaining patients were in the study for between 18 weeks and nine months. At week 18, median reduction in proteinuria was 18.4% in the five OMS721-treated patients and 18.0% in the four placebo patients. The one OMS721-treated patient whose proteinuria level remained elevated after the initial treatment course subsequently reached a 67.8% reduction from baseline following an additional course of OMS721 dosing.
After week 18 when all patients with elevated proteinuria are eligible at physician discretion to receive OMS721, median reduction from baseline in proteinuria was 56% for the eight patients who had at least 18 weeks of data and was 61% for the four patients who had over nine months of data, improvements that we believe are not consistent with the natural history of the disease. Four patients in this OMS721 dosing-extension period have reached between 9 and 12 months beyond baseline, and show reductions in proteinuria of 54 percent, 57 percent, 65 percent, and 68 percent. At most recent assessment, two of these four patients continued to demonstrate sustained reductions in proteinuria for 2.5 and 5 months, respectively, after cessation of treatment with OMS721; the other two patients just recently completed treatment courses. All of these patients in the follow-up period received at least one 12-week course of treatment with OMS721; five of the eight had received only one course of OMS721 treatment at the time of data release. Despite a small cohort of patients, and although median reductions in proteinuria in the placebo group were comparable to those in the OMS721 group following the initial 12-week course of treatment, we and international experts in IgA nephropathy we have consulted believe that these data are strongly positive and supportive of a disease modifying effect, with proteinuria reduction ranging from greater than 50% to approximately 70%, a magnitude consistent with what we previously reported from the first cohort of this clinical trial.
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
OMS721 has received multiple designations from the FDA and from the EMA across the three current indications. These include:

•
HSCT-TMA: In the U.S., the FDA has granted OMS721 (1) breakthrough therapy designation in patients who have persistent TMA despite modification of immunosuppressive therapy, (2) orphan drug designation for the prevention (inhibition) of complement-mediated TMAs, and (3) orphan drug designation for the treatment of HSCT-TMA. The EC also granted OMS721 a designation as an orphan medicinal product for treatment in hematopoietic stem cell transplantation.

•
IgA nephropathy: In the U.S., OMS721 has received from the FDA (1) breakthrough therapy designation for the treatment of IgA nephropathy and (2) orphan drug designation in IgA nephropathy. In Europe, OMS721 has received from the EC designation as an orphan medicinal product for the treatment of primary IgA nephropathy.

•
aHUS: In the U.S., OMS721 has received from the FDA (1) fast-track designation for the treatment of patients with aHUS and (2) orphan drug designation for the prevention (inhibition) of complement-mediated TMAs, which includes aHUS.

•
PDE10 - OMS824. In our OMS824 program, we continue to advance our phosphodiesterase 10, or PDE10, inhibitors for treatment of neurological disorders. The FDA has authorized our conduct of clinical trials in Huntingdon’s disease with our lead candidate subject to dosing limitations. Given the dosing limitations, we are currently focused on assessing the relative advantages of a number of our back-up compounds and potential indications.

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

•
PDE7 - OMS527. In our phosphodiesterase 7, or PDE7, program, we are developing proprietary compounds to treat addiction and compulsive disorders as well as movement disorders. A Phase 1 single-ascending- and multiple-ascending-dose clinical trial is underway and is designed to assess safety and pharmacokinetics of the compound in healthy subjects. We have completed dosing in the first six cohorts of subjects and have studied whether pharmacokinetics is affected by food. The compound to date has been well tolerated and pharmacokinetic data support once-daily dosing, with or without food. Completion of the Phase 1 trial is expected in the first half of 2019. Following Phase 1 completion, if successful, we plan to conduct our initial OMS527 Phase 2 clinical trial in patients with nicotine addiction.

Development Programs and Platforms. Our preclinical programs and platforms include:

•
MASP-3 - OMS906. In our mannan-binding lectin-associated serine protease-3, or MASP-3 program, we are developing MASP-3 inhibitors for the treatment of disorders related to the alternative pathway of the complement system. MASP-3 is thought to be the key activator of the alternative pathway. In preparation for clinical trials, the manufacturing scale-up process is underway for a MASP-3 inhibitor antibody and we are currently targeting paroxysmal nocturnal hemoglobinuria, or PNH, as the first clinical indication for OMS906. We are currently planning for clinical trials to begin in late 2019 or early 2020. We are also developing small-molecule inhibitors of MASP-3.

•
GPCR Platform and Programs. We have developed a proprietary cellular redistribution assay, or CRA, which we use in a high-throughput manner to identify synthetic ligands, including antagonists, agonists and inverse agonists, that bind to and affect the function of orphan GPCRs. We are conducting in vitro and in vivo preclinical efficacy studies and optimizing compounds for a number of targets including: GPR151, which is linked to schizophrenia and cognition; GPR161, which is associated with triple negative breast cancer and various sarcomas; and GPR174, which is involved in modulation of the immune system and, in animal and ex vivo human studies, increases cytokine production and inhibits production of regulatory T cells and checkpoint molecules, all of which are known to be important in cancer, in autoimmune disease, such as multiple sclerosis, and in organ transplantation.

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

Financial Summary
During the three months ended September 30, 2018 and 2017, our OMIDRIA revenues were $4.6 million and $21.7 million, respectively, and our net losses were $39.5 million (including $5.0 million of non-cash expenses) and $7.5 million (including $4.2 million of non-cash expenses) for the same periods. The significant reduction in OMIDRIA revenues between the periods is due to the expiration of separate Medicare reimbursement for OMIDRIA on January 1, 2018, which was reinstated on October 1, 2018 for a two-year-period pursuant to the Appropriations Act. See “Results of Operations - Revenue” below for additional details. We expect that our net losses will continue until such time as we derive sufficient revenues from sales of OMIDRIA and/or other sources, such as licensing, product sales and other revenues from our product candidates, to cover our expenses.
As of September 30, 2018, we had $55.2 million in cash, cash equivalents and short-term investments available for general corporate use. In addition, we had restricted investments of $5.8 million that we were required to maintain in depository and investment accounts primarily pursuant to our Term Loan Agreement, or the CRG Loan Agreement, with CRG Servicing LLC, or CRG, as administrative and collateral agent, and the lenders identified therein, which requires us to maintain a balance of cash and cash equivalents of $5.0 million, and our lease related to the Omeros Building.

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
Our revenue consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Product sales, net	$4,608	$21,658	$7,852	$51,067
Pass-through status for OMIDRIA allows for separate reimbursement payment (i.e., outside the packaged procedural payment) to ASCs and hospitals using OMIDRIA in procedures involving patients covered by Medicare Part B. CMS originally granted transitional pass-through reimbursement status for OMIDRIA through December 31, 2017. For the period January 1, 2018 through September 30, 2018, OMIDRIA was not subject to pass-through reimbursement payment for procedures involving patients covered by Medicare Part B and, therefore, was not subject to separate reimbursement for procedures involving these patients. In March 2018, the Appropriations Act was signed into law, which among other things extended pass-through reimbursement status for certain drugs, including OMIDRIA, for a two-year period beginning October 1, 2018. CMS has since implemented the Appropriations Act for dates of service beginning October 1, 2018. In the recently released 2019 final rule for CMS’ OPPS, CMS indicated that it will separately pay in the ASC setting for non-opioid drugs used during surgery that have an FDA-approved indication for postoperative pain relief and are currently packaged in calendar year 2019. Although OMIDRIA is not specifically named because it currently is paid separately, we believe that OMIDRIA meets this definition. The preamble to this section of the OPPS Final Rule states that CMS will apply the exclusion from packaged payment to other drugs in the future if they meet the criteria. The OPPS Final Rule also indicates that CMS will consider in future rule-making a policy that pays separately for drugs used during cataract surgery that have an FDA-approved indication to address postoperative issues. We believe that OMIDRIA also meets this definition. We are continuing to confirm these and to pursue other avenues of permanent separate payment or similar reimbursement for OMIDRIA beyond September 30, 2020 but can provide no assurance that these efforts will be successful.
During the three and nine months ended September 30, 2018, OMIDRIA revenue was $4.6 million and $7.9 million as compared to $21.7 million and $51.1 million for the three and nine months ended September 30, 2017. The decrease in revenue during the three and nine months ended September 30, 2018 compared to the same periods in prior year was due to the significantly reduced usage of OMIDRIA by ASCs and hospitals following the expiration of transitional pass-through reimbursement status for OMIDRIA on January 1, 2018.
During the last two weeks of September 2018, we saw increased purchases from our wholesalers in anticipation of renewed buying from our ASC and hospital customers as a result of the reinstatement of pass-through reimbursement of OMIDRIA on October 1, 2018. In addition, in the third quarter of 2018, we recognized $2.1 million of net revenue related to inventory at the wholesalers. We previously deferred this amount due to reduced demand from ASCs and hospitals as a result of the loss of pass-through reimbursement and we recognized this amount in the third quarter due to the anticipated increase in ASC and hospital demand following the reinstatement of pass-through reimbursement effective October 1, 2018.
In the last week of September and for October 2018, we saw OMIDRIA sales from our wholesalers to our ASC and hospital customers (sell-through) increase significantly as compared to the first three quarters of 2018 as ASCs and hospitals began to restock OMIDRIA prior to the reinstatement of pass-through reimbursement for OMIDRIA, which became effective October 1, 2018. We cannot yet predict how quickly or the full extent to which ASCs and hospitals will resume or increase their usage of OMIDRIA, but in October 2018, our ASC and hospital customers purchased approximately 17,500 units of OMIDRIA from our wholesalers. Sell-through in October 2018 was 81% of sell-through in October 2017, which was our highest month of OMIDRIA sell-through to date.

Gross-to-Net Deductions
We record OMIDRIA product sales net of estimated chargebacks, rebates, distribution fees and product returns. These deductions are generally referred to as gross-to-net deductions. Our total gross-to-net provision for the three and nine months ended September 30, 2018 was 28.7% and 27.2%, respectively, of gross OMIDRIA product sales. This compares to 24.7% and 24.2% for the corresponding periods in 2017. The primary reason for the higher gross-to-net deduction percentages in the first three quarters of 2018 is the increase in chargebacks due to a higher percentage of our product sales being eligible for government-mandated discounts. In addition, we had an increase in the percentage of our sales subject to patient co-pay assistance payments under our OMIDRIAssure Reimbursement Services Program during this same period. These increases were partially offset by a decrease in rebates related to our volume discount program with ASCs during this period.
We expect that our fourth quarter provision for gross-to-net deductions as a percentage of sales will be comparable to that for the third quarter of 2018.
A summary of our gross-to-net related accruals for the nine months ended September 30, 2018 is as follows:

	Chargebacks and Rebates	Distribution Fees and Product Return Allowances	Total
	(In thousands)
Balance as of December 31, 2017	$5,724	$3,373	$9,097
Provisions	2,541	386	2,927
Payments	(7,087)	(2,847)	(9,934)
Balance as of September 30, 2018	$1,178	$912	$2,090
Chargebacks and Rebates
We record a provision for estimated chargebacks and rebates at the time we recognize OMIDRIA product sales revenue and reduce the accrual when payments are made, or credits are granted. Our chargebacks are related to a Pharmaceutical Pricing Agreement, a Federal Supply Schedule agreement, a 340B prime vendor agreement and a Medicaid Drug Rebate Agreement. We also record a provision for estimated payments under our OMIDRIAssure Reimbursement Services Program and rebates under our purchase volume discount programs.
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

The following table illustrates our expenses associated with these activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Direct external expenses:
Clinical research and development:
MASP-2 Program - OMS721	$15,660	$6,480	$31,904	$13,935
OMIDRIA - Ophthalmology	511	436	1,795	2,848
PDE7 - OMS527	1,206	—	1,206	—
Other clinical programs	253	22	915	111
Total clinical research and development	17,630	6,938	35,820	16,894
Preclinical research and development	1,203	1,438	5,640	3,011
Total direct external expenses	18,833	8,376	41,460	19,905

Internal, overhead and other expenses	6,695	5,162	19,234	16,273
Stock-based compensation expense	1,334	1,297	3,720	4,034
Total research and development expenses	$26,862	$14,835	$64,414	$40,212
The $10.5 million and $21.6 million increases in direct external expenses for the three and nine months ended September 30, 2018, compared to the same periods in 2017, were due primarily to higher third-party manufacturing scale-up costs including the acquisition of raw manufacturing materials to be used over approximately two years for our OMS721 program as we continue to increase our production capacity to meet anticipated clinical and commercial requirements, higher clinical costs associated with initiating our OMS721 IgA nephropathy Phase 3 clinical trial and the July 2018 initiation of our Phase 1 clinical trial in OMS527, our PDE7 program for addiction and compulsive disorders. In addition, we also incurred higher third-party preclinical development expenses in the first half of 2018 as we advanced OMS527 into the clinic and as we continued preclinical development of our MASP-2 small-molecule inhibitors, OMS906 and our GPCR programs. These increases were partially offset by decreased costs due to completing the transfer of OMIDRIA manufacturing to a new facility in December 2017.
The changes in internal, overhead and other expenses are primarily due to increased employee related costs.
For the fourth quarter of 2018, we expect our overall research and development costs to will likely increase given our continuing manufacturing efforts for OMS721, our Phase 3 clinical programs for OMS721 and our ongoing Phase 1 OMS527 trial.
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

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Selling, general and administrative expenses, excluding stock-based compensation expense	$11,557	$10,005	$31,654	$34,601
Stock-based compensation expense	1,595	1,744	5,176	5,415
Total selling, general and administrative expenses	$13,152	$11,749	$36,830	$40,016
The increase in selling, general and administrative expenses during the three months ended September 30, 2018 compared to the same periods in 2017 was primarily due increased costs associated with the OMIDRIA sales force expansion and preparation for the reinitiation of pass-through payment status for OMIDRIA. Pre-commercialization activities associated with OMS721 also contributed to the increase. These increases were partially offset by decreased legal costs associated with the conclusion of our patent infringement lawsuit against Par, which was resolved in October 2017.
The decrease in selling, general and administrative expenses during the nine months ended September 30, 2018 compared to the same period in 2017 was primarily due to reduced legal costs associated with the Par lawsuit.
We expect that our selling, general and administrative expenses in the fourth quarter could slightly increase from current levels due to a full quarter of costs associated with the expansion of our OMIDRIA field sales force, increased marketing activities following the October 1, 2018 reinstatement of OMIDRIA pass-through payment status, and early pre-commercialization activities of OMS721.
The changes in stock-based compensation expense during the three and nine months ended September 30, 2018 compared to the same periods in the prior year were primarily due to timing and fair value of new employee option grants.
Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Interest expense	$4,602	$2,780	$11,104	$8,166

The increase in interest expense during the three and nine months ended September 30, 2018 compared to the same periods in the prior year was primarily due to the May 2018 borrowing of the remaining $45.0 million available to us under the CRG Loan Agreement and deferred interest being added to the outstanding balance under our CRG Loan Agreement.

Financial Condition - Liquidity and Capital Resources
We have generated net losses of $39.5 million and $103.2 million for the three and nine months ended September 30, 2018, respectively and incurred negative cash flows for operations of ($36.9 million and $79.1 million, respectively, for the three and nine months ended September 30, 2018). As of September 30, 2018, we had $55.2 million in cash, cash equivalents and short-term investments available for general corporate use that are held principally in money-market accounts as compared to $83.7 million at December 31, 2017. Our accounts receivable balance at September 30, 2018 was $2.3 million compared to $17.1 million at December 31, 2017 due to significantly reduced 2018 revenues for OMIDRIA because of the temporary loss of pass-through reimbursement effective January 1, 2018. We also had $24.6 million of current liabilities outstanding at September 30, 2018.
Our notes payable and lease financing obligation increased to $132.3 million as of September 30, 2018, compared to $84.6 million as of December 31, 2017, primarily due to borrowing the remaining $45.0 million available to us under the CRG Loan Agreement and the deferral of $3.2 million of interest payments also under the CRG Loan Agreement. For more information regarding the CRG Loan Agreement, see Part I, Item 1, Note 6 - “Notes Payable and Lease Financing Obligations.”

The significant reduction in OMIDRIA usage from January 1, 2018 to September 30, 2018 had a negative impact on our cash flows for the first three quarters of 2018 as sales for OMIDRIA decreased significantly during this period. OMIDRIA revenues for October 2018, following the reinstatement of pass-through reimbursement, have increased substantially from the run rate we experienced in the first three quarters of the year. We expect the run rate will continue to increase, but we cannot predict how quickly or the extent to which ASCs and hospitals will resume or increase their usage of OMIDRIA.
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
On an interim and annual basis, we are required to assess our ability to continue as a going concern for one year after the date the financial statements are issued using rules defined by Accounting Standard Codification (ASC) No. 205-40 - Going Concern, or the Standard. In performing the assessment, we are required to evaluate whether our plans to mitigate the conditions above alleviate the substantial doubt about our ability to meet our obligations as they become due within one year after the date the financial statements are issued. In performing this assessment, we are limited to the restrictions and definitions in the Standard. As such, we did not consider any future sources of working capital that we may otherwise be able to access, including significant growth in revenues from the sale of OMIDRIA experienced in October 2018. Consequently, based on the assessment we performed using the associated limitations required by the Standard, we have concluded that there is substantial doubt about our ability to continue as a going concern through November 8, 2019.

Cash Flow Data

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Selected cash flow data
Cash provided by (used in):
Operating activities	$(79,080)	$(32,055)
Investing activities	27,512	(43,030)
Financing activities	50,961	73,887
Operating Activities. Net cash used in operating activities for the nine months ended September 30, 2018 increased by $47.0 million as compared to the same period in 2017. The increase in cash used in operating activities in the current period compared to the prior year largely resulted from an increase in our net loss of $66.3 million and a $10.3 million decrease in funds provided by accounts payable, accrued expenses and other. This increase in cash used in operating activities was partially offset by a $27.4 million increase in funds provided due to the collection of accounts receivable that existed as of December 31, 2017 that were minimally replaced in 2018 because of the significantly reduced OMIDRIA sales related to the loss of pass-through reimbursement from January 1, 2018 to September 30, 2018.
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
Net cash provided by investing activities during the nine months ended September 30, 2018 was $27.5 million, a change of $70.5 million from the $43.0 million net cash used in investing activities for the same period in 2017. The primary differences between the periods is that in the nine months ended September 30, 2018, we used the $44.6 million we received under the CRG Loan Agreement in May 2018 to purchase investments. In addition, investments sold increased by $51.1 million during the nine months ended September 30, 2018 compared to the same period in 2017 in order to provide cash to fund our operations due to the increase in our net loss.
Financing Activities. Net cash provided by financing activities during the nine months ended September 30, 2018 was $51.0 million, a decrease of $22.9 million compared to the same period in 2017. The decrease in net cash provided by financing activities for the nine months ended September 30, 2018 was primarily due to the $63.6 million received from common stock offering in August 2017 offset by the $44.6 million incremental borrowing in May 2018 under our CRG Loan Agreement. In addition, during the nine months ended September 30, 2018, proceeds from the exercise of stock option and warrants decreased by $3.8 million compared to the prior year period.
Loan and Security Agreement
In October 2016, we entered into the CRG Loan Agreement, pursuant to which we pledged substantially all of our assets, including intellectual property, as collateral. In May 2018, we borrowed the remaining $45.0 million available under the CRG Loan Agreement, and as of September 30, 2018, $132.1 million was outstanding. For more information regarding the CRG Loan Agreement, see Part I, Item 1, Note 6 - “Notes Payable and Lease Financing Obligations.”

Contractual Obligations and Commitments
Our future minimum contractual commitments and obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2017 that was filed with the Securities and Exchange Commission (SEC) on March 1, 2018. Other than the following, our future minimum contractual obligations and commitments have not changed materially from the amounts previously reported.
Goods & Services
We have certain non-cancelable obligations under various other agreements for the acquisitions of goods and services associated with the manufacturing of our product candidates that contain firm commitments. As of September 30, 2018, our aggregate firm commitments are $11.5 million.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk is primarily confined to our investment securities and notes payable. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in high-credit-quality securities. As of September 30, 2018, we had cash, cash equivalents and short-term investments of $55.2 million. In accordance with our investment policy, we invest funds in highly liquid, investment-grade securities. These securities in our investment portfolio are not leveraged and are classified as available-for-sale. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates and, with our current portfolio of short-term investments, we are not exposed to potential loss due to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2018. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
As previously disclosed, we entered into a settlement agreement and consent judgment with Lupin on May 22, 2018. On July 24, 2018, following Sandoz’s amendment of its ANDA to revise its Patent and Exclusivity Certification from a Paragraph IV certification to a Paragraph III certification, we and Sandoz filed in the U.S. District Court for the District of Delaware a stipulation to dismiss without prejudice our lawsuit against Sandoz. Sandoz’s amendment of its ANDA to include a Paragraph III certification means that the FDA cannot approve the ANDA until after the July 2033 expiry of the Orange Book-listed patents. In the stipulated dismissal, which was entered by the court on July 25, 2018, Sandoz stipulated and agreed that it was no longer seeking approval of its ANDA until after the expiration of the patents that have been listed in the Orange Book for OMIDRIA.
As a result of the Sandoz dismissal, as well as prior settlement agreements with Par and Lupin, all of our litigation with ANDA filers has been concluded. Based on these outcomes, the earliest ANDA entry date for any of the three generic manufacturers is April 2032 unless otherwise subsequently authorized pursuant to the settlement agreements.

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
Risks Related to Our Products, Programs and Operations
Our ability to achieve profitability is dependent on the commercial success of OMIDRIA. To the extent OMIDRIA is not successful, our business, financial condition and results of operations may be materially adversely affected, and the price of our common stock may decline.
OMIDRIA is our only product that has been approved by the FDA for commercial sale in the U.S. For the three months ended September 30, 2018, we recorded net sales of OMIDRIA of $4.6 million. We have not generated revenue from sales of OMIDRIA to date that is sufficient to fund fully our operations and cannot provide assurance that we will generate sufficient revenue from OMIDRIA in the future to fund fully our operations. We will need to generate substantially more product revenue from OMIDRIA to achieve and sustain profitability. Our ability to generate significant revenue from OMIDRIA product sales depends on our ability to achieve increased market acceptance of, and to otherwise market and sell effectively, OMIDRIA, which may not occur for a number of reasons, including:

•
pricing, coverage and reimbursement policies of government and private payers such as Medicare, Medicaid, the U.S. Department of Veterans Affairs, group purchasing organizations, insurance companies, health maintenance organizations and other plan administrators;

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
The scheduled expiration of pass-through reimbursement status for OMIDRIA under Medicare Part B on January 1, 2018 adversely affected our revenues, and following the October 1, 2018 reinstatement of pass-through reimbursement, we cannot definitively project when or to what extent OMIDRIA sales will recover or increase beyond 2017 levels.
Effective January 1, 2018, as scheduled, OMIDRIA no longer was eligible for separate payment under Medicare Part B. Consequently, from January 1, 2018 through September 30, 2018, ASCs and hospitals received from CMS the same procedural payment whether or not OMIDRIA was used for the procedure. Due to this scheduled expiration of transitional pass-through payment status, we saw a significant reduction in ASC and hospital demand for OMIDRIA beginning in December 2017 and a corresponding decrease in sales to our wholesalers that continued into the third quarter of 2018, with OMIDRIA sales during this period having been substantially reduced. Pass-through reimbursement status for OMIDRIA resumed on October 1, 2018 for a two-year period, consistent with the statutory changes included in the Appropriations Act, and we are experiencing early sales growth, but we cannot definitively project when or to what extent ASCs or hospitals will resume use of OMIDRIA. Some ASCs and/or hospitals that used OMIDRIA prior to the transitional pass-through expiration could decide not to resume using OMIDRIA after October 1, 2018, which would inhibit or limit our potential sales growth.
We continue to confirm and seek permanent separate or similar reimbursement for OMIDRIA. However, this requires action from legislative and/or administrative authorities and, consequently, we cannot guarantee that any such action will be taken or, if taken, when such action will be effective, nor can we predict the actual reimbursement rate. In addition, we can provide no assurances that separate reimbursement for OMIDRIA will continue to be available on or after October 1, 2020, or if available, that the resulting reimbursement payment rates will be adequate.
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
Our revenues and profitability depend heavily on the pricing, availability and duration of adequate coverage or reimbursement for the use of products that we or our third-party business partners commercialize, including OMIDRIA, from government, private and other third-party payers, both in the U.S. and in other countries. Any product that we bring to market may not be considered cost-effective and/or the amount reimbursed for any product may be insufficient to allow us to sell the product profitably. Obtaining coverage and reimbursement for any product from each government or third-party payer can be a time-consuming and costly process that may require expansion of staff and/or increased use of third parties and could require us to provide additional supporting scientific, clinical and cost-effectiveness data for the use of our approved products to each payer. We can provide no assurances at this time regarding the cost-effectiveness of OMIDRIA or any of our product candidates. Further, we can provide no assurance that the amounts, if any, reimbursed to surgical facilities for utilization of any of our surgery-related products, including OMIDRIA or any of our product candidates, or to surgeons for the administration and delivery of these products or product candidates will be considered adequate to justify the use of these products or product candidates. In addition, obtaining acceptable coverage and reimbursement from one payer does not guarantee that we will obtain similar acceptable coverage or reimbursement from another payer.
There may be significant delays in obtaining coverage or reimbursement for newly approved products, and we may not be able to provide data sufficient to be granted adequate coverage or reimbursement. Even when a payer determines that a product is eligible for reimbursement, coverage may be limited to the uses of a product that are either approved by the FDA (or, in other countries, the relevant country’s regulatory agency) and/or appear in a recognized drug compendium, and other conditions may apply. Moreover, eligibility for coverage does not mean that any product will be reimbursed at a rate that allows us to make a profit in all cases or at a rate that covers our costs, including research, development, manufacturing, sales and distribution. Increasingly, government and private third-party payers that reimburse for healthcare services and products are requiring that companies provide them with predetermined discounts from list prices and challenging the prices charged for medical products, which could adversely impact the pricing of our products. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers. Pricing may also be adversely affected by changes in the terms, scope and/or complexity of government pricing requirements. Even if we achieve coverage or reimbursement for a product, the initial rate or method at which the product will be reimbursed could become unfavorable to us at the time reimbursement is initiated or in the future or may be of a limited duration.
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
We have incurred cumulative operating losses since inception. If we are unable to raise additional capital when needed, our commercial operations may be limited, and we may be unable to complete the development and commercialization of our product candidates or to continue our other preclinical development programs.
Our operations have consumed substantial amounts of cash since our incorporation and, as of September 30, 2018, we had an accumulated deficit of approximately $626.6 million. We expect to continue to spend substantial amounts to:

•	initiate and conduct clinical trials and manufacture clinical and registration batches for our programs and product candidates;

•	continue OMIDRIA sales and marketing;

•	continue research and development in our programs;

•	make principal, interest and fee payments under the CRG Loan Agreement; and

•	commercialize and launch product candidates for which we may receive regulatory approval.
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
ASU 2014-15, requires management to assess our ability to continue as a going concern for one year after the date the financial statements are issued. As further discussed in Part I, Item 1, Note 1 “Organization and Significant Accounting Policies-Going Concern” to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q, given the restrictions and limitations under which the assessment is required to be conducted, substantial doubt is deemed to exist about the company’s ability to continue as a going concern through November 8, 2019. Our financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern will require us to generate positive cash flow from operations, obtain additional financing, enter into strategic alliances and/or sell assets. The reaction of investors to the inclusion of a going concern statement in this Quarterly Report on Form 10-Q, our current lack of cash resources and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital, enter into strategic alliances and/or make our scheduled debt payments on a timely basis, or at all. If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.
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
Obtaining FDA approval of our product candidates requires substantial time, effort and financial resources and may be subject to both expected and unforeseen delays, and there can be no assurance that any approval will be granted on any of our product candidates on a timely basis, if at all. Even if we discuss with, and obtain feedback from, the FDA regarding our proposed clinical trials, clinical data collection protocols, and nonclinical studies before initiating those trials or studies, the FDA may decide that the design of our clinical trials and clinical data collection protocols as actually run or our resulting data are insufficient for approval of our product candidates and require additional preclinical, clinical or other studies or additional work related to chemistry, manufacturing and controls. In addition, we, the FDA or an independent institutional review board or ethics committee may suspend or terminate human clinical trials at any time on various grounds, including a finding that the patients are or would be exposed to an unacceptable health risk or because of the way in which the investigators on which we rely carry out the trials. If we are required to conduct additional trials or to conduct other testing of our product candidates beyond that which we currently contemplate for regulatory approval, if we are unable to complete successfully our clinical trials or other testing, or if the results of these and other trials or tests fail to demonstrate efficacy or raise safety concerns, we may face substantial additional expenses, be delayed in obtaining marketing approval for our product candidates or may never obtain marketing approval.

We are also required to comply with extensive governmental regulatory requirements after a product has received marketing authorization. Governing regulatory authorities may require post-marketing studies that may negatively impact the commercial viability of a product. Once on the market, a product may become associated with previously undetected adverse effects and/or may develop manufacturing difficulties. We are required to comply with other post-marketing requirements including Good Manufacturing Practices, advertising and promotion restrictions, pharmacovigilance requirements including risk management activities, reporting and recordkeeping obligations and other requirements. As a result of any of these requirements or other problems, a product’s regulatory approval could be withdrawn, which could harm our business and operating results. In addition, we must establish and maintain an effective healthcare compliance program in order to comply with U.S. and other laws applicable to marketed drug products and, in particular, laws (such as the Anti-Kickback Statute, the False Claims Act and the Sunshine Act) applicable when drug products are purchased or reimbursed by a federal or state healthcare program. U.S. laws such as the Foreign Corrupt Practices Act prohibit the offering or payment of bribes or inducements to foreign public officials, including potentially physicians or other medical professionals who are employees of public health care entities. In addition, many countries have their own laws similar to the healthcare compliance laws that exist in the U.S. Implementing and maintaining an effective compliance program requires the expenditure of significant time and resources. If we are found to be in violation of any of these laws, we may be subject to significant penalties, including but not limited to civil or criminal penalties, damages and fines as well as exclusion from government healthcare programs.

We may face difficulties from changes to current regulations as well as future legislation.
Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability.
There is uncertainty with respect to the impact that health care reform legislation may have on coverage and reimbursement for healthcare items and services covered by plans that are authorized by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA. In December 2017 portions of the ACA dealing with the individual mandate insurance requirement were effectively repealed by the Tax Cuts and Jobs Act of 2017, or the 2017 Tax Act, and Congress and/or President Trump may seek to repeal other aspects of the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. President Trump and the Secretary of Health and Human Services have also made statements about controlling drug prices, including enabling CMS to negotiate U.S. drug pricing to align with foreign drug pricing. We cannot predict the ultimate content, timing or effect of any healthcare reform legislation or executive order or other measure, or the impact that the resulting changes may have on us.
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
The Tax Act, among other things, includes changes to U.S. federal tax rates, imposes additional limitations on the deductibility of interest, changes to the Orphan Drug Credit, allows for the expensing of capital expenditures, puts into effect the migration from a “worldwide” system of taxation to a territorial system and modifies or repeals many business deductions and credits. The estimated impact of the Tax Act is based on our management’s current knowledge and assumptions and recognized impacts could be materially different from current estimates based on further analysis of the new law. For the year ended December 31, 2017, we revalued our net deferred tax assets and liabilities at the newly enacted U.S. corporate rate, and the estimated impact was recognized in our financial statements for the year ended December 31, 2017.
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
We may be subject to additional risks for OMIDRIA or any of our product candidates that are marketed outside the U.S., including:

•	reduced protection for intellectual property rights;

•	unexpected changes in tariffs, trade barriers and regulatory requirements, including those associated with the withdrawal of the United Kingdom from the European Union;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	foreign currency fluctuations and other obligations incident to doing business in another country; and

•	business interruptions resulting from geopolitical actions, including war and terrorism or natural disasters including earthquakes, typhoons, floods and fires.
Any of these risks, if realized, could increase our operating expenses and reduce our revenues.
We have no internal capacity to manufacture commercial or clinical supplies of OMIDRIA, or our product candidates, and intend to rely solely on third-party manufacturers. If the contract manufacturers that we rely on experience difficulties manufacturing and supplying OMIDRIA, or our product candidates, or fail FDA or other regulatory inspections, our clinical trials, regulatory submissions, and ability to sell OMIDRIA, or any other commercialized product, and generate revenue, may be significantly limited or delayed.
We rely and intend to continue to rely on third-party manufacturers to produce commercial quantities of OMIDRIA and clinical drug supplies of our product candidates that are needed for clinical trials and to support New Drug Applications, Biologics License Applications, or similar applications to regulatory authorities seeking marketing approval for our product candidates. We cannot provide any assurance that we will be able to enter into or maintain these types of arrangements on commercially reasonable terms, or at all. If we or the manufacturer were to terminate one of these arrangements early, or the manufacturer was unable to supply product quantities sufficient to meet our requirements, we would be required to transfer the manufacturing to an approved alternative facility and/or establish additional manufacturing and supply arrangements. We may also need to establish additional or replacement manufacturers, potentially with little or no notice, in the event that one of our manufacturers fails to comply with FDA and/or other pharmaceutical manufacturing regulatory requirements. Even if we are able to establish additional or replacement manufacturers, identifying these sources and entering into definitive supply agreements and obtaining regulatory approvals may require a substantial amount of time and cost and may create a shortage of the product. It can take several years to qualify and validate a new contract manufacturer, and we cannot guarantee that we would be able to complete in a successful and timely manner the appropriate validation processes or obtain the necessary regulatory approvals for one or more additional or replacement manufacturers. Such alternate supply arrangements may not be available on commercially reasonable terms, or at all. Additionally, if we are unable to engage multiple suppliers to manufacture our products, we may have inadequate supply to meet the demand of our product.
In addition, OMS721 is a biologic drug product and any other product candidate from certain of our programs, including but not limited to MASP-2 and MASP-3, could be a biologic drug product, and we do not have the internal capability to produce biologics for use in clinical trials or on a commercial scale. There are only a limited number of manufacturers of biologic drug products and we cannot be certain that we can enter into supply agreements with a sufficient number of them on commercially reasonable terms, if at all. The regulatory requirements for commercial supply are more stringent than for clinical supply and we cannot guarantee that a contract manufacturer producing drug product for clinical trials will be able to complete in a successful and timely manner the appropriate validation processes or obtain the necessary regulatory approvals for marketing approval and commercial supply in a timely manner or at all.
Our contract manufacturers may encounter difficulties with formulation, manufacturing, supply chain and/or release processes that could result in delays in clinical trials and/or regulatory submissions or that could impact adversely the commercialization of our products or product candidates, as well as in the initiation of enforcement actions by the FDA and other regulatory authorities. These difficulties also could result in the recall or withdrawal of a product from the market or a failure to have adequate supplies to meet market demand. If the safety or quality of OMIDRIA or any product candidate supplied by contract manufacturers is compromised due to one or more of those contract manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to maintain regulatory approval of OMIDRIA, to continue sales and marketing of OMIDRIA or to obtain and maintain regulatory approval for one or more of our product candidates, which would harm our business and prospects significantly.
Any significant delays in the manufacture and/or supply of clinical or commercial supplies could materially harm our business, financial condition, results of operations and prospects.
Ingredients, excipients, test kits and other materials necessary to manufacture OMIDRIA, or our product candidates, may not be available on commercially reasonable terms, or at all, which may adversely affect the development and commercialization of OMIDRIA or those product candidates.
We and our third-party manufacturers must obtain from third-party suppliers the active pharmaceutical ingredients, excipients, and/or other raw materials plus primary and secondary packaging materials necessary for our contract manufacturers to produce OMIDRIA and our product candidates for our clinical trials and, to the extent approved or commercialized, for commercial distribution. Although we have entered or intend to enter into agreements with third-party suppliers that will guarantee the availability and timely delivery of active pharmaceutical ingredients, excipients, test kits and materials for OMIDRIA and our product candidates, we have not yet entered into agreements for the supply of all such ingredients, excipients, test kits or materials, and we may be unable to secure all such supply agreements or guarantees on commercially reasonable terms, if at all. Even if we were able to secure such agreements or guarantees, our suppliers may be unable or choose not to provide us the ingredients, excipients or materials in a timely manner or in the quantities required. If we or our third-party manufacturers are unable to obtain the quantities of these ingredients, excipients or materials that are necessary for the manufacture of commercial supplies of OMIDRIA, our ability to generate revenue from the sale of OMIDRIA would be materially and adversely affected. Further, if we or our third-party manufacturers are unable to obtain active pharmaceutical ingredients, excipients, test kits and materials as necessary for our clinical trials or for the manufacture of commercial supplies of our product candidates, if approved, potential regulatory approval or commercialization would be delayed, which would materially and adversely affect our ability to generate revenue from the sale of our product candidates.
If our clinical trials or clinical protocols are delayed, suspended or terminated, we may be unable to develop our product candidates on a timely basis, which would adversely affect our ability to obtain regulatory approvals, increase our development costs and delay or prevent commercialization of approved products.
We cannot predict whether we will encounter problems with any of our completed, ongoing or planned clinical trials and clinical data collection protocols that will cause regulatory agencies, institutional review boards or ethics committees, or us to delay our clinical trials or suspend or delay the analysis of the data from those trials. Clinical trials and clinical data collection protocols can be delayed for a variety of reasons, including:

•	discussions with the FDA, the EMA or other foreign authorities regarding the scope or design of our clinical trials and clinical data collection protocols;

•
delays or the inability to obtain required approvals from institutional review boards, ethics committees or other responsible entities at clinical sites selected for participation in our clinical trials;

•
delays in enrolling patients into clinical trials or collecting historical control data for any reason including disease severity, trial or data collection protocol design, study eligibility criteria, patient population size (e.g., for orphan diseases or for some pediatric indications), proximity and/or availability of clinical trial sites for prospective patients, availability of competing therapies and clinical trials, regional differences in diagnosis and treatment, perceived risks and benefits of the product or product candidate, physician patient referral practices or the ability to monitor patients adequately before and after treatment;

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

•	adverse findings in clinical or nonclinical studies related to the safety of our product candidates in humans;

•	an insufficient supply of product candidate materials or other materials necessary to conduct our clinical trials;

•	the need to qualify new suppliers of product candidate materials for FDA and foreign regulatory approval;

•	an unfavorable inspection or review by the FDA, or other regulatory authority, of a clinical trial site or records of any clinical investigation;

•	the occurrence of unacceptable drug-related side effects or adverse events experienced by participants in our clinical trials;

•	the suspension by a regulatory agency of a trial put on a clinical hold; or

•
the amendment of clinical trial or data collection protocols to reflect changes in regulatory requirements and guidance or other reasons as well as subsequent re-examination of amendments of clinical trial or data collection protocols by institutional review boards or ethics committees.

In addition, a clinical trial or development program may be suspended or terminated by us, the FDA or other regulatory authorities, or institutional review boards or ethics committees, due to a number of factors, including:

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
We must complete successfully preclinical testing, which may include demonstrating efficacy and the lack of toxicity in established animal models, before commencing clinical trials for any product candidate. Many pharmaceutical and biological product candidates do not successfully complete preclinical testing. There can be no assurance that positive results from preclinical studies will be predictive of results obtained from subsequent preclinical studies or clinical trials. Even if preclinical testing is successfully completed, we cannot be certain that any product candidates that do advance into clinical trials will successfully demonstrate safety and efficacy in clinical trials. Even if we achieve positive results in early clinical trials, they may not be predictive of the results in later trials, and safety and/or efficacy outcomes of early clinical trials may not be consistent with outcomes of subsequent clinical trials.
We may incur substantial costs as a result of commercial disputes, claims, litigation or other legal proceedings relating to our business operations, especially with regard to patent and other intellectual property rights and such costs or an adverse outcome in such a proceeding may have a material negative effect on our financial condition, results of operations or stock price.
Like other biopharmaceutical companies, our business involves numerous commercial contractual arrangements, important intellectual property rights, potential product liability, uncertainties with respect to clinical development, manufacture and regulatory approvals and other aspects that create heightened risks of disputes, claims and legal proceedings. These include claims that may be faced in one or more jurisdictions related to the safety of our product candidates and products, the development of our product candidates, our ability to obtain regulatory approval for our product candidates, our expectations regarding product development and regulatory approval, sales and marketing practices, commercial disputes, competition, environmental matters, employment matters and other matters. These matters could consume significant time and resources, even if we are successful. Some of our competitors may be able to sustain the costs of complex litigation more effectively than we can because they have substantially greater resources. In addition, we may pay damage awards or settlements or become subject to equitable remedies that could, individually or in the aggregate, have a material negative effect on our financial condition, results of operations or stock price. Any uncertainties resulting from the initiation and continuation of any litigation also could have a material adverse effect on our ability to raise the capital necessary to continue our operations.
Like other biopharmaceutical companies, we may initiate or become subject to litigation regarding patents and other intellectual property rights. Patent infringement litigation involves many complex technical and legal issues and its outcome is often difficult to predict and the risk involved in doing so can be substantial. Generic drug manufacturers could seek approval to market a generic version of our products or challenge our intellectual property rights with respect to our product candidates. If we choose to go to court or take other enforcement action to stop someone else from using our inventions, that individual or company has the right to ask the court to rule that our underlying patents are invalid or should not be enforced against that third-party. In addition, a lawsuit or patent office proceeding could result in a finding that some or all of the claims of one or more of our relevant patents are invalid, unenforceable and/or not infringed, and could also result in a generic version of any of our products being launched prior to the expiration of our related patents. There is also the risk that, even if the validity of these patents is upheld, a court will refuse to stop the other party on the ground that such other party’s activities do not infringe our patents. Separately, although we have conducted searches of third-party patents with respect to our programs, a third party could also claim that we or our contract manufacturers are using inventions covered by the third party’s patent rights and may go to court to stop us from engaging in the alleged infringing activity, including making, using or selling our products and product candidates. An adverse outcome in any such intellectual property matter could have a material negative effect on our financial condition, results of operations or stock price.

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
In addition, to the extent that we are unable to obtain and maintain patent protection for one of our products or product candidates or in the event that such patent protection expires or is limited to method of use patent protection, it may no longer be cost-effective to extend our portfolio by pursuing additional development of a product or product candidate for follow-on indications.
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
The failure to satisfy these or other obligations under the CRG Loan Agreement would constitute an event of default. An event of default under the CRG Loan Agreement also includes the occurrence of any material adverse effect upon our business, condition (financial or otherwise), operations, performance or property taken as a whole. If there is an event of default under the CRG Loan Agreement, the lenders may have the right to accelerate all of our repayment obligations and to take control of our pledged assets, which include substantially all of our assets including our intellectual property. Upon the acceleration of the loan, we will be required to repay the loan immediately or to attempt to reverse the declaration through negotiation or litigation. Further, if we are liquidated, the lenders’ right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. Any declaration of an event of default could significantly harm our business and prospects and could cause our stock price to decline. If we raise any additional debt financing, the terms of such debt could further restrict our operating and financial flexibility.
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
Our performance is largely dependent on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. If we are unable to hire and train a sufficient number of qualified employees for any reason, we may not be able to implement our current initiatives or grow effectively. We have in the past maintained a rigorous, highly selective and time-consuming hiring process. We believe that our approach to hiring has significantly contributed to our success to date. If we do not succeed in attracting qualified personnel and retaining and motivating existing personnel, our existing operations may suffer, and we may be unable to grow effectively.
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
During the 12-month period ended September 30, 2018, our stock traded as high as $27.00 per share and as low as $8.36 per share. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to numerous factors, many of which are beyond our control. In addition, the stock market has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of publicly traded companies. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. These fluctuations may be even more pronounced in the trading market for our stock. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
If we issue additional shares of our common stock or other securities that may be convertible into, or exercisable or exchangeable for, our common stock, our existing shareholders would experience further dilution.
To the extent that we raise additional funds in the future by issuing equity securities, our shareholders would experience dilution, which may be significant and could cause the market price of our common stock to decline significantly. In addition, approximately 10,366,645 shares of common stock as of September 30, 2018 subject to outstanding options and warrants may become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements. Further, as of September 30, 2018, we also had approximately 2,210,945 shares of common stock reserved for future issuance under our employee benefit plans that are not subject to outstanding options. If the holders of these outstanding options or warrants elect to exercise some or all of them, or if the shares subject to our employee benefit plans are issued and become eligible for sale in the public market, our shareholders would experience dilution and the market price of our common stock could decline.
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

OMEROS CORPORATION

Dated: November 8, 2018	/s/ Gregory A. Demopulos
Gregory A. Demopulos, M.D.
President, Chief Executive Officer and Chairman of the Board of Directors

Dated: November 8, 2018	/s/ Michael A. Jacobsen
Michael A. Jacobsen
Vice President, Finance, Chief Accounting Officer and Treasurer