Form 10-Q
period 2019-03-31
OMEROS CORP
filed 2019-05-09
CIK 1285819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
 ________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
_______________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities Registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:
Common Stock, $0.01 par value per share	OMER	The Nasdaq Stock Market LLC
(Title of each class)	(Trading symbol)	(Name of each exchange on which registered)
As of May 7, 2019, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 49,057,866.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, which are subject to the “safe harbor” created by those sections for such statements. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical fact are “forward-looking statements.” Terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “likely,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” “target,” and similar expressions and variations thereof are intended to identify forward-looking statements, but these terms are not the exclusive means of identifying such statements. Examples of these statements include, but are not limited to, statements regarding:

•
our expectations relating to demand for OMIDRIA® (phenylephrine and ketorolac intraocular solution) 1%/0.3% from wholesalers, ambulatory surgery centers, or ASCs, and hospitals, and our expectations regarding OMIDRIA product sales;

•	our plans for the marketing and distribution of OMIDRIA and our estimates of OMIDRIA chargebacks and rebates, distribution fees and product returns;

•
our estimates regarding how long our existing cash, cash equivalents, short-term investments and revenues will be sufficient to fund our anticipated operating expenses, capital expenditures and debt service obligations;

•
our expectations related to obtaining a permanent separate or similar reimbursement for OMIDRIA from the Centers for Medicare & Medicaid Services, or CMS, particularly for periods after September 30, 2020;

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

•
in our narsoplimab clinical programs, our expectations regarding: whether enrollment in any or all ongoing and planned Phase 3 and Phase 2 clinical trials will proceed as expected; whether we can capitalize on the financial and regulatory incentives provided by orphan drug designations granted by the U.S. Food and Drug Administration, or FDA, the European Commission, or EC, or the European Medicines Agency, or EMA; and whether we can capitalize on the regulatory incentives provided by fast-track and/or breakthrough therapy designations granted by the FDA;

•
our expectations regarding clinical plans and anticipated or potential paths to regulatory approval of narsoplimab by the FDA and/or EMA in hematopoietic stem cell transplant-associated thrombotic microangiopathy (HSCT-TMA), Immunoglobulin A (IgA) nephropathy, and/or atypical hemolytic uremic syndrome (aHUS);

•
whether and when a Biologics License Application, or BLA, may be filed with the FDA for narsoplimab in any indication and whether the FDA will grant accelerated or regular (full) approval for narsoplimab in any indication;

•	whether and when a marketing authorization application, or MAA, may be filed with the EMA for narsoplimab in any indication, and whether the EMA will grant approval for narsoplimab in any indication;

•
our expectation that we will rely on contract manufacturers to manufacture OMIDRIA for commercial sale and to manufacture our product candidates for purposes of clinical supply and in anticipation of potential commercialization;

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
Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks, uncertainties and other factors described in this Quarterly Report on Form 10-Q under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our other filings with the U.S. Securities and Exchange Commission, or SEC. Given these risks, uncertainties and other factors, actual results or anticipated developments may not be realized or, even if substantially realized, may not have the expected consequences to or effects on our company, business or operations. Accordingly, you should not place undue reliance on these forward-looking statements, which represent our estimates and assumptions only as of the date of the filing of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual results in subsequent periods may materially differ from current expectations. Except as required by applicable law, we assume no obligation to update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

OMEROS CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2019

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
OMEROS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$4,054	$5,861
Short-term investments	43,168	54,637
Receivables, net	24,718	22,818
Inventory	736	88
Prepaid expense and other assets	4,195	6,463
Total current assets	76,871	89,867
Property and equipment, net	4,479	3,845
Right of use assets	17,514	—
Restricted investments	1,154	1,154
Advanced payments, non-current	1,228	1,070
Total assets	$101,246	$95,936
Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$7,121	$6,281
Accrued expenses	34,823	30,186
Current portion of lease liabilities	2,561	889
Total current liabilities	44,505	37,356
Lease liabilities, non-current	26,578	1,578
Unsecured convertible senior notes, net	151,182	148,981
Deferred rent	—	8,177
Commitments and contingencies (Note 8)
Shareholders’ deficit:
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized; none issued and outstanding at March 31, 2019 and December 31, 2018.	—	—
Common stock, par value $0.01 per share, 150,000,000 shares authorized at March 31, 2019 and December 31, 2018; 49,022,428 and 49,011,684 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively.	490	490
Additional paid-in capital	552,961	549,479
Accumulated deficit	(674,470)	(650,125)
Total shareholders’ deficit	(121,019)	(100,156)
Total liabilities and shareholders’ deficit	$101,246	$95,936
See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue:
Product sales, net	$21,779	$1,588

Costs and expenses:
Cost of product sales	131	203
Research and development	26,255	18,140
Selling, general and administrative	14,632	10,934
Total costs and expenses	41,018	29,277
Loss from operations	(19,239)	(27,689)
Interest expense	(5,600)	(2,825)
Other income	494	460
Net loss	$(24,345)	$(30,054)
Comprehensive loss	$(24,345)	$(30,054)
Basic and diluted net loss per share	$(0.50)	$(0.62)
Weighted-average shares used to compute basic and diluted net loss per share	49,014,009	48,284,019
See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net loss	$(24,345)	$(30,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,374	2,966
Non-cash interest expense	2,201	1,086
Depreciation and amortization	377	223
Changes in operating assets and liabilities:
Receivables	(1,900)	16,962
Inventory	(648)	196
Prepaid expenses and other assets	2,110	(840)
Accounts payable and accrued expenses	5,883	(1,835)
Net cash used in operating activities	(12,948)	(11,296)
Investing activities:
Purchases of property and equipment	(182)	(183)
Purchases of investments	(281)	(270)
Proceeds from the sale and maturities of investments	11,750	9,000
Net cash provided by investing activities	11,287	8,547
Financing activities:
Proceeds upon exercise of stock options and warrants	108	687
Payments on finance lease liabilities	(254)	(143)
Net cash provided by (used in) financing activities	(146)	544
Net decrease in cash and cash equivalents	(1,807)	(2,205)
Cash and cash equivalents at beginning of period	5,861	3,394
Cash and cash equivalents at end of period	$4,054	$1,189
Supplemental cash flow information
Cash paid for interest	$82	$1,739
Conversion of accrued interest to notes payable	$—	$838
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
Basis of Presentation
Our condensed consolidated financial statements include the financial position and results of operations of Omeros Corporation (Omeros) and our wholly owned subsidiaries. All inter-company transactions have been eliminated and we have determined we operate in one segment. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 includes all adjustments, which include normal recurring adjustments, necessary to present fairly our interim financial information. The Condensed Consolidated Balance Sheet at December 31, 2018 has been derived from our audited financial statements but does not include all of the information and footnotes required by GAAP for audited annual financial information.
The accompanying unaudited condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and related notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the U.S. Securities and Exchange Commission (SEC) on March 1, 2019.
We continue to advance a series of clinical and preclinical programs (including three programs currently in Phase 3). CMS granted transitional pass-through reimbursement status for OMIDRIA from January 1, 2015 through December 31, 2017 for patients covered by Medicare Part B. On October 1, 2018, OMIDRIA pass-through reimbursement was reinstated for a two-year period and quarterly OMIDRIA net sales returned to historical levels. We believe OMIDRIA sales will continue to grow in 2019; however, due to the recent re-introduction of OMIDRIA, we cannot predict with precision the extent of growth in OMIDRIA revenues in 2019. As a result, despite our significant historical growth in OMIDRIA sales, meaningful growth in OMIDRIA sales in 2019 and beyond are not included in the determination regarding our prospects as a going concern. Similarly, we are unable to include in the determination any proceeds from debt transactions or other financing instruments despite our successful track record in accessing capital through these avenues. We also have not included any potential partnerships related to our products or product candidates. The conditions described above, when evaluated within the constraints of the accounting literature, raise substantial doubt with respect to our ability to meet our obligations through May 9, 2020 and, therefore, to continue as a going concern.
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

Revenue Recognition
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
Right-of-Use Assets and Related Lease Liabilities
On January 1, 2019, we adopted Accounting Standards Update (ASU) 2016-02, Leases, (Topic 842) using a modified retrospective approach. We elected the package of practical expedients permitted under the transition guidance, which allowed us to carryforward our historical assessment of whether 1) contracts contain leases, 2) lease classifications and 3) initial direct costs. Upon adoption we recognized right-of-use assets and lease liabilities of $17.7 million and $26.4 million, respectively, in our Consolidated Balance Sheet. The balance of the net right-of-use asset resulted from the reversal of the outstanding balance of deferred rent of $8.7 million.
We record operating leases on our Consolidated Balance Sheet as right-of-use assets and recognize the related lease liabilities equal to the fair value of the lease payments using our incremental borrowing rate when the implicit rate in the lease agreement is not readily available. We recognize variable lease payments, when incurred. Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease.
We record finance leases on our Consolidated Balance Sheet as a component of property and equipment and amortize these assets within operating expenses on a straight-line basis to their residual values over the shorter of the term of the underlying lease or the estimated useful life of the equipment. The interest component of a finance lease is included in interest expense and recognized using the effective interest method over the lease term.
We account for leases with initial terms of 12 months or less as operating expenses on a straight-line basis over the lease term.
Advance Payments
Advance payments for goods or services that will be used or rendered for future research and development activities are deferred and then recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided.
Stock-Based Compensation
On January 1, 2019, we adopted ASU 2018-07, Compensation — Stock Compensation, (Topic 958) which simplifies the accounting for share-based payments granted to non-employees for services by aligning it with the accounting for share-based payments to employees, with certain exceptions. The adoption was immaterial to our consolidated financial statements.
Stock-based compensation expense is recognized for all share-based payments made to employees, directors and non-employees based on estimated fair values as of the date of grant. The fair value of our stock options is calculated using the Black-Scholes option-pricing model which requires judgmental assumptions including volatility, forfeiture rates and expected option life. We use the straight-line method to allocate stock-based compensation cost to reporting periods over each optionee’s requisite service period, which is generally the vesting period.
Recent Accounting Pronouncement Not Yet Adopted
In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, Financial Instruments — Credit Losses, (Topic 326) which changes how entities account for credit losses on most financial assets and certain other instruments, and expands disclosures. The standard is effective for annual and interim periods beginning after December 15, 2019 with early adoption permitted. We expect to adopt the standard on January 1, 2020 and are still in the process of evaluating the effect of adoption on our consolidated financial statements and disclosures.

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
The basic and diluted net loss per share amounts for the three months ended March 31, 2019 and 2018 were computed based on the shares of common stock outstanding during the respective periods. Potentially dilutive securities excluded from the diluted loss per share calculation are as follows:

	March 31,
	2019	2018
Outstanding options to purchase common stock	11,840,521	9,640,452
Outstanding warrants to purchase common stock	243,115	100,602
Total potentially dilutive shares excluded from loss per share	12,083,636	9,741,054

Note 3—Certain Balance Sheet Accounts
Accounts Receivable, net
Accounts receivable, net consist of the following:

	March 31, 2019	December 31, 2018
	(In thousands)
Trade receivables, net	$24,580	$22,654
Sublease and other receivables	138	164
Total accounts receivables, net	$24,718	$22,818

Trade receivables are shown net of $0.4 million and $0.4 million of chargeback and product return allowances as of March 31, 2019 and December 31, 2018, respectively.

Inventory
Inventory consists of the following:

	March 31, 2019	December 31, 2018
	(In thousands)
Raw materials	$43	$83
Work-in-progress	392	—
Finished goods	301	5
Total inventory	$736	$88

Property and Equipment, Net

Property and equipment, net consists of the following:

	March 31, 2019	December 31, 2018
	(In thousands)
Finance leases	$4,863	$4,034
Laboratory equipment	2,717	2,569
Computer equipment	896	862
Office equipment and furniture	625	625
Total cost	9,101	8,090
Less accumulated depreciation and amortization	(4,622)	(4,245)
Total property and equipment, net	$4,479	$3,845

For the three months ended March 31, 2019 and 2018, depreciation and amortization expenses were $0.4 million and $0.2 million, respectively.
Accrued Expenses
Accrued expenses consist of the following:

	March 31, 2019	December 31, 2018
	(In thousands)
Contract research and development	$14,460	$12,012
Sales rebates, fees and discounts	8,161	8,075
Employee compensation	2,233	2,714
Consulting and professional fees	3,344	3,669
Interest payable	4,995	1,677
Clinical trials	913	820
Other accrued expenses	717	1,219
Total accrued expenses	$34,823	$30,186

Note 4—Fair-Value Measurements

As of March 31, 2019, and December 31, 2018, all investments were classified as short-term and available-for-sale on the accompanying Condensed Consolidated Balance Sheets. Investment income, which was included as a component of other income, consists of interest earned.
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

Our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	March 31, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money-market funds classified as non-current restricted cash and investments	$1,154	$—	$—	$1,154
Money-market funds classified as short-term investments	43,168	—	—	43,168
Total	$44,322	$—	$—	$44,322

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money-market funds classified as non-current restricted cash and investments	$1,154	$—	$—	$1,154
Money-market funds classified as short-term investments	54,637	—	—	54,637
Total	$55,791	$—	$—	$55,791
Cash held in demand deposit accounts of $4.1 million and $5.9 million is excluded from our fair-value hierarchy disclosure as of March 31, 2019 and December 31, 2018, respectively. There were no unrealized gains or losses associated with our short-term investments as of March 31, 2019 or December 31, 2018. The carrying amounts reported in the accompanying Condensed Consolidated Balance Sheets for receivables, accounts payable, other current monetary assets and liabilities approximate fair value.

Note 5—Notes Payable
In October 2016, we entered into a term loan agreement with CRG Servicing LLC (the CRG Loan) and, in November 2016, borrowed $80.0 million. In May 2018, we borrowed the remaining $45.0 million available under the CRG Loan and issued warrants to purchase up to 200,000 shares of our common stock with an exercise price of $23.00 per share. The warrants have a five-year term and remained outstanding as of March 31, 2019.
In November 2018, we issued unsecured convertible senior notes (see Note 6 - “Convertible Senior Notes”) and repaid the CRG Loan. Upon repayment, we incurred a loss on early extinguishment of debt of $13.0 million. As of March 31, 2019 and December 31, 2018 we did not have any notes payable outstanding.

Note 6—Convertible Senior Notes
On November 15, 2018, we issued at face value $210.0 million aggregate principal amount of our 6.25% Convertible Senior Notes due 2023 (the Convertible Notes). The Convertible Notes are unsecured and accrue interest at an annual rate of 6.25% per annum, payable semi-annually in arrears on May 15 and November 15 of each year, beginning on May 15, 2019.
The Convertible Notes will be convertible into cash, shares of our common stock or a combination thereof, as we elect at our sole discretion. The initial conversion rate is 52.0183 shares of our common stock per $1,000 of note principal (equivalent to an initial conversion price of approximately $19.22 per share of common stock), subject to adjustment in certain circumstances. As of March 31, 2019, all Convertible Notes remain outstanding.
The balance of our Convertible Notes at March 31, 2019 and December 31, 2018, is as follows:

	March 31, 2019	December 31, 2018
	(In thousands)
Principal amount	$210,000	$210,000
Unamortized discount	(54,130)	(56,156)
Unamortized issuance costs attributable to principal amount	(4,688)	(4,863)
Total Convertible Notes, net	$151,182	$148,981

For more details on our Convertible Notes see Part II, Item 8, Note 8 - “Convertible Senior Notes” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Note 7—Lease Liabilities
We have operating leases related to our office and laboratory space in The Omeros Building. The initial term of the leases is through November 2027 and we have two options to extend the lease term, each by five years. We have finance leases for certain laboratory and office equipment that have lease terms expiring through December 2021.
The lease-related assets and liabilities recorded on the balance sheet are as follows. Prior year interim financial statements were not recast under the new standard and, therefore, those amounts are not presented below.

	Classification on the Balance Sheet	March 31, 2019
Assets		(In thousands)
Operating lease assets	Right of use assets	$17,514
Finance lease assets	Property and equipment, net	3,413
Total lease assets		$20,927

Liabilities
Current:
Operating Leases	Current portion of lease liabilities	$1,415
Finance Lease	Current portion of lease liabilities	1,146
Non-current:
Operating	Lease liability, non-current	24,683
Finance	Lease liability, non-current	1,895
Total lease liabilities		$29,139

Weighted-average remaining lease term
Operating leases		8.6 years
Finance leases		2.9 years
Weighted-average discount rate
Operating leases (1)		12.85%
Finance leases		12.31%
(1) Upon adoption of the new lease standard, Topic 842, the discount rate used for existing operating leases was established at January 1, 2019 and represents our incremental borrowing rate.
The components of total lease costs are as follows:

Three Months Ended March 31, 2019
(In thousands)
Lease cost
Operating lease cost	$1,031
Finance lease cost:
Amortization	290
Interest	82
Short-term lease cost	138
Variable lease costs	486
Sublease income	(224)
Total lease cost	$1,803
The supplemental cash flow information related to leases during 2019 is as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,647
Operating cash flows from finance leases	$82
Financing cash flows from finance leases	$254
The future maturities of our lease liabilities as of March 31, 2019 are as follows:

	Operating Leases	Finance Leases
	(In thousands)
2019	$3,499	$1,060
2020	4,770	1,224
2021	4,880	866
2022	4,995	290
2023	5,112	95
Thereafter	20,728	—
Total undiscounted lease payments	$43,984	$3,535
Less interest	(17,886)	(494)
Lease liabilities	$26,098	$3,041
As of March 31, 2019, we have a lease for additional space in The Omeros Building that will commence in late 2019. The expected lease term is seven years and the monthly lease payments are approximately $0.1 million over the expected term lease.

Note 8—Commitments and Contingencies
Contracts
We have various agreements with third parties that collectively require payment of termination fees totaling $13.7 million as of March 31, 2019 if we cancel the work within specific time frames, either prior to commencing or during performance of the contracted services.
Development Milestones and Product Royalties

We have licensed a variety of intellectual property from third parties that we are currently developing or may develop in the future. These licenses may require milestone payments during the clinical development processes as well as low single to low double-digit royalties on the net income or net sales of the product. For the three months ended March 31, 2019 and the year ended December 31, 2018, development milestones incurred were immaterial and we did not owe any royalties.

Note 9—Shareholders’ Deficit
Common Stock
For the three months ended March 31, 2019, we received proceeds of $0.1 million upon the exercise of stock options which resulted in the issuance of 10,744 shares of common stock. For the three months ended March 31, 2018, we received proceeds of $0.7 million upon the exercise of stock options and warrants which resulted in the issuance of 75,616 shares of common stock.
Warrants
In connection with the April 2018 amendment to the CRG Loan and the May 2018 borrowing under the CRG Loan, we issued warrants to purchase up to 200,000 shares of our common stock with an exercise price of $23.00 per share and total fair value of $1.4 million. The warrants have a five-year term and remain outstanding as of March 31, 2019.
Interim Condensed Consolidated Statements of Shareholders’ Deficit
The changes in interim balances of the components of our shareholders’ deficit are as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)

Beginning and ending common stock	$490	$483

Beginning additional paid-in capital	$549,479	$520,071
Exercise of stock options	108	687
Stock-based compensation expense	3,374	2,966
Ending additional paid-in capital	$552,961	$523,724

Beginning accumulated deficit	$(650,125)	$(523,368)
Net loss	(24,345)	(30,054)
Ending accumulated deficit	$(674,470)	$(553,422)

Note 10—Stock-Based Compensation
Stock-based compensation expense includes the amortization of stock options granted to employees and non-employees and has been reported in our Condensed Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Research and development	$1,494	$1,200
Selling, general and administrative	1,880	1,766
Total	$3,374	$2,966
The fair value of each option grant to employees, directors and non-employees is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were applied to all stock option grants:

	Three Months Ended March 31,
	2019	2018
Estimated weighted-average fair value	$9.47	$9.79
Weighted-average assumptions
Expected volatility	81%	76%
Expected term, in years	6.0	6.1
Risk-free interest rate	2.48%	2.54%
Expected dividend yield	—%	—%

Stock option activity for all stock plans and related information is as follows:

	Options Outstanding	Weighted- Average Exercise Price per Share	Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Balance at December 31, 2018	10,313,138	$11.22
Granted	1,606,500	13.49
Exercised	(10,744)	10.01
Forfeited	(68,373)	14.67
Balance at March 31, 2019	11,840,521	$11.51	6.62	$71,857
Vested and expected to vest at March 31, 2019	11,402,367	$11.41	6.53	$70,182
Exercisable at March 31, 2019	7,815,290	$10.31	5.35	$56,232
At March 31, 2019, there were 4,025,230 unvested options outstanding that will vest over a weighted-average period of 9.1 years and 554,083 shares were available to grant. The total estimated compensation expense to be recognized on our unvested options is $15.6 million.

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
Our drug product OMIDRIA® is marketed in the United States for use during cataract surgery or intraocular lens, or IOL, replacement to maintain pupil size by preventing intraoperative miosis (pupil constriction) and to reduce postoperative pain. In our pipeline we have clinical-stage development programs focused on: complement-associated thrombotic microangiopathies; complement-mediated glomerulonephropathies; and addictive and compulsive disorders. In addition, we have a diverse group of preclinical programs and two platforms: one capable of unlocking new G protein-coupled receptor, or GPCR, drug targets and the other used to generate antibodies. For OMIDRIA and each of our product candidates and our programs, we have retained control of all commercial rights.
Commercial Product - OMIDRIA® (phenylephrine and ketorolac intraocular solution) 1%/0.3%
OMIDRIA is approved by the FDA for use during cataract surgery or IOL replacement to maintain pupil size by preventing intraoperative miosis (pupil constriction) and to reduce postoperative ocular pain. Outside of the U.S., we have received approval from the European Commission, or EC, to market OMIDRIA in the European Economic Area, or EEA, for use during cataract surgery and other IOL replacement procedures for maintenance of intraoperative mydriasis (pupil dilation), prevention of intraoperative miosis and reduction of acute postoperative ocular pain. OMIDRIA is a proprietary drug product containing two active pharmaceutical ingredients, or APIs: ketorolac, an anti-inflammatory agent, and phenylephrine, a mydriatic, or pupil dilating, agent. Cataract and other lens replacement surgery involves replacement of the original lens of the eye with an artificial intraocular lens. These procedures are typically performed to replace a lens opacified by a cataract and/or to correct a refractive error. OMIDRIA is added to standard irrigation solution used during cataract and lens replacement surgery and is delivered intracamerally, or within the anterior chamber of the eye, to the site of the surgical trauma throughout the procedure. Preventing pupil constriction is essential for these procedures and, if miosis occurs, the risk of damaging structures within the eye and other complications increases, as does the operating time required to perform the procedure.

We launched OMIDRIA in the U.S. in the second quarter of 2015 and sell OMIDRIA primarily through wholesalers which, in turn, sell to ASCs and hospitals. The Centers for Medicare & Medicaid Services, or CMS, the federal agency responsible for administering the Medicare program, granted transitional pass-through reimbursement status for OMIDRIA in 2014, effective from January 1, 2015 through December 31, 2017. Pass-through status allows for separate payment (i.e., outside the packaged payment rate for the surgical procedure) under Medicare Part B. In March 2018, the Consolidated Appropriations Act of 2018, or the Appropriations Act, was signed into law. The Appropriations Act includes a provision by which Congress extended pass-through reimbursement status for a small number of drugs, including OMIDRIA, used during procedures performed on Medicare Part B fee-for-service patients for an additional two years, running from October 1, 2018 until October 1, 2020. We also continue to pursue permanent separate reimbursement for OMIDRIA. In the 2019 final rule for CMS’ outpatient prospective payment system, or OPPS, CMS indicated that, in the ASC setting, it will separately pay for certain non-opioid drugs used during surgery that have an FDA-approved indication for postoperative pain relief and are currently packaged with the procedure in calendar year 2019. Although OMIDRIA is not specifically named because it currently is paid separately, we believe that OMIDRIA meets this definition and would qualify for separate payment under this provision if it is continued in subsequent years. The OPPS Final Rule also states that CMS will consider in future rule-making a policy that pays separately for drugs used during cataract surgery that have an FDA-approved indication to address postoperative issues. We believe that OMIDRIA also meets this definition. We are continuing to confirm these beliefs and to pursue other avenues of permanent separate payment or similar reimbursement for OMIDRIA beyond September 30, 2020 but we cannot provide assurance that these efforts will be successful. We also continue to pursue expansion of reimbursement for OMIDRIA by Medicare Advantage and other third-party payers. For more information regarding OMIDRIA reimbursement, see “Results of Operations” below.
In July 2018, we reported that OMIDRIA had been placed on the market in the European Union, or EU, on a limited basis, which maintained the ongoing validity of the European marketing authorization for OMIDRIA.  Decisions about price and reimbursement for OMIDRIA are made on a country-by-country basis and may be required before marketing may occur in a particular country. At this time we do not expect to see significant sales of OMIDRIA in any countries within the EEA or other international territories. We have an exclusive supply and distribution agreement with ITROM Trading Drug Store, or ITROM, for the sale of OMIDRIA in the Kingdom of Saudi Arabia, the United Arab Emirates and certain other countries in the Middle East. Under our agreement, ITROM is responsible for obtaining marketing authorizations for OMIDRIA on our behalf and for promoting, marketing, selling and distributing product supplied by us within the licensed territory. ITROM began selling OMIDRIA in December 2016 on a limited basis in the Kingdom of Saudi Arabia. Revenues to date under our agreement with ITROM have not been material.
Clinical Development Programs
Our clinical stage development programs include:

•
MASP-2 - narsoplimab (OMS721) - Lectin Pathway Disorders. Narsoplimab, also referred to as OMS721, is our lead human monoclonal antibody targeting mannan-binding lectin-associated serine protease-2, or MASP-2. MASP-2 is a novel pro-inflammatory protein target involved in activation of the complement system. The complement system plays a role in the body’s inflammatory response and becomes activated as a result of tissue damage or trauma or microbial pathogen invasion. Inappropriate or uncontrolled activation of the complement system can cause diseases characterized by serious tissue injury. MASP-2 is the effector enzyme of the lectin pathway of the complement system, and the current development focus for narsoplimab is diseases in which the lectin pathway has been shown to contribute to significant tissue injury and pathology. When not treated, these diseases are typically characterized by significant end organ injuries, such as kidney or central nervous system injury. Phase 3 clinical programs are underway for narsoplimab in: hematopoietic stem cell transplant-associated thrombotic microangiopathy, or HSCT-TMA; Immunoglobulin A, or IgA, nephropathy; and atypical hemolytic uremic syndrome, or aHUS. In addition, we have an ongoing Phase 2 clinical trial evaluating narsoplimab in renal diseases, currently focused on patients with IgA nephropathy.

Narsoplimab has received multiple designations from the FDA and from the EMA across the three current indications. These include:

•
HSCT-TMA: In the U.S., the FDA has granted narsoplimab (1) breakthrough therapy designation in patients who have persistent TMA despite modification of immunosuppressive therapy, (2) orphan drug designation for the prevention (inhibition) of complement-mediated TMAs, and (3) orphan drug designation for the treatment of HSCT-TMA. The EC also granted narsoplimab a designation as an orphan medicinal product for treatment in hematopoietic stem cell transplantation.

•
IgA nephropathy: In the U.S., narsoplimab has received from the FDA (1) breakthrough therapy designation for the treatment of IgA nephropathy and (2) orphan drug designation in IgA nephropathy. In Europe, narsoplimab has received from the EC designation as an orphan medicinal product for the treatment of primary IgA nephropathy.

•
aHUS: In the U.S., narsoplimab has received from the FDA (1) fast-track designation for the treatment of patients with aHUS and (2) orphan drug designation for the prevention (inhibition) of complement-mediated thrombotic microangiopathies.

Previously announced results from patients with HSCT-TMA in our ongoing Phase 3 program demonstrated an increase in estimated median survival and in 100-day mortality compared to a literature-based control. In addition to and consistent with the survival data reported, assessments of platelet count, lactate dehydrogenase, and haptoglobin - all markers of TMA activity - demonstrated clinically meaningful and statistically significant improvements in the HSCT-TMA patients treated with narsoplimab. Improvement in transfusion requirements and organ function were also observed. No safety concerns were identified. Adverse events and causes of death were consistent with the patients’ underlying diseases.

We continue to receive compassionate-use requests from physicians worldwide seeking narsoplimab treatment for adult and pediatric patients with HSCT-TMA. We believe these requests reflect the growing recognition within the stem-cell transplant community of the high incidence and severity of this transplant complication. Historically, the literature-based incidence of HSCT-TMA has been varied, with some smaller centers and national registries reporting low numbers of cases while major research institutions reported incidences in the range of 15-25 percent. More recently, however, as TMA has become better understood and identified, its reported occurrence has been approximately 40 percent in patients undergoing allogeneic hematopoietic stem cell transplants in centers that screen for the disease. The condition is associated with an increased mortality rate and, in those patients who survive, it often causes chronic kidney damage.

Based on discussions with the FDA and the EMA regarding expectations for our marketing applications (BLA and MAA), we plan to submit for regulatory approval of narsoplimab for HSCT-TMA with data from the currently treated HSCT-TMA patients. To support the BLA and MAA, we will collect additional data on patients already enrolled in the ongoing HSCT-TMA clinical trial and on HSCT-TMA patients previously or currently being treated with narsoplimab under compassionate use protocols. We anticipate that data from the currently treated HSCT-TMA patients will provide adequate data to support regulatory approval. We have met with the FDA and with multiple European national regulatory authorities to discuss potential approval pathways for narsoplimab for the treatment of HSCT-TMA. Feedback from the European national regulatory authorities has been positive, and includes uniform support to submit an MAA for full approval of narsoplimab in HSCT-TMA. We recently met with FDA to finalize endpoints to be used for approval and we are collecting the additional clinical data needed for marketing applications. We have already written the nonclinical sections of the BLA and are discussing with FDA the final schedule for a rolling BLA submission. We also plan to request a meeting with the rapporteur and co-rapporteur in Europe, who will work with us through the MAA submission and review process for narsoplimab in HSCT-TMA. We have already applied for, and EMA confirmed, eligibility to EMA’s centralized review procedure, which allows submission of a single MAA that, if approved, authorizes the product to be marketed in all EU member states and EEA countries rather than requiring separate national approvals. We are finalizing our Pediatric Investigational Plan in Europe, which is a prerequisite for submission of the MAA as we continue preparations for U.S. BLA and European MAA submissions. We were also notified by FDA that FDA and EMA held a joint meeting at which harmonization of the pediatric development of narsoplimab for stem-cell TMA was specifically discussed.
In our IgA nephropathy program, patient enrollment continues in the narsoplimab Phase 3 clinical trial, ARTEMIS-IGAN. The single Phase 3 trial design is a randomized, double-blind, placebo-controlled multicenter trial in patients at least 18 years of age with biopsy-confirmed IgA nephropathy and with 24-hour urine protein excretion greater than one gram per day at baseline on optimized renin‑angiotensin system, or RAS, blockade. This trial includes a run-in period. Initially, patients are expected to receive an IV dose of study drug each week for 12 weeks; additional weekly dosing can be administered to achieve optimal response. The primary endpoint, which could suffice for full or accelerated approval depending on the effect size, is reduction in proteinuria at 36 weeks after the start of dosing. The trial is designed to allow intra-trial adjustment in sample size. For the purposes of safety and efficacy assessments, the initial sample size for the proteinuria endpoint is estimated at 140 patients in each of the treatment and placebo groups. This will include a subset of patients with high levels of proteinuria (i.e., equal to or greater than 2 g/day) at baseline, and a substantial improvement at 36 weeks in this subset of patients alone could potentially form the basis for approval. We believe that the trial design will allow assessment for either full or accelerated approval at 36 weeks based on proteinuria results either (1) across the general population of study patients or (2) in the high-proteinuria subset of patients.
The Phase 3 clinical program in patients with aHUS, in which patient enrollment is ongoing, consists of one Phase 3 clinical trial – a single-arm (i.e., no control arm), open-label trial in patients with newly diagnosed or ongoing aHUS. This trial is targeting approximately 40 patients for full approval in Europe and accelerated approval in the U.S. with approximately 80 total patients required by FDA for full approval in the U.S.

•
PDE7 - OMS527. In our phosphodiesterase 7, or PDE7, program, we are developing proprietary compounds to treat addiction and compulsive disorders as well as movement disorders. A Phase 1 single-ascending- and multiple-ascending-dose clinical trial is underway and is designed to assess safety and pharmacokinetics of our lead compound in healthy subjects. We have completed dosing in all six cohorts in the single-ascending-dose portion of the trial, including a cohort to assess whether pharmacokinetics is affected by food. Dosing in three cohorts in the multiple-ascending-dose portion of the trial also recently completed. The compound to date has been well tolerated and pharmacokinetic data support once-daily dosing, with or without food. Completion of the Phase 1 trial is expected in the second or third quarter of 2019. Following Phase 1 completion, if successful, we plan to conduct a Phase 2a study targeting nicotine addiction.

Preclinical Development Programs and Platforms
Our preclinical programs and platforms include:

•
MASP-3 - OMS906 - Alternative Pathway Disorders. As part of our complement target program, we have identified mannan-binding lectin-associated serine protease-3, or MASP-3, which has been shown to be the key activator of the complement system’s alternative pathway, or APC. We believe that we are the first to make this and related discoveries associated with the APC. The complement system is part of the immune system’s innate response, and the APC is considered the amplification loop within the complement system. MASP-3 is responsible for the conversion of pro-

factor D to factor D, and converted factor D is necessary for the activation of the APC. Based on our alternative pathway-related discoveries, we have expanded our intellectual property position to protect our inventions stemming from these discoveries beyond MASP-2-associated inhibition of the lectin pathway to include inhibition of the alternative pathway. Our current primary focus in this program is developing MASP-3 inhibitors for the treatment of disorders related to the APC. We believe that MASP-3 inhibitors have the potential to treat patients suffering from a wide range of diseases and conditions, including: paroxysmal nocturnal hemoglobinuria, or PNH; C3 glomerulopathy; multiple sclerosis; arthritis; traumatic brain injury; neuromyelitis optica; pauci-immune necrotizing crescentic glomerulonephritis; disseminated intravascular coagulation; age-related macular degeneration; asthma; dense deposit disease; Bechet’s disease; aspiration pneumonia; TMA; ischemia-reperfusion injury; Guillain Barre syndrome; Alzheimer’s disease; amylotrophic lateral sclerosis; systemic lupus erythematosus; diabetic retinopathy; uveitis; chronic obstructive pulmonary disease; transplant rejection; acute respiratory distress syndrome; antineutrophil cytoplasmic antibody-associated vasculitis; anti-phospholipid syndrome; atherosclerosis; myasthenia gravis and others. Our OMS906 program has generated positive data in a well-established animal model associated with PNH including in non-human primates. The program has also generated positive data in a well-established model of arthritis. In preparation for clinical trials, the manufacturing scale-up process is underway for a MASP-3 inhibitor antibody and we are currently targeting PNH as the first clinical indication for OMS906. Nonclinical human-dose-enabling studies are planned for this year and we anticipate clinical trials to begin in the first half of 2020.

•
Other MASP Inhibitor Preclinical Programs. We have generated positive preclinical data from MASP-2 inhibition in in vivo models of age-related macular degeneration, myocardial infarction, diabetic neuropathy, stroke, ischemia-reperfusion injury, and other diseases and disorders. We are also developing small-molecule inhibitors of MASP-2 designed for oral administration that we are targeting for initiation of clinical trials in 2020, as well as additional antibodies targeting MASP-2. Development efforts are also directed to small-molecule inhibitors of MASP-3 and bispecific small- and large-molecule inhibitors of MASP-2/-3.

•
GPCR Platform and Programs. We have developed a proprietary cellular redistribution assay, or CRA, which we use in a high-throughput manner to identify synthetic ligands, including antagonists, agonists and inverse agonists, that bind to and affect the function of orphan GPCRs. We are conducting in vitro and in vivo preclinical efficacy studies and optimizing compounds for a number of targets including: GPR151, which is linked to schizophrenia and cognition and GPR161, which is associated with triple negative breast cancer and various sarcomas. One of our priorities in this program is GPR174. In ex vivo human studies, our small-molecule inhibitors targeting GPR174 upregulate the production of cytokines (e.g., IL-2, interferon-γ), block multiple checkpoint inhibitors (e.g., PDL-1, CTLA-4, LAG‑3) and tumor promoters (e.g., amphiregulin), and suppress regulatory T-cells (Tregs). Based on our data, we believe that GPR174 controls a major pathway in cancer and modulation of the receptor could provide a seminal advance in immuno-oncologic treatments for a wide range of solid and liquid tumors. We continue to focus on GPR174 and several other of our GPCR targets with the objective of moving compounds targeting them into human trials as rapidly as possible.

Financial Summary
For the three months ended March 31, 2019 and 2018, we recognized net losses of $24.3 million and $30.1 million, respectively, and our OMIDRIA revenues were $21.8 million and $1.6 million, respectively, for the same periods. During the period from January 1, 2018 to September 30, 2018, OMIDRIA was not reimbursed separately when used for procedures involving patients covered by Medicare Part B. Separate reimbursement payment for OMIDRIA was restored effective October 1, 2018 through September 30, 2020 as a result of securing a two-year extension of pass-through reimbursement status for use of OMIDRIA during procedures performed on Medicare Part B fee-for-service patients. See “Commercial Product - OMIDRIA” earlier in this section for additional details regarding the pass-through reimbursement status for OMIDRIA.

* Fiscal quarters without pass-through reimbursement.
We expect our net losses will continue until we derive sufficient revenues from sales of OMIDRIA and/or other sources, such as licensing, product sales and other revenues from our product candidates, that are sufficient to cover our operating expenses, capital expenditures and debt service obligations.
As of March 31, 2019, we had $47.2 million in cash and cash equivalents and short-term investments available for general corporate use and $24.7 million in accounts receivable, net.

Results of Operations
Revenue
Our revenue consists of OMIDRIA product sales to ambulatory surgery centers, or ASCs, and hospitals in the U.S. Our product sales, net are as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Product sales, net	$21,779	$1,588
During the three months ended March 31, 2019, OMIDRIA revenue was $21.8 million as compared to $1.6 million for the three months ended March 31, 2018. The increase in revenue during the three months ended March 31, 2019 compared to the same period in prior year was due to significantly increased demand for OMIDRIA by ASCs and hospitals following the reinstatement of transitional pass-through reimbursement status for OMIDRIA on October 1, 2018.
We anticipate that OMIDRIA product sales, net, will continue to increase during 2019 but we are unable to predict with precision the magnitude of those increases at the current time due to the recent reinstatement of pass-through status for OMIDRIA.
Gross-to-Net Deductions
We record OMIDRIA product sales net of estimated chargebacks, rebates, distribution fees and product returns. These deductions are generally referred to as gross-to-net deductions. Our total gross-to-net provision for the three months ended March 31, 2019 was 27.0% of gross OMIDRIA product sales. This compares to 28.9% for the three months ended March 31, 2018. The primary reason for the decrease in gross-to-net deductions as a percentage of sales is due to reduced chargebacks partially offset by increased rebates under our volume-purchase discount program. We expect our gross-to net deductions will increase slightly from the three months ended March 31, 2019 during the remainder of 2019.
A summary of our gross-to-net related accruals for the three months ended March 31, 2019 is as follows:

	Chargebacks and Rebates	Distribution Fees and Product Return Allowances	Total
	(In thousands)
Balance as of December 31, 2018	$7,015	$1,485	$8,500
Provisions	6,828	1,246	8,074
Payments	(6,903)	(1,119)	(8,022)
Balance as of March 31, 2019	$6,940	$1,612	$8,552
Chargebacks and Rebates
We record a provision for estimated chargebacks and rebates at the time we recognize OMIDRIA product sales revenue and reduce the accrual when payments are made or credits are granted. Our chargebacks are related to a pharmaceutical pricing agreement, a Federal supply schedule agreement, a 340B prime vendor agreement and a Medicaid drug rebate agreement. We also record a provision for estimated rebates for our OMIDRIAssure® patient assistance and reimbursement services program and our rebates under our purchase volume-discount programs.
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
The following table illustrates our expenses associated with these activities:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Direct external expenses:
Clinical research and development:
MASP-2 Program - OMS721 (narsoplimab)	$14,437	$7,929
OMIDRIA - Ophthalmology	708	609
PDE7 - OMS527	991	—
Other clinical programs	375	210
Total clinical research and development	16,511	8,748
Preclinical research and development	726	1,632
Total direct external expenses	17,237	10,380

Internal, overhead and other expenses	7,524	6,560
Stock-based compensation expense	1,494	1,200
Total research and development expenses	$26,255	$18,140

The $6.9 million increase in direct external expenses for the three months ended March 31, 2019, compared to the same period in 2018, was due primarily to higher third-party manufacturing scale-up costs for our narsoplimab program as we continue to increase our production capacity to meet anticipated clinical and commercial requirements, and the inclusion of clinical costs associated with the initiation of a Phase 1 clinical trial for OMS527, our PDE7 program for addiction and compulsive disorders. The decline in direct external expenses related to our preclinical development expense reflects the advancement of OMS527 into clinical research and development while maintaining similar level of expenditures related to our pre-clinical programs.
The increases in internal, overhead and other expenses are primarily due to increased employee-related costs to support our increased research and development activities.
The majority of our research and development expenses for the remainder of 2019 are anticipated to be related to our narsoplimab program. We expect research and development costs to increase throughout 2019 as we continue our Phase 3 clinical programs for narsoplimab and incur manufacturing scale-up costs and other expenses as we continue preparations for the anticipated submission of marketing applications for narsoplimab in HSCT-TMA and the potential commercialization of narsoplimab in HSCT-TMA in the U.S. and Europe. However, we expect that certain expenses will be variable depending on the timing of manufacturing batches, clinical trial activities and regulatory review of our product candidates and programs.
At this time, we are unable to estimate with certainty the longer-term costs we will incur in the continued development of our product candidates due to the inherently unpredictable nature of our preclinical and clinical development activities. Clinical development timelines, the probability of success and development costs can differ materially as new data become available and as expectations change. Our future research and development expenses will depend, in part, on the preclinical or clinical success of each product candidate as well as ongoing assessments of each program’s commercial potential. In addition, we cannot forecast with precision which product candidates, if any, may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.
We are required to expend substantial resources in the development of our product candidates due to the lengthy process of completing clinical trials and seeking regulatory approval. Any failure or delay in completing clinical trials, or in obtaining regulatory approvals, could delay our generation of product revenue and increase our research and development expenses.
Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Selling, general and administrative expenses, excluding stock-based compensation expense	$12,752	$9,168
Stock-based compensation expense	1,880	1,766
Total selling, general and administrative expenses	$14,632	$10,934
The increase in selling, general and administrative expenses during the three months ended March 31, 2019 compared to the same period in 2018 was primarily due to increased pre-commercialization activities for narsoplimab, sales and marketing costs related to the re-introduction of OMIDRIA, fees related to patent applications, consulting and professional service fees, and employee-related costs. The change in stock-based compensation is primarily due to timing of employee stock grants.
We expect that our selling, general and administrative expenses will increase slightly in the remaining quarters of 2019 compared to current levels, primarily due to increased pre-commercialization activities for narsoplimab.
Interest Expense

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Interest expense	$5,600	$2,825

The increase in interest expense during the three months ended March 31, 2019 compared to the same periods in the prior year was primarily due to the issuance, in November 2018, of $210.0 million aggregate principal amount of our 6.25% Convertible Senior Notes due 2023, or the Convertible Notes. Non-cash interest expense for the three months ended March 31, 2019 and 2018 was $2.2 million and $1.1 million, respectively. For more information regarding our Convertible Notes, see Part II, Item 8, “Note 8 — Convertible Senior Notes” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Financial Condition - Liquidity and Capital Resources
For the three months ended March 31, 2019, we generated net losses of $24.3 million and incurred negative cash flows from operations of $12.9 million compared to $30.1 million and $11.3 million, respectively, for the three months ended March 31, 2018. As of March 31, 2019, we had $47.2 million in cash, cash equivalents and short-term investments available for general corporate use that are held principally in money-market accounts compared to $60.5 million at December 31, 2018. Our accounts receivable balance at March 31, 2019 was $24.7 million and we had $44.5 million of current liabilities outstanding at March 31, 2019.
As described earlier in this section under “Commercial Product — OMIDRIA”, pass-through status for OMIDRIA allows for separate reimbursement payment (i.e., outside the packaged procedural payment) to ASCs and hospitals using OMIDRIA in procedures involving patients covered by Medicare Part B. OMIDRIA has been granted pass-through reimbursement through September 30, 2020.
We continue to advance a series of clinical and preclinical programs (including three programs currently in Phase 3). We believe OMIDRIA sales will continue to grow in 2019; however, we cannot predict with precision the extent of growth in OMIDRIA revenues in 2019. As a result, despite the significant quarterly revenue growth in OMIDRIA sales prior to the loss of OMIDRIA pass-through reimbursement December 31, 2017, meaningful growth in OMIDRIA sales in 2019 and beyond, are not included in the determination regarding our prospects as a going concern. Similarly, we are unable to include in the determination any proceeds from debt transactions or other financing instruments despite our successful track record in accessing capital through these avenues. We also have not included any potential partnerships related to our products or product candidates. The conditions described above when evaluated within the constraints of the accounting literature raise substantial doubt with respect to our ability to meet our obligations through May 9, 2020 and, therefore, to continue as a going concern.
We plan to continue to fund our operations through proceeds from sales of OMIDRIA. Should it be necessary or determined to be strategically advantageous, we also could pursue debt financings, public and private offerings of our equity securities similar to those we have completed previously, and/or other strategic transactions, which may include licensing a portion of our existing technology. If these capital sources, for any reason, are needed but inaccessible, it would have a significantly negative effect on our financial condition. Should it be necessary to manage our operating expenses, we would reduce our projected cash requirements through reduction of our expenses by delaying clinical trials, reducing selected research and development efforts, and/or implementing other restructuring activities.
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
Cash Flow Data

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Selected cash flow data
Cash provided by (used in):
Operating activities	$(12,948)	$(11,296)
Investing activities	11,287	8,547
Financing activities	(146)	544
Operating Activities. Net cash used in operating activities for the three months ended March 31, 2019 increased by $1.7 million as compared to the same period in 2018. The net increase in cash used in operating activities in the current period compared to the prior year resulted from a $18.9 million decrease in funds provided from to the collection of accounts receivable, and a $0.8 million used in the acquisition of OMIDRIA inventory. This increase in cash used in operating activities was mostly offset by a $5.7 million decrease in our net loss, a $3.0 million decrease in funds used for advance payments, and a $7.7 million increase in funds provided by accounts payable and accrued expenses.
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
Net cash provided by investing activities during the three months ended March 31, 2019 was $11.3 million, a change of approximately $2.7 million from the $8.5 million net cash provided by investing activities for the same period in 2018. Investments sold increased by $2.8 million during the three months ended March 31, 2019 compared to the same period in 2018 to provide cash to fund our operations.
Financing Activities. Net cash used in financing activities during the three months ended March 31, 2019 was $0.1 million, a decrease of $0.7 million compared to the same period in 2018. The decrease in net cash provided by financing activities for the three months ended March 31, 2019 was primarily due to a decrease of proceeds from the exercise of stock options and an increase in principal payments on finance leases.

Contractual Obligations and Commitments
Our future minimum contractual commitments and obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2018. Other than the following, our future minimum contractual obligations and commitments have not changed materially from the amounts previously reported.
Goods & Services
We have certain non-cancelable obligations under various other agreements for the acquisition of goods and services associated with the manufacturing of our product candidates that contain firm commitments. As of March 31, 2019, our aggregate firm commitments are $13.7 million.
We may also be required, in connection with in-licensing or asset acquisition agreements, to make certain royalty and milestone payments and we cannot, at this time, determine when or if the related milestones will be achieved or whether the events triggering the commencement of payment obligations will occur. Therefore, such payments are not included in the amount above.
Lease Agreements
We have operating leases related to our office and laboratory space in The Omeros Building. The initial term of the leases is through November 2027 and we have two options to extend the lease term, each by five years. We have finance leases for certain laboratory and office equipment that have lease terms expiring through December 2021. On January 1, 2019, we adopted Topic 842. The adoption did not change our contractual obligations related to lease agreements. See Part I, Item 1, Note 7 - “Lease Liabilities” for the maturities of our lease liabilities as of March 31, 2019.
Critical Accounting Policies and Significant Judgments and Estimates
There have not been any material changes in our critical accounting policies and significant judgments and estimates as disclosed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018, except for the adoption ASU 2016-02, Leases. See Note 1 - “Organization and Significant Accounting Policies” and Note 7 - “Lease Liabilities” in this Form 10-Q for additional information about our adoption of ASU 2016-02 - Leases.

Off-Balance Sheet Arrangements
We have not engaged in any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk is primarily confined to our investment securities and notes payable. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in high-credit-quality securities. As of March 31, 2019, we had cash, cash equivalents and short-term investments of $47.2 million. In accordance with our investment policy, we invest funds in highly liquid, investment-grade securities. These securities in our investment portfolio are not leveraged and are classified as available-for-sale. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates and, with our current portfolio of short-term investments, we are not exposed to potential loss due to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2019. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, in the ordinary course of business, we may be involved in various claims, lawsuits and other proceedings. As of the date of filing of this Quarterly Report on Form 10-Q, we were not involved in any material legal proceedings.

ITEM 1A. RISK FACTORS

We operate in an environment that involves a number of risks and uncertainties. Before making an investment decision you should carefully consider the risks described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 1, 2019. In assessing the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018, you should also refer to the other information included therein and in this Quarterly Report on Form 10-Q. In addition, we may be adversely affected by risks that we currently deem immaterial or by other risks that are not currently known to us. The trading price of our common stock could decline due to any of these risks and you may lose all or part of your investment.

There has not been a material change to the risk factors as set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEROS CORPORATION

Dated: May 9, 2019	/s/ Gregory A. Demopulos
Gregory A. Demopulos, M.D.
President, Chief Executive Officer and Chairman of the Board of Directors

Dated: May 9, 2019	/s/ Michael A. Jacobsen
Michael A. Jacobsen
Vice President, Finance, Chief Accounting Officer and Treasurer