Form 10-Q
period 2019-09-30
OMEROS CORP
filed 2019-11-12
CIK 1285819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 8, 2019, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 49,747,818.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the Securities Act) and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act) which are subject to the “safe harbor” created by those sections for such statements. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical fact are “forward-looking statements.” Terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “likely,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” and similar expressions and variations thereof are intended to identify forward-looking statements, but these terms are not the exclusive means of identifying such statements. Examples of these statements include, but are not limited to, statements regarding:

●	our expectations related to obtaining permanent separate or similar reimbursement for OMIDRIA® (phenylephrine and ketorolac intraocular solution) 1%/0.3% from the Centers for Medicare & Medicaid Services (CMS) for periods after September 30, 2020, and our expectations regarding reimbursement coverage for OMIDRIA by commercial and government payers;
●	our estimates regarding how long our existing cash, cash equivalents, short-term investments and revenues will be sufficient to fund our anticipated operating expenses, capital expenditures and debt service obligations;
●	our expectations relating to demand for OMIDRIA from wholesalers, ambulatory surgery centers (ASCs) and hospitals, and our expectations regarding OMIDRIA product sales;
●	our plans for the marketing and distribution of OMIDRIA and our estimates of OMIDRIA chargebacks and rebates, distribution fees and product returns;
●	our expectations regarding the clinical, therapeutic and competitive benefits and importance of OMIDRIA and our product candidates;
●	our ability to design, initiate and/or successfully complete clinical trials and other studies for our products and product candidates and our plans and expectations regarding our ongoing or planned clinical trials, including for our lead MASP-2 inhibitor, narsoplimab (also referred to as OMS721), and for our other investigational candidates, including OMS527 and OMS906;
●	with respect to our narsoplimab clinical programs, our expectations regarding: whether enrollment in any or all ongoing and planned Phase 3 and Phase 2 clinical trials will proceed as expected; whether we can capitalize on the financial and regulatory incentives provided by orphan drug designations granted by the U.S. Food and Drug Administration (FDA), the European Commission (EC), or the European Medicines Agency (EMA); and whether we can capitalize on the regulatory incentives provided by fast-track and/or breakthrough therapy designations granted by the FDA;
●	our expectations regarding clinical plans and anticipated or potential paths to regulatory approval of narsoplimab by the FDA and/or EMA in hematopoietic stem cell transplant-associated thrombotic microangiopathy (HSCT-TMA), Immunoglobulin A (IgA) nephropathy, and atypical hemolytic uremic syndrome (aHUS);
●	whether and when a Biologics License Application (BLA) may be filed with the FDA for narsoplimab in any indication, whether the FDA will grant approval for narsoplimab in any indication, and whether any such approval will be accelerated or regular (full) approval;
●	whether and when a marketing authorization application (MAA) may be filed with the EMA for narsoplimab in any indication, and whether the EMA will grant approval for narsoplimab in any indication;
●	our plans for the commercial launch of narsoplimab following any regulatory approval and our estimates and expectations regarding coverage and reimbursement for any approved products;

●	our expectation that we will rely on contract manufacturers to manufacture OMIDRIA for commercial sale and to manufacture our product candidates for purposes of clinical supply and in anticipation of potential commercialization;
●	our ability to raise additional capital through the capital markets or through one or more corporate partnerships, equity offerings, debt financings, collaborations, licensing arrangements or asset sales;
●	our expectations about the commercial competition that OMIDRIA and our product candidates, if commercialized, face or may face;
●	the expected course and costs of existing claims, legal proceedings and administrative actions, our involvement in potential claims, legal proceedings and administrative actions, and the merits, potential outcomes and effects of both existing and potential claims, legal proceedings and administrative actions, as well as regulatory determinations, on our business, prospects, financial condition and results of operations;
●	the extent of protection that our patents provide and that our pending patent applications will provide, if patents are issued from such applications, for our technologies, programs, products and product candidates;
●	the factors on which we base our estimates for accounting purposes and our expectations regarding the effect of changes in accounting guidance or standards on our operating results; and
●	our expected financial position, performance, revenues, growth, costs and expenses, magnitude of net losses and the availability of resources.

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

OMEROS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMEROS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$8,861	$5,861
Short-term investments	18,481	54,637
Receivables, net	29,931	22,818
Inventory	1,173	88
Prepaid expense and other assets	5,353	6,463
Total current assets	63,799	89,867
Property and equipment, net	3,787	3,845
Right of use assets	21,302	—
Restricted investments	1,154	1,154
Advanced payments, non-current	1,221	1,070
Total assets	$91,263	$95,936

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$9,702	$6,281
Accrued expenses	33,996	30,186
Current portion of lease liabilities	3,055	889
Total current liabilities	46,753	37,356
Lease liabilities, non-current	28,654	1,578
Unsecured convertible senior notes, net	155,771	148,981
Deferred rent	—	8,177
Commitments and contingencies (Note 8)
Shareholders’ deficit:
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized; none issued and outstanding at September 30, 2019 and December 31, 2018.	—	—
Common stock, par value $0.01 per share, 150,000,000 shares authorized at September 30, 2019 and December 31, 2018; 49,525,474 and 49,011,684 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively.	495	490
Additional paid-in capital	564,976	549,479
Accumulated deficit	(705,386)	(650,125)
Total shareholders’ deficit	(139,915)	(100,156)
Total liabilities and shareholders’ deficit	$91,263	$95,936

See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue:
Product sales, net	$29,856	$4,608	$78,389	$7,852

Costs and expenses:
Cost of product sales	278	36	464	355
Research and development	23,746	26,862	69,108	64,414
Selling, general and administrative	16,933	13,152	48,493	36,830
Total costs and expenses	40,957	40,050	118,065	101,599
Loss from operations	(11,101)	(35,442)	(39,676)	(93,747)
Interest expense	(5,715)	(4,602)	(16,846)	(11,104)
Other income	353	572	1,261	1,628
Net loss	$(16,463)	$(39,472)	$(55,261)	$(103,223)
Comprehensive loss	$(16,463)	$(39,472)	$(55,261)	$(103,223)
Basic and diluted net loss per share	$(0.33)	$(0.81)	$(1.12)	$(2.13)
Weighted-average shares used to compute basic and diluted net loss per share	49,373,156	48,647,416	49,157,055	48,437,870

See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net loss	$(55,261)	$(103,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	10,468	8,896
Non-cash interest expense	6,790	4,308
Depreciation and amortization	1,262	654
Changes in operating assets and liabilities:
Receivables	(7,113)	14,847
Inventory	(1,085)	229
Prepaid expenses and other assets	959	(2,608)
Accounts payable and accrued expenses	6,921	(2,183)
Net cash used in operating activities	(37,059)	(79,080)
Investing activities:
Purchases of property and equipment	(318)	(474)
Purchases of investments	(594)	(45,514)
Proceeds from the sale and maturities of investments	36,750	73,500
Net cash provided by investing activities	35,838	27,512
Financing activities:
Proceeds from borrowings under notes payable	—	44,550
Proceeds upon exercise of stock options and warrants	5,034	6,720
Release in restricted investments	—	56
Payments on finance lease liabilities	(813)	(365)
Net cash provided by financing activities	4,221	50,961
Net increase (decrease) in cash and cash equivalents	3,000	(607)
Cash and cash equivalents at beginning of period	5,861	3,394
Cash and cash equivalents at end of period	$8,861	$2,787

Supplemental cash flow information
Cash paid for interest	$6,811	$6,796
Conversion of accrued interest to notes payable	$—	$3,246
Fair value of warrants issued in connection with notes payable amendment	$—	$1,424
Property acquired under finance lease	$886	$579

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

Basis of Presentation

Our condensed consolidated financial statements include the financial position and results of operations of Omeros Corporation (Omeros) and our wholly owned subsidiaries. All inter-company transactions have been eliminated and we have determined we operate in one segment. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018 includes all adjustments, which include normal recurring adjustments, necessary to present fairly our interim financial information. The Condensed Consolidated Balance Sheet at December 31, 2018 has been derived from our audited financial statements but does not include all of the information and footnotes required by GAAP for audited annual financial information.

The accompanying unaudited condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and related notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the U.S. Securities and Exchange Commission (SEC) on March 1, 2019.

We continue to advance a series of clinical and preclinical programs (including three programs currently in Phase 3). The Centers for Medicare & Medicaid Services (CMS) granted transitional pass-through reimbursement status for OMIDRIA from January 1, 2015 through December 31, 2017 for patients covered by Medicare Part B. On October 1, 2018, OMIDRIA pass-through reimbursement was reinstated for a two-year period. In its 2020 outpatient prospective payment system (OPPS) final rule, issued on November 1, 2019, CMS declined to grant separate payment to OMIDRIA beyond the expiration of its current pass-through status on September 30, 2020. CMS also noted in the 2020 final rule that it would continue to analyze evidence and monitor utilization of OMIDRIA. We cannot at this time predict with precision future OMIDRIA revenues due to the uncertain impact of the 2020 OPPS final rule on sales of OMIDRIA in 2019 and 2020. As a result, despite our record OMIDRIA sales over consecutive quarters, meaningful growth in OMIDRIA sales in the fourth quarter 2019 and 2020 are not included in the determination regarding our prospects as a going concern. Similarly, we are unable to include in the determination amounts available under our revolving line of credit or any proceeds from debt transactions or other financing instruments despite our successful track record in accessing capital through these avenues. We also have not included any potential partnerships related to our products or product candidates. The conditions described above, when evaluated within the constraints of the accounting literature, raise substantial doubt with respect to our ability to meet our obligations through November 12, 2020 and, therefore, to continue as a going concern.

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

Recent Accounting Pronouncement Not Yet Adopted

In June 2016, the Financial Accounting Standards Board issued ASU 2016-13, Financial Instruments — Credit Losses, (Topic 326) which changes how entities account for credit losses on most financial assets and certain other instruments, and expands disclosures. The standard is effective for annual and interim periods beginning after December 15, 2019 with early adoption permitted. We expect to adopt the standard on January 1, 2020 and are still in process of evaluating the effect of adoption on our consolidated financial statements and disclosures.

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

The basic and diluted net loss per share amounts for the three and nine months ended September 30, 2019 and 2018 were computed based on the shares of common stock outstanding during the respective periods. Potentially dilutive securities excluded from the diluted loss per share calculation are as follows:

	September 30,
	2019	2018
Outstanding options to purchase common stock	11,494,722	10,123,530
Outstanding warrants to purchase common stock	243,115	243,115
Total potentially dilutive shares excluded from loss per share	11,737,837	10,366,645

Note 3—Certain Balance Sheet Accounts

Accounts Receivable, net

Accounts receivable, net consist of the following:

	September 30,	December 31,
	2019	2018
	(In thousands)
Trade receivables, net	$29,809	$22,654
Sublease and other receivables	122	164
Total accounts receivables, net	$29,931	$22,818

Trade receivables are shown net of $1.5 million and $0.4 million of chargeback and product return allowances as of September 30, 2019 and December 31, 2018, respectively.

Inventory

Inventory consists of the following:

	September 30,	December 31,
	2019	2018
	(In thousands)
Raw materials	$43	$83
Work-in-progress	379	—
Finished goods	751	5
Total inventory	$1,173	$88

Property and Equipment, Net

Property and equipment, net consists of the following:

	September 30,	December 31,
	2019	2018
	(In thousands)
Finance leases	$4,920	$4,034
Laboratory equipment	2,828	2,569
Computer equipment	921	862
Office equipment and furniture	625	625
Total cost	9,294	8,090
Less accumulated depreciation and amortization	(5,507)	(4,245)
Total property and equipment, net	$3,787	$3,845

For the nine months ended September 30, 2019 and 2018, depreciation and amortization expenses were $1.3 million and $0.7 million, respectively.

Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2019	2018
	(In thousands)
Contract research and development	$10,559	$12,012
Sales rebates, fees and discounts	9,691	8,075
Interest payable	4,922	1,677
Employee compensation	3,371	2,714
Consulting and professional fees	3,162	3,669
Clinical trials	1,432	820
Other accrued expenses	859	1,219
Total accrued expenses	$33,996	$30,186

Note 4—Fair-Value Measurements

As of September 30, 2019, and December 31, 2018, all investments were classified as short-term and available-for-sale on the accompanying Condensed Consolidated Balance Sheets. Investment income, which was included as a component of other income, consists of interest earned.

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

Our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	September 30, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money-market funds classified as non-current restricted cash and investments	$1,154	$—	$—	$1,154
Money-market funds classified as short-term investments	18,481	—	—	18,481
Total	$19,635	$—	$—	$19,635

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money-market funds classified as non-current restricted cash and investments	$1,154	$—	$—	$1,154
Money-market funds classified as short-term investments	54,637	—	—	54,637
Total	$55,791	$—	$—	$55,791

Cash held in demand deposit accounts of $8.9 million and $5.9 million is excluded from our fair-value hierarchy disclosure as of September 30, 2019 and December 31, 2018, respectively. There were no unrealized gains or losses associated with our short-term investments as of September 30, 2019 or December 31, 2018. The carrying amounts reported in the accompanying Condensed Consolidated Balance Sheets for receivables, accounts payable, other current monetary assets and liabilities approximate fair value.

Note 5—Debt

2016 CRG Loan Agreement

In 2016, we entered into a term loan agreement with CRG Servicing LLC (the CRG Loan) and borrowed $80.0 million thereunder. In May 2018, we borrowed the remaining $45.0 million available under the CRG Loan and issued warrants to purchase up to 200,000 shares of our common stock with an exercise price of $23.00 per share. The warrants have a five-year term and remained outstanding as of September 30, 2019.

In November 2018, we issued $210.0 million in principal amount of unsecured convertible senior notes (see Note 6 - “Convertible Senior Notes”) and repaid the CRG Loan. Upon repayment, we incurred a loss on early extinguishment of debt of $13.0 million.

2019 Silicon Valley Bank Line of Credit Agreement

On August 2, 2019, we entered into a Loan and Security Agreement with Silicon Valley Bank (the Loan Agreement), which provides for a $50.0 million revolving line of credit facility. Under the Loan Agreement we may draw, on a revolving basis, up to the lesser of $50.0 million and 85.0% of our eligible accounts receivable, less certain reserves. The Loan Agreement is secured by all our assets excluding intellectual property and development program inventories and matures on August 2, 2022.

Interest on amounts outstanding is payable monthly at a floating rate equal to the greater of 5.50% and the prime rate per annum. If the Loan Agreement is terminated prior to the maturity date for any reason other than replacement with a new Silicon Valley Bank (SVB) credit facility or a new syndicated facility in which SVB acts as the agent, we are required to pay a termination fee equal to 2.0% of the revolving line facility (or $1.0 million). We paid an initial commitment fee of $150,000 upon closing and are required to pay additional commitment fees of $150,000 on each of the first and second anniversaries of the closing date, or upon the earlier termination of, or default under, the Loan Agreement.

The Loan Agreement requires a lockbox arrangement whereby our trade accounts receivable collections are deposited into a control account. Amounts deposited in the account are transferred daily to our operating account, except that during periods of reduced liquidity or upon an event of default, the amounts received in the control account are applied to reduce the outstanding obligations under the Loan Agreement. The Loan Agreement includes customary events of default that include, among other things, breach, non-payment, inaccuracy of representations and warranties, the occurrence of a material adverse change in our business or prospects for repayment of the loan, cross default to material indebtedness or material agreements, bankruptcy and insolvency, material judgments and a change in control. In the event of default, SVB may require all obligations under the Loan Agreement to be immediately due and payable and charge a default rate of interest thereon.

As of September 30, 2019, we had no outstanding borrowings under the Loan Agreement.

Note 6—Convertible Senior Notes

On November 15, 2018, we issued at face value $210.0 million aggregate principal amount of our 6.25% Convertible Senior Notes due 2023 (the Convertible Notes). The Convertible Notes are unsecured and accrue interest at an annual rate of 6.25% per annum, payable semi-annually in arrears on May 15 and November 15 of each year, beginning on May 15, 2019.

The Convertible Notes will be convertible into cash, shares of our common stock or a combination thereof, as we elect at our sole discretion. The initial conversion rate is 52.0183 shares of our common stock per $1,000 of note principal (equivalent to an initial conversion price of approximately $19.22 per share of common stock), subject to adjustment in certain circumstances. As of September 30, 2019, all Convertible Notes remain outstanding.

The balance of our Convertible Notes at September 30, 2019 and December 31, 2018, is as follows:

	September 30,	December 31,
	2019	2018
	(In thousands)
Principal amount	$210,000	$210,000
Unamortized discount	(49,907)	(56,156)
Unamortized issuance costs attributable to principal amount	(4,322)	(4,863)
Total Convertible Notes, net	$155,771	$148,981

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

As described further in Note 1 – “Organization and Significant Accounting Policies”, on January 1, 2019, we adopted ASU 2016-02, Leases, (Topic 842) using a modified retrospective approach versus recasting the prior periods presented. The lease-related assets and liabilities recorded on the balance sheet are as follows. Prior year interim financial statements were not recast under the new standard and, therefore, those amounts are not presented below.

	Classification on the Balance Sheet	September 30, 2019
Assets		(In thousands)
Operating lease assets	Right of use assets	$21,302
Finance lease assets	Property and equipment, net	2,774
Total lease assets		$24,076

Liabilities
Current:
Operating leases	Current portion of lease liabilities	$1,927
Finance lease	Current portion of lease liabilities	1,128
Non-current:
Operating	Lease liability, non-current	27,242
Finance	Lease liability, non-current	1,412
Total lease liabilities		$31,709

Weighted-average remaining lease term
Operating leases		8.1 years
Finance leases		2.4 years
Weighted-average discount rate
Operating leases		12.85%
Finance leases		12.26%

The components of total lease costs are as follows:

Nine Months Ended
September 30, 2019
(In thousands)
Lease cost
Operating lease cost	$3,121
Finance lease cost:
Amortization	984
Interest	248
Short-term lease cost	275
Variable lease cost	1,424
Sublease income	(673)
Total lease cost	$5,379

The supplemental cash flow information related to leases during 2019 is as follows:

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$4,962
Operating cash flows used for finance leases	$248
Financing cash flows used for finance leases	$813

The future maturities of our lease liabilities as of September 30, 2019 are as follows:

	Operating	Finance
	Leases	Leases
	(In thousands)
2019	$1,358	$342
2020	5,755	1,248
2021	5,826	889
2022	5,898	296
2023	5,972	95
Thereafter	23,102	—
Total undiscounted lease payments	47,911	2,870
Less interest	18,742	330
Lease liabilities	$29,169	$2,540

In September 2019, we recognized a new lease component associated with additional office space in our headquarters building and recorded additional lease liability of $3.7 million. In October 2019, we leased additional office and laboratory space in our headquarters building and recorded the associated lease liability of $3.9 million.

Note 8—Commitments and Contingencies

Contracts

We have various agreements with third parties that would collectively require payment of termination fees totaling $22.6 million as of September 30, 2019 if we cancel the work within specific time frames, either prior to commencing or during performance of the contracted services.

Development Milestones and Product Royalties

We have licensed a variety of intellectual property from third parties that we are currently developing or may develop in the future. These licenses may require milestone payments during clinical development as well as low single to low double-digit royalties on the net income or net sales of the product. For the three and nine months ended September 30, 2019 and the year ended December 31, 2018, development milestones incurred were insignificant and we did not owe any royalties.

Note 9—Shareholders’ Deficit

Common Stock

For the nine months ended September 30, 2019, we received proceeds of $5.0 million upon the exercise of stock options which resulted in the issuance of 513,790 shares of common stock. For the nine months ended September 30, 2018, we received proceeds of $6.7 million upon the exercise of stock options and warrants which resulted in the issuance of 763,575 shares of common stock.

Warrants

In connection with the April 2018 amendment to the CRG Loan, we issued warrants to purchase up to 200,000 shares of our common stock with an exercise price of $23.00 per share and total fair value of $1.4 million. The warrants have a five-year term and remain outstanding as of September 30, 2019.

In September 2018, other warrant holders with a right to purchase 57,487 shares of our common stock exercised their warrants. In conjunction with this cashless exercise, we issued 34,509 shares of our common stock. As of September 30, 2019, 43,115 of these warrants remain outstanding. The warrants are exercisable through May 18, 2023.

Interim Condensed Consolidated Statements of Shareholders’ Deficit

The changes in interim balances of the components of our shareholders’ deficit are as follows:

		Additional
	Common	Paid-In	Accumulated
	Stock	Capital	Deficit	Total
	(In thousands)
Balance January 1, 2019	$490	$549,479	$(650,125)	$(100,156)
Exercise of stock options	—	108	—	108
Stock-based compensation expense	—	3,374	—	3,374
Net loss	—	—	(24,345)	(24,345)
Balance March 31, 2019	490	552,961	(674,470)	(121,019)
Exercise of stock options	2	1,598	—	1,600
Stock-based compensation expense	—	3,598	—	3,598
Net loss	—	—	(14,453)	(14,453)
Balance June 30, 2019	492	558,157	(688,923)	(130,274)
Exercise of stock options	3	3,323	—	3,326
Stock-based compensation expense	—	3,496	—	3,496
Net loss	—	—	(16,463)	(16,463)
Balance September 30, 2019	$495	$564,976	$(705,386)	$(139,915)

		Additional
	Common	Paid-In	Accumulated
	Stock	Capital	Deficit	Total
	(In thousands)
Balance January 1, 2018	$482	$520,072	$(523,368)	$(2,814)
Exercise of stock options	1	686	—	687
Stock-based compensation expense	—	2,966	—	2,966
Net loss	—	—	(30,054)	(30,054)
Balance March 31, 2018	483	523,724	(553,422)	(29,215)
Warrants issued	—	1,424	—	1,424
Exercise of stock options	2	2,188	—	2,190
Stock-based compensation expense	—	3,000	—	3,000
Net loss	—	—	(33,697)	(33,697)
Balance June 30, 2018	485	530,336	(587,119)	(56,298)
Exercise of stock options	5	3,839	—	3,844
Stock-based compensation expense	—	2,929	—	2,929
Net loss	—	—	(39,472)	(39,472)
Balance September 30, 2018	$490	$537,104	$(626,591)	$(88,997)

Note 10—Stock-Based Compensation

Stock-based compensation expense includes the amortization of stock options granted to employees and non-employees and has been reported in our Condensed Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Research and development	$1,558	$1,334	$4,698	$3,720
Selling, general and administrative	1,938	1,595	5,770	5,176
Total	$3,496	$2,929	$10,468	$8,896

The fair value of each option grant to employees, directors and non-employees is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were applied to all stock option grants:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Estimated weighted-average fair value	$11.81	$16.30	$9.91	$10.22
Weighted-average assumptions:
Expected volatility	79%	78%	81%	77%
Expected term, in years	6.1	6.1	6.0	6.0
Risk-free interest rate	2.10%	2.77%	2.44%	2.66%
Expected dividend yield	—%	—%	—%	—%

Stock option activity for all stock plans and related information is as follows:

		Weighted-
		Average		Aggregate
		Exercise	Remaining	Intrinsic
	Options	Price per	Contractual Life	Value
	Outstanding	Share	(In years)	(In thousands)
Balance at December 31, 2018	10,313,138	$11.22
Granted	1,956,205	14.17
Exercised	(513,790)	9.80
Forfeited	(260,831)	16.07
Balance at September 30, 2019	11,494,722	$11.67	6.25	$56,610
Vested and expected to vest at September 30, 2019	11,126,906	$11.59	6.17	$55,668
Exercisable at September 30, 2019	8,117,842	$10.68	5.20	$47,725

At September 30, 2019, there were 3,376,880 unvested options outstanding that will vest over a weighted-average period of 2.7 years and 5,396,836 shares were available to grant. The total estimated compensation expense yet to be recognized on outstanding options is $27.4 million.

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

Our drug product OMIDRIA® is marketed in the United States (U.S.) for use during cataract surgery or intraocular lens replacement to maintain pupil size by preventing intraoperative miosis (pupil constriction) and to reduce postoperative pain. In our pipeline we have multiple Phase 3 and Phase 2 clinical-stage development programs focused on complement-mediated disorders and substance abuse. In addition, we have a diverse group of preclinical programs, including GPR174, a novel target in immuno-oncology that modulates a new cancer immunity axis recently discovered by us. Small-molecule inhibitors of GPR174 are part of our proprietary G protein-coupled receptor (GPCR) platform through which we control 54 new GPCR drug targets and their corresponding compounds. We also exclusively possess a novel antibody-generating platform. For OMIDRIA and each of our product candidates and our programs, we have retained control of all commercial rights.

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

We launched OMIDRIA in the U.S. in the second quarter of 2015 and sell OMIDRIA primarily through wholesalers which, in turn, sell to ambulatory surgery centers (ASCs) and hospitals. The Centers for Medicare & Medicaid Services (CMS), the federal agency responsible for administering the Medicare program, granted transitional pass-through reimbursement status for OMIDRIA in 2014, effective from January 1, 2015 through December 31, 2017. Pass-through status allows for separate payment (i.e., outside the packaged payment rate for the surgical procedure) under Medicare Part B. In March 2018, the Consolidated Appropriations Act of 2018 (the Appropriations Act) was signed into law. The Appropriations Act included a provision by which Congress extended pass-through reimbursement status for a small number of drugs, including OMIDRIA, used during procedures performed on Medicare Part B fee-for-service patients for an additional two years, running from October 1, 2018 until September 30, 2020.

We continue to pursue permanent separate reimbursement for OMIDRIA beyond the currently scheduled expiration of pass-through reimbursement. CMS is required under the Substance Use–Disorder Prevention that Promotes Opioid Recovery and Treatment (SUPPORT) for Patients and Communities Act to review payments under its CMS’

outpatient prospective payment system (OPPS) for opioids and evidence-based non-opioid alternatives for pain management with a goal to ensure that there are not financial incentives to use opioids instead of non-opioid alternatives. In its 2020 OPPS proposed rule, CMS noted that non-opioid drugs that are indicated for reduction of post-operative pain may warrant separate payment if there is evidence to show that such drugs help to deter or avoid prescription opioid use and addiction and that packaged payment presents a demonstrated barrier to access for such drugs. Although Omeros provided CMS with evidence that it believes shows that OMIDRIA meets these criteria, CMS declined in its 2020 OPPS final rule to grant separate payment to OMIDRIA beyond the expiration of its current pass-through status on September 30, 2020. CMS also noted in the 2020 final rule that it will continue to analyze evidence and monitor utilization of OMIDRIA. We continue to generate evidence and intend to continue pursuing administrative and legislative avenues to secure permanent separate payment or similar reimbursement for OMIDRIA beyond September 30, 2020; however, we cannot provide assurance that these efforts will be successful. For more information regarding OMIDRIA reimbursement, see “Results of Operations” below.

We also continue to pursue expansion of reimbursement for OMIDRIA by Medicare Advantage and other third-party payers. CMS recently assigned a permanent product-specific Healthcare Common Procedure Coding System (HCPCS) J-code for OMIDRIA, which became effective October 1, 2019 and replaced the drug’s former temporary HCPCS C-code. J-codes are reimbursement codes used by commercial insurance plans, Medicare, Medicare Advantage, and other government payers for drugs like OMIDRIA that are administered by a physician. Benefits of the new J-code include having one consistent billing code that can be used across all government and commercial payer plans as well as expanding coverage in state Medicaid and commercial plans that recognize J-codes, but not C-codes, for reimbursement and enabling access to the increasing number of cataract procedures performed in the physician office setting.

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

Clinical Development Programs

Our clinical stage development programs include:

●	MASP-2 - narsoplimab (OMS721) - Lectin Pathway Disorders. Narsoplimab, also referred to as OMS721, is our lead human monoclonal antibody targeting mannan-binding lectin-associated serine protease-2 (MASP-2), a novel pro-inflammatory protein target involved in activation of the complement system. The complement system plays a role in the body’s inflammatory response and becomes activated as a result of tissue damage or trauma or microbial pathogen invasion. Inappropriate or uncontrolled activation of the complement system can cause diseases characterized by serious tissue injury. MASP-2 is the effector enzyme of the lectin pathway of the complement system, and the current development focus for narsoplimab is diseases in which the lectin pathway has been shown to contribute to significant tissue injury and pathology. When not treated, these diseases are typically characterized by significant end organ injuries, such as kidney or central nervous system injury.

We are conducting Phase 3 clinical programs for narsoplimab in hematopoietic stem cell transplant-associated thrombotic microangiopathy (HSCT-TMA), Immunoglobulin A (IgA) nephropathy, and atypical hemolytic uremic syndrome (aHUS). In addition, we have an ongoing Phase 2 clinical trial evaluating narsoplimab in renal diseases, currently focused on patients with IgA nephropathy.

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

In October 2019, we initiated the rolling submission to FDA of our BLA for narsoplimab for the treatment of HSCT-TMA. Rolling submission enables us to submit sections of the BLA as they are completed, which can accelerate the time to approval by allowing FDA to review completed sections of the application as they are submitted rather than waiting for the entire BLA to be submitted before beginning its review. The initial submission to FDA included all of the nonclinical (i.e., pharmacology, pharmacokinetics and toxicology) data, study reports, overview and summaries for the nonclinical sections of the BLA. Once all clinical data collection, dataset compilation and data analysis are complete, the clinical parts of the BLA will be scheduled for submission, to be followed by the quality (i.e., chemistry, manufacturing and controls) section.

Based on communications with the FDA and the EMA regarding expectations for our marketing applications (BLA and MAA), we plan to submit for regulatory approval of narsoplimab for HSCT-TMA with data from patients already enrolled in the ongoing HSCT-TMA clinical trial and from HSCT-TMA patients treated with narsoplimab under compassionate use protocols. We have also agreed with the FDA on the primary endpoint criteria to be used for approval. The response-based primary endpoint for HSCT-TMA requires a showing of both a beneficial effect on the underlying HSCT-TMA disease process and a meaningful improvement in patients’ clinical status. The endpoint includes laboratory measures and markers of organ function as well as platelet and red blood cell transfusion burden. We are collecting the additional data needed for our marketing applications from the medical records of patients already treated with narsoplimab in our HSCT-TMA clinical trial or under a compassionate use protocol.

In Europe, EMA has confirmed narsoplimab’s eligibility for EMA’s centralized review procedure, which allows submission of a single MAA that, if approved, authorizes the product to be marketed in all EU member states and EEA countries rather than requiring separate national approvals. We intend to harmonize the contents of the BLA and MAA. In October 2019 we received a positive opinion from EMA on our pediatric investigation plan (PIP) for narsoplimab in the treatment HSCT-TMA. A PIP outlining a development program for the investigational product in the pediatric population must be agreed with EMA as a prerequisite to EMA’s acceptance of an MAA. The narsoplimab PIP provides a study plan to evaluate the safety and effectiveness of the drug for HSCT-TMA in patients from one month through 17 years of age. We received a deferral for completion of our PIP until after approval of the narsoplimab MAA.

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

●	PDE7 - OMS527. In our phosphodiesterase 7 (PDE7) program, we are developing proprietary compounds to treat addiction and compulsive disorders as well as movement disorders. In September 2019 we reported positive results from our Phase 1 single-ascending- and multiple-ascending-dose clinical trial designed to assess safety, tolerability and pharmacokinetics of our lead compound in healthy subjects.

In the double blind, randomized Phase 1 study, the study drug, referred to as OMS182399, met the primary endpoints of safety and tolerability and showed a favorable and dose-proportional pharmacokinetic (PK) profile supporting once-daily dosing. There was no apparent food effect on plasma exposure to OMS182399.

In the single-ascending-dose part of the study (Part 1), 47 fasted subjects received single oral doses of placebo or OMS182399 in five sequential ascending-dose cohorts and in a single-dose cohort of non-fasting (i.e., fed) subjects. In the multiple-dose part of the study (Part 2), 37 non-fasting subjects received oral doses of placebo or OMS182399 once a day for 14 days in three sequential cohorts. In aggregate, the number of subjects reporting any treatment-emergent adverse event (TEAE) was 5 of 21 (23.8 percent) for those receiving placebo and 18 of 63 (28.6 percent) for those receiving OMS182399. All TEAEs in subjects receiving OMS182399 were mild in intensity and transient. The most common TEAE in subjects receiving OMS182399 (and more frequent than placebo) was headache, occurring in 3 of 35 (8.6 percent) subjects receiving single doses and 4 of 28 (14.3 percent) subjects receiving multiple doses. No serious TEAE or lab-related TEAE was reported, and there was no dose dependency of TEAEs observed. We plan to conduct a Phase 2a study targeting nicotine addiction.

Preclinical Development Programs and Platforms

Our preclinical programs and platforms include:

●	MASP-3 - OMS906 - Alternative Pathway Disorders. As part of our complement target program, we have identified mannan-binding lectin-associated serine protease-3 (MASP-3), which has been shown to be the key activator of the complement system’s alternative pathway (APC). We believe that we are the first to make this and related discoveries associated with the APC. The complement system is part of the immune system’s innate response, and the APC is considered the amplification loop within the complement system. MASP-3 is responsible for the conversion of pro-factor D to factor D, and converted factor D is necessary for the activation of the APC. Based on our alternative pathway-related discoveries, we have expanded our intellectual property position to protect our inventions stemming from these discoveries beyond MASP-2-associated inhibition of the lectin pathway to include inhibition of the alternative pathway. Our current primary focus in this program is developing MASP-3 inhibitors for the treatment of disorders related to the APC. We believe that MASP-3 inhibitors have the potential to treat patients suffering from a wide range of diseases and conditions, including: paroxysmal nocturnal hemoglobinuria (PNH); C3 glomerulopathy; multiple sclerosis; arthritis; traumatic brain injury; neuromyelitis optica; pauci-immune necrotizing crescentic glomerulonephritis; disseminated intravascular coagulation; age-related macular degeneration; asthma; dense deposit disease; Bechet’s disease; aspiration pneumonia; TMA; ischemia-reperfusion injury; Guillain Barre syndrome; Alzheimer’s disease; amylotrophic lateral sclerosis; systemic lupus erythematosus; diabetic retinopathy; uveitis; chronic obstructive pulmonary disease; transplant rejection; acute respiratory distress syndrome; antineutrophil cytoplasmic antibody-associated vasculitis; anti-phospholipid syndrome; atherosclerosis; myasthenia gravis and others. Our OMS906 program has generated positive data in a well-established animal model associated with PNH. The program has also generated positive data in a well-established animal model of arthritis. In preparation for clinical trials, the manufacturing scale-up process is underway for a MASP-3 inhibitor antibody. The initial clinical focus in this program is PNH. Nonclinical human-dose-enabling studies are planned for this year and clinical trials are targeted to begin in the first half of 2020.
●	Other MASP Inhibitor Preclinical Programs. We have generated positive preclinical data from MASP-2 inhibition in in vivo models of age-related macular degeneration, myocardial infarction, diabetic neuropathy, stroke, ischemia-reperfusion injury, and other diseases and disorders. As part of lifecycle planning for narsoplimab we are developing small-molecule inhibitors of MASP-2 designed for oral administration, as well as a long-acting second-generation antibody against MASP-2 designed for subcutaneous administration. Both of these development programs are targeted for clinical entry in 2021. Development efforts to small-molecule inhibitors of MASP-3 and bispecific inhibitors of MASP-2/-3.
●	GPCR Platform and Programs. We have developed a proprietary cellular redistribution assay which we use in a high-throughput manner to identify synthetic ligands, including antagonists, agonists and inverse agonists, that bind to and affect the function of orphan GPCRs. We are conducting in vitro and in vivo preclinical efficacy studies and optimizing compounds for a number of targets. One of our priorities in this program is GPR174. In ex vivo human studies, our small-molecule inhibitors targeting GPR174 upregulate the production of cytokines (e.g., IL-2, interferon-γ), block multiple checkpoints (e.g., PDL-1, CTLA-4, LAG-3) and tumor promoters (e.g., amphiregulin), and suppress regulatory T-cells. Based on our data, we believe that GPR174 controls a major pathway in cancer and modulation of the receptor could provide a seminal advance in immuno-oncologic treatments for a wide range of tumors. Our recent discoveries suggest a new approach to cancer immunotherapy that targets inhibition of GPR174 and can be combined with and significantly improve the tumor-killing effects of adenosine pathway inhibitors. These discoveries include (i) identification of cancer-immunity pathways controlled by GPR174, (ii) the identification of phosphatidylserine as a natural ligand for GPR174, (iii) a collection of novel small-molecule inhibitors of GPR174 and (iv) a synergistic enhancement of “tumor-fighting” cytokine production by T cells following the combined inhibition of both GPR174 and the adenosine pathway (e.g., A2A and/or A2B), another key metabolic pathway that regulates tumor immunity. We continue to focus on GPR174 and several other of our GPCR targets with the objective of moving compounds targeting them into human trials.

Financial Summary

For the three months ended September 30, 2019 and 2018, we recognized net losses of $16.5 million and $39.5 million, respectively, and our OMIDRIA revenues were $29.9 million and $4.6 million, respectively. During the period from January 1, 2018 to September 30, 2018, OMIDRIA was not reimbursed separately when used for procedures involving patients covered by Medicare Part B. Separate reimbursement payment for OMIDRIA was restored for a two-year period effective October 1, 2018 as a result of securing an extension of pass-through reimbursement status. In its 2020 OPPS final rule, issued on November 1, 2019, CMS declined to grant separate payment to OMIDRIA beyond the expiration of its current pass-through status on September 30, 2020. CMS also noted in the 2020 final rule that it would continue to analyze evidence and monitor utilization of OMIDRIA. See “Commercial Product - OMIDRIA” earlier in this section for additional details regarding the pass-through reimbursement status for OMIDRIA.

_________________________________________________________________________________________________

*Fiscal quarters without pass-through reimbursement.

We expect our net losses will continue until we derive sufficient revenues from sales of OMIDRIA and/or other sources, such as licensing, product sales and other revenues from our product candidates, that are sufficient to cover our operating expenses and debt service obligations.

As of September 30, 2019, we had $27.3 million in cash and cash equivalents and short-term investments available for general corporate use and $29.9 million in accounts receivable, net.

Results of Operations

Revenue

Our revenue consists of OMIDRIA product sales to ASCs and hospitals in the U.S. Our product sales, net are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Product sales, net	$29,856	$4,608	$78,389	$7,852

During the three and nine months ended September 30, 2019, OMIDRIA revenue was $29.9 million and $78.4 million, respectively, as compared to $4.6 million and $7.9 million for the three and nine months ended September 30, 2018, respectively. The increase in revenue during the three and nine months ended September 30, 2019 compared to the same period in prior year was due to significantly increased demand for OMIDRIA by ASCs and hospitals following the reinstatement of transitional pass-through reimbursement status for OMIDRIA on October 1, 2018. As compared to the second quarter of 2019, OMIDRIA revenue for the third quarter of 2019 increased $3.1 million, or 11.6%, from $26.8 million due to increased demand for OMIDRIA.

We anticipate that OMIDRIA product sales, net, will continue to increase in the fourth quarter of 2019; however, we are unable to predict with precision the magnitude of those increases at the current time due to the uncertainty regarding the extent to which the November 1, 2019 issuance by CMS of the OPPS final rule for 2020 and/or the recently effective product specific J-code for OMIDRIA may impact sales. See “Commercial Product - OMIDRIA” earlier in this section for additional details regarding the pass-through reimbursement status for OMIDRIA.

Gross-to-Net Deductions

We record OMIDRIA product sales net of estimated chargebacks, rebates, distribution fees and product returns. These deductions are generally referred to as gross-to-net deductions. Our total gross-to-net provision for the three and nine months ended September 30, 2019 was 28.5% and 28.0% of gross OMIDRIA product sales, respectively. This compares to 28.7% and 27.2% for the three and nine months ended September 30, 2018, respectively. The primary reason for changes in gross-to-net deductions as a percentage of sales is due to changes in chargeback and rebates under our volume-purchase discount program. We expect our gross-to net deductions will increase slightly in the fourth quarter.

A summary of our gross-to-net related accruals for the nine months ended September 30, 2019 is as follows:

		Distribution
		Fees and
		Product
	Chargebacks	Return
	and Rebates	Allowances	Total
	(In thousands)
Balance as of December 31, 2018	$7,015	$1,485	$8,500
Provisions	26,660	3,709	30,369
Payments	(24,585)	(3,121)	(27,706)
Balance as of September 30, 2019	$9,090	$2,073	$11,163

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

Research and Development Expenses

Our research and development expenses can be divided into three categories: direct external expenses, which include clinical research and development, preclinical research and development activities and manufacturing scale-up costs; internal, overhead and other expenses; and stock-based compensation expense. Direct external expenses consist primarily of expenses incurred pursuant to agreements with third-party manufacturing organizations, contract research organizations, clinical trial sites, collaborators, consultants, and lab supplies. Costs are reported in preclinical research and development until the program enters the clinic. Internal, overhead and other expenses consist of personnel costs, overhead costs such as rent, utilities and depreciation and other miscellaneous costs. We do not generally allocate our internal resources, employees and infrastructure to any individual research project because we deploy them across multiple clinical and preclinical projects that we are advancing in parallel.

The following table illustrates our expenses associated with these activities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Direct external expenses:
Clinical research and development:
MASP-2 Program - OMS721 (narsoplimab)	$9,120	$15,660	$28,615	$31,904
OMIDRIA - Ophthalmology	657	511	1,744	1,795
PDE7 - OMS527	1,425	1,206	3,019	1,206
Other clinical programs	372	253	891	915
Total clinical research and development	11,574	17,630	34,269	35,820
Preclinical research and development	3,253	1,203	5,936	5,640
Total direct external expenses	14,827	18,833	40,205	41,460
Internal, overhead and other expenses	7,361	6,695	24,205	19,234
Stock-based compensation expense	1,558	1,334	4,698	3,720
Total research and development expenses	$23,746	$26,862	$69,108	$64,414

Direct external expenses decreased for the three and nine months ended September 30, 2019, compared to the same periods in 2018, respectively. These decreases are due primarily to the timing of third-party manufacturing scale up costs of narsoplimab including development batches produced in 2018. Clinical costs associated with the initiation of a Phase 1 clinical trial for OMS527, our PDE7 program for addiction and compulsive disorders, are included herein beginning in July 2018. The increase in direct external expenses related to our preclinical research and development expense for the three and nine months ended September 30, 2019 compared to the same periods in 2018 reflects the increase in third-party manufacturing scale up costs related to our OMS906 program offset by the advancement of OMS527 into clinical research and development in July 2018.

The increases in internal, overhead and other expenses for the three and nine months ended September 30, 2019 compared to the prior year periods are primarily due to additional employee-related costs to support our increased research and development activities.

The increase in stock-based compensation expense for the three and nine months ended September 30, 2019 compared to the prior year periods is due primarily to increases in the number of shares granted as our research and development staff has grown, as well as the Black-Scholes value per share being greater for annual performance grants made in 2019 compared to prior years.

A large majority of our research and development expenses for the fourth quarter of 2019 will be related to our narsoplimab program. We expect research and development costs to increase in the fourth quarter of 2019 as we incur incremental manufacturing scale-up costs in preparation for the planned submission of marketing applications for narsoplimab in HSCT-TMA and the potential commercialization of narsoplimab in HSCT-TMA in the U.S. and Europe.

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

Selling, General and Administrative Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Selling, general and administrative expenses, excluding stock-based compensation expense	$14,995	$11,557	$42,723	$31,654
Stock-based compensation expense	1,938	1,595	5,770	5,176
Total selling, general and administrative expenses	$16,933	$13,152	$48,493	$36,830

The increase in selling, general and administrative expenses during the three and nine months ended September 30, 2019 compared to the same periods in 2018 was primarily due to increased pre-commercialization activities for narsoplimab, sales and marketing costs related to the re-introduction of OMIDRIA in October 2018, consulting and professional service fees, and employee-related costs.

The increase in stock-based compensation expense for the three and nine months ended September 30, 2019 compared to the prior year periods is due primarily to increases in the number of shares granted as our selling, general and administrative staff has grown, as well as the Black-Scholes value per share being greater for annual performance grants made in 2019 compared to prior years.

We expect that our selling, general and administrative expenses will increase slightly in the fourth quarter of 2019 compared to current levels, primarily due to increased pre-commercialization activities for narsoplimab.

Interest Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Interest expense	$5,715	$4,602	$16,846	$11,104

The increase in interest expense during the three and nine months ended September 30, 2019 compared to the same periods in the prior year was primarily due to the issuance, in November 2018, of $210.0 million aggregate principal amount of our 6.25% Convertible Senior Notes due 2023 (the Convertible Notes) which replaced $125.0 million of previously outstanding notes payable. Non-cash interest expense for the three and nine months ended September 30, 2019 was $2.4 million and $6.8 million, respectively. For more information regarding our Convertible Notes, see Part II, Item 8, “Note 8 — Convertible Senior Notes” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Financial Condition - Liquidity and Capital Resources

For the nine months ended September 30, 2019, we generated net losses of $55.3 million and incurred negative cash flows from operations of $37.1 million. As of September 30, 2019, we had $27.3 million in cash, cash equivalents and short-term investments available for general corporate use that are held principally in money-market accounts. Our accounts receivable balance at September 30, 2019 was $29.9 million and we had $46.8 million of current liabilities. Additionally, we have a Loan and Security Agreement (Loan Agreement), which provides for a $50.0 million revolving line of credit facility which allows us to draw, on a revolving basis, up to the lesser of $50.0 million and 85% of our eligible accounts receivable, less certain reserves. See Part I, Item I, Note 5 – “Debt” for more information regarding the Loan Agreement.

As described earlier in this section under “Commercial Product — OMIDRIA”, pass-through status for OMIDRIA allows for separate reimbursement payment (i.e., outside the packaged procedural payment) to ASCs and hospitals using OMIDRIA in procedures involving patients covered by Medicare Part B. OMIDRIA has been granted pass-through reimbursement through September 30, 2020. In its 2020 OPPS final rule, issued on November 1, 2019, CMS declined to grant separate payment to OMIDRIA beyond the expiration of its current pass-through status on September 30, 2020. CMS also noted in the 2020 final rule that it would continue to analyze evidence and monitor utilization of OMIDRIA.

We continue to advance a series of clinical and preclinical programs (including three programs currently in Phase 3). While we believe that OMIDRIA will obtain permanent separate payment beyond the scheduled expiration of pass-through reimbursement on September 30, 2020, we cannot at this time predict with precision future OMIDRIA revenues due to the uncertain impact of the 2020 OPPS final rule on sales of OMIDRIA in 2019 and 2020. As a result, despite our record OMIDRIA sales over consecutive quarters, meaningful growth in OMIDRIA sales in the fourth quarter 2019 and 2020 are not included in the determination regarding our prospects as a going concern. Similarly, we are unable to include in the determination amounts available under our revolving line of credit or any proceeds from debt transactions or other financing instruments despite our successful track record in accessing capital through these avenues. We also have not included any potential partnerships related to our products or product candidates. The conditions described above, when evaluated within the constraints of the accounting literature, raise substantial doubt with respect to our ability to meet our obligations through November 12, 2020 and, therefore, to continue as a going concern.

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

Cash Flow Data

	Nine Months Ended
	September 30,
	2019	2018
	(In thousands)
Selected cash flow data
Cash provided by (used in):
Operating activities	$(37,059)	$(79,080)
Investing activities	$35,838	$27,512
Financing activities	$4,221	$50,961

Operating Activities. Net cash used in operating activities for the nine months ended September 30, 2019 decreased by $42.0 million as compared to the same period in 2018. The net decrease in cash used in operating activities in the current period compared to the prior year is due to a $48.0 million decrease in our net loss due to significantly increased sales following the reinstatement of pass-through reimbursement for OMIDRIA effective October 1, 2018, a $9.1 million increase in funds provided by increased accounts payable and accrued expense, and a $3.6 million increase in funds provided through a decrease in advance payments. These improvements to our cash used in operating activities were partially offset by a $22.0 million increase in funds used for accounts receivable due to increased OMIDRIA sales, and a $1.3 million increase in funds used to acquire OMIDRIA inventory.

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

Net cash provided by investing activities during the nine months ended September 30, 2019 was $35.8 million, an increase of approximately $8.3 million from the $27.5 million net cash used in investing activities for the same period in 2018. During the nine months ended September 30, 2019 compared to the same period in 2018, the net change in our investments sold compared to purchased decreased by $36.8 million. These net proceeds provided cash to fund our operations.

Financing Activities. Net cash provided by financing activities during the nine months ended September 30, 2019 was $4.2 million, a decrease of $46.7 million compared to the same period in 2018. The decrease in net cash provided by financing activities for the nine months ended September 30, 2019 compared to the prior year was primarily due to $44.6 million in net proceeds from borrowing under our former term loan agreement with CRG Servicing LLC in May 2018. We did not have a similar borrowing during the 2019 period.

Loan and Security Agreement. On August 2, 2019, we entered into a Loan and Security Agreement with Silicon Valley Bank (the Loan Agreement), which provides for a $50.0 million revolving line of credit facility. Under the Loan Agreement we may draw, on a revolving basis, up to the lesser of $50.0 million and 85.0% of our eligible accounts receivable, less certain reserves. The Loan Agreement is secured by all our assets excluding intellectual property and development program inventories and matures on August 2, 2022. As of September 30, 2019, we had no outstanding borrowings under the Loan Agreement and we were in compliance with all covenants. See Part I, Item 1, Note 5 – “Debt” for more information regarding the Loan Agreement.

Contractual Obligations and Commitments

Our future minimum contractual commitments and obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2018. Other than the following, our future minimum contractual obligations and commitments have not changed materially from the amounts previously reported.

Goods & Services

We have certain non-cancelable obligations under various other agreements for the acquisition of goods and services associated with the manufacturing of our product candidates that contain firm commitments. As of September 30, 2019, our aggregate firm commitments are $22.6 million.

We may also be required, in connection with in-licensing or asset acquisition agreements, to make certain royalty and milestone payments and we cannot, at this time, determine when or if the related milestones will be achieved or whether the events triggering the commencement of payment obligations will occur. Therefore, such payments are not included in the amount above.

Lease Agreements

We have operating leases related to our office and laboratory space in The Omeros Building. The initial term of the leases is through November 2027 and we have two options to extend the lease term, each by five years. We have finance leases for certain laboratory and office equipment that have lease terms expiring through December 2023. On January 1, 2019, we adopted Topic 842. The adoption did not change our contractual obligations related to lease agreements. See Part I, Item 1, Note 7 - “Lease Liabilities” for the maturities of our lease liabilities as of September 30, 2019.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily confined to our investment securities. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in high-credit-quality securities. As of September 30, 2019, we had cash, cash equivalents and short-term investments of $27.3 million. In accordance with our investment policy, we invest funds in highly liquid, investment-grade securities. These securities in our investment portfolio are not leveraged and are classified as available-for-sale. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates and, with our current portfolio of short-term investments, we are not exposed to potential loss due to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2019. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Master Services Agreement, dated July 28, 2019, between Omeros Corporation and Lonza Biologics Tuas Pte. Ltd.*
31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.1	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)

*Certain identified information has been excluded from the exhibit because it both (A) is not material and (B) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEROS CORPORATION

Dated: November 12, 2019	/s/ Gregory A. Demopulos
Gregory A. Demopulos, M.D.
President, Chief Executive Officer and Chairman of the Board of Directors

Dated: November 12, 2019	/s/ Michael A. Jacobsen
Michael A. Jacobsen
Vice President, Finance, Chief Accounting Officer and Treasurer