Form 10-K
period 2019-12-31
OMEROS CORP
filed 2020-03-02
CIK 1285819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

⌧     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

◻     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-34475

OMEROS CORPORATION

(Exact name of registrant as specified in its charter)

Washington	91-1663741
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

201 Elliott Avenue West Seattle, Washington 98119
(Address of principal executive offices and zip code)

(206) 676-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	OMER	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ⌧   No   ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ◻    No   ⌧

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $729,297,324.

As of February 25, 2020, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 54,205,177.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement with respect to the 2020 Annual Meeting of Shareholders to be held June 5, 2020, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2019, are incorporated by reference into Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which are subject to the “safe harbor” created by those sections for such statements. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical fact are “forward-looking statements.” Terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “likely,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” and similar expressions and variations thereof are intended to identify forward-looking statements, but these terms are not the exclusive means of identifying such statements. Examples of these statements include, but are not limited to, statements regarding:

●	our expectations related to obtaining permanent separate or similar reimbursement for OMIDRIA® (phenylephrine and ketorolac intraocular solution) 1%/0.3% from the Centers for Medicare & Medicaid Services (“CMS”) for periods after September 30, 2020, and our expectations regarding reimbursement coverage for OMIDRIA by commercial and government payers;
●	our expectations related to demand for OMIDRIA from wholesalers, ambulatory surgery centers (“ASCs”), and hospitals, and our expectations regarding OMIDRIA product sales;
●	our plans for marketing and distribution of OMIDRIA and our estimates of OMIDRIA chargebacks and rebates, distribution fees and product returns;
●	our expectations regarding the clinical, therapeutic and competitive benefits and importance of OMIDRIA and our product candidates;
●	our ability to design, initiate and/or successfully complete clinical trials and other studies for our products and product candidates and our plans and expectations regarding our ongoing or planned clinical trials, including for our lead MASP-2 inhibitor, narsoplimab, and for our other investigational candidates, including OMS527 and OMS906;
●	our estimates regarding how long our existing cash, cash equivalents, short-term investments and revenues will be sufficient to fund our anticipated operating expenses, capital expenditures and debt service obligations;
●	our expectations regarding the clinical, therapeutic and competitive benefits of OMIDRIA and our product candidates;
●	in our narsoplimab clinical programs, our expectations regarding: whether enrollment in ongoing and planned clinical trials will proceed as expected; whether we can capitalize on the financial and regulatory incentives provided by orphan drug designations granted by the U.S. Food and Drug Administration (“FDA”), the European Commission (“EC”), or the European Medicines Agency (“EMA”); and whether we can capitalize on the financial and regulatory incentives provided by fast-track and/or breakthrough therapy designations granted by FDA;

●	our expectations regarding clinical plans and anticipated or potential paths to regulatory approval of narsoplimab by FDA and/or EMA in hematopoietic stem cell transplant-associated thrombotic microangiopathy (“HSCT-TMA”), Immunoglobulin A (“IgA”) nephropathy, and/or atypical hemolytic uremic syndrome (“aHUS”);
●	whether and when we will complete the rolling Biologics License Application (“BLA”) for narsoplimab in HSCT-TMA and whether and when FDA will accept submission and grant accelerated or regular approval;

i

●	whether and when a BLA may be filed with the FDA for narsoplimab in any other indication and whether FDA will grant accelerated or regular approval;
●	whether and when a marketing authorization application (“MAA”) may be filed with EMA for narsoplimab in any indication, and whether EMA will grant approval for narsoplimab in any indication;
●	our plans for the commercial launch of narsoplimab following any regulatory approval and our estimates and expectations regarding coverage and reimbursement for any approved products;
●	our anticipation that we will rely or continue to rely on contract manufacturers to manufacture OMIDRIA and to manufacture our product candidates for purposes of clinical supply and in anticipation of potential commercialization;
●	our ability to raise additional capital through the capital markets or through one or more corporate partnerships, equity offerings, debt financings, collaborations, licensing arrangements or asset sales;
●	our expectations about the commercial competition that OMIDRIA and our product candidates, if commercialized, face or may face;
●	the expected course and costs of existing claims, legal proceedings and administrative actions, our involvement in potential claims, legal proceedings and administrative actions, and the merits, potential outcomes and effects of both existing and potential claims, legal proceedings and administrative actions, as well as regulatory determinations, on our business, prospects, financial condition and results of operations;
●	the extent of protection that our patents provide and that our pending patent applications will provide, if patents are issued from such applications, for our technologies, programs, products and product candidates;
●	the factors on which we base our estimates for accounting purposes and our expectations regarding the effect of changes in accounting guidance or standards on our operating results; and
●	our expected financial position, performance, revenues, growth, costs and expenses, magnitude of net losses and the availability of resources.

Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks, uncertainties and other factors described in Item 1A of Part I of this Annual Report on Form 10-K under the heading “Risk Factors” and in Item 7 of Part II under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our other filings with the Securities and Exchange Commission (“SEC”). Given these risks, uncertainties and other factors, actual results or anticipated developments may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on our company, business or operations. Accordingly, you should not place undue reliance on these forward-looking statements, which represent our estimates and assumptions only as of the date of the filing of this Annual Report on Form 10-K. You should read this Annual Report on Form 10-K completely and with the understanding that our actual results in subsequent periods may materially differ from current expectations. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we assume no obligation to update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

ii

OMEROS CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2019

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

Our drug product OMIDRIA® is marketed in the United States for use during cataract surgery or intraocular lens (“IOL”) replacement for adult and pediatric patients. We have multiple Phase 3 and Phase 2 clinical-stage development programs in our pipeline, which are focused on: complement-mediated disorders, including HSCT-TMA, IgA nephropathy and aHUS, as well as addiction. In addition, we have a diverse group of preclinical programs, including GPR174, a novel target in immuno-oncology that modulates a new cancer immunity axis that we recently discovered. Small-molecule inhibitors of GPR174 are part of our proprietary G protein-coupled receptor (“GPCR”) platform through which we control 54 new GPCR drug targets and their corresponding compounds. We also exclusively possess a novel antibody-generating platform. We have retained control of all commercial rights for OMIDRIA and each of our product candidates and programs.

Commercial Product -- OMIDRIA® (phenylephrine and ketorolac intraocular solution) 1%/0.3%

Overview. OMIDRIA is approved by the FDA for use during cataract surgery or IOL replacement to maintain pupil size by preventing intraoperative miosis (pupil constriction) and to reduce postoperative ocular pain. Outside the U.S., we have received approval from the EC to market OMIDRIA in the European Economic Area (“EEA”), for use during cataract surgery and other IOL replacement procedures for maintenance of intraoperative mydriasis (pupil dilation), prevention of intraoperative miosis and reduction of acute postoperative ocular pain. OMIDRIA is a proprietary drug product containing two active pharmaceutical ingredients (“APIs”): ketorolac, an anti-inflammatory agent, and phenylephrine, a mydriatic, or pupil dilating, agent. Cataract and other lens replacement surgery involves replacement of the original lens of the eye with an artificial intraocular lens. OMIDRIA is added to standard irrigation solution used during cataract and lens replacement surgery and is delivered intracamerally, or within the anterior chamber of the eye, to the site of the surgical trauma throughout the procedure. Preventing pupil constriction is essential for these procedures and, if miosis occurs, the risk of damaging structures within the eye and other complications increases, as does the operating time required to perform the procedure.

United States. We launched OMIDRIA in the U.S. in the second quarter of 2015 and sell OMIDRIA primarily through wholesalers which, in turn, sell to ASCs and hospitals. CMS, the federal agency responsible for administering the Medicare program, granted transitional pass-through reimbursement status for OMIDRIA in 2014, effective from January 1, 2015 through December 31, 2017. Pass-through status allows for separate payment (i.e., outside the packaged payment rate for the surgical procedure) under Medicare Part B. In March 2018, Congress extended pass-through reimbursement status for a small number of drugs, including OMIDRIA, used during procedures performed on Medicare Part B fee-for-service patients for an additional two years, running from October 1, 2018 through September 30, 2020.

We continue to pursue permanent separate reimbursement for OMIDRIA beyond the currently scheduled expiration of pass-through reimbursement. CMS is required under the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act to review payments under CMS’ outpatient prospective payment system (“OPPS”) for opioids and evidence-based non-opioid alternatives for pain management with a goal to ensure that there are not financial incentives to use opioids instead of non-opioid alternatives. In its 2020 OPPS proposed rule, CMS noted that non-opioid drugs that are indicated for reduction of post-operative pain may warrant separate payment if there is evidence to show that such drugs help to deter or avoid prescription opioid use and addiction and that packaged payment presents a demonstrated barrier to access for such drugs. Although Omeros provided CMS with evidence that it believes shows that OMIDRIA meets these criteria, CMS declined in its 2020 OPPS final rule to grant separate payment to OMIDRIA beyond the expiration of its current pass-through status on September 30, 2020. CMS also noted in the 2020 OPPS final rule that it will continue to analyze evidence and monitor utilization of OMIDRIA. We continue to generate evidence and intend to continue pursuing administrative and legislative avenues to secure permanent separate payment or similar reimbursement for OMIDRIA beyond September 30, 2020; however, we cannot provide assurance that these efforts will be successful.

We continue to pursue expansion of reimbursement for OMIDRIA by Medicare Advantage and other third-party payers. CMS assigned a permanent product-specific Healthcare Common Procedure Coding System (“HCPCS”) J-code for OMIDRIA, which became effective October 1, 2019 and replaced the drug's former temporary HCPCS C-code. J-codes are reimbursement codes used by commercial insurance plans, Medicare, Medicare Advantage, and other government payers for drugs like OMIDRIA that are administered by a physician. Benefits of the new J-code include having one consistent billing code that can be used across all government and commercial payer plans as well as expanding coverage in state Medicaid and commercial plans that recognize J-codes, but not C-codes, for reimbursement and enabling access to the increasing number of cataract procedures performed in the physician office setting. See Part II, Item 7, “Management’s Discussion and Analysis-Results of Operations” for further discussion of OMIDRIA reimbursement and pricing.

We have implemented a variety of programs and arrangements to facilitate the availability of OMIDRIA to cataract and IOL replacement patients in the U.S., including the following:

●	various purchase volume-discount programs for OMIDRIA;
●	agreements to enable discounts on qualifying purchases of OMIDRIA by certain U.S. government purchasers and other eligible entities, such as 340B-eligible hospitals and clinics; and
●	the OMIDRIAssure® Reimbursement Services Program, which we refer to as OMIDRIAssure.

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

Our Product Candidates and Development Programs

Our clinical product candidates consist of the following:

Product Candidate/Program	Targeted Disease(s)	Development Status	Next Expected Milestone	Worldwide Rights
Clinical
Narsoplimab (OMS721/MASP-2) - Lectin Pathway Disorders	Hematopoietic Stem-Cell Transplant-Associated Thrombotic Microangiopathy (HSCT-TMA)	Pivotal Trial Complete	Complete BLA and submit MAA	Omeros (In-licensed)
Narsoplimab (OMS721/MASP-2) - Lectin Pathway Disorders	Immunoglobulin A Nephropathy (IgAN)	Phase 3	Complete Phase 3 patient enrollment or perform 36-week assessment of proteinuria	Omeros (In-licensed)
Narsoplimab (OMS721/MASP-2) - Lectin Pathway Disorders	Atypical Hemolytic Uremic Syndrome (aHUS)	Phase 3	Complete Phase 3 patient enrollment	Omeros (In-licensed)
Narsoplimab (OMS721/MASP-2) - Lectin Pathway Disorders	Lupus Nephritis and other renal diseases	Phase 2	Determine whether to initiate Phase 3 program	Omeros (In-licensed)
PDE7 (OMS527)	Addictions and compulsive disorders; movement disorders	Phase 1	Initiate Phase 2a study	Omeros (Compounds In-licensed)
PPARγ (OMS405) - Addiction	Opioid and nicotine addiction	Phase 2	Further refine development path	Omeros

Our pipeline of development programs consists of the following:

Product Candidate/Program	Targeted Disease(s)	Development Status	Next Expected Milestone	Worldwide Rights
Preclinical / Platform
MASP-3 (OMS906) - Alternative Pathway Disorders	Paroxysmal Nocturnal Hemoglobinuria (PNH) and other alternative pathway disorders	Preclinical	Submit IND or CTA	Omeros
MASP-2 - Small- Molecule Inhibitors	aHUS, IgAN, HSCT-TMA and Age-Related Macular Degeneration	Preclinical	Optimize compounds	Omeros (In-licensed)
MASP-2 – Second Generation Antibody	Long-acting second generation antibody targeting lectin pathway disorders	Preclinical	Process development and manufacturing scale-up	Omeros
MASP-3 - Small- Molecule Inhibitors	PNH and other alternative pathway disorders	Preclinical	Continue medicinal chemistry and advance co-crystallization efforts	Omeros
GPR174	Immuno-oncologic and wide range of tumors	Preclinical	Optimize compounds	Omeros
GPCR Platform, including GPR151, GPR161, and other Class A Orphan GPCRs	Immunologic, Immuno-oncologic, metabolic, CNS, cardiovascular, musculoskeletal & other disorders	Preclinical	Continue drug discovery and selected medicinal chemistry for Class A Orphan GPCRs	Omeros
Antibody Platform	Metabolic, cardiovascular, oncologic, musculoskeletal & other disorders	Preclinical	Continue developing antibodies targeting lectin and alternative pathway of complement system	Omeros (In-licensed)

MASP Inhibitor Clinical Programs

MASP-2 Program - Narsoplimab (OMS721) - Lectin Pathway Disorders

Overview. Mannan-binding lectin-associated serine protease-2 (“MASP-2”), is a novel pro-inflammatory protein target involved in activation of the complement system, which is an important component of the immune system. The complement system plays a role in the body’s inflammatory response and becomes activated as a result of tissue damage or trauma or microbial pathogen invasion. Inappropriate or uncontrolled activation of the complement system can cause diseases characterized by serious tissue injury. Three main pathways can activate the complement system: classical, alternative and lectin. MASP-2 is recognized as the effector enzyme of the lectin pathway and is required for the function of this pathway. Importantly, inhibition of MASP-2 has been demonstrated not to interfere with the antibody-dependent classical complement activation pathway, a critical component of the acquired immune response to infection the abnormal function of which is associated with a wide range of autoimmune disorders.

Our proprietary, patented lead human monoclonal antibody targeting MASP-2, which we have referred to as OMS721, has been assigned the nonproprietary name narsoplimab. The current development focus for narsoplimab is diseases in which the lectin pathway has been shown to contribute to significant tissue injury and pathology. When not treated, these diseases are typically characterized by significant end organ injuries, such as kidney or central nervous system injury. We have completed our pivotal clinical trial for narsoplimab in HSCT-TMA, and Phase 3 clinical programs are in process for narsoplimab in IgA nephropathy and aHUS.

Thrombotic Microangiopathies

HSCT-TMA. In October 2019, we initiated the rolling submission to FDA of our BLA for narsoplimab for the treatment of HSCT-TMA, a frequently lethal complication of HSCT. A rolling submission enables us to submit sections of the BLA as they are completed, which can accelerate the time to approval by allowing FDA to review completed sections of the application as they are submitted rather than waiting for the entire BLA to be submitted before beginning its review. The initial submission to FDA included all of the nonclinical (i.e., pharmacology, pharmacokinetics and toxicology) data, study reports, overview and summaries for the nonclinical sections of the BLA. We have also successfully completed the manufacturing of the required process validation lots of narsoplimab. The clinical sections and the chemistry, manufacturing and controls sections of the BLA are being prepared for submission and, once all data collection and analysis are complete, these remaining parts of the BLA will be submitted.

On March 2, 2020, we reported clinical data from our pivotal trial of narsoplimab in HSCT-TMA. The single-arm, open-label trial included safety and efficacy endpoints that were previously agreed to with FDA. These endpoints were assessed for (1) all 28 patients who received at least one dose of narsoplimab and (2) patients who received the protocol-specified dosing of at least four weeks of narsoplimab.

The primary efficacy endpoint in the trial was the proportion of patients who achieved designated “responder” status based on improvement in HSCT-TMA laboratory markers and clinical status. This is referred to as the “complete response rate.” The primary laboratory markers that were evaluated were platelet count and lactate dehydrogenase (“LDH”), levels, while improvement in clinical status was evaluated based on organ function and transfusions. Patients who did not fully meet these criteria were considered “non-responders.”

The FDA-agreed efficacy threshold for the primary endpoint is a complete response rate of 15 percent. Among patients who received at least one dose of narsoplimab, the complete response rate was 54% (p<0.0001), while the complete response rate among patients who received the protocol-specified narsoplimab treatment of at least four weeks of dosing was 65% (p<0.0001).

Secondary endpoints in the trial were survival rates and change from baseline in HSCT-TMA laboratory markers. Among the responder population, 93% of patients survived for at least 100 days following HSCT-TMA diagnosis, while 83% of patients who received treatment for at least four weeks and 68% of the total treated population achieved this endpoint. Results also included statistically significant improvements in platelet count, LDH and haptoglobin. The treated population had multiple high-risk features that portend a poor outcome, including the persistence of HSCT-TMA despite modification of immunosuppression (which was a criterion for entry into the trial), graft-versus-host disease, significant infections, non-infectious pulmonary complications and neurological findings. Patients in the trial had a high expected mortality rate, with 93% of them having multiple risk factors. The most common adverse events observed in the trial were nausea, vomiting, diarrhea, hypokalemia, neutropenia and fever, which are all common in stem-cell transplant patients. Six deaths occurred during the trial. These were due to sepsis, progression of the underlying disease, and graft-versus-host disease. All of these are common causes of death in this patient population.

In Europe, EMA has confirmed narsoplimab’s eligibility for EMA’s centralized review of a single MAA that, if approved, authorizes the product to be marketed in all EU member states and EEA countries. We plan to complete the submission of an MAA after our BLA submission has been filed with FDA. In October 2019 we received a positive opinion from EMA on our pediatric investigation plan (“PIP”) for narsoplimab in the treatment of HSCT-TMA. A PIP outlining a development program for the investigational product in the pediatric population must be agreed with EMA as a prerequisite to EMA’s acceptance of an MAA. The narsoplimab PIP provides a study plan to evaluate the safety and effectiveness of the drug for HSCT-TMA in patients from one month through 17 years of age. We received a deferral for completion of our PIP until after approval of the narsoplimab MAA.

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

aHUS. We have an ongoing Phase 3 clinical program in patients with aHUS with active sites in the U.S., Europe and Asia. The single-arm (i.e., no control arm), open-label Phase 3 clinical trial in patients with newly diagnosed or ongoing aHUS is enrolling. This trial is targeting approximately 40 patients for EU approval and U.S. accelerated approval with 80 patients required for full approval in the U.S. The trial includes multiple sites in the U.S., Asia and Europe, and is actively enrolling, though enrollment has been slowed in part due to prioritizing the use of resources within our narsoplimab programs on HSCT-TMA and IgA nephropathy. Dosing consists of an initial IV loading followed by daily subcutaneous dosing. Based on discussions with the FDA and the EMA, we expect that the clinical package for the BLA would be similar to that which formed the basis of approval for Soliris® (eculizumab), which is marketed by Alexion Pharmaceuticals, Inc.

The FDA has granted to narsoplimab orphan drug designation for the prevention (inhibition) of complement-mediated TMAs and fast-track designation for the treatment of patients with aHUS.

Renal Disease

Phase 2 Clinical Trial - Renal Diseases. We have been conducting a Phase 2 clinical trial in patients with complement-associated renal diseases, specifically designed to cover: (1) IgA nephropathy; (2) membranous nephropathy; and (3) lupus nephritis. An initial open-label cohort of patients completed treatment in May 2017.

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

All four patients with IgA nephropathy in the initial open-label cohort demonstrated clinically meaningful and statistically significant improvement in proteinuria during the 18-week trial period. Follow-up data collected after patients completed treatment in the trial period showed that three of the four IgA nephropathy patients in this cohort maintained the proteinuria reduction (as measured by urine albumin/creatinine ratio) shown in the clinical trial during the follow-up period (assessed at 12, 11 and three months, respectively, after cessation of dosing). Numerical improvement in estimated glomerular filtration rate (“eGFR”), a measure of renal function, was also observed in three of the four patients after the trial. Narsoplimab was well-tolerated in the clinical trial with fatigue and anemia being the most commonly reported adverse events.

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

In October 2018, we reported interim results from the second cohort of IgA nephropathy patients in the U.S. Unlike the first open-label cohort comprised of four IgA nephropathy patients who were taking corticosteroids at the time of study enrollment, patients in the second cohort were not taking steroids. The cohort included nine evaluable patients. At week 18, median reduction in proteinuria was 18.4% in the five narsoplimab-treated patients and 18.0% in the four placebo patients. This study did not include a run-in period during which time renin-angiotensin system (“RAS”), blockade is optimized and patient compliance with RAS blockade is improved. The placebo response in this first 18-week period is consistent with improvement in placebo groups seen during the run-in periods of other studies in IgA nephropathy patients. After week 18, eight of the nine evaluable patients entered the extended dosing and observation period, all of whom received narsoplimab treatment during this period. At the last observation point for each the eight patients (between 31 and 54 weeks post-baseline) the median reduction from baseline proteinuria was 61%. Five of the eight patients have achieved greater than 50% proteinuria reductions (median reduction of 65%), with two of those five patients having received their last narsoplimab administration five months earlier. Measurement of eGFR have also remained stable, consistent with preservation of renal function. Despite the small cohort of patients, and although median reductions in proteinuria in the placebo group were comparable to those in the narsoplimab group following the initial 12-week course of treatment, we and international experts in IgA nephropathy with whom we have consulted and who have reviewed the individual patient data believe that these data are positive and supportive of a substantial disease modifying effect. With proteinuria reduction in five of eight patients ranging from greater than 50% to approximately 70%, this magnitude is consistent with what we previously reported from the first cohort of this clinical trial. This trial also includes a third cohort of patients with all study sites for this cohort located in Hong Kong. This is a small study, slated to enroll approximately 10 patients, all Asians. It has been redesigned to focus on subcutaneous dosing and associated biomarkers. Given demonstrated activity with subcutaneous dosing, we will continue to determine the pharmacokinetics and pharmacodynamics of narsoplimab in IgA nephropathy patients when administered subcutaneously over a 12-week period. Enrollment in this study began in September 2019, though enrollment is currently suspended due to restrictions imposed at the site in connection with the COVID-19 coronavirus. Data from this cohort will support the ongoing Phase 3 program in IgA nephropathy and planned lifecycle management for narsoplimab.

We have also reported encouraging results in lupus nephritis patients from the first cohort in the Phase 2 renal disease trial. We are considering possible further development in lupus nephritis.

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

In the U.S., narsoplimab has received breakthrough therapy and orphan drug designations from the FDA for the treatment of IgA nephropathy. In Europe narsoplimab has received orphan drug designation from the EC in patients with IgA nephropathy.

Expanded Access / Compassionate Use. We have received requests from investigators and other physicians for expanded access to narsoplimab. Expanded access, sometimes called “compassionate use,” is the use of an investigational medical product outside of a clinical trial. Expanded access is permitted by the FDA and other regulatory agencies under specific circumstances. Narsoplimab has been provided to several patients in compassionate use situations. In December 2019, we announced a collaboration with myTomorrows, a health technology company, to broaden our expanded access program for narsoplimab.

Licensing Arrangements. We hold worldwide exclusive licenses to rights related to MASP-2, the antibodies targeting MASP-2 and the therapeutic applications for those antibodies from the University of Leicester, from its collaborator, the Medical Research Council at Oxford University (“MRC”), and from Helion Biotech ApS (“Helion”). For a more detailed description of these licenses, see “License and Development Agreements” below.

MASP Inhibitor Preclinical Programs

MASP-3 Program - OMS906 - Alternative Pathway Disorders

Overview. As part of our MASP program, we have identified mannan-binding lectin-associated serine protease-3 (“MASP-3”), which has been shown to be the key activator of the complement system’s alternative pathway (“APC”), and we believe that we are the first to make this and related discoveries associated with the APC. The complement system is part of the immune system’s innate response, and the APC is considered the amplification loop within the complement system. MASP-3 is responsible for the conversion of pro-factor D to factor D; converted factor D is necessary for the activation of the APC. Based on our alternative pathway-related discoveries, we have expanded our intellectual property position to protect our inventions stemming from these discoveries beyond MASP-2-associated inhibition of the lectin pathway to include inhibition of the alternative pathway.

Our current primary focus in this program is developing MASP-3 inhibitors for the treatment of disorders related to the APC. We believe that MASP-3 inhibitors have the potential to treat patients suffering from a wide range of diseases and conditions, including: paroxysmal nocturnal hemoglobinuria (“PNH”); C3 glomerulopathy; multiple sclerosis; arthritis; traumatic brain injury; neuromyelitis optica; pauci-immune necrotizing crescentic glomerulonephritis; disseminated intravascular coagulation; age-related macular degeneration; asthma; dense deposit disease; Bechet’s disease; aspiration pneumonia; TMA; ischemia-reperfusion injury; Guillain Barre syndrome; Alzheimer’s disease; amylotrophic lateral sclerosis; systemic lupus erythematosus; diabetic retinopathy; uveitis; chronic obstructive pulmonary disease; transplant rejection; acute respiratory distress syndrome; antineutrophil cytoplasmic antibody-associated vasculitis; anti-phospholipid syndrome; atherosclerosis; myasthenia gravis and others.

Our OMS906 program has generated positive data in a well-established animal model associated with PNH including in non-human primates. The program has also generated positive data in a well-established model of arthritis. In preparation for clinical trials, the manufacturing scale-up process is underway for a MASP-3 inhibitor antibody and we are currently targeting PNH as the first clinical indication for OMS906. Clinical trials are slated to begin in the first half of 2020.

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

We are also developing a longer-acting second generation antibody targeting MASP-2, which we are targeting for initiation of clinical trials in 2022. Development efforts are also directed to a small-molecule inhibitor of MASP-2 designed for oral administration, as well as small-molecule inhibitors of MASP-3 and bispecific small- and large-molecule inhibitors of MASP-2/-3.

Other Clinical Programs

PDE7 Program - OMS527

Overview. Our phosphodiesterase 7 (“PDE7”) program is based on our discoveries of previously unknown links between PDE7 and any addiction or compulsive disorder, and between PDE7 and any movement disorders, such as Parkinson’s disease. PDE7 appears to modulate the dopaminergic system, which plays a significant role in regulating both addiction and movement. We believe that PDE7 inhibitors could be effective therapeutics for the treatment of addictions and compulsions as well as for movement disorders. Data generated in preclinical studies support the use of PDE7 inhibitors in both of these therapeutic areas.

In September 2019, we reported positive results from our completed Phase 1 clinical trial designed to assess the safety, tolerability and pharmacokinetics of the compound in healthy subjects. In the double blind, randomized Phase 1 study, the study drug, referred to as OMS182399, met the primary endpoints of safety and tolerability and showed a favorable and dose-proportional pharmacokinetic profile supporting once-daily dosing. There was no apparent food effect on plasma exposure to OMS182399. Our focus is nicotine addiction, and we are planning our Phase 2 development program.

Exclusive License Agreement with Daiichi Sankyo Co., Ltd. We hold an exclusive license to certain PDE7 inhibitors claimed in patents and pending patent applications owned by Daiichi Sankyo Co., Ltd. (“Daiichi Sankyo”), as successor-in-interest to Asubio Pharma Co., Ltd., or, for use in the treatment of movement, addiction and compulsive disorders as well as other specified indications. For a more detailed description of our agreement with Daiichi Sankyo, see “License and Development Agreements” below.

PPARγ Program - OMS405

Overview. In our peroxisome proliferator-activated receptor gamma (“PPARγ”) program, we have engaged in development of proprietary compositions that include PPARγ agonists for the treatment and prevention of addiction to substances of abuse, which may include opioids, nicotine and alcohol. We believe that Omeros is the first to demonstrate a link between PPARγ and addiction disorders. Data from clinical studies and from animal models of addiction suggest that PPARγ agonists could be efficacious in the treatment of a wide range of addictions.

Clinical trials. Our collaborators at The New York State Psychiatric Institute have completed two Phase 2 clinical trials related to our PPARγ program. These studies evaluated a PPARγ agonist, alone or in combination with other agents, for treatment of addiction to heroin and to nicotine. The published results of the heroin study demonstrated that, although not altering the reinforcing or positive subjective effects of heroin, the PPARγ agonist significantly reduced heroin craving and overall anxiety. The National Institute on Drug Abuse provided substantially all of the funding for these clinical trials and solely oversaw the conduct of these trials. We have the right or expect to be able to reference the data obtained from these studies for subsequent submissions to the FDA and continue to retain all other rights in connection with the PPARγ program. We have also reported positive results (i.e., decreased cravings and protection of brain white matter) from a Phase 2 clinical trial conducted by an independent investigator evaluating the effects of a PPARγ agonist in patients with cocaine use disorder.

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

To our knowledge, Omeros’ technology is the first commercially viable technology capable of identifying ligands of orphan GPCRs in high throughput. We have developed a proprietary cellular redistribution assay (“CRA”), which we use in a high-throughput manner to identify synthetic ligands, including antagonists, agonists and inverse agonists, that bind to and affect the function of orphan GPCRs. We have screened Class A orphan GPCRs against our small-molecule chemical libraries using the CRA. As of December 31, 2019, we had identified and confirmed compounds that interact with 54 of the 81 Class A orphan GPCRs linked to a wide range of indications including cancer as well as metabolic, cardiovascular, immunologic, inflammatory and central nervous system disorders.

One of our priorities in this program is GPR174, which is involved in the modulation of the immune system. In ex vivo human studies, our small-molecule inhibitors targeting GPR174 upregulate the production of cytokines, block multiple checkpoints and tumor promoters, and suppress regulatory T-cells. Based on our data, we believe that GPR174 controls a major pathway in cancer and modulation of the receptor could provide a seminal advance in immuno-oncologic treatments for a wide range of tumors. Our recent discoveries suggest a new approach to cancer immunotherapy that targets inhibition of GPR174 and can be combined with and significantly improve the tumor-killing effects of adenosine pathway inhibitors. These discoveries include (1) identification of cancer-immunity pathways controlled by GPR174, (2) the identification of phosphatidylserine as a natural ligand for GPR174, (3) a collection of novel small-molecule inhibitors of GPR174 and (4) a synergistic enhancement of “tumor-fighting” cytokine production by T cells following the combined inhibition of both GPR174 and the adenosine pathway, another key metabolic pathway that regulates tumor immunity. In November 2019, we announced that our studies in mouse models of melanoma and colon carcinoma found that GPR174-deficiency resulted in significantly reduced tumor growth and improved survival of the animals versus normal mice. We continue to focus on GPR174 and several other of our GPCR targets with the objective of moving compounds targeting them into human trials.

We have also conducted in vitro and in vivo preclinical efficacy studies and engaged in compound optimization for a number of targets including GPR151, which is linked to schizophrenia, cognition and obesity, and GPR161, which is associated with triple negative breast cancer and various sarcomas.

In addition to Class A orphan GPCRs, we have screened orphan and non-orphan Class B receptors. Class B GPCRs have large extracellular domains and their natural ligands are generally large peptides, making the development of orally active, small-molecule drugs against these receptors, such as glucagon and parathyroid hormone, a persistent challenge. Our CRA technology finds functionally active small molecules for GPCRs, which we believe could lead to the development of oral medications for many of the Class B GPCRs. While our focus to date has remained on Class A orphan GPCRs, we have identified and confirmed sets of compounds that interact selectively with, and modulate signaling of, a small subset of Class B GPCRs, namely glucagon-like peptide-1 receptor and parathyroid hormone 1 receptor.

GPCR Platform Funding Agreements with Vulcan Inc. and the Life Sciences Discovery Fund. In October 2010, we entered into funding agreements for our GPCR program with Vulcan Inc. and its affiliate, which we refer to collectively as Vulcan, and with the Life Sciences Discovery Fund Authority (“LSDF”), a granting agency of the State of Washington. For a more detailed description of these agreements, see “License and Development Agreements” below.

Antibody Platform

Overview. Our proprietary ex vivo platform for the discovery of novel, high-affinity monoclonal antibodies, which was in-licensed from the University of Washington (“UW”) and then further developed by our scientists, utilizes a chicken B-cell lymphoma cell line. It has successfully generated diverse antibodies that can be readily engineered. We believe this platform offers several advantages over other antibody platforms. The ex vivo immunizations of our proprietary cell line are significantly more rapid than whole animal immunizations and conventional hybridoma technology. By avoiding immunization of mice or other animals, we believe the antibodies we generate from this platform are not limited by immunological tolerance. In addition, our platform is capable of producing novel antibodies against difficult targets, such as highly homologous proteins, enzymes, and receptors with short extracellular domains. Chicken antibodies also have unique features that enable binding capabilities distinct from mammalian antibodies.

Using our platform and other know-how and techniques, we have generated antibodies to several clinically significant targets, including highly potent antibodies against MASP-2, MASP-3 and MASP-1, and we continue to add to our pipeline antibodies against additional important targets.

Asset Purchase Agreement with Xori Corporation. In February 2012 we entered into an asset purchase agreement with Xori Corporation (“Xori”), pursuant to which we acquired all of Xori’s rights and obligations in certain license and material transfer agreements, intellectual property, antibodies and other assets related to our antibody platform. We are obligated to make development and research-related milestone payments to Xori.

Exclusive License Agreement with the University of Washington. We hold a worldwide exclusive license to patent rights related to our antibody platform from the University of Washington. For a more detailed description of this agreement, see “License and Development Agreements” below.

Sales and Marketing

We have retained all worldwide marketing and distribution rights to OMIDRIA, our product candidates and our development programs. This allows us to market and sell OMIDRIA and any product candidates that is approved in the future, either independently, through arrangements with third parties, or via some combination of these approaches.

With respect to OMIDRIA in the U.S., we have developed our own internal marketing and sales capabilities and, as of December 31, 2019, we employed 64 sales and reimbursement team members. In July 2018 we placed OMIDRIA on the market in the EU on a limited basis, which maintained the ongoing validity of the European marketing authorization for OMIDRIA. Our European marketing authorization will cease to be valid if a product previously placed on the market is no longer actually present on the market for three consecutive years. Other than an agreement with a third party for sale and distribution of OMIDRIA in certain countries in the Middle East, which has not generated significant sales, we have not yet entered into any agreements with third parties to market OMIDRIA outside of the U.S.

Manufacturing, Supply and Commercial Operations

OMIDRIA. We use third parties to produce, store and distribute OMIDRIA and currently do not own or operate manufacturing facilities. Our agreements with these third parties include confidentiality and intellectual property provisions to protect our proprietary rights related to OMIDRIA. We require manufacturers that produce APIs and finished drug products to operate in accordance with current Good Manufacturing Practices (“cGMPs”) and all other applicable laws and regulations.

We have an agreement with Hospira Worldwide, Inc. (“Hospira”), a wholly owned subsidiary of Pfizer, Inc., to provide commercial supply of OMIDRIA. Under the agreement with Hospira (the “Hospira OMIDRIA Agreement”), Hospira has agreed to manufacture and supply, and we have agreed to purchase, a minimum percentage of our requirements of OMIDRIA for commercial sales and clinical supplies for the development of additional therapeutic indications in the U.S. In addition, Hospira has agreed to manufacture and supply a portion of our requirements of OMIDRIA in the EU, with there being no minimum purchase and supply requirement in the EU if the parties do not enter into such an amendment to the agreement. We have not yet entered into such an agreement with Hospira relating to the supply of OMIDRIA for the EU. The Hospira OMIDRIA Agreement expires in February 2022, but may be terminated prior to the end of its term upon the occurrence of certain specified events, including without limitation an uncured breach of the agreement or bankruptcy or dissolution of a party. Upon termination of the Hospira OMIDRIA Agreement, except in the case of termination for an uncured breach by Hospira, we will be required to purchase all of Hospira’s inventory of OMIDRIA and, if applicable, all work-in-progress inventory and to reimburse Hospira for all supplies purchased or ordered based on firm purchase orders or our estimates of its requirements of OMIDRIA.

We have used multiple suppliers for the APIs for OMIDRIA in the past and we intend to leverage Hospira’s sourcing of APIs in the future under the Hospira OMIDRIA Agreement. Given the large amount of these APIs manufactured annually by these and other suppliers, and the quantities of these APIs that we have on hand, we anticipate that we will be capable of addressing our commercial API supply needs for OMIDRIA in the near-term. We have not yet signed commercial agreements with suppliers for the supply of all of our anticipated commercial quantities of these APIs for OMIDRIA, although we may elect to do so in the future. In addition to our supply agreement with Hospira, we have executed an agreement with a second manufacturing partner for supply of OMIDRIA. Work to bring the second manufacturer online is ongoing and we anticipate OMIDRIA to be available from this manufacturer beginning in 2021.

In the U.S., we sell OMIDRIA through a limited number of wholesalers that distribute the product to ASCs and hospitals. Title transfers upon delivery of OMIDRIA to the wholesaler. We use a single third-party logistics provider to handle warehousing and final packaging of our commercial supply of OMIDRIA in the U.S. and to ship OMIDRIA to our wholesalers. Our third-party logistics provider also performs certain support services on our behalf. Virtually all of our revenues for the last three fiscal years were generated from OMIDRIA product sales in the U.S. Our four major distributors--AmerisourceBergen Corporation, Cardinal Health, Inc., McKesson Corporation and FFF Enterprises, Inc.--together with entities under their common control each accounted for 10% or more, and nearly 100% in aggregate, of our total revenue in 2019. For additional information regarding our major customers, see Part II, Item 8, “Note 2--Significant Accounting Policies” to our Consolidated Financial Statements in this Annual Report on Form 10 K

Product Candidates. We have laboratories in-house for analytical method development, bioanalytical testing, formulation, stability testing and small-scale compounding of laboratory supplies of product candidates. We utilize contract manufacturers to produce sufficient quantities of product candidates for use in preclinical and clinical studies and to store and distribute our product candidates. We require manufacturers that produce APIs and finished drug products for clinical use to operate in accordance with cGMPs and all other applicable laws and regulations. We anticipate that we will rely on contract manufacturers to develop and manufacture our product candidates for commercial sale. We maintain agreements with potential and existing manufacturers that include confidentiality and intellectual property provisions to protect our proprietary rights related to our product candidates.

In July 2019, we entered into a master services agreement with Lonza Biologics Tuas Pte. Ltd. (“Lonza”) for the commercial production of narsoplimab and for certain regulatory support and related services to be provided by Lonza from time to time. Under the agreement Lonza will manufacture narsoplimab pursuant to purchase orders issued in accordance with forecasts that we provide. We will purchase narsoplimab that meets agreed specifications in batches, with the price per batch varying according to the total number of batches ordered for serial production in a single manufacturing campaign. We are obligated to purchase a minimum number of batches annually beginning on a specified anniversary of the first commercial sale of narsoplimab in either the U.S. or EU. We may be obligated to pay certain fees to Lonza upon cancellation of purchase orders.

The initial term of the agreement expires five years after the first commercial sale of narsoplimab in either the U.S. or EU, and is subject to automatic renewal for an additional four-year term unless we provide notice of non-renewal at least three years prior to the end of the initial term. In addition, either party may terminate the agreement, subject to applicable notice and cure periods under certain circumstances. Other than our agreement for commercial supply of narsoplimab, we have not yet entered into a commercial supply agreement for any of our product candidates.

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

In April 2010, we entered into an exclusive license agreement with Helion, pursuant to which we received a royalty-bearing, worldwide exclusive license to all of Helion’s intellectual property rights related to MASP-2 antibodies, polypeptides and methods in the field of inhibition of mannan-binding lectin-mediated activation of the complement system for the prevention, treatment or diagnosis of any disease or condition. We are obligated to make remaining development and sales milestone payments to Helion of up to approximately $5.4 million upon the achievement of certain events, such as receipt of marketing approval, and reaching specified sales milestones. We are obligated to pay Helion a low single-digit percentage royalty on net sales of a MASP-2 inhibitor product covered by the patents licensed under the agreement. The term of the agreement continues so long as there is a valid, subsisting and enforceable claim in any patents or patent applications covered by the agreement. The agreement may be terminated sooner by either party following a material breach of the agreement by the other party that has not been cured within 90 days.

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

Antibody Platform. We hold a worldwide exclusive license to patent rights related to our antibody platform from the University of Washington. Pursuant to our asset purchase agreement with Xori, we acquired all of Xori’s exclusive rights under a license agreement with the UW to certain patents and patent applications related to our antibody platform owned by the UW in exchange for our agreement to make royalty and development milestone payments to UW.

OMIDRIA. We entered into settlement agreements and consent judgments with (1) Par Pharmaceutical, Inc. and its subsidiary, Par Sterile Products, LLC (collectively, “Par”) and (2) Lupin Ltd. and Lupin Pharmaceuticals, Inc. (collectively, “Lupin”) in October 2017 and May 2018, respectively.

Under the terms of the settlement agreements and consent judgments, Par and Lupin are each prohibited from launching a generic version of OMIDRIA prior to a specified entry date. Par’s entry date is the earlier of (1) April 1, 2032 or (2) the date on which we or a third-party, through licensing or any future final legal judgment, should one ever exist, with respect to our Orange Book listed patents, is able to launch a generic version of OMIDRIA. Lupin’s entry date is the earlier of (A) April 1, 2032 if Par has forfeited its six month first-ANDA filer exclusivity, (B) October 1, 2032 if Par has not forfeited its six month first-ANDA filer exclusivity, or (C) a date on which we or a third party (other than Par), through licensing of, any future final legal judgment regarding, or the delisting, abandonment or expiration of our U.S. OMIDRIA patents, is able to launch a generic version of OMIDRIA. Under the settlement agreements, we granted each of Par and Lupin a non-exclusive, non-sublicensable license to make, sell and distribute a generic version of OMIDRIA between their applicable entry dates and the latest expiration of our U.S. patents related to OMIDRIA (i.e., October 23, 2033). During this period, Par and Lupin, as applicable, are each required to pay us a royalty equal to 15% of net sales of its generic version of OMIDRIA.

Competition

Overview. The pharmaceutical industry is highly competitive and characterized by a number of established, large pharmaceutical companies as well as smaller companies like ours. We expect to compete with other pharmaceutical and biotechnology companies, and our competitors may:

●	develop and market products that are less expensive, more effective or safer than our future products;
●	commercialize competing products before we can launch our products;
●	operate larger research and development programs, possess greater manufacturing capabilities or have substantially greater financial resources than we do;
●	initiate or withstand substantial price competition more successfully than we can;
●	have greater success in recruiting skilled technical and scientific workers from the limited pool of available talent;
●	more effectively negotiate third-party licenses and strategic relationships; and
●	take advantage of acquisition or other opportunities more readily than we can.

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

OMIDRIA. We are not aware of any product that directly competes with OMIDRIA and is FDA-approved for intraoperative delivery in irrigation solutions during surgical procedures; however, OMIDRIA could face competition from products that are delivered intraoperatively, but that do not include a non-steroidal anti-inflammatory agent, as well as from preoperative and postoperative treatments for mydriasis, pain or inflammation. Our primary competition for OMIDRIA comes from surgeons’ current practices, which may include use of products obtained from distributors or compounding pharmacies at a relatively low cost. Title I (the Compounding Quality Act) of the Drug Quality and Security Act, which was enacted in November 2013, added Section 503B to the FDCA establishing a distinct category of drug compounders known as “outsourcing facilities.” Among other provisions, the Compounding Quality Act imposes restrictions on the materials that may be compounded at registered outsourcing facilities and traditional compounders and places conditions on the compounding of bulk substances. Surgeons may perceive that, since the enactment of the Compounding Quality Act, compounding pharmacies, particularly those that are registered as “outsourcing facilities,” are subject to rigorous regulatory oversight that assures the safety and manufacturing quality of compounded products, notwithstanding the relatively high frequency of recall events, warning letters and findings of unsanitary conditions issued by FDA following inspection of registered outsourcing facilities. In addition, we anticipate that there are some surgeons who do not use intraoperative mydriatics and may not agree with the value proposition of maintaining pupil dilation and inhibiting miosis during the procedure, or with the use of a nonsteroidal anti-inflammatory drug intraoperatively to inhibit inflammation, prevent miosis and reduce postoperative pain. Although we are not aware of any companies developing similar approaches for maintenance of intraoperative pupil size and postoperative pain reduction as an FDA-approved product, such strategies may develop. In Europe, an inexpensive mydriatic and local anesthetic combination product is available but, unlike OMIDRIA, this product does not include an anti-inflammatory agent.

Product Candidates, Development Programs and Platforms. With respect to our development of therapeutics targeting complement-mediated disorders, there are multiple companies developing potential therapies targeting the complement system, although none of these potential therapies, to our knowledge, selectively inhibit the lectin pathway. Soliris® (eculizumab) and Ultomiris® (ravulizumab-cwvz) are monoclonal complement inhibitors administered intravenously and approved for commercial use with which our lead MASP-2 inhibitor, narsoplimab (OMS721), and/or our MASP-3 inhibitor OMS906 will compete, if either is approved for any indication(s) for which Soliris® and/or Ultomiris® are also approved. Alexion Pharmaceuticals, Inc., the manufacturer of Soliris® and Ultomiris®, has announced plans to begin a Phase 3 trial of Ultomiris® for HSCT-TMA in the second half of 2020 and has an ongoing Phase 3 trial of an antibody directed to C5, the same complement target as Soliris® and Ultomiris®, but which can be administered subcutaneously.

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

As of February 12, 2020, we owned or held worldwide exclusive licenses to a total of 76 issued patents and 61 pending patent applications in the U.S. and 914 issued patents and 521 pending patent applications in foreign markets directed to therapeutic compositions and methods related to our research and development programs. For each program, our decision to seek patent protection in specific foreign markets, in addition to the U.S., is based on many factors, including one or more of the following: our available resources, the size of the commercial market, the presence of a potential competitor or a contract manufacturer in the market and whether the legal authorities in the market effectively enforce patent rights.

●	OMIDRIA-Ophthalmology. OMIDRIA is encompassed by our PharmacoSurgery patent portfolio. The relevant patents and patent applications in this portfolio are directed to combinations of agents, generic and/or proprietary to us or to others, drawn from therapeutic classes such as pain and inflammation inhibitory agents, mydriatic agents and agents that reduce intraocular pressure, delivered locally and intraoperatively to the site of ophthalmological procedures, including cataract and lens replacement surgery. As of February 12, 2020, we owned eight issued U.S. patents and three pending U.S. patent applications and 70 issued patents and 84 pending patent applications in foreign markets that are directed to OMIDRIA. Our OMIDRIA patents have terms that will expire as late as October 23, 2033 and, if currently pending patent applications are issued, as late as November 30, 2035.
●	MASP-2 Program - Narsoplimab (OMS721). We hold worldwide exclusive licenses to rights in connection with MASP-2, the antibodies targeting MASP-2 and the therapeutic applications for those antibodies from the University of Leicester, MRC and Helion. As of February 12, 2020, we exclusively controlled 19 issued patents and 32 pending patent applications in the U.S., and 384 issued patents and 314 pending patent applications in foreign markets, related to our MASP-2 program. Our MASP-2 and narsoplimab patents have terms that will expire as late as 2032 and, if currently pending patent applications are issued, as late as 2039.
●	MASP-3 Program - OMS906. We own and exclusively control under a license from the University of Leicester all rights to methods of treating various disorders and diseases by inhibiting MASP-3. As of February 12, 2020, we exclusively controlled three pending patent applications in the U.S. and 52 issued and 85 pending patent applications in foreign markets that are related to our MASP-3 program.
●	PPARγ Program - OMS405. As of February 12, 2020, we owned two issued patents and one pending patent application in the U.S., and 30 issued patents and 10 pending patent applications in foreign markets, directed to our discoveries linking PPARγ and addictive disorders.
●	PDE7 Program - OMS527. As of February 12, 2020, we owned two issued patents and one pending patent application in the U.S., and 60 issued patents and three pending patent applications in foreign markets directed to our discoveries linking PDE7 to movement disorders, as well as one issued patent and two pending patent applications in the U.S., and 48 issued patents and 16 pending patent applications in foreign markets directed to the link between PDE7 and addiction and compulsive disorders. Additionally, under a license from Daiichi Sankyo, we exclusively control rights to three issued U.S. patents and 58 issued and four pending patent applications in foreign markets that are directed to proprietary PDE7 inhibitors. For a more detailed description of our agreement with Daiichi Sankyo, see “License and Development Agreements” below.
●	GPCR Platform. As of February 12, 2020, we owned seven issued patents and 14 pending patent applications in the U.S., and 56 issued patents and one pending patent application in foreign markets, which are directed to previously unknown links between specific molecular targets in the brain and a series of CNS disorders, to our CRA and to other research tools that are used in our GPCR program, and to orphan GPCRs and other GPCRs for which we have identified functionally interacting compounds using our CRA. Five of the pending patent applications in the U.S. and the pending patent application in foreign markets are directed to GPR174.
●	Antibody Platform. As of February 12, 2020, we owned and/or held worldwide exclusive license rights from the UW to eight issued patents and one pending patent application in the U.S., and 22 issued patents and eight pending patent applications in foreign markets, directed to our antibody platform and antibodies generated using our platform.

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

We sell OMIDRIA under trademarks that we consider in the aggregate to be important to our operations. We have registered, and intend to maintain, the trademarks “OMEROS”, “OMIDRIA”, “OMIDRIASSURE” and “PHARMACOSURGERY” with the U.S. Patent and Trademark Office in connection with the products and services we offer. We are not aware of any material claims of infringement or other challenges to our right to use the “OMEROS,” “OMIDRIA,” “OMIDRIASSURE” or “PHARMACOSURGERY” trademarks in the U.S.

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

In the U.S., our products and product candidates are regulated by the FDA as drugs or biologics under the FDCA and implementing regulations and, in the case of biologics, also under the Public Health Service Act (“PHSA”). In Europe, our products and product candidates are regulated by the EMA and national medicines regulators under the rules governing medicinal products in the EU as well as national regulations in individual countries. OMIDRIA has received marketing approval from the FDA and from the applicable regulatory authorities in the EU. Our product candidates are in various stages of testing and none of our product candidates has received marketing approval from the FDA or the applicable regulatory authorities in the EU.

The steps required before a product may be approved for marketing by the FDA, or the applicable regulatory authorities outside of the U.S., typically include the following:

●	formulation development and manufacturing process development;
●	preclinical laboratory and animal testing;
●	submission to the FDA of an Investigational New Drug application (“IND”) for human clinical testing, which must become effective before human clinical trials may begin; and in countries outside the U.S., a Clinical Trial Application (“CTA”), is filed according to the country’s local regulations;
●	adequate and well-controlled human clinical trials to establish the efficacy and safety of the product for each indication for which approval is sought;
●	adequate assessment of drug product stability to determine shelf life/expiry dating;
●	in the U.S., submission to the FDA of a New Drug Application (“NDA”), in the case of a drug product, or a BLA in the case of a biologic product and, in Europe, submission to the EMA or a national regulatory authority of an MAA;
●	satisfactory completion of inspections of one or more clinical sites at which clinical trials with the product were carried out and of the manufacturing facility or facilities at which the product is produced to assess compliance with Good Clinical Practices (“GCPs”), and cGMPs; and

●	FDA review and approval of an NDA or BLA, or review and approval of an MAA by the applicable regulatory authorities in the EU.

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

Clinical Trials. Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified personnel and must be conducted in accordance with local regulations and GCPs. Clinical trials are conducted under protocols detailing, for example, the parameters to be used in monitoring patient safety and the efficacy criteria, or endpoints, to be evaluated. Each trial must be reviewed and approved by an independent institutional review board or ethics committee for each clinical site at which the trial will be conducted before it can begin. Clinical trials are typically conducted in three defined phases, but the phases may overlap or be combined:

●	Phase 1 usually involves the initial administration of the investigational product to human subjects, who may or may not have the disease or condition for which the product is being developed, to evaluate the safety, dosage tolerance, pharmacodynamics and, if possible, to gain an early indication of the effectiveness of the product.
●	Phase 2 usually involves trials in a limited patient population with the disease or condition for which the product is being developed to evaluate appropriate dosage, to identify possible adverse side effects and safety risks, and to evaluate preliminarily the effectiveness of the product for specific indications.
●	Phase 3 clinical trials usually further evaluate and confirm effectiveness and test further for safety by administering the product in its final form in an expanded patient population.

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

If the regulatory authority determines that the application is not acceptable, it may refuse to accept the application for filing and review, outlining the deficiencies in the application and specifying additional information needed to file the application. Notwithstanding the submission of any requested additional testing or information, the regulatory authority ultimately may decide that the application does not satisfy the criteria for approval. Before approving an NDA or BLA, or an MAA, the FDA or the EMA, respectively, may inspect one or more of the clinical sites at which the clinical studies were conducted to ensure that GCPs were followed and may inspect facilities at which the product is manufactured to ensure satisfactory compliance with cGMP. After approval, changes to the approved product such as adding new indications, manufacturing changes, or additional labeling claims will require submission of a supplemental application, referred to as a variation in the EU, or, in some instances, a new application, for further review and approval. The testing and approval process requires substantial time, effort, and financial resources, and we cannot be sure that any future approval will be granted on a timely basis, if at all.

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

Accelerated Approval. The FDA may grant accelerated approval to a product for a serious or life-threatening condition that provides a meaningful therapeutic advantage to patients over existing treatments based upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality and that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. In both cases, FDA must take into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Studies that are conducted to demonstrate a drug’s effect on a surrogate or intermediate clinical endpoint for accelerated approval must be adequate and well-controlled as required by the FDCA.

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

Orphan Drug Designation. Under the Orphan Drug Act (“ODA”), the FDA may grant orphan drug designation to drugs or biologics intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the U.S. or more than 200,000 individuals in the U.S. for which the cost of developing and making the product available in the U.S. for this type of disease or condition is not likely to be recovered from U.S. sales for that product. The granting of orphan designation does not alter the standard regulatory requirements (other than payment of certain fees), nor does it alter the standards or process for obtaining marketing approval. If a product that has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has been designated as an orphan drug, the sponsor of the product qualifies for various development incentives specified in the ODA, including a tax credit of up to 25% of expenditures on qualified clinical testing for the orphan drug. Furthermore, the product is entitled to an orphan drug exclusivity period, which means that the FDA may not grant approval to any other application to market the same drug for the same indication for a period of seven years except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity for the protected indication. If the FDA designates an orphan drug based on a finding of clinical superiority, the FDA must provide a written notification to the sponsor that states the basis for orphan designation, including “any plausible hypothesis” relied on by the FDA. The FDA must also publish a summary of its clinical superiority findings upon granting orphan drug exclusivity based on clinical superiority. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. The EU has a similar Orphan Drug program to that of the U.S., and it is administered through the EMA’s Committee for Orphan Medicinal Products.

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

Drug Supply Chain Security Act. Title II (the Drug Supply Chain Security Act (the “DSCSA”)), of the Drug Quality and Security Act imposes on manufacturers of certain pharmaceutical products new obligations related to product tracking and tracing, among others, which began a several-year phase-in process in 2015. Among the requirements of this legislation, manufacturers subject to the DSCSA are required to provide certain documentation regarding the drug product to trading partners to which product ownership is transferred, label drug product with a product identifier (i.e., serialize), respond to verification requests from trading partners, provide transaction documentation upon request by federal or state government entities, and keep certain records regarding the drug product. The transfer of information to subsequent product owners by manufacturers must be done electronically. For products and transactions falling within DSCSA’s scope, manufacturers are required to verify that purchasers of the manufacturers’ products are appropriately licensed. Further, under the DSCSA, covered manufacturers have drug product investigation, quarantine, disposition, and notification responsibilities for product that is reasonably believed or that credible evidence shows to be counterfeit, diverted, stolen, intentionally adulterated such that the product would result in serious adverse health consequences or death, the subject of fraudulent transactions or otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death. Anti-counterfeiting and serialization requirements similar to those under the DSCSA have also been adopted in the EU and became effective in February 2019.

Foreign Regulatory Requirements. Outside of the U.S., our ability to conduct clinical trials or market our products will also depend on receiving the requisite authorizations from the appropriate regulatory authorities. The foreign regulatory approval processes include similar requirements and many of the risks associated with the FDA and/or the EU approval process described above, although the precise requirements may vary from country to country. In the EU, once an MAA is granted, the product must be “placed on the market” in at least one EEA country within three years of the date of authorization. “Placed on the market” is defined as when the medicinal product is “released into the distribution chain,” i.e., out of the direct control of the marketing authorization holder. In July 2018, we placed OMIDRIA on the market in the EU, on a limited basis, which maintained the ongoing validity of the European marketing authorization for OMIDRIA. A marketing authorization will cease to be valid if a product previously placed on the market is no longer actually present on the market for three consecutive years.

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

The ANDA or 505(b)(2) applicant is required to certify to the FDA concerning any patents listed for the referenced approved drug in the FDA’s Orange Book. Specifically, the applicant must certify that: (1) the required patent information has not been filed; (2) the listed patent has expired; (3) the listed patent has not expired but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patent is invalid, unenforceable or will not be infringed by the new drug. A certification that the new drug will not infringe the already approved drug’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the ANDA or 505(b)(2) applicant does not include a Paragraph IV certification, the ANDA or 505(b)(2) application will not be approved until all of the listed patents claiming the referenced drug have expired, except for any listed patents that only apply to uses of the drug not being sought by the ANDA or 505(b)(2) applicant.

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

The ANDA or 505(b)(2) application also will not be approved until any applicable non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced drug has expired. The U.S. Drug Price Competition and Patent Term Restoration Act of 1984, more commonly known as the Hatch-Waxman Act, provides a period of five years following approval of a drug containing no previously approved active moiety, during which ANDAs for generic versions of those drugs and 505(b)(2) applications referencing those drugs cannot be submitted unless the submission contains a Paragraph IV challenge to a listed patent, in which case the submission may be made four years following the original drug approval. Federal law provides for a period of three years of exclusivity following approval of a listed drug that contains previously approved active ingredients but is approved in a new dosage form, route of administration or combination, or for a new use, the approval of which was supported by new clinical trials other than bioavailability studies that were essential to the approval and conducted by or for the sponsor. During those three years of exclusivity, FDA cannot grant approval of an ANDA or 505(b)(2) application for the protected dosage form, route of administration or combination, or use of that listed drug.

In December 2019, a piece of legislation referred to as the Creating and Restoring Equal Access to Equivalent Samples Act of 2019 (“CREATES Act”) was signed into law, which is intended to address the concern that some brand manufacturers have improperly denied generic and biosimilar product developers access to samples of brand products. The CREATES Act establishes a private cause of action that permits a generic or biosimilar product developer to sue the brand manufacturer to compel it to furnish the necessary samples on commercially reasonable, market-based terms. If the developer prevails, the court may grant the developer a monetary award up to the brand product’s revenue for the period of delay in providing samples.

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

Healthcare compliance laws. In the U.S., commercialization of OMIDRIA and our product candidates, if approved, is subject to regulation and enforcement under a number of federal and state healthcare compliance laws administered and enforced by various agencies. These include, but are not limited to, the following:

●	the federal Anti-Kickback Statute, which prohibits offering or paying anything of value to a person or entity to induce or reward referrals for goods or services reimbursed by a federal health care program such as Medicare or Medicaid;
●	the federal False Claims Act, which prohibits presenting or causing to be presented a false claim for payment by a federal health care program, and which has been interpreted to also include claims caused by improper drug-manufacturer product promotion or the payment of kickbacks;
●	a variety of governmental pricing, price reporting, and rebate requirements, including those under Medicaid and the Veterans Health Care Act; and
●	the so-called Sunshine Act and certain provisions of the Affordable Care Act, which require that we report to the federal government information on certain financial payments and other transfers of value made to certain healthcare providers and institutions, as well as certain information regarding our distribution of drug samples.

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

Pharmaceutical Pricing and Reimbursement

Overview. In both U.S. and foreign markets, our ability to commercialize our products and product candidates successfully, and to attract commercialization partners for our products and product candidates, depends in significant part on the availability of adequate financial coverage and reimbursement from third-party payers including, in the U.S., managed care organizations and other private health insurers as well as governmental payers such as the Medicare and Medicaid programs. Reimbursement by a third-party payer may depend on a number of factors, including the payer’s determination that use of a product is:

●	a covered benefit under its health plan;
●	safe, effective and medically necessary;
●	appropriate for the specific patient;
●	cost-effective; and
●	neither experimental nor investigational.

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

United States. Political, economic and regulatory influences are subjecting the healthcare industry in the U.S. to fundamental changes. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could significantly affect our business. For example, the 2010 Affordable Care Act (the “ACA”), is intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Other legislative changes included a two percent across-the-board reduction to Medicare payments to providers, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through fiscal year 2025 unless additional congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, and increased the period for the government to recover overpayments to providers from three to five years. President Trump and various members of Congress have expressed a desire to repeal all or portions of the ACA and, in December 2017, portions of the ACA dealing with the individual mandate insurance requirement were effectively repealed by the Tax Cuts and Jobs Act of 2017. In December 2018, a federal district court judge in Texas found the ACA’s individual mandate to be unconstitutional and, therefore, the entire law to be invalid. In December 2019, the Fifth Circuit affirmed the ruling regarding the individual mandate but remanded the case to the district court for additional analysis of the question of severability and whether portions of the law remain valid. The case has been appealed to the Supreme Court and on March 2, 2020, the Supreme Court announced that it would hear oral argument during its next term. President Trump, the Secretary of Health and Human Services, various members of Congress and CMS have made statements and/or issued proposals regarding containment of drug prices through various means, including enabling CMS to negotiate U.S. drug pricing, aligning U.S. drug pricing with foreign drug pricing, pricing transparency measures, reform of drug rebate programs, and conditioning coverage and reimbursement of certain drugs upon the prior failure or inadequacy of less expensive therapies (sometimes referred to as “step therapy”). We cannot predict the ultimate content, timing or effect of any healthcare reform legislation or executive order or the impact that the resulting changes may have on us.

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

Research and Development

We have built a research and development organization that includes expertise in discovery research, preclinical development, product formulation, analytical and medicinal chemistry, manufacturing, clinical development and regulatory and quality assurance. We operate cross-functionally and are led by an experienced management team. We use rigorous project management techniques to make disciplined strategic decisions regarding our research and development programs and to limit the risk profile of our product pipeline. We also access relevant market information and key opinion leaders in creating target product profiles and, when appropriate, as we advance our programs to commercialization. We engage third parties on a limited basis to conduct portions of our preclinical research; however, we are not substantially dependent on any third parties for our preclinical research nor do any of these third parties conduct a major portion of our preclinical research. We also engage multiple clinical sites to conduct our clinical trials. None of these sites conduct the major portion of our clinical trials and we are not substantially dependent on any one of them.

Employees

As of December 31, 2019, we had 258 full-time employees, 60 of whom are in research and development, 151 of whom are in sales and marketing and 47 of whom are in finance, legal, business development and administration. Our full-time employees include eight with M.D.s and 38 with Ph.Ds., of whom one and 21, respectively, are in research and development. None of our employees is represented by a labor union, and we consider our employee relations to be good.

Information about Our Executive Officers and Significant Employees

The following table provides information regarding our executive officers and significant employees as of March 2, 2020:

Name	Age	Position(s)
Executive Officers:
Gregory A. Demopulos, M.D.	61	President, Chief Executive Officer and Chairman of the Board of Directors
Michael A. Jacobsen	61	Vice President, Finance, Chief Accounting Officer and Treasurer
Peter B. Cancelmo, J.D.	41	Vice President, General Counsel and Secretary
Significant Employees:
Christopher S. Bral, Ph.D.	54	Vice President, Nonclinical Development
Timothy M. Duffy	59	Vice President, Business Development
George A. Gaitanaris, M.D., Ph.D.	63	Vice President, Science and Chief Scientific Officer
Daniel G. Kirby	48	Vice President, Chief Commercial Officer
Bruce Meiklejohn, Ph.D.	60	Vice President, Chemistry, Manufacturing and Controls
Catherine A. Melfi, Ph.D.	60	Vice President, Regulatory Affairs & Quality Systems and Chief Regulatory Officer
Tina Quinton, J.D., M.S.	57	Vice President, Patents
J. Steven Whitaker, M.D., J.D.	64	Vice President, Chief Medical Officer

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

Peter B. Cancelmo, J.D. has served as our vice president, general counsel and secretary since June 2019. He joined Omeros as deputy general counsel, corporate governance and securities in January 2019. Prior to joining Omeros, Mr. Cancelmo was a principal and shareholder at Garvey Schubert Barer, P.C., where he represented clients in the life sciences and other technology industries in mergers, acquisitions, strategic alliances, public and private securities offerings, and a range of other corporate, commercial and financial transactions. He served as chair of the firm’s business practice group from 2016 until his departure in December 2018. Mr. Cancelmo previously practiced corporate and transactional law at Davies, Ward, Philips and Vineberg LLP, in New York, and Choate, Hall & Stewart LLP, in Boston. Mr. Cancelmo received his J.D. from Boston University and his B.A. from Saint Michael’s College.

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

Daniel G. Kirby has served as our chief commercial officer since August 2019 and as our vice president, head of commercial since November 2018. From March 2018 until September 2018 Mr. Kirby was the U.S. CAR T-cell commercial lead for Celgene Corporation, having joined Celgene following its acquisition of Juno Therapeutics, Inc. Mr. Kirby served as Juno’s Vice President of Market and Market Access from March 2016 until its acquisition by Celgene in March 2018. Prior to his work at Celgene and Juno, Mr. Kirby was the head of marketing at Medivation, Inc. from 2015 to 2016, and spent nearly 15 years in commercial leadership roles at Amgen Inc. In his final role at Amgen, Mr. Kirby oversaw the U.S. customer-facing marketing efforts for the G-CSF franchise, NEULASTA® and NEUPOGEN®. Mr. Kirby’s experience also includes commercial roles at GlaxoSmithKline. Mr. Kirby holds an undergraduate degree from the University of Maryland at College Park.

Bruce Meiklejohn, Ph.D. has served as our vice president, chemistry, manufacturing and controls (CMC) since October 2019. Prior to joining Omeros in this role, Dr. Meiklejohn was an expert CMC consultant for several biotechnology companies, including Omeros. His consulting work followed a career at Eli Lilly and Company, where he held a number of CMC leadership roles including head of Lilly’s biopharmaceutical product development division and senior research fellow in regulatory affairs CMC. While at Lilly, Dr. Meiklejohn led or played a key role in CMC activities for a number of multibillion-dollar drugs, including Trulicity®, Cialis®, Alimta®, Forteo®, and Cymbalta®. Dr. Meiklejohn earned his Ph.D. in analytical chemistry and his B.S. in biology and chemistry at Colorado State University.

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

Tina Quinton, J.D., M.S. has served as our vice president, patents, since June 2019 and previously served as our deputy general counsel, patents from August 2017 to June 2019 and as associate general counsel, patents from 2012 to 2017. Prior to joining Omeros, Ms. Quinton was a partner with the firm Christensen O'Connor Johnson & Kindness, PLLC, where she represented clients in the biotechnology and medical sciences industries in all aspects of worldwide patent procurement and enforcement. Before Christensen O'Connor Johnson & Kindness, Ms. Quinton was a research scientist at several biotechnology companies and centers, including ZymoGenetics, Targeted Genetics Corporation and Fred Hutchinson Cancer Research Center. Ms. Quinton received her J.D. and her M.S. in Molecular and Cellular Biology from the University of Washington and her B.S. from Gordon College.

J. Steven Whitaker, M.D., J.D. has served as our vice president, clinical development since joining Omeros in 2010, and served as our chief medical officer from March 2010 to August 2018 and since November 2019. From May 2008 to March 2010, Dr. Whitaker served as the chief medical officer, vice president of clinical development at Allon Therapeutics, Inc., a biotechnology company focused on developing drugs for neurodegenerative diseases. From August 2007 to May 2008, he served as a medical consultant to Accelerator Corporation, a biotechnology-company investor and incubator. From May 1994 to May 2007, Dr. Whitaker served at ICOS Corporation, which was acquired by Eli Lilly and Company in 2007. At ICOS, he held roles of increasing responsibility in clinical research and medical affairs, most recently as divisional vice president, clinical research as well as medical director of the Cialis® global product team. Dr. Whitaker received his M.D. from the Indiana University School of Medicine, his J.D. from the University of Washington and his B.S. from Butler University.

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

Risks Related to Our Products, Programs and Operations

Our ability to achieve profitability is highly dependent on the commercial success of OMIDRIA, and to the extent OMIDRIA is not successful, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.

OMIDRIA is our only product that has been approved by the Food and Drug Administration (“FDA”), for commercial sale in the U.S. For the three and 12 months ended December 31, 2019, we recorded net sales of OMIDRIA of $33.4 million and $111.8 million, respectively. Revenues from sales of OMIDRIA have not been sufficient to fund our operations fully in prior periods and we cannot provide assurance that revenues from OMIDRIA sales will be sufficient to fund our operations fully in the future. We will need to generate substantially more product revenue from OMIDRIA to achieve and sustain profitability. We may be unable to sustain or increase revenues generated from OMIDRIA product sales for a number of reasons, including:

●	the scheduled expiration of pass-through reimbursement on September 30, 2020 and uncertainty regarding the extent of coverage and reimbursement for OMIDRIA when used in Medicare patients after September 30, 2020;
●	pricing, coverage and reimbursement policies of government and private payers such as Medicare, Medicaid, the U.S. Department of Veterans Affairs, group purchasing organizations, insurance companies, health maintenance organizations and other plan administrators;
●	a lack of acceptance by physicians, patients and other members of the healthcare community;
●	the availability, relative price and efficacy of the product as compared to alternative treatment options or branded, compounded or generic competing products;
●	an unknown safety risk;
●	the failure to enter into and maintain acceptable partnering arrangements for marketing and distribution of OMIDRIA outside of the U.S.; and
●	changed or increased regulatory restrictions in the U.S., EU and/or other foreign territories.

If legislative and/or administrative means to extend separate payment for OMIDRIA are not successful, we would need to pursue an alternative sales strategy, and our revenues and financial condition could be adversely and significantly affected.

Pass-through reimbursement status allows for separate payment (i.e., outside the packaged payment rate for the surgical procedure) under Medicare Part B. Under the Consolidated Appropriations Act of 2018 (the “2018 Appropriations Act”), Congress extended pass-through reimbursement status for a small number of drugs, including OMIDRIA, used during procedures performed on Medicare Part B fee-for-service patients for an additional two years, running from October 1, 2018 through September 30, 2020. We continue to seek permanent separate or similar reimbursement for OMIDRIA. However, this requires action from legislative and/or administrative authorities and we cannot guarantee that any such action will be taken or, if taken, when such action will be effective. On November 1, 2019, in its 2020 OPPS final rule, CMS declined to grant separate payment to OMIDRIA beyond the current expiration of its pass-through status on September 30, 2020. CMS also noted in the 2020 final rule that it would continue to analyze evidence and monitor utilization of OMIDRIA. Accordingly, we can provide no assurances that separate reimbursement for OMIDRIA will continue to be available on or after September 30, 2020, or if available, that the reimbursement rate will be adequate. If the future reimbursement status of OMIDRIA continues to be uncertain as the scheduled date for expiration of pass-through status approaches, then demand for OMIDRIA from ambulatory surgery centers (“ASCs”) and hospitals may be reduced substantially. In such event, sales to our wholesalers may decrease correspondingly, as they adjust on-hand inventory in anticipation of reduced demand from end users.

If we are unable to obtain permanent separate or similar reimbursement for OMIDRIA, we expect to pursue an alternative sales strategy. We may face difficulties or delays in implementing an alternative sales strategy and, even if successfully implemented, we cannot predict how quickly, or if, our customers would increase their OMIDRIA utilization, and the net revenues we receive for OMIDRIA could be reduced, potentially by a significant amount. A reduction in OMIDRIA revenues for this or any other reason may also impair our ability to borrow under our line of credit facility with Silicon Valley Bank (“SVB”).

Any of these risks, if realized, would adversely affect our ability to generate revenue and attain profitability, and there would be a material adverse effect on our business, financial condition, results of operations and growth prospects and the trading price of our stock could decline.

If OMIDRIA or any other product that we develop and commercialize does not receive adequate coverage or reimbursement from governments and/or private payers, or if we do not establish and maintain market-acceptable pricing for OMIDRIA or those potential other commercialized products, our prospects for revenue and profitability would suffer.

Our revenues depend heavily on the pricing, availability and duration of adequate coverage or reimbursement for the use of products that we or our third-party business partners commercialize, including OMIDRIA, from government, private and other third-party payers, both in the U.S. and in other countries. Any product that we bring to market may not be considered cost-effective and/or the amount reimbursed for any product may be insufficient to allow us to sell the product profitably. Obtaining coverage and adequate reimbursement for any product from each government or third-party payer can be a time-consuming and costly process that may require expansion of staff and/or increased use of third parties and could require us to provide additional supporting scientific, clinical and cost-effectiveness data for the use of our approved products to each payer. We can provide no assurances at this time regarding the cost-effectiveness of OMIDRIA or any of our product candidates. Further, we can provide no assurance that the amounts, if any, reimbursed to surgical facilities for utilization of any of our surgery-related products, including OMIDRIA or any of our product candidates, or to surgeons for the administration and delivery of these products or product candidates will be considered adequate to justify the use of these products or product candidates. The Trump administration has proposed increasing CMS’ power to negotiate with drug makers and possibly set reimbursement based on an index of international prices, and a proposed rule by CMS would, if implemented, empower Part D sponsors and Medicare Advantage plan to use prior authorization and step therapy more aggressively, each of which could adversely impact pricing of our products, including OMIDRIA. We also can provide no assurance that Merit-Based Incentive Payment System payment adjustments for eligible professionals under the Medicare Access and CHIP Reauthorization Act of 2015 will not adversely impact OMIDRIA sales revenue.

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

Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year. We believe that our quarterly and annual results of operations may be affected by a variety of factors, including:

●	the level and timing of commercial sales of OMIDRIA, as well as our product candidates if and when approved or commercialized;
●	the extent of coverage and reimbursement for OMIDRIA;
●	the amount of OMIDRIA chargebacks, rebates and product returns;
●	the extent of any payments received from collaboration arrangements and development funding as well as the achievement of development and clinical milestones under collaboration and license agreements that we may enter into from time to time and that may vary significantly from quarter to quarter; and
●	the timing, cost and level of investment in our research and development activities as well as expenditures we will or may incur to acquire or develop additional technologies, products and product candidates, or in preparation for potential commercialization of our product candidates.

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

Our operations have consumed substantial amounts of cash since our incorporation and, as of December 31, 2019, we had an accumulated deficit of approximately $734.6 million. We expect to continue to spend substantial amounts to:

●	initiate and conduct clinical trials and manufacture clinical and registration batches for our programs and product candidates;
●	continue OMIDRIA sales and marketing;
●	continue research and development in our programs;

●	make principal, interest and fee payments as required under our 6.25% Convertible Senior Notes due 2023 (the “Convertible Notes”); and
●	commercialize and launch product candidates for which we may receive regulatory approval.

We expect to continue to incur additional losses until such time as we generate significant revenue from the sale of OMIDRIA, other commercial products or partnerships. We are unable to predict the extent of any future losses and cannot provide assurance that we will generate sufficient revenue from OMIDRIA or other commercial products in the future to fund our operations fully. If we are unable to generate sufficient revenue from the sale of OMIDRIA, other commercialized products or partnership arrangements, we may never become and remain profitable and will be required to raise additional capital to continue to fund our operations. We cannot be certain that additional capital will be available to us on acceptable terms, if at all, when required. Adverse developments to our financial condition or business, as well as disruptions in the global equity and credit markets, may limit our ability to access capital. If we do not raise additional capital when needed through one or more funding avenues, such as debt or equity financings or corporate partnering, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or one or more of our preclinical programs or other research and development initiatives. In addition, we may be required to seek collaborators for one or more of our current or future products at an earlier stage than otherwise would be desirable or on terms that are less favorable than otherwise might be available or to relinquish or license on unfavorable terms our rights to technologies or products that we otherwise would seek to develop or commercialize ourselves. We also may have insufficient funds or otherwise be unable to advance our preclinical programs, such as potential new drug targets developed from our GPCR program, to a point where they can generate revenue through partnerships, collaborations or other arrangements. Any of these actions could limit the amount of revenue we are able to generate and harm our business and prospects.

Management, as well as our independent registered public accounting firm, have concluded that a substantial doubt is deemed to exist concerning our ability to continue as a going concern.

As further discussed in Part II, Item 8, “Note 1--Organization and Basis of Presentation” to our Consolidated Financial Statements in this Annual Report on Form 10-K, substantial doubt is deemed to exist about the company’s ability to continue as a going concern through March 2, 2021. Our financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern will require us to generate positive cash flow from operations, obtain additional financing, enter into strategic alliances and/or sell assets. Our limited cash resources and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital, enter into strategic alliances and/or make our scheduled debt payments on a timely basis or at all. If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

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

We are also required to comply with extensive governmental regulatory requirements after a product has received marketing authorization. Governing regulatory authorities may require post-marketing studies that may negatively impact the commercial viability of a product. Once on the market, a product may become associated with previously undetected adverse effects and/or may develop manufacturing difficulties. We are required to comply with other post-marketing requirements including current Good Manufacturing Practices, advertising and promotion restrictions, pharmacovigilance requirements including risk management activities, reporting and recordkeeping obligations, and other requirements. As a result of any of these or other problems, a product’s regulatory approval could be withdrawn, which could harm our business and operating results. In addition, we must maintain an effective healthcare compliance program in order to comply with U.S. and other laws applicable to marketed drug products and, in particular, laws (such as the Anti-Kickback Statute, the False Claims Act and the Sunshine Act) applicable when drug products are purchased or reimbursed by a federal or state healthcare program. U.S. laws such as the Foreign Corrupt Practices Act prohibit the offering or payment of bribes or inducements to foreign public officials, including potentially physicians or other medical professionals who are employees of public health care entities in jurisdictions outside the U.S. In addition, many countries have their own laws similar to the healthcare compliance laws that exist in the U.S. Implementing and maintaining an effective compliance program requires the expenditure of significant time and resources. If we are found to be in violation of any of these laws, we may be subject to significant penalties, including but not limited to civil or criminal penalties, damages and fines as well as exclusion from government healthcare programs.

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

There is uncertainty with respect to the impact that health care reform legislation may have on coverage and reimbursement for healthcare items and services covered by plans that are authorized by the 2010 Affordable Care Act (“ACA”). President Trump and various members of Congress have expressed a desire to repeal all or portions of the ACA and, in December 2017, portions of the ACA dealing with the individual mandate insurance requirement were effectively repealed by the Tax Cuts and Jobs Act of 2017. Congress and/or President Trump may seek to repeal other aspects of the ACA. In December 2018, a federal district court judge in Texas found the ACA’s individual mandate to be unconstitutional and therefore the entire law to be invalid. In December 2019, the Fifth Circuit affirmed the ruling regarding the individual mandate but remanded the case to the district court for additional analysis of the question of severability and whether portions of the law remain valid. The case has been appealed to the Supreme Court and on March 2, 2020, the Supreme Court announced that it would hear oral argument during its next term. President Trump, the Secretary of Health and Human Services, various members of Congress and CMS have made statements and/or issued proposals regarding containment of drug prices through various means, including measures designed to enable CMS greater power to negotiate U.S. drug pricing and/or set reimbursement based on an index of international drug prices, pricing transparency measures, and reforms that would empower Part D sponsors and Medicare Advantage plans to more aggressively use prior authorization and step therapy as a means to control prescription drug costs. We cannot predict the ultimate content, timing or effect of any healthcare reform legislation, rulemaking or executive order, or the impact that the resulting changes may have on us.

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

We intend to have OMIDRIA and our product candidates, if approved, marketed outside the U.S. In order to market our products in non-U.S. jurisdictions, we or our partners must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The regulatory approval procedure varies among countries and can involve additional testing and data review. The requirements governing marketing authorization, the conduct of clinical trials, pricing and reimbursement vary from country to country. Approval by the FDA does not ensure approval by the European Medicines Agency (“EMA”), and approval by one foreign regulatory authority does not ensure approval by regulatory agencies in other foreign countries or by the FDA. The time required to obtain regulatory approval outside the U.S. and EU may differ from that required to obtain FDA or EU approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval discussed in these “Risk Factors” and we may not obtain foreign regulatory approvals on a timely basis, or at all. In addition, even if we were able to obtain regulatory approval for a product in one or more foreign jurisdictions, we may need to complete additional requirements to maintain that approval and our ability to market the product in the applicable jurisdiction.

We may face a variety of risks associated with international operations that, if realized, could materially adversely affect our business.

We may be subject to additional risks for OMIDRIA or any of our product candidates that are marketed outside the U.S., including:

●	reduced protection for intellectual property rights;
●	unexpected changes in tariffs, trade barriers and regulatory requirements, including those associated with the withdrawal of the United Kingdom from the EU;
●	economic weakness, including inflation, or political instability in particular foreign economies and markets;
●	foreign currency fluctuations and other obligations incident to doing business in another country; and
●	business interruptions resulting from geopolitical actions, including war and terrorism, adverse public health developments such as the outbreak of the COVID-19 coronavirus, or natural disasters including earthquakes, typhoons, floods and fires.

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

In addition, narsoplimab is a biologic drug product and any other product candidate from certain of our programs, including but not limited to MASP-2 and MASP-3, could be a biologic drug product. We do not have the internal capability to produce biologics for use in clinical trials or on a commercial scale. There are only a limited number of manufacturers of biologic drug products and we may be unable to enter into agreements on commercially reasonable terms with a sufficient number of them to meet clinical or commercial demand, if at all. The regulatory requirements for commercial supply are more stringent than for clinical supply and we cannot guarantee that a contract manufacturer producing drug product for clinical trials will be able to complete in a successful and timely manner the appropriate validation processes or obtain the necessary regulatory approvals for marketing approval and commercial supply in a timely manner or at all.

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

Ingredients, excipients, test kits and other materials necessary to manufacture OMIDRIA or our product candidates may not be available on commercially reasonable terms, or at all, which may adversely affect the sales of OMIDRIA or development and commercialization of our product candidates.

We and our third-party manufacturers must obtain from third-party suppliers the APIs, excipients, and/or other raw materials plus primary and secondary packaging materials necessary for our contract manufacturers to produce

OMIDRIA and our product candidates for our clinical trials and, to the extent approved or commercialized, for commercial distribution. Although we have entered or intend to enter into agreements with third-party suppliers that will guarantee the availability and timely delivery of APIs, excipients, test kits and materials for OMIDRIA and our product candidates, we have not yet entered into agreements for the supply of all such ingredients, excipients, test kits or materials, and we may be unable to secure all such supply agreements or guarantees on commercially reasonable terms, if at all. Even if we were able to secure such agreements or guarantees, our suppliers may be unable or choose not to provide us the ingredients, excipients, test kits or materials in a timely manner or in the quantities required. If we or our third-party manufacturers are unable to obtain the quantities of these ingredients, excipients or materials that are necessary for the manufacture of commercial supplies of OMIDRIA, our ability to generate revenue from the sale of OMIDRIA would be materially and adversely affected. Further, if we or our third-party manufacturers are unable to obtain APIs, excipients, test kits and materials as necessary for our clinical trials or for the manufacture of commercial supplies of our product candidates, if approved, potential regulatory approval or commercialization would be delayed, which would materially and adversely affect our ability to generate revenue from the sale of our product candidates.

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

We cannot predict whether we will encounter problems with any of our completed, ongoing or planned clinical trials or clinical data collection protocols that will cause regulatory agencies, institutional review boards or ethics committees, or us to delay our clinical trials or suspend or delay the analysis of the data from those trials. Clinical trials and clinical data protocols can be delayed for a variety of reasons, including:

●	discussions with the FDA, the EMA or other foreign authorities regarding the scope or design of our clinical trials or clinical data collection protocols;
●	delays or the inability to obtain required approvals from institutional review boards, ethics committees or other responsible entities at clinical sites selected for participation in our clinical trials;
●	delays in enrolling patients into clinical trials, collecting data from enrolled patients or collecting historical control data for any reason including disease severity, trial or data collection protocol design, study eligibility criteria, patient population size (e.g., for orphan diseases or for some pediatric indications), proximity and/or availability of clinical trial sites for prospective patients, availability of competing therapies and clinical trials, regional differences in diagnosis and treatment, perceived risks and benefits of the product or product candidate, physician patient referral practices, disruptions due to external events, including an outbreak of pandemic or contagious disease such as the COVID-19 coronavirus, which as described above has caused an enrollment delay in the small cohort of our Phase 2 clinical trial of narsoplimab in patients with IgA nephropathy that is being conducted exclusively at sites in Hong Kong and focuses on subcutaneous dosing and associated biomarkers, or the ability to monitor patients adequately before and after treatment;
●	lower than anticipated retention rates of patients in clinical trials;
●	the need to repeat or conduct additional clinical trials as a result of inconclusive or negative results, failure to replicate positive early clinical data in subsequent clinical trials, failure to deliver an efficacious dose of a product candidate, poorly executed testing, a failure of a clinical site to adhere to the clinical protocol, an unacceptable study design or other problems;
●	adverse findings in clinical or nonclinical studies related to the safety of our product candidates in humans;
●	an insufficient supply of product candidate materials or other materials necessary to conduct our clinical trials;
●	the need to qualify new suppliers of product candidate materials for FDA and foreign regulatory approval;

●	an unfavorable inspection or review by the FDA or other regulatory authority of a clinical trial site or records of any clinical investigation;
●	the occurrence of unacceptable drug-related side effects or adverse events experienced by participants in our clinical trials;
●	the suspension by a regulatory agency of a trial by imposing a clinical hold; or
●	the amendment of clinical trial or data collection protocols to reflect changes in regulatory requirements and guidance or other reasons as well as subsequent re-examination of amendments to clinical trial or data collection protocols by institutional review boards or ethics committees.

In addition, our clinical trial or development programs have been, and in the future may be, suspended or terminated by us, the FDA or other regulatory authorities, or institutional review boards or ethics committees due to a number of factors, including:

●	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;
●	inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;
●	the failure to remove a clinical hold in a timely manner, if at all;
●	unforeseen safety issues or any determination that a trial presents unacceptable health risks;
●	inability to deliver an efficacious dose of a product candidate; or
●	lack of adequate funding to continue the clinical trial or development program, including as a result of unforeseen costs due to enrollment delays, requirements to conduct additional trials and studies and/or increased expenses associated with the services of our contract research organizations (“CROs”), or other third-parties.

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

Our product candidates may not successfully complete clinical development or be suitable for successful commercialization or generation of revenue through partnerships, and our preclinical programs may not produce product candidates that are suitable for clinical trials.

We must successfully complete preclinical testing, which may include demonstrating efficacy and the lack of toxicity in established animal models, before commencing clinical trials for any product candidate. Many pharmaceutical and biological product candidates do not successfully complete preclinical testing. There can be no assurance that positive results from preclinical studies will be predictive of results obtained from subsequent preclinical studies or clinical trials. Even if preclinical testing is successfully completed, we cannot be certain that any product candidates that do advance into clinical trials will successfully demonstrate safety and efficacy in clinical trials. Even if we achieve positive results in early clinical trials, they may not be predictive of the results in later trials, and safety and/or efficacy outcomes of early clinical trials may not be consistent with outcomes of subsequent clinical trials. There can be no assurance that we will be able to successfully commercialize our current or future product candidates or to meet our expectations with respect to revenues or profits from such products.

We may incur substantial costs as a result of commercial disputes, claims, litigation or other legal proceedings relating to our business operations, especially with regard to patent and other intellectual property rights, and such costs or an adverse outcome in such a proceeding may adversely affect our financial condition, results of operations and/or stock price.

Our business involves numerous commercial contractual arrangements, important intellectual property rights, potential product liability, uncertainties with respect to clinical development, manufacture and regulatory approvals and other aspects that create heightened risks of disputes, claims and legal proceedings. These include claims that may be faced in one or more jurisdictions related to the safety of our product candidates and products, the development of our product candidates, our ability to obtain regulatory approval for our product candidates, our expectations regarding product development and regulatory approval, sales and marketing practices, commercial disputes including with contract manufacturers, competition, environmental matters, employment matters and other matters. These matters could consume significant time and resources, even if we are successful. Many of our competitors and contractual counterparties are significantly larger than we are and, as a result, may be able to sustain the costs of complex litigation more effectively than we can because they have substantially greater resources. In addition, we may pay damage awards or settlements or become subject to equitable remedies that could, individually or in the aggregate, have a material negative effect on our financial condition, results of operations or stock price. Any uncertainties resulting from the initiation and continuation of any litigation also could have a material adverse effect on our ability to raise the capital necessary to continue our operations.

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

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

●	we may not be able to generate sufficient data to support full patent applications that protect the entire breadth of developments in one or more of our programs or platforms;
●	it is possible that one or more of our pending patent applications will not become an issued patent or, if issued, that the patent(s) will be sufficient to protect our technology, provide us with a basis for commercially viable products or provide us with any competitive advantages;
●	if our pending applications issue as patents, they may be challenged by third parties as not infringed, invalid or unenforceable under U.S. or foreign laws; or

●	if issued, the patents under which we hold rights may not be valid or enforceable.

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

In November 2018 we issued $210.0 million aggregate principal amount of our Convertible Notes, and as of December 31, 2019 we had approximately $2.8 million of outstanding finance lease obligations. We may incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

●	increasing our vulnerability to adverse economic and industry conditions;
●	limiting our ability to obtain additional financing;
●	requiring a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
●	limiting our flexibility to plan for, or react to, changes in our business;
●	diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the Convertible Notes; and
●	placing us at a possible competitive disadvantage with competitors that are less leveraged than we are or have better access to capital.

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

Our credit facility contains restrictive covenants that may limit our operating flexibility.

In August 2019, we entered into a loan and security agreement with SVB, under which we may borrow up to the lesser of $50.0 million and 85.0% of our eligible accounts receivable, less certain reserves. The credit facility contains restrictive covenants that limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, incur additional indebtedness and liens and enter into new businesses. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lender or terminate the credit facility, which may limit our operating flexibility. In addition, our credit facility is secured by all of our assets, excluding our intellectual property and development program inventories. While we had no outstanding borrowings under the credit facility and were in compliance with all covenants as of December 31, 2019, there is no guarantee that we will be able to generate sufficient cash flow or revenue to meet these financial covenants or pay the principal and interest on any future borrowings under our facility.

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

Should we decide to use APIs in any of our product candidates that are proprietary to one or more third parties, such as our PDE7 program (OMS527), we would need to maintain licenses to those active ingredients from those third parties. If we are unable to continue to access rights to these active ingredients prior to conducting preclinical toxicology studies intended to support clinical trials, we may need to develop alternate product candidates from these programs by either accessing or developing alternate active ingredients, resulting in increased development costs and delays in commercialization of these product candidates. If we are unable to maintain continued access rights to the desired active ingredients on commercially reasonable terms or develop suitable alternate active ingredients, or if we do not meet diligence or other obligations under the corresponding licenses, we may not be able to commercialize product candidates from these programs.

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

During the 12-month period ended December 31, 2019, our stock traded as high as $20.92 per share and as low as $10.88 per share. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to numerous factors, many of which are beyond our control. In addition, the stock market has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of publicly traded companies. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. These fluctuations may be even more pronounced in the trading market for our stock. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

If we issue additional shares of our common stock or other securities that may be convertible into, or exercisable or exchangeable for, our common stock, our existing shareholders would experience further dilution.

To the extent that we raise additional funds in the future by issuing equity securities, our shareholders would experience dilution, which may be significant and could cause the market price of our common stock to decline significantly. In addition, approximately 11.5 million shares of common stock were subject to outstanding options and warrants as of December 31, 2019 and may become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements. As of December 31, 2019, we also had approximately 5.4 million shares of common stock reserved for future issuance under our employee benefit plans that are not subject to outstanding options. Further, to the extent we issue common stock upon conversion of the Convertible Notes, such conversion would dilute the ownership interests of existing stockholders despite the expected reduction of such dilution as a result of the capped call transaction that we entered into in connection with issuance of the Convertible Notes. If the holders of outstanding options or warrants elect to exercise some or all of them, or if the shares subject to our employee benefit plans are issued and become eligible for sale in the public market, or we issue common stock upon conversion of the Convertible Notes, our shareholders would experience dilution and the market price of our common stock could decline.

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

Our business requires significant funding. We currently plan to invest all available funds and future earnings, if any, in the development and growth of our business. Additionally, under the loan and security agreement with SVB, we have agreed not to pay any dividends. Therefore, we currently do not anticipate paying any cash dividends on our common stock in the foreseeable future. As a result, a rise in the market price of our common stock, which is uncertain and unpredictable, will be the sole source of potential gain for shareholders in the foreseeable future, and an investment in our common stock for dividend income should not be relied upon.

ITEM 1B.            UNRESOLVED STAFF COMMENTS

None.

ITEM 2.              PROPERTIES

We lease approximately 110,308 square feet for our principal office and laboratory space in the building located at 201 Elliott Avenue West, Seattle, Washington (“The Omeros Building”), which includes approximately 5,436 square feet of laboratory space that we are subleasing to third parties. The lease term for our space is through November 2027. We also have two options to extend the lease term, each by five years. The annual base rent due under the lease for our principal office and laboratory space is $6.4 million for 2020, $6.5 million for 2021 and $6.7 million for 2022 and will increase by approximately 2.3% each year thereafter. In addition, we are responsible for paying our proportionate share of the building’s utilities, taxes, insurance and maintenance as well as a property management fee.

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

Holders

As of February 24, 2020, there were approximately 99 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our capital stock. We expect to retain all available funds and future earnings to fund the development and growth of our business and we do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We did not sell any equity securities during the fiscal year ended December 31, 2019 in transactions that were not registered under the Securities Act.

Stock Performance Graph

The following graph compares the cumulative total shareholder return for our common stock (OMER), the Nasdaq Biotechnology Index (NBI) and the Nasdaq U.S. Benchmark TR Index (NQUSBT) for the period beginning December 31, 2014 and ending December 31, 2019. This graph assumes that $100 was invested on December 31, 2014 in our common stock, the Nasdaq Biotechnology Index and the Nasdaq U.S. Benchmark TR Index. It also assumes that any dividends were reinvested. The data shown in the following graph are not necessarily indicative of future stock price performance.

Comparison of 5 Year Cumulative Return

Assumes Initial Investment of $100

OMER
NBI
NQUSBT
$200
$100
$0
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share and share data)
Consolidated Statements of Operations and Comprehensive Loss Data:
Revenues:
Product sales, net	$111,805	$29,868	$64,826	$41,617	$13,509

Costs and expenses:
Cost of product sales	865	512	1,078	1,412	1,041
Research and development	109,696	89,860	55,599	50,699	48,379
Selling, general and administrative	64,626	51,718	52,044	43,782	35,327
Total costs and expenses	175,187	142,090	108,721	95,893	84,747
Loss from operations	(63,382)	(112,222)	(43,895)	(54,276)	(71,238)
Loss on early extinguishment of debt	—	(12,993)	—	(5,595)	(1,315)
Interest expense	(22,657)	(16,252)	(11,030)	(7,819)	(3,573)
Other income	1,553	1,781	1,444	945	1,030
Loss before income taxes	(84,486)	(139,686)	(53,481)	(66,745)	(75,096)
Income tax benefit	—	12,929	—	—	—
Net loss	$(84,486)	$(126,757)	$(53,481)	$(66,745)	$(75,096)
Comprehensive loss	$(84,486)	$(126,757)	$(53,481)	$(66,745)	$(75,096)
Basic and diluted net loss per share	$(1.71)	$(2.61)	$(1.17)	$(1.65)	$(2.00)
Weighted-average shares used to compute basic and diluted net loss per share	49,523,444	48,582,636	45,539,362	40,446,410	37,560,257

	As of December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$60,788	$60,498	$83,749	$45,331	$28,263
Working capital	48,286	52,511	82,065	44,191	20,893
Restricted investments	1,154	1,154	5,835	5,835	10,679
Total assets	136,969	95,936	116,328	67,278	48,995
Note payable	—	—	83,307	79,187	49,842
Lease liabilities (1)	35,822	2,467	1,300	523	—
Unsecured convertible senior notes, net	158,213	148,981	—	—	—
Accumulated deficit	(734,611)	(650,125)	(523,368)	(469,887)	(403,142)
Total shareholders’ deficit	(109,021)	(100,156)	(2,814)	(37,447)	(26,234)
(1)	We adopted ASU 2016-02, Leases, (Topic 842) on January 1, 2019 using a modified retrospective approach. For additional information regarding our lease adoption, see Part II, Item 8, “Note 2--Significant Accounting Policies” to our Consolidated Financial Statements in this Annual Report on Form 10-K.

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

Our drug product OMIDRIA® is marketed in the United States for use during cataract surgery or intraocular lens (“IOL”), replacement procedures to maintain pupil size by preventing intraoperative miosis (pupil constriction) and to reduce postoperative ocular pain. In our pipeline we have multiple Phase 3 and Phase 2 clinical-stage development programs focused on complement-associated thrombotic microangiopathies; complement-mediated disorders and substance abuse. In addition, we have a diverse group of preclinical programs, including GPR174, a novel target in immuno-oncology that modulates a new cancer immunity axis recently discovered by us. Small-molecule inhibitors of GPR174 are part of our proprietary G protein-coupled receptor (“GPCR”), platform through which we control 54 new GPCR drug targets and their corresponding compounds. We also exclusively possess a novel antibody-generating platform. For OMIDRIA and each of our product candidates and our programs, we have retained control of all commercial rights.

Financial Summary

We recognized net losses of $84.5 million, $126.8 million, and $53.5 million for the years ended December 31, 2019, 2018 and 2017, respectively and our OMIDRIA revenues were $111.8 million, $29.9 million, and $64.8 million respectively. During the period from January 1, 2018 to September 30, 2018, OMIDRIA was not reimbursed separately when used for procedures involving patients covered by Medicare Part B.

*     Fiscal quarters without pass-through reimbursement.

Separate reimbursement payment for OMIDRIA was restored for a two-year period effective October 1, 2018. On November 1, 2019, the Centers for Medicare Services (“CMS”), declined to grant separate payment to OMIDRIA beyond the expiration of its current pass-through status on September 30, 2020. CMS also noted in the 2020 final rule that it would continue to analyze evidence and monitor utilization of OMIDRIA. If we are unable to obtain permanent separate or similar reimbursement for OMIDRIA, the net revenues we receive for OMIDRIA would be reduced, potentially by a significant amount. Although we expect to pursue an alternative sales strategy if we are unable to obtain permanent separate or similar reimbursement for OMIDRIA, we may face difficulties or delays in implementing such a strategy and, even if successfully implemented, we cannot predict whether or to what extent our customers would increase their utilization of OMIDRIA. See Part 1, Item 1, “Business-Commercial Product -- OMIDRIA” for additional details regarding the pass-through reimbursement status for OMIDRIA.

We expect our net losses will continue until such time as we derive sufficient revenues from sales of OMIDRIA and/or other sources, such as licensing, product sales and other revenues from our product candidates, that are sufficient to cover our operating expenses and debt service obligations.

As of December 31, 2019, we had $60.8 million in cash and cash equivalents and short-term investments available for general corporate use and $35.2 million in accounts receivable, net.

Results of Operations

Revenue

Our revenue consists of OMIDRIA product sales to ambulatory surgery centers (“ASCs”), and hospitals in the U.S. Our product sales, net are as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Product sales, net	$111,805	$29,868	$64,826

We launched OMIDRIA in the U.S. in the second quarter of 2015 and sell OMIDRIA primarily through wholesalers which, in turn, sell to ASCs and hospitals. CMS, the federal agency responsible for administering the Medicare program, granted transitional pass-through reimbursement status for OMIDRIA, effective from January 1, 2015 through December 31, 2017. Pass-through status for OMIDRIA allows for separate reimbursement payment (i.e., outside the packaged procedural payment) to ASCs and hospitals using OMIDRIA in procedures involving patients covered by Medicare Part B.

During the nine-month period from January 1, 2018 to September 30, 2018, OMIDRIA was not reimbursed separately when used for procedures involving patients covered by Medicare Part B. The 2018 Appropriations Act extended pass-through reimbursement status for certain drugs, including OMIDRIA, for a two-year period beginning October 1, 2018 through September 30, 2020.

In 2019, OMIDRIA revenue increased $81.9 million, or 274%, as compared to the year ended December 31, 2018. The increase in revenue in 2019 compared to 2018 was due to significantly increased demand for OMIDRIA by ASCs and hospitals following the reinstatement of pass-through reimbursement status for OMIDRIA on October 1, 2018.

In 2018, OMIDRIA revenue decreased $35.0 million, or 53.9%, as compared to the year ended December 31, 2017. The decrease in OMIDRIA revenue in 2018 was attributable to the lack of separate reimbursement payments for OMIDRIA for procedures involving patients covered under Medicare Part B from January 1, 2018 through September 30, 2018.

We believe that a substantial majority of facilities that are using OMIDRIA will continue to use OMIDRIA at current or greater rates during the period OMIDRIA is eligible for pass-through reimbursement. Accordingly, we anticipate that OMIDRIA product sales, net, will continue to increase at least through the first half of 2020 compared to the same period in 2019. We continue to pursue administrative and legislative means to obtain continued separate payment or similar reimbursement status for OMIDRIA; however, we are currently unable to predict when separate or similar reimbursement will be granted, if at all, and what the actual reimbursement rate for OMIDRIA will be. If our administrative and legislative efforts are unsuccessful, we expect to pursue an alternative sales strategy. After implementing this strategy, we cannot predict how quickly, or if, our customers would increase their OMIDRIA utilization.

Gross-to-Net Deductions

We record OMIDRIA product sales net of estimated chargebacks, rebates, distribution fees and product returns. These deductions are generally referred to as gross-to-net deductions. Our total gross-to-net provisions for the years ended December 31, 2019, 2018 and 2017 were 27.7%, 28.1% and 27.8%, respectively, of gross OMIDRIA product sales.

Our gross-to-net provision and payments for the years ended December 31, 2019, 2018 and 2017 are summarized below:

		Distribution
		Fees and
		Product
	Chargebacks	Return
	and Rebates	Allowances	Total
	(In thousands)
Balance as of December 31, 2016	$1,629	$481	$2,110
Provisions	19,188	5,741	24,929
Payments	(15,093)	(2,849)	(17,942)
Balance as of December 31, 2017	5,724	3,373	9,097
Provisions	10,341	1,309	11,650
Payments	(9,050)	(3,197)	(12,247)
Balance as of December 31, 2018	7,015	1,485	8,500
Provisions	37,232	5,387	42,619
Payments	(34,007)	(4,635)	(38,642)
Balance as of December 31, 2019	$10,240	$2,237	$12,477

Chargebacks and Rebates

We record a provision for estimated chargebacks and rebates at the time we recognize OMIDRIA product sales revenue and reduce the accrual when payments are made or credits are granted. Our chargebacks are related to a pharmaceutical pricing agreement, a Federal supply schedule agreement, a 340B prime vendor agreement, a Medicaid drug rebate agreement and beginning in 2019, an off-invoice discount to our ASC and hospital customers. We also record a provision for our OMIDRIAssure® patient assistance and reimbursement services program and our rebates under our purchase volume-discount programs.

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

We accept returns from our wholesalers and ASCs and hospitals that have purchased OMIDRIA. Should pass-through reimbursement expire on September 30, 2020, it is possible that wholesalers, ASCs and hospitals may return a portion of their OMIDRIA on hand for a full refund of the purchase price. If a reserve is required, we would record the reserve during our third quarter of 2020.

Research and Development Expenses

Our research and development expenses can be divided into three categories: direct external expenses, which include clinical research and development and preclinical research and development activities; internal, overhead and other expenses; and stock-based compensation expense. Direct external expenses consist primarily of expenses incurred pursuant to agreements with third-party manufacturing organizations prior to receiving regulatory approval for a product candidate, contract research organizations (“CROs”), clinical trial sites, collaborators, and licensors and consultants. Costs are reported in preclinical research and development until the program enters the clinic. Internal, overhead and other expenses consist of personnel costs, overhead costs such as rent, utilities and depreciation and other miscellaneous costs. We do not generally allocate our internal resources, employees and infrastructure to any individual research project because we deploy them across multiple clinical and preclinical projects that we are advancing in parallel.

The following table illustrates our expenses associated with these activities:

	Year Ended
	December 31,
	2019	2018	2017

Direct external expenses:
Clinical research and development:
MASP-2 Program - OMS721 (narsoplimab)	$49,804	$46,383	$19,557
OMIDRIA - Ophthalmology	2,679	2,388	3,458
PDE7 - OMS527	4,066	3,586	—
Total clinical research and development	56,549	52,357	23,015
Preclinical research and development	14,410	6,465	5,983
Total direct external expenses	70,959	58,822	28,998
Internal, overhead and other expenses	32,642	26,077	21,361
Stock-based compensation expense	6,095	4,961	5,240
Total research and development expenses	$109,696	$89,860	$55,599

The $12.1 million, or 20.6%, increase in direct external expenses for the year ended December 31, 2019 as compared to the year ended December 31, 2018 was due primarily to higher third-party narsoplimab process validation and commercial drug substance manufacturing costs in 2019 compared to the earlier-stage manufacturing scale-up costs incurred in 2018 and higher clinical study costs. The increase in direct external expenses related to our preclinical research and development expense in 2019 compared to 2018 reflects the increase in third-party manufacturing scale-up costs related to our OMS906 program, offset by costs associated with the initiation of a Phase 1 clinical trial for OMS527, our PDE7 program for addiction and compulsive disorders in July 2018.

The $29.8 million, or 102.8%, increase in direct external expenses for the year ended December 31, 2018 as compared to the year ended December 31, 2017 was due primarily to higher early stage third-party manufacturing scale-up costs for our narsoplimab program as we continued to increase our production capacity, higher clinical costs associated with initiating our narsoplimab IgA nephropathy Phase 3 clinical trial and the initiation, in July 2018, of our Phase 1 clinical trial for OMS527. In addition, we also incurred higher third-party preclinical development expenses as we advanced OMS527 into the clinic and continued preclinical development of our small-molecule MASP-2 inhibitors, OMS906 and our GPCR programs. These increases were partially offset by decreased costs due to completing the transfer of OMIDRIA manufacturing to a new facility in December 2017.

The increases in internal, overhead and other expenses in all years presented are primarily due to due to additional employee-related costs and buildout of additional laboratory facilities in 2019 to support our increased research and development activities.

During 2020, we expect that the majority of our research and development expenses will be related to narsoplimab. We expect research and development costs to increase in 2020 as we continue our ongoing Phase 3 clinical programs and manufacture commercial drug substance in preparation for our anticipated submission of marketing applications and potential commercialization of narsoplimab in HSCT-TMA in the U.S. and Europe.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses are comprised primarily of salaries, benefits and stock-compensation costs for sales, marketing and other personnel not directly engaged in research and development, marketing and selling expenses, professional and legal services, general corporate costs and an allocation of our occupancy costs.

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Selling, general and administrative expenses, excluding stock-based compensation expense	$56,936	$44,966	$44,596
Stock-based compensation expense	7,690	6,752	7,448
Total selling, general and administrative expenses	$64,626	$51,718	$52,044

The increase in selling, general and administrative expenses, excluding stock-based compensation during the year ended December 31, 2019 was primarily due to increased pre-commercialization activities for narsoplimab, sales and marketing costs related to OMIDRIA subsequent to obtaining reinstatement of pass-through reimbursement in October 2018, consulting and professional service fees, and employee-related costs.

The increase in selling, general and administrative expenses, excluding stock-based compensation during the year ended December 31, 2018 as compared to 2017 was primarily due to increased fees related to patent applications, consulting and professional service fees, and headcount-related costs, partially offset by reduced legal costs associated with pursuing patent infringement claims against generic drug manufacturers that sought to obtain FDA approval for a generic version of OMIDRIA, which were favorably resolved. (See Part I, Item 1, “Business-License and Development Agreements” for more information regarding the successful conclusion of our patent infringement lawsuits.)

We expect that our selling, general and administrative expenses for 2020 will increase from 2019, primarily due to preparations for potential commercialization of narsoplimab in HSCT-TMA including incremental sales related headcount supporting pre-commercial activities.

Interest Expense

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Interest expense	$22,657	$16,252	$11,030

The increase in interest expense over the years 2019, 2018 and 2017 is primarily due the issuance, in November 2018, of $210.0 million of 6.25% Convertible Senior Notes due 2023 (the “Convertible Notes”), which replaced $125.0 million of previously outstanding debt. Non-cash interest expense for 2019, 2018 and 2017 was $9.2 million, $5.6 million and $4.2 million, respectively. For more information regarding our debt and our Convertible Notes, see Part II, Item 8, “Note 7--Debt” and “Note 8--Convertible Senior Notes” to our Consolidated Financial Statements in this Annual Report on Form 10-K.

We expect interest expense will remain consistent in 2020.

Loss on Early Extinguishment of Debt

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Loss on early extinguishment of debt	$—	$12,993	$—

In November 2018, we issued Convertible Notes and repaid all previously outstanding loan amounts. We incurred a loss on early extinguishment of debt of $13.0 million associated with the unamortized lender facility fee, debt issuance costs, debt discount and prepayment fees in connection with the repayment.

Other Income

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Other Income	$1,553	$1,781	$1,444

Other income principally includes sublease rental income and interest earned on our cash and investments. The variations between years is primarily due to the amounts of cash and investments we have available to invest.

Financial Condition - Liquidity and Capital Resources

As of December 31, 2019, we had $60.8 million in cash, cash equivalents and short-term investments available for general corporate use held primarily in money-market accounts as compared to $60.5 million at December 31, 2018. In addition, as of December 31, 2019 we had $35.2 million in accounts receivable, net.

In December 2019, we issued 4,389,311 shares of common stock in an offering that was registered under the Securities Act and received approximately $54.2 million of net proceeds, after deducting the underwriter’s discount and our offering expenses.

In August 2019, we entered into a Loan and Security Agreement with Silicon Valley Bank, which provides for a $50.0 million revolving line of credit facility, or the Line of Credit Agreement. Under the Line of Credit Agreement, we may draw, on a revolving basis, up to the lesser of $50.0 million and 85.0% of our eligible accounts receivable, less certain reserves. We have no outstanding borrowings under the Line of Credit Agreement. For more information regarding the Line of Credit Agreement, see Part II, Item 8, “Note 7--Debt” to our Consolidated Financial Statements in this Annual Report on Form 10-K.

In November 2018, we issued $210.0 million of Convertible Notes. We used $146.0 million of the proceeds to repay a previously outstanding loan, including associated prepayment fees and accrued interest, and $33.2 million to enter into the Capped Call Transaction described below, resulting in net proceeds available for corporate use, after deducting the initial purchasers’ discounts and commissions and our offering expenses, of $24.0 million. For more information regarding the Convertible Notes, see Part II, Item 8, “Note 8--Convertible Senior Notes” to our Consolidated Financial Statements in this Annual Report on Form 10-K.

We have historically generated net losses and incurred negative cash flows. For the year ended December 31, 2019, we incurred net losses of $84.5 million and incurred negative cash flows from operations of $60.1 million.

We cannot predict future OMIDRIA revenues in the second half of 2020 and beyond due to the uncertain reimbursement status of OMIDRIA after the currently scheduled expiration of pass-through reimbursement on September 30, 2020. See Part 1, Item 1, “Business-Commercial Product – OMIDRIA” for additional details regarding the pass-through reimbursement status for OMIDRIA. Similarly, we are unable to include in the determination regarding our prospects as a going concern amounts available under the Line of Credit Agreement, as borrowing availability is determined based on eligible OMIDRIA accounts receivable. We have also not included any proceeds from debt transactions or other financing instruments, despite our successful track record in accessing capital through each of these avenues nor any potential partnerships related to our products or product candidates. The conditions described above when evaluated within the constraints of the accounting literature raise substantial doubt with respect to our ability to meet our obligations through March 2, 2021 and, therefore, to continue as a going concern.

We plan to continue to fund our operations through proceeds from sales of OMIDRIA and, in addition, we may utilize funds available under our receivable-based line of credit. Should it be necessary or determined to be strategically advantageous, we also could pursue debt financings, public and private offerings of our equity securities similar to those we have completed previously, and/or other strategic transactions, which may include licensing a portion of our existing technology. If these capital sources, for any reason, are needed but inaccessible, it would have a significantly negative effect on our financial condition. Should it be necessary to manage our operating expenses, we would reduce our projected cash requirements through reduction of our expenses by delaying clinical trials, reducing selected research and development efforts, and/or implementing other restructuring activities.

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

Cash Flow Data

	Year ended December 31,
	2019	2018	2017
	(In thousands)
Selected cash flow data
Cash provided by (used in):
Operating activities	$(60,073)	$(103,737)	$(36,227)
Investing activities	$(3,401)	$25,151	(37,598)
Financing activities	$60,697	$81,053	74,995

Operating Activities. Net cash used in operating activities decreased for the year ended December 31, 2019 by $43.7 million as compared to the same period in 2018. The decrease largely resulted from the $42.3 million decrease in our net loss from 2018 due to an increase in OMIDRIA product sales of $81.9 million, partially offset by a $33.1 million increase in total cost and expenses. In addition, increases in non-cash charges of $6.1 million in 2019 compared to 2018 also positively impacted the change in our cash used in operating activities. The net change in operating assets and liabilities of $5.1 million also reduced our net cash used in operations for the year ended December 31, 2019 compared to the same period in 2018.

Net cash used in operating activities increased for the year ended December 31, 2018 by $67.5 million as compared to 2017. The increase largely resulted from the $73.3 million increase in our net loss from 2017 due to a decrease in OMIDRIA product sales of $35.0 million and an increase in research and development expense of $34.3 million. In addition, increases in changes in operating assets and liabilities of $4.1 million and non-cash charges of $1.3 million in 2018 when compared to 2017 positively impacted the change in our cash used in operating activities.

Investing Activities. Cash flows from investing activities primarily reflect cash used to purchase short-term investments and proceeds from the sale of short-term investments, thus causing a shift between our cash and cash equivalents and short-term investment balances. Because we manage our cash usage with respect to our cash, cash equivalents and short-term investments, we do not consider the fluctuations in cash flows from investing activities to be important to the understanding of our liquidity and capital resources.

Net cash used investing activities during 2019 was $3.4 million, a decrease of $28.6 million from the $25.2 million net cash provided by investing activities for the same period in 2018. The net change in our investments sold compared to purchased decreased by $28.8 million providing cash to fund our operations.

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

Financing Activities. Net cash provided by financing activities in the year ended December 31, 2019 was $60.7 million, a net decrease of $20.4 million over the same period in 2018, In December 2019, we sold 4.4 million shares of our common stock at a public offering price of $15.24 per share. After deducting underwriter discounts and offering expense, we received net proceeds from the transaction of $54.2 million.

Net cash provided by financing activities in the year ended December 31, 2018 was $81.1 million, a net increase of $6.1 million over 2017 and included the following: $24.0 million of net proceeds from the issuance of Convertible Notes (see Convertible Notes immediately following); $44.6 million in net proceeds from borrowings under our now extinguished note payable without a similar borrowing in 2017; $6.7 million in proceeds from exercises of stock options compared to $11.8 million in 2017; $63.7 million in proceeds from issuance of common stock in 2017 without a similar issuance in 2018; and $4.7 million in funds made available in 2018 due to a decrease in restricted investments.

Convertible Notes

For more information regarding the Convertible Notes, see Part II, Item 8, “Note 8--Convertible Senior Notes” to our Consolidated Financial Statements in this Annual Report on Form 10-K.

Line of Credit

On August 2, 2019, we entered into the Line of Credit Agreement, under which we may draw, on a revolving basis, up to the lesser of $50.0 million and 85.0% of our eligible accounts receivable, less certain reserves. The Line of Credit Agreement is secured by all our assets excluding intellectual property and development program inventories and matures on August 2, 2022. As of December 31, 2019, we had no outstanding borrowings under the Line of Credit Agreement and we were in compliance with all covenants. For more information regarding the Line of Credit Agreement, see Part II, Item 8, “Note 7--Debt” to our Consolidated Financial Statements in this Annual Report on Form 10-K.

Contractual Obligations and Commitments

The following table presents a summary of our contractual obligations and commitments as of December 31, 2019.

	Payments Due Within
				More than
	1 Year	2-3 Years	4-5 Years	5 Years	Total
	(In thousands)
Operating leases	$6,398	$13,214	$13,795	$19,590	$52,997
Finance leases (principal and interest)	1,434	1,566	158	—	3,158
Unsecured convertible senior notes	13,125	26,250	223,125	—	262,500
Goods & services	21,489	399	429	376	22,693
Total	$42,446	$41,429	$237,507	$19,966	$341,348

Operating Leases

We lease our office and laboratory space in The Omeros Building under a lease agreement with BMR - 201 Elliott Avenue LLC. The initial term of the lease ends in November 2027 and we have two options to extend the lease term, each by five years. We lease office and laboratory equipment under various operating and finance lease agreements with initial terms of five years or less. As of December 31, 2019, the remaining aggregate non-cancelable rent payable under the initial term of the lease, excluding common area maintenance and related operating expenses, is $53.0 million.

Convertible Notes

Refer to “Financial Condition - Liquidity and Capital Resources - Convertible Notes” above.

Goods & Services

We have certain non-cancelable obligations under other agreements for the acquisitions of goods and services associated with the manufacturing of our product candidates, which contain firm commitments. As of December 31, 2019, our aggregate firm commitments are $22.7 million.

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our consolidated financial statements, in conformity with U.S. generally accepted accounting principles (“GAAP”), requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances; however, actual results could differ from those estimates. An accounting policy is considered critical if it is important to a company’s financial condition and results of operations and if it requires the exercise of significant judgment and the use of estimates on the part of management in its application. Although we believe that our judgments and estimates are appropriate, actual results may differ materially from our estimates. For a summary of our critical accounting policies, See Part II, Item 8, “Note 2--Significant Accounting Policies” to our Consolidated Financial Statements in this Annual Report on Form 10-K.

We believe the following to be our critical accounting policies because they are both important to the portrayal of our financial condition and results of operations and they require critical judgment by management and estimates about matters that are uncertain:

●	revenue recognition;
●	research and development expenses, primarily related to the manufacturing of drug product;
●	accounting for lease agreements, primarily related to our computation of incremental borrowing rate; and
●	stock-based compensation, primarily related to our fair value assumptions.

If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected.

Revenue Recognition

Product Sales, Net: We generally record revenue from product sales when the product is delivered to our wholesalers which is generally when we satisfy all performance obligations. Product sales are recorded net of wholesaler distribution fees and estimated chargebacks, rebates, returns and purchase-volume discounts. Accruals or allowances are established for these deductions in the same period when revenue is recognized, and actual amounts incurred are offset against the applicable accruals or allowances. We reflect each of these accruals or allowances as either a reduction in the related accounts receivable or as an accrued liability depending on how the amount is expected to be settled.

Chargebacks and Rebates: Provisions for chargebacks are determined utilizing historical and projected payer mix and information regarding sell-through and inventory on-hand received directly from wholesalers. Chargebacks are generally settled within four weeks of recording product sales revenue.

We provide reimbursement support services and financial assistance in the form of a rebate to patients whose commercial insurance is inadequate to cover the full cost of OMIDRIA. We apply an experience ratio based on historical and projected patient claims. This experience ratio is applied to product sales to determine the patient rebate accrual and is being reviewed and updated periodically to reflect actual results.

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

Research and Development Expenses

Research and development costs are comprised primarily of:

●	contracted research and manufacturing costs;

●	clinical study costs;
●	costs of personnel, including salaries, benefits and stock compensation;
●	consulting arrangements;
●	depreciation and an allocation of our occupancy costs; and
●	other expenses incurred to sustain our overall research and development programs.

Contracted research and manufacturing costs are primarily incurred in the development and production of our drug substance and drug product candidates. Prior to approval, our estimates are based on the timing of services provided. We record accrued expenses equal to our estimated expense in excess of amount invoiced by the suppliers.

Clinical trial expenses requires certain estimates. We estimate these costs on a cost per patient that varies depending on the clinical trial site. As actual costs become known to us, we adjust our estimates; these changes in estimates may result in understated or overstated expenses at any given point in time.

Right-of-Use Assets and Related Lease Liabilities

On January 1, 2019, we adopted Accounting Standards Update (ASU) 2016-02, Leases, (Topic 842) using a modified retrospective approach versus recasting the prior periods presented. For a summary of the adoption of this critical accounting policies, See Part II, Item 8, “Note 2--Significant Accounting Policies” to our Consolidated Financial Statements in this Annual Report on Form 10-K.

We record operating leases on our Consolidated Balance Sheet as right-of-use assets and recognize the related lease liabilities equal to the fair value of the lease payments using our incremental borrowing rate when the implicit rate in the lease agreement is not readily available. We derived our incremental borrowing rate by assessing rates in recent market transactions, as adjusted for security interests and our credit quality. A change in the calculated incremental borrowing rate of 100 basis points would not be material to our consolidated financial statements.

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

Recent Accounting Pronouncements

Please refer to Part II, Item 8, “Note 2--Significant Accounting Policies” to our Consolidated Financial Statements in this Annual Report in Form 10-K for information regarding recent accounting pronouncements.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements.

ITEM 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily confined to our investment securities and debt. The primary objective of our investment activities is to preserve our capital to fund operations, and we do not enter into financial instruments for trading or speculative purposes. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in high-credit-quality securities. As of December 31, 2019, we had cash, cash equivalents and short-term investments of $60.8 million. In accordance with our investment policy, we invest funds in highly liquid, investment-grade securities. The securities in our investment portfolio are not leveraged and are classified as available-for-sale. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative effect on the realized value of our investment portfolio. We actively monitor changes in interest rates and, with our current portfolio of short-term investments, we are not exposed to potential loss due to changes in interest rates.

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Omeros Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Omeros Corporation (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, shareholders' deficit and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 2, 2020 expressed an unqualified opinion thereon.

The Company’s Ability to Continue as a Going Concern

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

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method for accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842).

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Patient Rebate Revenue Deduction
Description of the Matter

As more fully described in Note 2 of the financial statements, product sales to wholesalers are recorded net of revenue deductions. At December 31, 2019, reserves and allowances for revenue deductions totaled $12.5 million of which patient rebates is the most judgmental component. The portion of the revenue deductions related to patient rebates is determined by applying an experience ratio to product sales. The experience ratio is based on historical and projected patient claims.

Auditing management’s determination of patient rebates was complex and requires judgment due to the level of estimation involved in management’s assumptions used to determine the experience ratio. In particular, management was required to estimate patient rebates for which claims have not been submitted to the Company as of December 31, 2019.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s internal controls over management’s process for estimating patient rebates, including management’s determination of the experience ratio.

To test the patient rebates reserve, we performed audit procedures that included, among others, evaluating the significant assumptions and the accuracy and completeness of underlying data used in management’s calculations. We compared the significant assumptions used by management to historical ratios of rebate claims to product sales and other relevant factors. We also assessed the historical accuracy of management’s estimates by comparing previous estimates of patient rebates to the amount of actual payments in subsequent periods.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1998.

Seattle, Washington

March 2, 2020

OMEROS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$3,084	$5,861
Short-term investments	57,704	54,637
Receivables, net	35,185	22,818
Inventory	1,147	88
Prepaid expense and other assets	6,625	6,463
Total current assets	103,745	89,867
Property and equipment, net	3,829	3,845
Right of use assets	27,082	—
Restricted investments	1,154	1,154
Advanced payments, non-current	1,159	1,070
Total assets	$136,969	$95,936

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$5,328	$6,281
Accrued expenses	46,627	30,186
Current portion of lease liabilities	3,504	889
Total current liabilities	55,459	37,356
Lease liabilities, non-current	32,318	1,578
Unsecured convertible senior notes, net	158,213	148,981
Deferred rent	—	8,177
Commitments and contingencies (Note 10)
Shareholders’ deficit:
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized; none issued and outstanding at December 31, 2019 and December 31, 2018.	—	—
Common stock, par value $0.01 per share, 150,000,000 shares authorized at December 31, 2019 and December 31, 2018; 54,200,810 and 49,011,684 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively.	542	490
Additional paid-in capital	625,048	549,479
Accumulated deficit	(734,611)	(650,125)
Total shareholders’ deficit	(109,021)	(100,156)
Total liabilities and shareholders’ deficit	$136,969	$95,936

See accompanying Notes to Consolidated Financial Statements

OMEROS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue:
Product sales, net	$111,805	$29,868	$64,826

Costs and expenses:
Cost of product sales	865	512	1,078
Research and development	109,696	89,860	55,599
Selling, general and administrative	64,626	51,718	52,044
Total costs and expenses	175,187	142,090	108,721
Loss from operations	(63,382)	(112,222)	(43,895)
Loss on early extinguishment of debt	—	(12,993)	—
Interest expense	(22,657)	(16,252)	(11,030)
Other income	1,553	1,781	1,444
Loss before income taxes	(84,486)	(139,686)	(53,481)
Income tax benefit	—	12,929	—
Net loss	$(84,486)	$(126,757)	$(53,481)
Comprehensive loss	$(84,486)	$(126,757)	$(53,481)
Basic and diluted net loss per share	$(1.71)	$(2.61)	$(1.17)
Weighted-average shares used to compute basic and diluted net loss per share	49,523,444	48,582,636	45,539,362

See accompanying Notes to Consolidated Financial Statements

OMEROS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(In thousands, except share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2016	43,819,133	$438	$432,002	$(469,887)	$(37,447)
Issuance of common stock in direct offering, net of offering costs	3,000,000	30	63,627	—	63,657
Issuance of common stock upon exercise of stock options	1,392,093	14	11,755	—	11,769
Stock-based compensation	—	—	12,688	—	12,688
Net loss	—	—	—	(53,481)	(53,481)
Balance at December 31, 2017	48,211,226	482	520,072	(523,368)	(2,814)
Issuance of common stock upon exercise of stock options	800,458	8	6,724	—	6,732
Issuance of warrants in connection with debt amendment	—	—	1,424	—	1,424
Stock-based compensation	—	—	11,713	—	11,713
Premium paid for Capped Call in connection with Convertible Notes	—	—	(33,180)	—	(33,180)
Equity component of issuance of Convertible Notes	—	—	55,655	—	55,655
Tax benefit related to equity component of Convertible Notes	—	—	(12,929)	—	(12,929)
Net loss	—	—	—	(126,757)	(126,757)
Balance at December 31, 2018	49,011,684	490	549,479	(650,125)	(100,156)
Issuance of common stock in direct offering, net of offering costs	4,389,311	44	54,194	—	54,238
Issuance of common stock upon exercise of stock options	799,815	8	7,590	—	7,598
Stock-based compensation	—	—	13,785	—	13,785
Net loss	—	—	—	(84,486)	(84,486)
Balance at December 31, 2019	54,200,810	$542	$625,048	$(734,611)	$(109,021)

See accompanying Notes to Consolidated Financial Statements

OMEROS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities:
Net loss	$(84,486)	$(126,757)	$(53,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	13,785	11,713	12,688
Non-cash interest expense	9,232	5,635	4,187
Depreciation and amortization	1,790	962	551
Loss on early extinguishment of debt	—	12,993	—
Deferred income tax	—	(12,929)	—
Fair value adjustment to convertible notes in equity	—	354	—
Changes in operating assets and liabilities:
Receivables	(12,367)	(5,674)	(5,107)
Inventory	(1,059)	355	685
Prepaid expenses and other assets	(251)	(498)	(5,270)
Accounts payable and accrued expenses	13,283	10,109	9,520
Net cash used in operating activities	(60,073)	(103,737)	(36,227)
Investing activities:
Purchases of property and equipment	(334)	(567)	(350)
Purchases of investments	(58,217)	(68,782)	(65,326)
Proceeds from the sale and maturities of investments	55,150	94,500	28,078
Net cash (used in) provided by investing activities	(3,401)	25,151	(37,598)
Financing activities:
Proceeds from issuance of convertible senior notes	—	210,000	—
Proceeds from debt borrowings	—	44,550	—
Proceeds upon exercise of stock options and warrants	7,598	6,732	11,769
Proceeds from issuance of common stock, net	54,238	—	63,657
Release in restricted investments	—	4,681	—
Repayment of debt	—	(132,077)	—
Premium paid for capped call option	—	(33,180)	—
Payments on debt prepayment and extinguishment	—	(11,902)	—
Payments for debt issuance costs	—	(6,800)	—
Principal payments on finance lease liabilities	(1,139)	(951)	(431)
Net cash provided by financing activities	60,697	81,053	74,995
Net (decrease) increase in cash and cash equivalents	(2,777)	2,467	1,170
Cash and cash equivalents at beginning of period	5,861	3,394	2,224
Cash and cash equivalents at end of period	$3,084	$5,861	$3,394

Supplemental cash flow information
Cash paid for interest	$13,462	$8,896	$6,895
Property acquired under finance lease	$1,440	$2,118	$1,141
Conversion of accrued interest to debt	$—	$3,408	$3,315
Fair value of warrants issued in connection with debt amendment	$—	$1,424	$—

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

Going Concern Discussion

As of December 31, 2019, we had cash, cash equivalents and investments of $60.8 million, net working capital of $48.3 million and an accounts receivable based line of credit that allows us to borrow up to $50.0 million depending on our eligible accounts receivable borrowing base. We have incurred losses from operations of $63.4 million, $112.2 million and $43.9 million in 2019, 2018 and 2017, respectively, used cash in operating activities of $60.1 million, $103.7 million and $36.2 million in 2019, 2018 and 2017, respectively and anticipate that we will continue to incur losses until such time as revenues exceed operating costs.

OMIDRIA pass-through reimbursement is scheduled to end on September 30, 2020. As such, we cannot predict with precision future OMIDRIA revenues due to the uncertain impact on sales of OMIDRIA in second half of 2020 and beyond. Similarly, we are unable to include in the determination regarding our prospects as a going concern amounts available under our revolving line of credit or any proceeds from debt transactions or other financing instruments despite our successful track record in accessing capital through these avenues. We also have not included any potential partnerships related to our products or product candidates. The conditions described above, when evaluated within the constraints of the accounting literature, raise substantial doubt with respect to our ability to meet our obligations through March 2, 2021 and, therefore, to continue as a going concern.

We plan to continue to fund our operations through proceeds from sales of OMIDRIA and, in addition, we may utilize funds available under our receivable-based line of credit, which allows us to borrow up to $50 million based on our available accounts-receivable borrowing base. Should it be necessary or determined to be strategically advantageous, we also could pursue debt financings, public and private offerings of our equity securities similar to those we have completed previously, and/or other strategic transactions, which may include licensing a portion of our existing technology. If these capital sources, for any reason, are needed but inaccessible, it would have a significantly negative effect on our financial condition. Should it be necessary to manage our operating expenses, we would reduce our projected cash requirements through reduction of our expenses by delaying clinical trials, reducing selected research and development efforts, and/or implementing other restructuring activities.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant items subject to such estimates include revenue recognition, accruals for manufacturing of drug product, clinical drug supply and clinical trials, lease liabilities, and stock-based compensation expense. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances; however, actual results could differ from these estimates.

Note 2—Significant Accounting Policies

Cash and Cash Equivalents, Short-Term Investments and Restricted Investments

Cash and cash equivalents include highly liquid investments with a maturity of three months or less on the date of purchase. Short-term investment securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses, if any, are reported as a separate component of shareholders’ deficit. Amortization, accretion, interest and dividends, realized gains and losses and declines in value judged to be other-than-temporary are included in other income. The cost of securities sold is based on the specific-identification method. Investments in securities with maturities of less than one year, or those for which management intends to use the investments to fund current operations, are included in current assets. We evaluate whether an investment is other-than-temporarily impaired based on the specific facts and circumstances. Factors that are considered in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis; the financial condition of the investee; and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment. Restricted investments are held in money-market funds.

As of December 31, 2019 and 2018, all investments are classified as short-term and available-for-sale. Investment income, which is included as a component of other income, consists primarily of interest earned.

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

Receivables, Net

Receivables relate primarily to sales of OMIDRIA to wholesalers and include reductions for estimated chargebacks and product returns that are expected to be settled through reductions in receivables. Remaining receivables consist of amounts from subleases for space in our facilities. Considering the nature and historic collectability of our receivables, we concluded an allowance for doubtful accounts is not necessary as of December 31, 2019 and 2018.

Property and Equipment, Net

Property and equipment are stated at cost, and depreciation is calculated using the straight-line method over the estimated useful life of the assets, which is generally three to 10 years. Equipment acquired through finance leases is recorded as property and equipment and is amortized over the shorter of the useful lives of the related assets or the lease term. Expenditures for repairs and maintenance are expensed as incurred.

Right-of-Use Assets and Related Lease Liabilities

On January 1, 2019, we adopted Accounting Standards Update (ASU) 2016-02, Leases, (Topic 842) using a modified retrospective approach versus recasting the prior periods presented. We elected the package of practical expedients permitted under the transition guidance, which allowed us to carryforward our historical assessment of whether (i) contracts contain leases, (ii) lease classifications and (iii) initial direct costs. Upon adoption we recognized right-of-use assets and lease liabilities of $17.7 million and $26.4 million, respectively. The balance of the net right-of-use asset included the reversal of the outstanding balance of deferred rent of $8.7 million.

We record operating leases as right-of-use assets and recognize the related lease liabilities equal to the fair value of the lease payments using our incremental borrowing rate when the implicit rate in the lease agreement is not readily available. We recognize variable lease payments, when incurred. Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease.

We record finance leases as a component of property and equipment and amortize these assets within operating expenses on a straight-line basis to their residual values over the shorter of the term of the underlying lease or the estimated useful life of the equipment. The interest component of a finance lease is included in interest expense and recognized using the effective interest method over the lease term.

We account for leases with initial terms of 12 months or less as operating expenses on a straight-line basis over the lease term.

Impairment of Long-Lived Assets

We assess the impairment of long-lived assets, primarily property and equipment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparing the carrying value to future undiscounted cash flows that the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment will be reflected in the results of operations in the period of impairment. We have not recognized any impairment losses for the years ending December 31, 2019, 2018 and 2017.

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

We provide reimbursement support services and financial assistance in the form of a rebate to patients whose commercial insurance is inadequate to cover the full cost of OMIDRIA. We apply an experience ratio based on historical and projected patient claims. This experience ratio is applied to product sales to determine the patient rebate accrual and is being reviewed and updated periodically to reflect actual results.

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

Research and Development

Research and development expenses are comprised primarily of contracted research and manufacturing costs prior to approval; costs for personnel, including salaries, benefits and stock compensation; clinical study costs; contracted research; manufacturing costs prior to approval; consulting services; depreciation; materials and supplies; milestones; an allocation of our occupancy costs; and other expenses incurred to sustain our overall research and development programs. Advance payments for goods or services that will be used or rendered for future research and development activities are deferred and then recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. All other research and development costs are expensed as incurred.

Selling, General and Administrative

Selling, general and administrative expenses are comprised primarily of salaries, benefits, and stock-compensation costs for sales, marketing, and other personnel not directly engaged in research and development. Additionally, selling, general and administrative expenses include marketing and selling expenses, professional and legal services; patent costs; depreciation, an allocation of our occupancy costs; and other general corporate expenses. Advertising costs, which we consider to be media and marketing materials, are expensed as incurred and were $8.0 million, $2.5 million and $0.3 million during the years ended December 31, 2019, 2018 and 2017, respectively.

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

Stock-Based Compensation

Stock-based compensation expense is recognized for all share-based payments based on estimated fair values. The fair value of our stock options is calculated using the Black-Scholes option-pricing model which requires judgmental assumptions including volatility, forfeiture rates and expected option life. We use the straight-line method to allocate compensation cost to reporting periods over each optionee’s requisite service period, which is generally the vesting period.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of net loss and certain changes in equity that are excluded from net loss. There was no difference between comprehensive loss and net loss for the years ended December 31, 2019, 2018 or 2017.

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

Major Customers

We sell OMIDRIA through a limited number of wholesalers. Each of these wholesalers, together with entities under their common control, accounted for greater than 10% of our total revenues for the years ended December 31, 2019, 2018 and 2017 and greater than 10% of accounts receivable as of December 31, 2019, 2018 and 2017 as noted below.

	2019		2018		2017
	Percentage	Percentage	Percentage	Percentage	Percentage	Percentage
	of Total	of Accounts	of Total	of Accounts	of Total	of Accounts
	Revenue	Receivable	Revenue	Receivable	Revenue	Receivable
Distributor A	25%	23%	31%	27%	29%	31%
Distributor B	24%	19%	27%	25%	26%	23%
Distributor C	29%	33%	22%	25%	22%	26%
Distributor D	22%	25%	20%	23%	23%	20%

Major Suppliers

We use a single contract manufacturer to supply the OMIDRIA drug product and a separate company to package OMIDRIA for commercial sale. We generally use different contract manufacturers to produce drug substance, drug product and to perform final packaging for our drug product candidates.

We endeavor to maintain reasonable levels of drug supply for our commercial and clinical trial use and other manufacturers are available should we need to change suppliers. A change in suppliers, however, could cause a delay in delivery of OMIDRIA or our clinical trial material that would adversely affect our business.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses, (Topic 326) which changes how entities account for credit losses on most financial assets and certain other instruments and expands disclosures. The standard is effective for annual and interim periods beginning after December 15, 2019 with early adoption permitted. We adopted the standard on January 1, 2020 and the adoption did not have a material impact on our consolidated financial statements and disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software, (Subtopic 350-40) related to the accounting for cloud computing arrangements to follow the internal-use software guidance in determining which development costs to defer and recognize as an asset. We adopted the standard January 1, 2020 on a prospective basis and expect to capitalize certain cloud computing development costs and amortize them on a straight-line basis over the expected useful-life of the related systems.

Note 3—Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common share equivalents outstanding for the period, determined using the treasury-stock method. Common share equivalents are excluded from the diluted net loss per share computations if their effect is anti-dilutive.

The basic and diluted net loss per share amounts for the years ended December 31, 2019, 2018 and 2017 were computed based on the shares of common stock outstanding during the respective periods. Potentially dilutive securities excluded from the diluted net loss per share calculation are as follows:

	Year Ended December 31,
	2019	2018	2017
Outstanding options to purchase common stock	11,207,931	10,313,138	9,657,259
Outstanding warrants to purchase common stock	243,115	243,115	100,602
Total potentially dilutive shares excluded from loss per share	11,451,046	10,556,253	9,757,861

Note 4—Accounts Receivable, Net

Accounts receivable, net consists of the following:

	December 31,
	2019	2018
	(In thousands)
Trade receivables, net	$35,074	$22,654
Sublease and other receivables	111	164
Total accounts receivables, net	$35,185	$22,818

Trade receivables are shown net of $1.6 million and $0.4 million of chargeback and product return allowances as of December 31, 2019 and 2018, respectively.

Note 5—Fair-Value Measurements

As of December 31, 2019 and 2018, all investments were classified as short-term and available-for-sale. Investment income, which was included as a component of other income, consists of interest earned.

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

Our fair-value hierarchy for our financial assets measured at fair value on a recurring basis are as follows:

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money-market funds classified as non-current restricted investments	$1,154	$—	$—	$1,154
Money-market funds classified as short-term investments	57,704	—	—	57,704
Total	$58,858	$—	$—	$58,858

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money-market funds classified as non-current restricted investments	$1,154	$—	$—	$1,154
Money-market funds classified as short-term investments	54,637	—	—	54,637
Total	$55,791	$—	$—	$55,791

Cash held in demand deposit accounts of $3.1 million and $5.9 million is excluded from our fair-value hierarchy disclosure as of December 31, 2019 and 2018, respectively. There were no unrealized gains or losses associated with our short-term investments as of December 31, 2019 or 2018. The carrying amounts for receivables, accounts payable and accrued liabilities, and other current monetary assets and liabilities, including debt and lease financing obligations, approximate fair value.

See “Note 8--Convertible Senior Notes” for the carrying amount and estimated fair value of our 6.25% Convertible Senior Notes due 2023.

Note 6—Certain Balance Sheet Accounts

Inventory

Inventory consists of the following:

	December 31,	December 31,
	2019	2018
	(In thousands)
Raw materials	$91	$83
Work-in-progress	338	—
Finished goods	718	5
Total inventory	$1,147	$88

Property and Equipment, Net

Property and equipment, net consists of the following:

	December 31,
	2019	2018
	(In thousands)
Finance leases	$5,474	$4,034
Laboratory equipment	2,844	2,569
Computer equipment	921	862
Office equipment and furniture	625	625
Total cost	9,864	8,090
Less accumulated depreciation and amortization	(6,035)	(4,245)
Total property and equipment, net	$3,829	$3,845

For the years ended December 31, 2019, 2018 and 2017, depreciation and amortization expenses were $1.8 million, $1.0 million and $0.6 million, respectively.

Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2019	2018
	(In thousands)
Contract research and development	$24,107	$12,012
Sales rebates, fees and discounts	10,870	8,075
Consulting and professional fees	3,610	3,669
Employee compensation	3,546	2,714
Clinical trials	1,982	820
Interest payable	1,640	1,677
Other accrued expenses	872	1,219
Total accrued expenses	$46,627	$30,186

Note 7—Debt

Note Payable

In October 2016, we entered into a note payable agreement (the Note) and borrowed $80.0 million. In May 2018, we borrowed the remaining $45.0 million available under the Note and issued warrants to purchase up to 200,000 shares of our common stock with an exercise price of $23.00 per share and total fair value of $1.4 million.

Interest accrued on the Note at an annual rate of 12.25% (4.00% of which we deferred by adding such amounts to the aggregate principal amount outstanding). The Note required us to pay a back-end lender facility fee equal to 5.00% of the aggregate principal amount borrowed and, upon early repayment, we were subject to a 4.0% prepayment fee.

In November 2018, we issued $210.0 million in principal amount of unsecured convertible senior notes (see “Note 8--Convertible Senior Notes”) and repaid the Note. Upon repayment, we incurred a loss on early extinguishment of debt of $13.0 million associated with the unamortized lender facility fee, debt issuance costs, debt discount and prepayment fees upon repayment of the Note.

Line of Credit

In August 2019, we entered into a Loan and Security Agreement with Silicon Valley Bank, which provides for a $50.0 million revolving line of credit facility (the Line of Credit Agreement). Under the Line of Credit Agreement we may draw, on a revolving basis, up to the lesser of $50.0 million and 85.0% of our eligible accounts receivable, less certain reserves. The Line of Credit Agreement is secured by all our assets excluding intellectual property and development program inventories and matures in August 2022.

Interest on amounts outstanding is payable monthly at a floating rate equal to the greater of 5.50% and the prime rate per annum. If the Line of Credit Agreement is terminated prior to the maturity date for any reason other than replacement with a new Silicon Valley Bank (SVB) credit facility or a new syndicated facility in which SVB acts as the agent, we are required to pay a termination fee of $1.0 million. We paid an initial commitment fee of $150,000 upon closing and are required to pay additional commitment fees of $150,000 on each of the first and second anniversaries of the closing date, or upon the earlier termination of, or default under, the Line of Credit Agreement.

The Line of Credit Agreement requires a lockbox arrangement whereby our trade accounts receivable collections are deposited into a control account. Amounts deposited in the account are transferred daily to our operating account, except that during periods of reduced liquidity or upon an event of default, the amounts received in the control account are applied to reduce the outstanding obligations under the Line of Credit Agreement. The Line of Credit Agreement includes customary events of default that include, among other things, breach, non-payment, inaccuracy of representations and warranties, the occurrence of a material adverse change in our business or prospects for repayment of the Line of Credit, cross default to material indebtedness or material agreements, bankruptcy and insolvency, material judgments and a change in control. In the event of default, SVB may require all obligations under the Line of Credit Agreement to be immediately due and payable and charge a default rate of interest thereon. Additionally, under the loan and security agreement with SVB, we have agreed not to pay any dividends.

As of December 31, 2019, we had no outstanding borrowings under the Line of Credit Agreement.

Note 8—Convertible Senior Notes

In November 2018, we issued $210.0 million aggregate principal amount 6.25% Convertible Senior Notes due 2023 (the Convertible Notes) and received net proceeds of $24.0 million, as summarized below:

(In thousands)
Convertible Notes initially issued	$210,000
Repayment of previously outstanding loan	(146,046)
Purchase of Capped Call	(33,180)
Issuance costs	(6,800)
Net proceeds available for corporate use	$23,974

The Convertible Notes accrue interest at an annual rate of 6.25% per annum, payable semi-annually in arrears on May 15 and November 15 of each year, beginning on May 15, 2019. The Convertible Notes mature on November 15, 2023, unless earlier repurchased, redeemed or converted in accordance with their terms and are unsecured.

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

Subject to the satisfaction of certain conditions, we may redeem all, but not less than all, of the Convertible Notes at our option prior to the maturity date at a cash redemption price equal to the principal amount of the Convertible Notes to be redeemed, plus any accrued and unpaid interest. The Convertible Notes are subject to redemption only if certain requirements are satisfied, including that the last reported sale price per share of our common stock exceeds 150% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we send the related redemption notice and (ii) the trading day immediately before the date we send such notice.

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

We evaluated the accounting for the issuance of the Convertible Notes and concluded that the embedded conversion features meet the requirements for a derivative scope exception for instruments that are both indexed to an entity’s own stock and classified in stockholders’ equity in its balance sheet, and that the cash conversion guidance applies. Therefore, the Convertible Notes issuance proceeds of $210.0 million are allocated first to the liability component based on the fair value of non-convertible debt with otherwise identical residual terms with the residual proceeds allocated to equity for the conversion features. The debt issuance costs associated with the Convertible Notes of $6.8 million were allocated to the liability and equity component in the same proportion as the issuance proceeds. We also evaluated the interest feature on default and redemption features embedded in the Convertible Notes and concluded that they are clearly and closely related to the Convertible Notes, and therefore they would not be separately accounted for as a derivative. For the contingent interest features unrelated to our creditworthiness, we concluded that they should be separately accounted for as a compound derivative instrument with de-minimis value. Further, we concluded the Capped Call Transaction qualifies for a derivative scope exception for instruments that are both indexed to an entity’s own stock and classified in stockholders’ equity in its balance sheet. Consequently, the fair value of the Capped Call of $33.2 million is classified as equity and will not be subsequently remeasured.

The balance of our Convertible Notes at December 31, 2019 and 2018, is as follows:

	December 31,	December 31,
	2019	2018
	(In thousands)
Principal amount	$210,000	$210,000
Unamortized discount	(47,660)	(56,156)
Unamortized issuance costs attributable to principal amount	(4,127)	(4,863)
Total Convertible Notes, net	$158,213	$148,981
Fair value of outstanding Convertible Notes	$208,163	$186,900
Amount by which the Convertible Notes if-converted value exceeds their principal amount	$—	$—

The unamortized debt discount and debt issuance costs related to the Convertible Notes are being amortized to interest expense using the effective interest method through the scheduled maturity of November 15, 2023.

The estimated fair value of the Convertible Notes at December 31, 2019, as determined through consideration of quoted market prices, was $208.2 million. The fair value is classified as Level 3 due to the limited trading activity for the Convertible Notes.

Note 9—Lease Liabilities

We have operating leases related to our office and laboratory space. The initial term of the leases is through November 2027 and we have two options to extend the lease term, each by five years. We have finance leases for certain laboratory and office equipment that have lease terms expiring through December 2023.

As described further in “Note 2--Significant Accounting Policies”, on January 1, 2019, we adopted ASU 2016-02, Leases, (Topic 842) using a modified retrospective approach versus recasting the prior periods presented. The lease-related assets and liabilities recorded on the balance sheet are as follows. Prior year financial statements were not recast under the new standard and, therefore, those amounts are not presented below.

	Classification on the Balance Sheet	December 31, 2019
Assets		(In thousands)
Operating lease assets	Right of use assets	$27,082
Finance lease assets	Property and equipment, net	2,973
Total lease assets		$30,055

Liabilities
Current:
Operating leases	Current portion of lease liabilities	$2,282
Finance leases	Current portion of lease liabilities	1,222
Non-current:
Operating leases	Lease liabilities, non-current	30,772
Finance leases	Lease liabilities, non-current	1,546
Total lease liabilities		$35,822

Weighted-average remaining lease term
Operating leases		7.8 years
Finance leases		2.5 years
Weighted-average discount rate
Operating leases		12.85%
Finance leases		12.17%

The components of total lease costs are as follows:

Year Ended
December 31, 2019
(In thousands)
Lease cost
Operating lease cost	$4,604
Finance lease cost:
Amortization	1,340
Interest	337
Short-term lease cost	275
Variable lease cost	2,045
Sublease income	(913)
Total lease cost	$7,688

The supplemental cash flow information related to leases during 2019 is as follows:

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$6,951
Operating cash flows used for finance leases	$337
Financing cash flows used for finance leases	$1,139

The future maturities of our lease liabilities as of December 31, 2019 are as follows:

	Operating	Finance
	Leases	Leases
	(In thousands)
2020	$6,398	$1,434
2021	6,536	1,076
2022	6,678	490
2023	6,823	131
2024	6,972	27
Thereafter	19,590	—
Total undiscounted lease payments	52,997	3,158
Less interest	19,943	390
Lease liabilities	$33,054	$2,768

In 2019, we leased additional office and laboratory space in our headquarters building, which qualified as an operating lease, and recorded additional right-of-use assets and lease liabilities of $10.4 million.

Note 10—Commitments and Contingencies

Contracts

We have various agreements with third parties that collectively require payment of termination fees totaling $22.7 million as of December 31, 2019 if we cancel the work within specific time frames, either prior to commencing or during performance of the contracted services.

Development Milestones and Product Royalties

We have licensed a variety of intellectual property from third parties that we are currently developing or may develop in the future. These licenses may require milestone payments during the clinical development processes as well as low single to low double-digit royalties on the net income or net sales of the product. For the years ended

December 31, 2019, 2018 and 2017, development milestones incurred were immaterial and we did not owe any royalties.

Note 11—Shareholders’ Equity

Common Stock

As of December 31, 2019, we had reserved shares of common stock for the following purposes:

Options granted and outstanding	11,207,931
Options available for future grant	5,397,602
Common stock warrants	243,115
Total shares reserved	16,848,648

Securities Offerings – In December 2019, we sold 4.4 million shares of our common stock at a public offering price of $13.10 per share. After deducting underwriter discounts and offering expense, we received net proceeds from the transaction of $54.2 million.

In August 2017, we sold 3.0 million shares of our common stock at a public offering price of $22.75 per share. After deducting underwriter discounts and offering expenses, we received net proceeds from the transaction of $63.6 million.

Warrants

In connection with various previously outstanding debt agreements we have issued warrants to purchase shares of our common stock as follows:

Outstanding At
December 31, 2019	Expiration Date	Exercise Price
43,115	May 18, 2023	$9.94
200,000	April 12, 2023	$23.00

Note 12—Stock-Based Compensation

Our stock option plans provide for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares and other stock and cash awards to employees, directors and consultants and subsidiary corporations’ employees and consultants. Stock options must be granted with exercise prices not less than the fair market value of the common stock subject to the stock option on the date of the grant and the options may not exceed 10 years. Any unvested stock options granted which are subsequently canceled become available for future grant.

As of December 31, 2019, a total of 16.9 million shares were reserved for issuance under our stock plans and outstanding warrants, of which 5.4 million were available for future grants which includes shares registered in June 2019 under the Omeros Corporation 2017 Omnibus Incentive Compensation Plan, as amended and restated effective June 7, 2019. [In March 2020, annual stock option grants totaling approximately 1.6 million shares with an exercise price of $11.91 per share were granted to all eligible employees. The options vest monthly on a straight-line basis over four years.]

Stock-based compensation expense is as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Research and development	$6,095	$4,961	$5,240
Selling, general and administrative	7,690	6,752	7,448
Total	$13,785	$11,713	$12,688

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were applied to stock option grants during the periods ended:

	Year Ended December 31,
	2019	2018	2017
Estimated weighted-average fair value	$9.93	$10.32	$8.66
Weighted-average assumptions:
Expected volatility	80%	78%	74%
Expected term, in years	6.0	6.0	6.0
Risk-free interest rate	2.41%	2.68%	2.05%
Expected dividend yield	—%	—%	—%

During the years ended December 31, 2019 and 2018, we granted to non-employees options to purchase 20,000 shares and 20,000 shares of common stock, respectively. In connection with the non-employee options, we recognized expense of $0.2 million, $0.2 million, and $0.5 million during the years ended December 31, 2019, 2018 and 2017, respectively.

Stock option activity for all stock plans is as follows:

		Weighted-
		Average		Aggregate
		Exercise	Remaining	Intrinsic
	Options	Price per	Contractual Life	Value
	Outstanding	Share	(In years)	(In thousands)
Balance at December 31, 2018	10,313,138	$11.22
Granted	2,098,705	14.23
Exercised	(799,815)	9.50
Forfeited	(404,097)	16.28
Balance at December 31, 2019	11,207,931	$11.72	6.0	$31,912
Vested and expected to vest at December 31, 2019	10,876,043	$11.65	6.0	$31,661
Exercisable at December 31, 2019	8,212,177	$10.87	5.1	$29,546

The total intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017 was $5.4 million, $11.4 million and $16.4 million, respectively.

At December 31, 2019, there were 3.0 million unvested options outstanding that will vest over a weighted-average period of 2.6 years. The remaining estimated compensation expense to be recognized in connection with these unvested options is $24.2 million.

Note 13—Income Taxes

The components of income tax benefit are as follows:

	December 31,
	2019	2018	2017
	(In thousands)
Current income tax benefit:
Federal	$—	$—	$—
State	—	—	—
Total current income tax benefit	—	—	—
Deferred income tax benefit:
Federal	—	11,261	—
State	—	1,668	—
Total deferred income tax benefit	—	12,929	—
Income tax benefit	$—	$12,929	$—

We have a history of losses and therefore have historically not made a provision for income taxes. However, in 2018 we recorded an income tax benefit of $12.9 million related to the issuance of our Convertible Notes. In accordance with intra-period tax allocation rules, the deferred tax liability related to the equity component of convertible debt is a source of income that can be used to recognize the tax benefit of the current year loss through continuing operations. The tax benefit related to the issuance of our Convertible Notes occurred in 2018 and does not recur in subsequent years. Deferred income taxes reflect the tax effect of net operating loss and tax credit carryforwards and the net temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of deferred income taxes are as follows:

	December 31,
	2019	2018
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$126,794	$113,928
Research and development tax credits	40,654	35,739
Stock-based compensation	9,959	8,969
Deferred rent	—	2,037
Lease liability	7,908	—
Other	14,555	10,413
Total deferred tax assets	199,870	171,086
Deferred tax liabilities:
Equity component of Convertible Notes	(11,082)	(12,706)
Right of use assets	(6,480)	—
Total deferred tax liabilities	(17,562)	(12,706)
Net deferred tax assets before valuation allowance	182,308	158,380
Less valuation allowance	(182,308)	(158,380)
Net deferred tax assets	$—	$—

As of December 31, 2019 and 2018, we had federal net operating loss carryforwards of approximately $564.3 million and $513.2 million, respectively, and state net operating losses of approximately $170.5 million and $125.0 million, respectively.

In certain circumstances, due to ownership changes, our net operating loss and tax credit carryforwards may be subject to limitations under Section 382 of the Internal Revenue Code. To date, we have not completed a Section 382 study. Unless previously utilized, our net operating loss and research and development tax credit carryforwards expire between 2020 and 2039.

We have established a 100% valuation allowance due to the uncertainty of our ability to generate sufficient taxable income to realize the deferred tax assets. Our valuation allowance increased $23.9 million and $26.4 million in 2019 and 2018, respectively, primarily due to net operating losses incurred during these periods.

Reconciliation of income tax computed at federal statutory rates to the reported provisions for income taxes is as follows:

	Year ended December 31,
	2019	2018	2017
U.S. Federal statutory rate on net loss	(21)%	(21)%	(34)%
State tax, net of federal tax benefit	(2)%	(2)%	(2)%
Effects of statutory rate change	—%	—%	115%
Change in valuation allowance	28%	19%	(60)%
Tax credits	(6)%	(5)%	(11)%
Other	1%	—%	(8)%
Effective tax rate	—%	(9)%	—%

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

Note 14—401(k) Retirement Plan

Our 401(k) retirement plan provides for an annual company discretionary match on employee contributions up to 4.0% of each participating employee’s eligible earnings, with a maximum company match of $4,000 per employee per year. All employees are eligible to participate.

Note 15—Quarterly Information (Unaudited)

The following table summarizes the unaudited statements of operations and comprehensive loss for each quarter of 2019 and 2018 (in thousands, except per share amounts):

2019	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Revenue (1)	$21,779	$26,753	$29,856	$33,417
Total costs and expenses	41,018	36,091	40,957	57,121
Loss from operations	(19,239)	(9,338)	(11,101)	(23,704)
Net loss	(24,345)	(14,453)	(16,463)	(29,225)
Basic and diluted net loss per share	$(0.50)	$(0.29)	$(0.33)	$(0.58)

2018	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Revenue	$1,588	$1,655	$4,608	$22,017
Total costs and expenses	29,277	32,272	40,050	40,491
Loss from operations	(27,689)	(30,617)	(35,442)	(18,474)
Net loss	(30,054)	(33,696)	(39,472)	(23,534)
Basic and diluted net loss per share	$(0.62)	$(0.70)	$(0.81)	$(0.48)

(1)	As further described in Note 1, OMIDRIA was reimbursed under Medicare Part B from January 1, 2015 through December 31, 2017. For the period January 1, 2018 through September 30, 2018, OMIDRIA was not reimbursed separately for procedures covered under Medicare Part B. Beginning October 1, 2018, OMIDRIA was again reimbursed separately under Medicare Part B.

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.            CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2019. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, with the participation of our principal executive and principal financial officers, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework). Based on the results of this assessment and on those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Ernst & Young LLP has independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 and its report is included below.

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fourth fiscal quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Omeros Corporation

Opinion on Internal Control over Financial Reporting

We have audited Omeros Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Omeros Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Omeros Corporation (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, shareholders’ deficit and cash flows for each of the three years in the period ended December 31, 2019, and the related notes of the Company and our report dated March 2, 2020 expressed an unqualified opinion thereon that included an explanatory paragraph regarding the Company’s ability to continue as a going concern.

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

March 2, 2020

ITEM 9B.            OTHER INFORMATION

None.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement issued in connection with the 2020 Annual Meeting of Shareholders and is incorporated herein by reference. Certain information required by this item concerning executive officers is set forth in Part I of this Annual Report on Form 10-K under the heading “Business- Information About Our Executive Officers and Significant Employees.”

ITEM 11.            EXECUTIVE COMPENSATION

The information required by this item will be contained in our definitive proxy statement issued in connection with the 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Except for the information set forth below, the information required by this item will be contained in our definitive proxy statement issued in connection with the 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information regarding our equity compensation plans in effect as of December 31, 2019:

		Weighted-	Number of Securities
		Average	Remaining Available
	Number of Securities	Exercise Price	for
	to be	of	Future Issuance
	Issued Upon Exercise	Outstanding	Under
	of	Options,	Equity
	Outstanding Options,	Warrants and	Compensation
	Warrants and Rights	Rights	Plans
Equity compensation plans approved by security holders:
2017 Omnibus Incentive Compensation Plan (1)	3,625,870	$14.72	5,397,602
2008 Equity Incentive Plan (2)	7,582,061	$10.29	—
Total	11,207,931	$11.72	5,397,602
(1)	Our 2017 Omnibus Incentive Compensation Plan (the “2017 Plan”) provides for the grant of incentive and nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants and subsidiary corporations’ employees and consultants. The 2017 Plan replaced the Omeros Corporation 2008 Equity Incentive Plan (the “2008 Plan”), and as a result we will not grant any new awards under the 2008 Plan. Any stock option awards granted under the 2008 Plan that were outstanding as of the effective date of the 2017 Plan remain in effect pursuant to their terms and, if the award is canceled or is repurchased, the shares underlying such award become available for grant under the 2017 Plan.
(2)	The 2008 Plan provided for the grant of incentive and nonstatutory stock options, restricted stock, stock appreciation rights, performance units and performance shares to employees, directors and consultants and subsidiary corporations’ employees and consultants.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in our definitive proxy statement issued in connection with the 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.            PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in our definitive proxy statement issued in connection with the 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith

3.1	Amended and Restated Articles of Incorporation of Omeros Corporation	10-K	001-34475	3.1	03/31/2010

3.2	Amended and Restated Bylaws of Omeros Corporation	10-K	001-34475	3.2	03/31/2010

4.1	Description of Common Stock					X

4.2	Form of Omeros Corporation common stock certificate	S-1/A	333-148572	4.1	10/02/2009

4.3	Form of Omeros Corporation May 2016 Common Stock Warrant	8-K	001-34475	10.3	05/19/2016

4.4	Form of Omeros Corporation April 2018 Common Stock Warrant	8-K	001-34475	10.2	4/13/2018

4.5	Indenture, dated as of November 15, 2018, between Omeros Corporation and Wells Fargo Bank, National Association, as trustee (including the form of 6.25% Convertible Senior Notes due 2023).	8-K	001-34475	4.1	11/15/2018

10.1*	Form of Indemnification Agreement entered into between Omeros Corporation and its directors and officers	S-1	333-148572	10.1	01/09/2008

10.2*	2008 Equity Incentive Plan (as amended)	10-K	001-34475	10.6	03/16/2017

10.3*	Form of Stock Option Award Agreement under the 2008 Equity Incentive Plan	10-Q	001-34475	10.2	11/07/2013

10.4*	2017 Omnibus Incentive Compensation Plan (as amended and restated effective as of June 7, 2019)	8-K	001-34475	10.1	6/11/2019

10.5*	Form of Stock Option Award Agreement under the 2017 Omnibus Incentive Compensation Plan	S-8	333-218882	4.4	06/21/2017

10.6*	Second Amended and Restated Employment Agreement between Omeros Corporation and Gregory A. Demopulos, M.D. dated April 7, 2010	8-K	001-34475	10.1	04/12/2010

10.8*	Technology Transfer Agreement between Omeros Corporation and Gregory A. Demopulos, M.D. dated June 16, 1994	S-1	333-148572	10.14	01/09/2008

10.8	Technology Transfer Agreement between Omeros Corporation and Pamela Pierce, M.D., Ph.D. dated June 16, 1994	S-1	333-148572	10.15	01/09/2008

10.9*	Second Technology Transfer Agreement between Omeros Corporation and Gregory A. Demopulos, M.D. dated December 11, 2001	S-1	333-148572	10.16	01/09/2008

10.10	Second Technology Transfer Agreement between Omeros Corporation and Pamela Pierce, M.D., Ph.D. dated March 22, 2002	S-1	333-148572	10.17	01/09/2008

10.11*	Omeros Corporation Non-Employee Director Compensation Policy	10-Q	001-34475	10.3	08/08/2017

10.12	Lease dated January 27, 2012 between Omeros Corporation and BMR-201 Elliott Avenue LLC	8-K	001-34475	10.1	02/01/2012

10.13	First Amendment to Lease dated November 5, 2012 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-Q	001-34475	10.2	11/09/2012

10.14	Second Amendment to Lease dated November 16, 2012 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-K	001-34475	10.18	03/18/2013

10.15	Third Amendment to Lease dated October 16, 2013 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-K	001-34475	10.18	03/13/2014

10.16	Fourth Amendment to Lease dated September 8, 2015 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-Q	001-34475	10.3	11/09/2015

10.17	Fifth Amendment to Lease dated September 1, 2016 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-Q	001-34475	10.1	05/10/2017

10.18	Sixth Amendment to Lease dated October 18, 2018 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-K	001-34475	10.19	03/01/2019

10.19	Seventh Amendment to Lease dated April 15, 2019 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-Q	001-34475	10.1	08/08/2019

10.20	Eighth Amendment to Lease dated October 18, 2019 between Omeros Corporation and BMR-201 Elliott Avenue LLC					X

10.21†	Exclusive License and Sponsored Research Agreement between Omeros Corporation and the University of Leicester dated June 10, 2004	S-1/A	333-148572	10.29	09/16/2009

10.22†	Research and Development Agreement First Amendment between Omeros Corporation and the University of Leicester dated October 1, 2005	S-1	333-148572	10.30	01/09/2008

10.23†	Research and Development Agreement Eighth and Ninth Amendments between Omeros Corporation and the University of Leicester dated March 21, 2012 and September 1, 2013	10-K	001-34475	10.24	03/16/2015

10.24†	Exclusive License and Sponsored Research Agreement between Omeros Corporation and Medical Research Council dated October 31, 2005	S-1/A	333-148572	10.31	09/16/2009

10.25†	Amendment dated May 8, 2007 to Exclusive License and Sponsored Research Agreement between Omeros Corporation and the Medical Research Council dated October 31, 2005	S-1	333-148572	10.32	01/09/2008

10.26†	Funding Agreement between Omeros Corporation and The Stanley Medical Research Institute dated December 18, 2006	S-1/A	333-148572	10.33	05/15/2009

10.27†	Patent Assignment Agreement between Omeros Corporation and Roberto Ciccocioppo, Ph.D. dated February 23, 2009	S-1/A	333-148572	10.47	09/16/2009

10.28†	First Amendment to Patent Assignment Agreement between Omeros Corporation and Roberto Ciccocioppo, Ph.D. effective December 31, 2010	10-K	001-34475	10.28	03/18/2013

10.29†	License Agreement between Omeros Corporation and Daiichi Sankyo Co., Ltd. (successor-in-interest to Asubio Pharma Co., Ltd.) dated March 3, 2010	10-Q	001-34475	10.1	05/12/2010

10.30†	Amendment No. 1 to License Agreement with an effective date of January 5, 2011 between Omeros Corporation and Daiichi Sankyo Co., Ltd.	10-Q	001-34475	10.1	05/10/2011

10.31†	Amendment No. 2 to License Agreement with an effective date of January 25, 2013 between Omeros Corporation and Daiichi Sankyo Co., Ltd.	10-Q	001-34475	10.1	05/09/2013

10.32†	Exclusive License Agreement between Omeros Corporation and Helion Biotech ApS dated April 20, 2010	10-Q	001-34475	10.2	08/10/2010

10.33†	Platform Development Funding Agreement between Omeros Corporation and Vulcan Inc. and its affiliate dated October 21, 2010	10-K	001-34475	10.44	03/15/2011

10.34†	Grant Award Agreement between Omeros Corporation and the Life Sciences Discovery Fund Authority dated October 21, 2010	10-K	001-34475	10.45	03/15/2011

10.35†	Commercial Supply Agreement among Omeros Corporation, Hospira S.p.A. and Hospira Worldwide, Inc. dated October 3, 2014	10-K	001-34475	10.46	03/16/2015

10.36†	First Amendment to Commercial Supply Agreement dated August 1, 2015 by and between Omeros Corporation and Hospira Worldwide, Inc.	10-Q	001-34475	10.1	11/09/2015

10.37	Form of capped call transaction confirmation, dated as of November 8, 2018, by and between Royal Bank of Canada and Omeros Corporation, in reference to the 6.25% Convertible Senior Notes due 2023	8-K	001-34475	10.2	11/15/2018

10.38	Settlement Agreement, dated October 4, 2017, by and among Omeros Corporation, Par Sterile Products, LLC and Par Pharmaceutical, Inc.	8-K	001-34475	10.1	10/05/2017

10.39	Settlement Agreement, dated as of May 22, 2018, by and among Omeros Corporation, Lupin Ltd. and Lupin Pharmaceuticals, Inc.	8-K	001-34475	10.1	05/24/2018

10.40	Loan and Security Agreement, dated as of August 2, 2019, by and between Omeros Corporation and Silicon Valley Bank	8-K	001-34475	10.1	08/08/2019

10.41††	Master Services Agreement, dated July 28, 2019, between Omeros Corporation and Lonza Biologics Tuas Pte. Ltd.	10-Q	001-34475	10.1	11/12/2019

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104.1	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)					X

*      Indicates management contract or compensatory plan or arrangement.

†      Portions of this exhibit are redacted in accordance with a grant of confidential treatment.

††	Certain identified information has been excluded from the exhibit because it both (A) is not material and (B) would be competitively harmful if publicly disclosed.

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

Dated: March 2, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY A. DEMOPULOS, M.D.	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 2, 2020
Gregory A. Demopulos, M.D.

/s/ MICHAEL A. JACOBSEN	Vice President, Finance, Chief Accounting Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 2, 2020
Michael A. Jacobsen

/s/ RAY ASPIRI	Director	March 2, 2020
Ray Aspiri

/s/ THOMAS F. BUMOL, PH.D.	Director	March 2, 2020
Thomas F. Bumol, Ph.D.

/s/ THOMAS J. CABLE	Director	March 2, 2020
Thomas J. Cable

/s/ PETER A. DEMOPULOS, M.D.	Director	March 2, 2020
Peter A. Demopulos, M.D.

/s/ ARNOLD C. HANISH	Director	March 2, 2020
Arnold C. Hanish

/s/ LEROY E. HOOD, M.D., PH.D.	Director	March 2, 2020
Leroy E. Hood, M.D., Ph.D.

/s/ RAJIV SHAH, M.D.	Director	March 2, 2020
Rajiv Shah, M.D.

/s/ KURT ZUMWALT	Director	March 2, 2020
Kurt Zumwalt