Form 10-Q
period 2020-03-31
OMEROS CORP
filed 2020-05-11
CIK 1285819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 6, 2020, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 54,510,667.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the Securities Act) and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act) which are subject to the “safe harbor” created by those sections for such statements. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical fact are “forward-looking statements.” Terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “likely,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” and similar expressions and variations thereof are intended to identify forward-looking statements, but these terms are not the exclusive means of identifying such statements. Examples of these statements include, but are not limited to, statements regarding:

●	our expectations related to obtaining permanent separate or similar reimbursement for OMIDRIA® (phenylephrine and ketorolac intraocular solution) 1%/0.3% from the Centers for Medicare & Medicaid Services (CMS) for periods after September 30, 2020, and our expectations regarding reimbursement coverage for OMIDRIA by commercial and government payers;
●	our estimates regarding how long our existing cash, cash equivalents, short-term investments and revenues will be sufficient to fund our anticipated operating expenses, capital expenditures and debt service obligations;
●	our expectations relating to demand for OMIDRIA from wholesalers, ambulatory surgery centers (ASCs) and hospitals, and our expectations regarding OMIDRIA product sales;
●	the severity and duration of the impact of COVID-19 on our business, operations, clinical programs and financial results;
●	our plans for the marketing and distribution of OMIDRIA and our estimates of OMIDRIA chargebacks and rebates, distribution fees and product returns;
●	our expectations regarding the clinical, therapeutic and competitive benefits and importance of OMIDRIA and our product candidates;
●	our ability to design, initiate and/or successfully complete clinical trials and other studies for our products and product candidates and our plans and expectations regarding our ongoing or planned clinical trials, including for our lead MASP-2 inhibitor, narsoplimab (also referred to as OMS721), and for our other investigational candidates, including OMS527 and OMS906;
●	with respect to our narsoplimab clinical programs, our expectations regarding: whether enrollment in any or all ongoing and planned Phase 3 and Phase 2 clinical trials will proceed as expected; whether we can capitalize on the financial and regulatory incentives provided by orphan drug designations granted by the U.S. Food and Drug Administration (FDA), the European Commission (EC), or the European Medicines Agency (EMA); and whether we can capitalize on the regulatory incentives provided by fast-track and/or breakthrough therapy designations granted by the FDA;
●	our expectations regarding clinical plans and anticipated or potential paths to regulatory approval of narsoplimab by the FDA and/or EMA in hematopoietic stem cell transplant-associated thrombotic microangiopathy (HSCT-TMA), Immunoglobulin A (IgA) nephropathy, and atypical hemolytic uremic syndrome (aHUS);
●	whether and when we will complete the rolling Biologics License Application (BLA) for narsoplimab in HSCT-TMA and whether and when FDA will accept submission and grant accelerated or regular approval;
●	whether and when a BLA may be filed with the FDA for narsoplimab in any other indication and whether FDA will grant accelerated or regular approval;

●	whether and when a marketing authorization application (MAA) may be filed with the EMA for narsoplimab in any indication, and whether the EMA will grant approval for narsoplimab in any indication;
●	our plans for the commercial launch of narsoplimab following any regulatory approval and our estimates and expectations regarding coverage and reimbursement for any approved products;
●	our expectation that we will rely on contract manufacturers to manufacture OMIDRIA for commercial sale and to manufacture our product candidates for purposes of clinical supply and in anticipation of potential commercialization;
●	our ability to raise additional capital through the capital markets or through one or more corporate partnerships, equity offerings, debt financings, collaborations, licensing arrangements or asset sales;
●	our expectations about the commercial competition that OMIDRIA and our product candidates, if commercialized, face or may face;
●	the expected course and costs of existing claims, legal proceedings and administrative actions, our involvement in potential claims, legal proceedings and administrative actions, and the merits, potential outcomes and effects of both existing and potential claims, legal proceedings and administrative actions, as well as regulatory determinations, on our business, prospects, financial condition and results of operations;
●	the extent of protection that our patents provide and that our pending patent applications will provide, if patents are issued from such applications, for our technologies, programs, products and product candidates;
●	the factors on which we base our estimates for accounting purposes and our expectations regarding the effect of changes in accounting guidance or standards on our operating results; and
●	our expected financial position, performance, revenues, growth, costs and expenses, magnitude of net losses and the availability of resources.

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

OMEROS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMEROS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$7,118	$3,084
Short-term investments	46,862	57,704
Receivables, net	24,117	35,185
Inventory	1,211	1,147
Prepaid expense and other assets	6,303	6,625
Total current assets	85,611	103,745
Property and equipment, net	3,355	3,829
Right of use assets	27,081	27,082
Restricted investments	1,154	1,154
Advanced payments, non-current	1,013	1,159
Total assets	$118,214	$136,969

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$12,960	$5,328
Accrued expenses	41,379	46,627
Current portion of lease liabilities	3,597	3,504
Total current liabilities	57,936	55,459
Lease liabilities, non-current	31,396	32,318
Unsecured convertible senior notes, net	160,746	158,213
Commitments and contingencies (Note 8)
Shareholders’ deficit:
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized; none issued and outstanding at March 31, 2020 and December 31, 2019.	—	—
Common stock, par value $0.01 per share, 150,000,000 shares authorized at March 31, 2020 and December 31, 2019; 54,507,667 and 54,200,810 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively.	545	542
Additional paid-in capital	631,233	625,048
Accumulated deficit	(763,642)	(734,611)
Total shareholders’ deficit	(131,864)	(109,021)
Total liabilities and shareholders’ deficit	$118,214	$136,969

See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenue:
Product sales, net	$23,537	$21,779

Costs and expenses:
Cost of product sales	267	131
Research and development	28,911	26,255
Selling, general and administrative	18,036	14,632
Total costs and expenses	47,214	41,018
Loss from operations	(23,677)	(19,239)
Interest expense	(5,903)	(5,600)
Other income	549	494
Net loss	$(29,031)	$(24,345)
Comprehensive loss	$(29,031)	$(24,345)
Basic and diluted net loss per share	$(0.53)	$(0.50)
Weighted-average shares used to compute basic and diluted net loss per share	54,299,813	49,014,009

See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net loss	$(29,031)	$(24,345)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,476	3,374
Non-cash interest expense	2,533	2,201
Depreciation and amortization	402	377
Changes in operating assets and liabilities:
Receivables	11,068	(1,900)
Inventory	(64)	(648)
Prepaid expenses and other assets	628	2,110
Accounts payable and accrued expenses	1,847	5,883
Net cash used in operating activities	(9,141)	(12,948)
Investing activities:
Purchases of property and equipment	(66)	(182)
Purchases of investments	(3,176)	(281)
Proceeds from the sale and maturities of investments	14,018	11,750
Net cash provided by investing activities	10,776	11,287
Financing activities:
Proceeds upon exercise of stock options	2,712	108
Principal payments on finance lease liabilities	(313)	(254)
Net cash provided by (used in) financing activities	2,399	(146)
Net increase (decrease) in cash and cash equivalents	4,034	(1,807)
Cash and cash equivalents at beginning of period	3,084	5,861
Cash and cash equivalents at end of period	$7,118	$4,054

Supplemental cash flow information
Cash paid for interest	$89	$82
Property acquired under finance lease	$22	$—

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

Basis of Presentation

Our condensed consolidated financial statements include the financial position and results of operations of Omeros Corporation (Omeros) and our wholly owned subsidiaries. All inter-company transactions have been eliminated and we have determined we operate in one segment. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information as of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019 includes all adjustments, which include normal recurring adjustments, necessary to present fairly our interim financial information. The Condensed Consolidated Balance Sheet at December 31, 2019 has been derived from our audited financial statements but does not include all of the information and footnotes required by GAAP for audited annual financial information.

The accompanying unaudited condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and related notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the U.S. Securities and Exchange Commission (SEC) on March 2, 2020.

Risks and Uncertainties Related to COVID-19

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, China and has since spread around the world. On March 11, 2020, the World Health Organization (WHO) declared the outbreak of COVID-19 a global pandemic. The COVID-19 outbreak and the response of governmental authorities to try to limit it are having a significant impact on our business. On March 18, 2020, The American Academy of Ophthalmology issued a letter recommending that all ophthalmologists immediately cease providing any treatment other than urgent or emergent care. Upon this recommendation the ambulatory surgery centers (ASCs) and hospitals using OMIDRIA postponed nearly all cataract surgery. Consequently, our sales of OMIDRIA to our wholesalers have been minimal following the announcement. In early May, a large number of states began re-opening ASCs and hospitals to cataract surgery, and we have had facilities in at least 36 states initiate re-ordering of OMIDRIA from our wholesalers. The COVID-19 pandemic could have a continuing adverse impact on our business, operations and financial results, including through sustained limitations on cataract surgery and corresponding reduction in demand for OMIDRIA, disruptions in commercial sales activities, higher than normal volume of OMIDRIA product returns, delays or disruptions with respect to manufacturing of clinical or commercial supply, delays in our clinical trials or in the submission or review of regulatory applications, as well as a deterioration of general economic conditions. Due to the unknown magnitude, duration and outcome of the COVID-19 pandemic, it is not possible to estimate precisely its impact on our business, operations or financial results; however, the impact could be material.

Going Concern Discussion

As of March 31, 2020, we had cash, cash equivalents and short-term investments of $54.0 million and an accounts receivable-based line of credit that allows us to borrow up to $50.0 million depending on our eligible accounts receivable borrowing base. We have incurred losses from operations of $23.7 million and $63.4 million for the three months ended March 31, 2020, and the year ended December 31, 2019, respectively. Cash used in operating activities was $9.1 million and $60.1 million for the three months ended March 31, 2020, and the year ended December 31, 2019, respectively. We will continue to incur losses from operations as revenues exceed operating costs and debt service obligations.

OMIDRIA pass-through reimbursement is scheduled to end on September 30, 2020 and our first quarter 2020 sales of OMIDRIA were negatively affected by the COVID-19 pandemic. As such, we cannot predict future OMIDRIA revenues due to the uncertain impact of these circumstances on sales of OMIDRIA in 2020 and beyond. Similarly, we are unable to include in the determination regarding our prospects as a going concern amounts available under our accounts receivable-based line of credit or any proceeds from debt transactions or other financing instruments despite our successful track record in accessing capital through these avenues. We also have not included any potential partnerships related to our products or product candidates. Regardless of whether we secure continued passthrough payment for OMIDRIA, our working capital needs will likely continue to increase, particularly if the disruption to our operations caused by the COVID-19 pandemic continues. The conditions described above, when evaluated within the constraints of the accounting literature, raise substantial doubt with respect to our ability to meet our obligations through May 11, 2021 and, therefore, to continue as a going concern.

We plan to continue to fund our operations through proceeds from sales of OMIDRIA and, in addition, we may utilize funds available under our accounts receivable-based line of credit, which allows us to borrow up to 85% of our available accounts receivable borrowing base or $50 million, whichever is less. Should it be necessary or determined to be strategically advantageous, we also could pursue debt financings, public and private offerings of our equity securities similar to those we have completed previously, and/or other strategic transactions, which may include licensing a portion of our existing technology. If these capital sources, for any reason, are needed but inaccessible, it would have a significantly negative effect on our financial condition. Should it be necessary to manage our operating expenses, we would reduce our projected cash requirements through reduction of our expenses by delaying clinical trials, reducing selected research and development efforts, and/or implementing other restructuring activities.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant items subject to such estimates include revenue recognition, stock-based compensation expense and accruals for clinical trials, manufacturing of drug product and clinical drug supply and other contingencies. We base our estimates on historical experience and on various other factors, including the impact of the COVID-19 pandemic, that we believe are reasonable under the circumstances; however, actual results could differ from these estimates.

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

Right-of-Use Assets and Related Lease Liabilities

We record operating leases as right-of-use assets and recognize the related lease liabilities equal to the fair value of the lease payments using our incremental borrowing rate when the implicit rate in the lease agreement is not readily available. We recognize variable lease payments when incurred. Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease. We record finance leases as a component of property and equipment and amortize these assets within operating expenses on a straight-line basis to their residual values over the shorter of the term of the underlying lease or the estimated useful life of the equipment. The interest component of a finance lease is included in interest expense and recognized using the effective interest method over the lease term. We account for leases with initial terms of 12 months or less as operating expenses on a straight-line basis over the lease term.

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

Recently Adopted Pronouncements

In June 2016, the Financial Accounting Standards Board issued ASU 2016-13, Financial Instruments—Credit Losses, (Topic 326) which changes how entities account for credit losses on most financial assets and certain other instruments and expands disclosures. The standard is effective for annual and interim periods beginning after December 15, 2019 with early adoption permitted. We adopted the standard on January 1, 2020 and the adoption did not have a material impact on our consolidated financial statements and disclosures.

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

The basic and diluted net loss per share amounts for the three months ended March 31, 2020 and 2019 were computed based on the shares of common stock outstanding during the respective periods. Potentially dilutive securities excluded from the diluted loss per share calculation are as follows:

	March 31,
	2020	2019
Outstanding options to purchase common stock	12,591,341	11,840,521
Outstanding warrants to purchase common stock	243,115	243,115
Total potentially dilutive shares excluded from loss per share	12,834,456	12,083,636

Note 3—Certain Balance Sheet Accounts

Accounts Receivable, net

Accounts receivable, net consist of the following:

	March 31,	December 31,
	2020	2019
	(In thousands)
Trade receivables, net	$24,011	$35,074
Sublease and other receivables	106	111
Total accounts receivables, net	$24,117	$35,185

Trade receivables are shown net of $4.1 million and $1.6 million of chargeback and product return allowances as of March 31, 2020 and December 31, 2019, respectively.

Inventory

Inventory consists of the following:

	March 31,	December 31,
	2020	2019
	(In thousands)
Raw materials	$91	$91
Work-in-progress	394	338
Finished goods	726	718
Total inventory	$1,211	$1,147

Property and Equipment, Net

Property and equipment, net consists of the following:

	March 31,	December 31,
	2020	2019
	(In thousands)
Finance leases	$5,496	$5,474
Laboratory equipment	2,750	2,844
Computer equipment	921	921
Office equipment and furniture	625	625
Total cost	9,792	9,864
Less accumulated depreciation and amortization	(6,437)	(6,035)
Total property and equipment, net	$3,355	$3,829

For both the three months ended March 31, 2020 and 2019, depreciation and amortization expenses were $0.4 million.

Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2020	2019
	(In thousands)
Contract research and development	$19,318	$24,107
Sales rebates, fees and discounts	8,785	10,870
Interest payable	4,921	1,640
Consulting and professional fees	3,337	3,610
Employee compensation	2,772	3,546
Clinical trials	1,468	1,982
Other accrued expenses	778	872
Total accrued expenses	$41,379	$46,627

Note 4—Fair-Value Measurements

As of March 31, 2020, and December 31, 2019, all investments were classified as short-term and available-for-sale on the accompanying Condensed Consolidated Balance Sheets. Investment income, which was included as a component of other income, consists of interest earned.

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

Our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	March 31, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money-market funds classified as non-current restricted investments	$1,154	$—	$—	$1,154
Money-market funds classified as short-term investments	46,862	—	—	46,862
Total	$48,016	$—	$—	$48,016

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money-market funds classified as non-current restricted investments	$1,154	$—	$—	$1,154
Money-market funds classified as short-term investments	57,704	—	—	57,704
Total	$58,858	$—	$—	$58,858

Cash held in demand deposit accounts of $7.1 million and $3.1 million is excluded from our fair-value hierarchy disclosure as of March 31, 2020 and December 31, 2019, respectively. There were no unrealized gains or losses associated with our short-term investments as of March 31, 2020 or December 31, 2019. The carrying amounts reported in the accompanying Condensed Consolidated Balance Sheets for receivables, accounts payable, other current monetary assets and liabilities approximate fair value.

See “Note 6--Convertible Senior Notes” for the carrying amount and estimated fair value of our 6.25% Convertible Senior Notes due 2023.

Note 5—Debt

Line of Credit

We have a Loan and Security Agreement with Silicon Valley Bank, which provides for a $50.0 million revolving line of credit facility (the Line of Credit Agreement). Under the Line of Credit Agreement, we may draw, on a revolving basis, up to the lesser of $50.0 million and 85.0% of our eligible accounts receivable, less certain reserves. Interest on amounts outstanding is payable monthly at the greater of 5.5% and the prime rate. The line of credit is secured by all our assets excluding intellectual property and development program inventories.

As of March 31, 2020 and December 31, 2019, we had no outstanding borrowings under the Line of Credit Agreement.

Note 6—Convertible Senior Notes

We have $210.0 million aggregate principal amount 6.25% Convertible Senior Notes due 2023 (the Convertible Notes). The Convertible Notes are unsecured and accrue interest at an annual rate of 6.25% per annum, payable semi-annually in arrears on May 15 and November 15 of each year. The Convertible Notes mature on November 15, 2023, unless earlier purchased, redeemed or converted in accordance with their terms.

The Convertible Notes will be convertible into cash, shares of our common stock or a combination thereof, as we elect at our sole discretion. The initial conversion rate is 52.0183 shares of our common stock per $1,000 of note principal (equivalent to an initial conversion price of approximately $19.22 per share of common stock), subject to adjustment in certain circumstances. To reduce the dilutive impact or potential cash expenditure associated with conversion of the Convertible Notes, we entered into a capped call transaction which essentially covers the number of shares of our common stock underlying the Convertible Notes when our common stock is trading between the initial conversion price of $19.22 per share and $28.84 per share. As of March 31, 2020, all Convertible Notes remain outstanding.

The balance of our Convertible Notes at March 31, 2020 and December 31, 2019, is as follows:

	March 31,	December 31,
	2020	2019
	(In thousands)
Principal amount	$210,000	$210,000
Unamortized discount	(45,329)	(47,660)
Unamortized issuance costs attributable to principal amount	(3,925)	(4,127)
Total Convertible Notes, net	$160,746	$158,213

The estimated fair value of the Convertible Notes at March 31, 2020, as determined through consideration of quoted market prices, was $190.1 million. The fair value is classified as Level 3 due to the limited trading activity for the Convertible Notes.

Note 7—Leases

We have operating leases related to our office and laboratory space and finance leases for certain laboratory and office equipment, as follows:

	March 31,	December 31,
	2020	2019
	(In thousands)
Assets
Operating lease assets	$27,081	$27,082
Finance lease assets, net	2,638	2,973
Total lease assets	$29,719	$30,055

Liabilities
Current:
Operating leases	$2,391	$2,282
Finance leases	1,206	1,222
Non-current:
Operating leases	30,125	30,772
Finance leases	1,271	1,546
Total lease liabilities	$34,993	$35,822

The components of total lease cost are as follows:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Lease cost
Operating lease cost	$1,509	$1,031
Finance lease cost:
Amortization	357	290
Interest	89	82
Short-term lease cost	—	138
Variable lease cost	542	486
Sublease income	(293)	(224)
Total lease cost	$2,204	$1,803

The supplemental cash flow information related to leases is as follows:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$2,136	$1,647
Operating cash flows used for finance leases	$89	$82
Financing cash flows used for finance leases	$313	$254

Note 8—Commitments and Contingencies

Contracts

We have various agreements with third parties that would collectively require payment of termination fees totaling $17.6 million if we had cancelled the work as of March 31, 2020.

Development Milestones and Product Royalties

We have licensed a variety of intellectual property from third parties that we are currently developing or may develop in the future. These licenses may require milestone payments during clinical development processes as well as low single to low double-digit royalties on the net income or net sales of the product. For the three months ended March 31, 2020 and 2019, development milestones were insignificant. We do not owe any royalties on OMIDRIA.

Note 9—Shareholders’ Deficit

Common Stock and Warrants

For the three months ended March 31, 2020, we received proceeds of $2.7 million upon the exercise of stock options which resulted in the issuance of 306,857 shares of common stock. For the three months ended March 31, 2019, we received proceeds of $0.1 million upon the exercise of stock options which resulted in the issuance of 10,744 shares of common stock.

As of March 31, 2020 and December 31, 2019, we had 243,115 warrants outstanding with a weighted average exercise price of $20.68 per share.

Interim Condensed Consolidated Statements of Shareholders’ Deficit

The changes in interim balances of the components of our shareholders’ deficit are as follows:

		Additional
	Common	Paid-In	Accumulated
	Stock	Capital	Deficit	Total
	(In thousands)
Balance January 1, 2020	$542	$625,048	$(734,611)	$(109,021)
Exercise of stock options	3	2,709	—	2,712
Stock-based compensation expense	—	3,476	—	3,476
Net loss	—	—	(29,031)	(29,031)
Balance March 31, 2020	$545	$631,233	$(763,642)	$(131,864)

		Additional
	Common	Paid-In	Accumulated
	Stock	Capital	Deficit	Total
	(In thousands)
Balance January 1, 2019	$490	$549,479	$(650,125)	$(100,156)
Exercise of stock options	—	108	—	108
Stock-based compensation expense	—	3,374	—	3,374
Net loss	—	—	(24,345)	(24,345)
Balance March 31, 2019	$490	$552,961	$(674,470)	$(121,019)

Note 10—Stock-Based Compensation

Stock-based compensation expense is as follows:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Research and development	$1,447	$1,494
Selling, general and administrative	2,029	1,880
Total	$3,476	$3,374

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were applied to all stock option grants:

Three Months Ended
March 31,
2020
Estimated weighted-average fair value	$7.89
Weighted-average assumptions:
Expected volatility	76%
Expected term, in years	6.0
Risk-free interest rate	1.18%
Expected dividend yield	—%

Stock option activity for all stock plans and related information is as follows:

		Weighted-
		Average		Aggregate
		Exercise	Remaining	Intrinsic
	Options	Price per	Contractual Life	Value
	Outstanding	Share	(In years)	(In thousands)
Balance at December 31, 2019	11,207,931	$11.72
Granted	1,744,585	11.95
Exercised	(306,857)	8.84
Forfeited	(54,318)	15.04
Balance at March 31, 2020	12,591,341	$11.81	6.4	$26,173
Vested and expected to vest at March 31, 2020	12,116,956	$11.75	6.3	$25,838
Exercisable at March 31, 2020	8,261,407	$11.03	5.0	$23,067

At March 31, 2020, there were 4.3 million unvested options outstanding that will vest over a weighted-average period of 2.9 years and 3.7 million shares were available to grant. The total estimated compensation expense yet to be recognized on outstanding options is $32.9 million. In March 2020, annual stock option grants totaling approximately 1.6 million shares with an exercise price of $11.91 per share were granted to all eligible employees. The options vest monthly on a straight-line basis over four years.

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

Our drug product OMIDRIA® is marketed in the United States for use during cataract surgery or intraocular lens replacement for adult and pediatric patients. We have multiple Phase 3 and Phase 2 clinical-stage development programs in our pipeline, which are focused on: complement-mediated disorders, including hematopoietic stem cell transplant-associated thrombotic microangiopathy (“HSCT-TMA”), Immunoglobulin A (“IgA”) nephropathy and atypical hemolytic uremic syndrome (“aHUS”), as well as addiction. In addition, we have a diverse group of preclinical programs, including GPR174, a novel target in immuno-oncology that modulates a new cancer immunity axis that we recently discovered. Small-molecule inhibitors of GPR174 are part of our proprietary G protein-coupled receptor (“GPCR”) platform through which we control 54 new GPCR drug targets and their corresponding compounds. We also exclusively possess a novel antibody-generating platform. We have retained control of all commercial rights for OMIDRIA and each of our product candidates and programs.

Impact of Global Pandemic

The COVID-19 outbreak and the response of governmental authorities to try to limit its spread are having a significant impact on our business. On March 18, 2020, The American Academy of Ophthalmology issued a letter recommending that all ophthalmologists immediately cease providing any treatment other than urgent or emergent care. Upon this recommendation the ASCs and hospitals using OMIDRIA postponed nearly all cataract surgery. Consequently, our sales of OMIDRIA to our wholesalers have been minimal following the announcement, including throughout April. In early May, a large number of states began re-opening ASCs and hospitals to cataract surgery, and we have had facilities in at least 36 states initiate re-ordering of OMIDRIA from our wholesalers. The COVID-19 pandemic could have a continuing adverse impact on our business, operations and financial results, including through sustained limitation on cataract surgery and corresponding reduction in demand for OMIDRIA, disruptions in commercial sales activities, higher than normal volume of OMIDRIA product returns, delays or disruptions with respect to manufacturing of clinical or commercial supply, delays in our clinical trials or in the submission or review of regulatory applications, as well as deterioration of general economic conditions. Due to the unknown magnitude, duration and outcome of the COVID-19 pandemic, it is not possible to estimate precisely its impact on our business, operations or financial results; however, the impact could be material.

Commercial Product - OMIDRIA® (phenylephrine and ketorolac intraocular solution) 1%/0.3%

OMIDRIA is approved by the FDA for use during cataract surgery or intraocular lens replacement to maintain pupil size by preventing intraoperative miosis (pupil constriction) and to reduce postoperative ocular pain. Outside the U.S., we have received approval from the European Commission (“EC”) to market OMIDRIA in the European Economic Area (“EEA”) for use during cataract surgery and other IOL replacement procedures for maintenance of intraoperative mydriasis (pupil dilation), prevention of intraoperative miosis and reduction of acute postoperative ocular pain.

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

We launched OMIDRIA in the U.S. in the second quarter of 2015 and sell OMIDRIA primarily through wholesalers which, in turn, sell to ambulatory surgery centers (“ASCs”) and hospitals. The Centers for Medicare & Medicaid Services (“CMS”), the federal agency responsible for administering the Medicare program, granted transitional pass-through reimbursement status for OMIDRIA in 2014, effective from January 1, 2015 through December 31, 2017. Pass-through status allows for separate payment (i.e., outside the packaged payment rate for the surgical procedure) under Medicare Part B. In March 2018, Congress extended pass-through reimbursement status for a small number of drugs, including OMIDRIA, used during procedures performed on Medicare Part B fee-for-service patients for an additional two years, running from October 1, 2018 through September 30, 2020.

We continue to pursue permanent separate reimbursement for OMIDRIA beyond the currently scheduled expiration of pass-through reimbursement. CMS is required under the Substance Use–Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act to review payments under its CMS’ outpatient prospective payment system (“OPPS”) for opioids and evidence-based non-opioid alternatives for pain management with a goal to ensure that there are not financial incentives to use opioids instead of non-opioid alternatives. In its 2020 OPPS proposed rule, CMS noted that non-opioid drugs that are indicated for reduction of post-operative pain may warrant separate payment if there is evidence to show packaged payment presents a demonstrated barrier to access for such drugs and that such drugs help to deter or avoid prescription opioid use and addiction. Although Omeros provided CMS with evidence that it believes shows that OMIDRIA meets these criteria, CMS declined in its 2020 OPPS final rule to confirm separate payment to OMIDRIA beyond the expiration of its current pass-through status on September 30, 2020. CMS also noted in the 2020 OPPS final rule that it will continue to analyze evidence and monitor utilization of OMIDRIA. We continue to generate evidence and intend to continue pursuing administrative and legislative avenues to secure permanent separate payment or similar reimbursement for OMIDRIA beyond September 30, 2020; however, we cannot provide assurance that these efforts will be successful. For more information regarding OMIDRIA reimbursement, see “Financial Summary” below.

In July 2018, we placed OMIDRIA on the market in the European Union (“EU”), on a limited basis, which maintained the ongoing validity of the European marketing authorization for OMIDRIA. At this time, we do not expect to see significant sales of OMIDRIA in any countries within the EEA or other international territories.

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

In October 2019, we initiated the rolling submission to FDA of our BLA for narsoplimab for the treatment of HSCT-TMA, a frequently lethal complication of HSCT. A rolling submission enables us to submit sections of the BLA as they are completed, which can accelerate the time to approval by allowing FDA to review completed sections of the application as they are submitted rather than waiting for the entire BLA to be submitted before beginning its review. The initial submission to FDA included all of the nonclinical (i.e., pharmacology, pharmacokinetics and toxicology) data, study reports, overview and summaries for the nonclinical sections of the BLA. We have also successfully completed the manufacturing of the required process validation lots of narsoplimab and submitted the second part of the BLA containing information related to the chemistry, manufacturing and controls (“CMC”) for narsoplimab. The clinical sections and additional CMC information for the BLA are being prepared for submission and, once all CMC and clinical data collection and analyses are complete and compiled, these remaining parts of the BLA will be submitted.

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

The FDA-agreed efficacy threshold for the primary endpoint is a complete response rate of 15%. Among patients who received at least one dose of narsoplimab, the complete response rate was 54% (p<0.0001), while the complete response rate among patients who received the protocol-specified narsoplimab treatment of at least four weeks of dosing was 65% (p<0.0001).

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

In our IgA nephropathy program, patient enrollment continues in the narsoplimab Phase 3 clinical trial, ARTEMIS-IGAN. The single Phase 3 trial design is a randomized, double-blind, placebo-controlled multicenter trial in patients at least 18 years of age with biopsy-confirmed IgA nephropathy and with 24-hour urine protein excretion greater than one gram per day at baseline on optimized renin-angiotensin system blockade. This trial includes a run-in period. Initially, patients are expected to receive an IV dose of study drug each week for 12 weeks; additional weekly dosing can be administered to achieve optimal response. The primary endpoint, which we believe could suffice for full or accelerated approval depending on the effect size, is reduction in proteinuria at 36 weeks after the start of dosing. The trial is designed to allow intra-trial adjustment in sample size. For the purposes of safety and efficacy assessments, the initial sample size for the proteinuria endpoint is estimated at 140 patients in each of the treatment and placebo groups. This will include a subset of patients with high levels of proteinuria (i.e., equal to or greater than 2 g/day) at baseline, and a substantial improvement at 36 weeks in this subset of patients alone could potentially form the basis for approval. We believe that the trial design will allow assessment for either full or accelerated approval at 36 weeks based on proteinuria results either (1) across the general population of study patients or (2) in the high-proteinuria subset of patients.

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

responsible for the conversion of pro-factor D to factor D; converted factor D is necessary for the activation of the APC. Based on our alternative pathway-related discoveries, we have expanded our intellectual property position to protect our inventions stemming from these discoveries beyond MASP-2-associated inhibition of the lectin pathway to include inhibition of the alternative pathway. Our current primary focus in this program is developing MASP-3 inhibitors for the treatment of disorders related to the APC. We believe that MASP-3 inhibitors have the potential to treat patients suffering from a wide range of diseases and conditions, including: paroxysmal nocturnal hemoglobinuria (“PNH”); C3 glomerulopathy; multiple sclerosis; arthritis; traumatic brain injury; neuromyelitis optica; pauci-immune necrotizing crescentic glomerulonephritis; disseminated intravascular coagulation; age-related macular degeneration; asthma; dense deposit disease; Bechet’s disease; aspiration pneumonia; TMA; ischemia-reperfusion injury; Guillain Barre syndrome; Alzheimer’s disease; amylotrophic lateral sclerosis; systemic lupus erythematosus; diabetic retinopathy; uveitis; chronic obstructive pulmonary disease; transplant rejection; acute respiratory distress syndrome; antineutrophil cytoplasmic antibody-associated vasculitis; anti-phospholipid syndrome; atherosclerosis; myasthenia gravis and others. Our OMS906 monoclonal antibody program has generated positive data in a well-established animal model associated with PNH, as well as strong pharmacodynamic activity in non-human primates. The program has also generated positive data in a well-established animal model of arthritis. In preparation for clinical trials, we have completed the first-in-human-enabling toxicology studies, and the manufacturing scale-up process is underway to support the remainder of the development program. We are currently targeting PNH as the first clinical indication for OMS906 and plan to submit a clinical trial application in the first half of 2020.
●	Other MASP Inhibitor Preclinical Programs. We have generated positive preclinical data from MASP-2 inhibition in in vivo models of age-related macular degeneration, myocardial infarction, diabetic neuropathy, stroke, ischemia-reperfusion injury, and other diseases and disorders. We are also developing a longer-acting second generation antibody targeting MASP-2, which we are targeting for initiation of clinical trials in 2022. This program is designated as “OMS1029.” Development efforts are also directed to a small-molecule inhibitor of MASP-2 designed for oral administration, as well as small-molecule inhibitors of MASP-3 and biospecific small- and large-molecule inhibitors of MASP-2/-3.
●	GPR174 and GPCR Platform. We have developed a proprietary cellular redistribution assay which we use in a high-throughput manner to identify synthetic ligands, including antagonists, agonists and inverse agonists, that bind to and affect the function of orphan GPCRs. We have screened Class A orphan GPCRs against our small-molecule chemical libraries using the cellular redistribution assay and have identified and confirmed compounds that interact with 54 of the 81 Class A orphan GPCRs linked to a wide range of indications including cancer as well as metabolic, cardiovascular, immunologic, inflammatory and central nervous system disorders. One of our priorities in this program is GPR174, which is involved in the modulation of the immune system. In ex vivo human studies, our small-molecule inhibitors targeting GPR174 upregulate the production of cytokines, block multiple checkpoints and tumor promoters, and suppress regulatory T-cells. Based on our data, we believe that GPR174 controls a major pathway in cancer and modulation of the receptor could provide a seminal advance in immuno-oncologic treatments for a wide range of tumors. Our studies in mouse models of melanoma and colon carcinoma found that GPR174-deficiency resulted in significantly reduced tumor growth and improved survival of the animals versus normal mice. Our recent discoveries suggest a new approach to cancer immunotherapy that targets inhibition of GPR174 and can be combined with and significantly improve the tumor-killing effects of adenosine pathway inhibitors. These discoveries include (1) identification of cancer-immunity pathways controlled by GPR174, (2) the identification of phosphatidylserine as a natural ligand for GPR174, (3) a collection of novel small-molecule inhibitors of GPR174 and (4) a synergistic enhancement of “tumor-fighting” cytokine production by T cells following the combined inhibition of both GPR174 and the adenosine pathway (e.g., A2A and/or A2B), another key metabolic pathway that regulates tumor immunity. We continue to focus on GPR174 and several other of our GPCR targets with the objective of moving compounds targeting them into human trials.

Financial Summary

We recognized net losses of $29.0 million and $24.3 million for the three months ended March 31, 2020 and 2019, respectively and our OMIDRIA revenues were $23.5 million and $21.8 million for the same periods. As of March 31,

2020, we had $54.0 million in cash and cash equivalents and short-term investments available for general corporate use and $24.1 million in accounts receivable, net.

We expect our net losses will continue until such time as we derive sufficient revenues from sales of OMIDRIA and/or other sources, such as licensing, product sales and other revenues from our product candidates, that are sufficient to cover our operating expenses and debt service obligations.

*Fiscal quarters without pass-through reimbursement.

During the period from January 1, 2018 to September 30, 2018, OMIDRIA was not reimbursed separately when used for procedures involving patients covered by Medicare Part B and our revenues decreased significantly. After reinstatement of separate reimbursement for OMIDRIA in 4Q 2018, our revenues quickly returned to levels when separate reimbursement was available and quarter-over-quarter revenue growth approximated historical rates. In Q1 2020, OMIDRIA revenues declined due to the impact of COVID-19 on the volume of cataract surgery being performed.

Pass-through status for OMIDRIA is scheduled to expire on September 30, 2020. If we are unable to obtain permanent separate or similar reimbursement for OMIDRIA, the net revenues we receive for OMIDRIA would be reduced, potentially by a significant amount. Although we expect to pursue an alternative sales strategy if we are unable to obtain permanent separate or similar reimbursement for OMIDRIA, we may face difficulties or delays in implementing such a strategy and, even if successfully implemented, we cannot predict whether or to what extent our customers would increase their utilization of OMIDRIA. See “Commercial Product - OMIDRIA” earlier in this section for additional details regarding the pass-through reimbursement status for OMIDRIA.

Due to the ongoing impact of COVID-19 on OMIDRIA sales and the scheduled expiration of pass-through status on September 30, 2020, we are unable to predict future OMIDRIA product sales, net.

Results of Operations

Revenue

Our revenue consists of OMIDRIA product sales to ASCs and hospitals in the U.S. Our product sales, net during the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Product sales, net	$23,537	$21,779

During the three months ended March 31, 2020, OMIDRIA revenue was $23.5 million as compared to $21.8 million for the three months ended March 31, 2019. The increase in revenue during the three months ended March 31, 2020 compared to the same period in prior year was due to increased demand for OMIDRIA by ASCs and hospitals following the reinstatement of pass-through reimbursement status for OMIDRIA on October 1, 2018. However, revenue for the three months ended March 31, 2020 was negatively affected as a result of inventory utilization by ASCs and hospitals in early March in anticipation of the COVID-19-related shutdown of elective surgical procedures. Sales of OMIDRIA were minimal following the postponement of most cataract procedures in mid-March. Revenue for the three months ended March 31, 2020 includes a $2.5 million provision for the potential return of OMIDRIA product. In early May, a large number of states began re-opening ASCs and hospitals to cataract surgery, and we have had facilities in at least 36 states initiate re-ordering of OMIDRIA from our wholesalers. In the event that ongoing customers return product and subsequently repurchase, those sales will be recorded as revenue when the wholesaler acquires the replacement product from us.

Gross-to-Net Deductions

We record OMIDRIA product sales net of estimated chargebacks, rebates, distribution fees and product returns. These deductions are generally referred to as gross-to-net deductions. Our total gross-to-net provision for the three months ended March 31, 2020 was 32.3% of gross OMIDRIA product sales. This compares to 27.0% for the three months ended March 31, 2019. The increase in gross-to-net deductions as a percentage of sales is due to product return allowances as described below.

A summary of our gross-to-net related accruals for the three months ended March 31, 2020 is as follows:

		Distribution
		Fees and
		Product
	Chargebacks	Return
	and Rebates	Allowances	Total
	(In thousands)
Balance as of December 31, 2019	$10,240	$2,237	$12,477
Provisions	7,563	3,675	11,238
Payments	(9,556)	(1,266)	(10,822)
Balance as of March 31, 2020	$8,247	$4,646	$12,893

Chargebacks and Rebates

We record a provision for estimated chargebacks and rebates at the time we recognize OMIDRIA product sales revenue and reduce the accrual when payments are made or credits are granted. Our chargebacks are related to a pharmaceutical pricing agreement, a federal supply schedule agreement, a 340B prime vendor agreement, a Medicaid drug rebate agreement and an off-invoice discount to our ASC and hospital customers. We also record a provision for our OMIDRIAssure® patient assistance and reimbursement services program and our rebates under our purchase volume-discount programs.

Distribution Fees and Product Return Allowances

We pay our wholesalers a distribution fee for services they perform for us based on the dollar value of their purchases of OMIDRIA. We record a provision for these charges as a reduction to revenue at the time of sale to the wholesaler and make payments to our wholesalers based on contractual terms.

We allow for the return of product up to 12 months past its expiration date, or for product that is damaged or not used by our customers. We record a provision for returns upon sale of OMIDRIA to our wholesaler. When a return or claim is received, we issue a credit memo to the wholesaler against its outstanding receivable to us or we reimburse the customer. For the three months ended March 31, 2020, as noted above, we recorded a $2.5 million return allowance for return of OMIDRIA product from wholesalers and ASCs related to the postponement of cataract surgeries due to the COVID-19 pandemic. Additionally, should pass-through reimbursement expire on September 30, 2020, it is possible that wholesalers, ASCs and hospitals may return a portion of their OMIDRIA on hand for a full refund of the purchase price. If a reserve is required, we would record the reserve during our third quarter of 2020.

Research and Development Expenses

Our research and development expenses can be divided into three categories: direct external expenses, which include clinical research and development, preclinical research and development activities; internal, overhead and other expenses; and stock-based compensation expense. Direct external expenses consist primarily of expenses incurred pursuant to agreements with third-party manufacturing organizations prior to receiving regulatory approval for a product candidate, contract research organizations, clinical trial sites, collaborators, consultants, and licensors consultants. Costs are reported in preclinical research and development until the program enters the clinic. Internal, overhead and other expenses consist of personnel costs, overhead costs such as rent, utilities and depreciation and other miscellaneous costs. We do not generally allocate our internal resources, employees and infrastructure to any individual research project because we deploy them across multiple clinical and preclinical projects that we are advancing in parallel.

The following table illustrates our expenses associated with these activities:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Direct external expenses:
Clinical research and development:
MASP-2 Program - OMS721 (narsoplimab)	$13,215	$14,437
OMIDRIA - Ophthalmology	626	708
PDE7 - OMS527	1,337	576
Total clinical research and development	15,178	15,721
Preclinical research and development	3,515	1,516
Total direct external expenses	18,693	17,237
Internal, overhead and other expenses	8,771	7,524
Stock-based compensation expense	1,447	1,494
Total research and development expenses	$28,911	$26,255

Direct external expenses increased $1.5 million for the three months ended March 31, 2020 compared to the same period in 2019. This increase is due primarily to higher IgA nephropathy clinical trial costs offset by lower narsoplimab manufacturing cost. In the first quarter of 2019 we acquired raw materials used in the manufacturing of our drug substance validation batches that concluded later in the year 2019. The $2.0 million increase in our preclinical research and development expense for the three months ended March 31, 2020 as compared to the same period in 2019 reflects addition third-party manufacturing scale up costs related to our OMS906 program as well as development and analytical activities related our MASP-2 long-acting second-generation antibody program.

The increases in internal, overhead and other expenses for the three months ended March 31, 2020 compared to the prior year period are primarily due to additional employee-related costs to support our increased research and development activities.

We expect the majority of our research and development expenses for the remainder of 2020 will be related to our narsoplimab program. We expect research and development costs to increase in 2020 as we incur incremental manufacturing costs in preparation for the anticipated commercial launch of narsoplimab in HSCT-TMA in the U.S.

At this time, we are unable to estimate with certainty the longer-term costs we will incur in the continued development of our product candidates due to the inherently unpredictable nature of our preclinical and clinical development activities as well as the potential impacts of the COVID-19 pandemic. Clinical development timelines, the probability of success and development costs can differ materially as new data become available and as expectations change. Our future research and development expenses will depend, in part, on the preclinical or clinical success of each product candidate as well as ongoing assessments of each program’s commercial potential. In addition, we cannot forecast with precision which product candidates, if any, may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

We are required to expend substantial resources in the development of our product candidates due to the lengthy process of completing clinical trials and seeking regulatory approval. Any failure or delay in completing clinical trials, or in obtaining regulatory approvals, could delay our generation of product revenue and increase our research and development expenses.

Selling, General and Administrative Expenses

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Selling, general and administrative expenses, excluding stock-based compensation expense	$16,007	$12,752
Stock-based compensation expense	2,029	1,880
Total selling, general and administrative expenses	$18,036	$14,632

The increase in selling, general and administrative expenses during the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to increased pre-commercialization marketing activities for narsoplimab, including employee-related costs and professional service fees.

We expect that our selling, general and administrative expenses will increase in the remaining quarters of 2020 compared to current levels, primarily due to increased pre-commercialization activities for narsoplimab.

Interest Expense

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Interest expense	$5,903	$5,600

Interest expense is comprised of interest related to our $210.0 million of 6.25% Convertible Senior Notes due 2023 (the “Convertible Notes”). Non-cash interest expense for the three months ended March 31, 2020 and 2019 was $2.5 million and $2.2 million, respectively. For more information regarding our Convertible Notes, see Part II, Item 8, “Note 8--Convertible Senior Notes” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Financial Condition - Liquidity and Capital Resources

As of March 31, 2020, we had $54.0 million in cash, cash equivalents and short-term investments available for general corporate use held primarily in money-market accounts as compared to $60.8 million at December 31, 2019. In addition, as of March 31, 2020, we had $24.1 million in accounts receivable, net. We have historically generated net losses and incurred negative cash flows from operations and debt service. For the three months ended March 31, 2020, we incurred net losses of $29.0 million and incurred negative cash flows from operations of $9.1 million.

In the first quarter of 2020, our business operations and liquidity were negatively affected by the reduction in demand for OMIDRIA caused by restrictions on cataract surgeries implemented in response to the COVID-19 pandemic. The ongoing restrictions are expected to continue to negatively impact working capital in the second quarter and possibly in future periods, with the magnitude of the impact being dependent on the duration and extent of applicable limitations on the operations of our ASC and hospital customers.

In early May, a large number of states began re-opening ASCs and hospitals to cataract surgery, and we have had facilities in at least 36 states initiate re-ordering of OMIDRIA from our wholesalers. However, we cannot yet predict with certainty the levels of OMIDRIA product sales we will achieve. In addition, pass-through reimbursement for OMIDRIA is currently scheduled to expire on September 30, 2020. We are pursuing legislative and administrative means to extend permanent reimbursement but have not yet received such an extension. Consequently, we are unable to include in the determination regarding our prospects as a going concern OMIDRIA revenues and amounts available under the Line of Credit Agreement, as borrowing availability is determined based on eligible OMIDRIA accounts receivable. We have also not included any proceeds from debt transactions or other financing instruments, despite our successful track record in accessing capital through each of these avenues nor any potential partnerships related to our products or product candidates. The conditions described above when evaluated within the constraints of the accounting literature raise substantial doubt with respect to our ability to meet our obligations through May 11, 2021 and, therefore, to continue as a going concern.

We plan to continue to fund our operations through proceeds from sales of OMIDRIA after the postponement of non-urgent ophthalmic surgical procedures, including cataract surgery, ends and, in addition, we may utilize funds available under our receivable-based line of credit to the extent it is available to us. Should it be necessary or determined to be strategically advantageous, we also could pursue debt financings, public and private offerings of our equity securities similar to those we have completed previously, and/or other strategic transactions, which may include licensing a portion of our existing technology. If these capital sources, for any reason, are needed but inaccessible, it would have a significantly negative effect on our financial condition. Should it be necessary to manage our operating expenses, we would reduce our projected cash requirements through reduction of our expenses by delaying clinical trials, reducing selected research and development efforts, and/or implementing other restructuring activities.

Cash Flow Data

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Selected cash flow data
Cash provided by (used in):
Operating activities	$(9,141)	$(12,948)
Investing activities	$10,776	$11,287
Financing activities	$2,399	$(146)

Operating Activities. Net cash used in operating activities for the three months ended March 31, 2020 decreased by $3.8 million as compared to the same period in 2019. The net decrease is primarily due to a $13.0 million increase in cash provided from collections of accounts receivable offset by an increase in our net loss of $4.7 million, an increase of $4.0 million in cash used in accounts payable and accrued expense, and an increase of $1.5 million in funds used for advance payments.

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

Net cash provided by investing activities during the three months ended March 31, 2020 was $10.8 million, a decrease of $0.5 million for the same period in 2019 primarily due to investments purchased exceeding investments sold by $0.6 million.

Financing Activities. Net cash provided by financing activities during the three months ended March 31, 2020 was $2.4 million, an increase of $2.5 million compared to the same period in 2019. The increase for the three months ended March 31, 2020 compared to the prior year was primarily due to $2.7 million in net proceeds from exercises of stock options.

Loan and Security Agreement. Our Loan and Security Agreement with Silicon Valley Bank (the “Loan Agreement”), provides for a $50.0 million revolving line of credit facility. Under the Loan Agreement we may draw, on a revolving basis, up to the lesser of $50.0 million and 85.0% of our eligible accounts receivable, less certain reserves. The Loan Agreement is secured by all our assets excluding intellectual property and development program inventories and matures on August 2, 2022. As of March 31, 2020, we had no outstanding borrowings under the Loan Agreement and we were in compliance with all covenants in all material respects. See earlier discussion under “Liquidity and Capital Resources” for further detail regarding the availability of the line of credit.

Contractual Obligations and Commitments

Our future minimum contractual commitments and obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2019. Other than the following, our future minimum contractual obligations and commitments have not changed materially from the amounts previously reported.

Goods and Services

We have certain non-cancelable obligations under various other agreements for the acquisition of goods and services associated with the manufacturing of our product candidates that contain firm commitments. As of March 31, 2020, our aggregate firm commitments are $17.6 million.

We may be required, in connection with in-licensing or asset acquisition agreements, to make certain royalty and milestone payments and we cannot, at this time, determine when or if the related milestones will be achieved or whether the events triggering the commencement of payment obligations will occur. Therefore, such payments are not included in the amount above.

Lease Agreements

We lease our office and laboratory space in The Omeros Building under a lease agreement with BMR - 201 Elliott Avenue LLC. The initial term of the lease ends in November 2027, and we have two options to extend the lease term, each by five years. As of March 31, 2020, the remaining aggregate non-cancelable rent payable under the initial term of the lease, excluding common area maintenance and related operating expenses, is $51.4 million.

Critical Accounting Policies and Significant Judgments and Estimates

There have not been any material changes in our critical accounting policies and significant judgments and estimates as disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily confined to our investment securities. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in high-credit-quality securities. As of March 31, 2020, we had cash, cash equivalents and short-term investments of $54.0 million. In accordance with our investment policy, we invest funds in highly liquid, investment-grade securities. These securities in our investment portfolio are not leveraged and are classified as available-for-sale. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates and, with our current portfolio of short-term investments, we are not exposed to potential loss due to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2020. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 1A. RISK FACTORS

We operate in an environment that involves a number of risks and uncertainties. Before making an investment decision you should carefully consider the risks described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 2, 2020. In assessing the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, you should also refer to the other information included therein and in this Quarterly Report on Form 10-Q. In addition, we may be adversely affected by risks that we currently deem immaterial or by other risks that are not currently known to us. The trading price of our common stock could decline due to any of these risks and you may lose all or part of your investment.

The risk factors set forth below update, and should be read together with, the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019.

Our ability to achieve profitability is highly dependent on the commercial success of OMIDRIA, and to the extent OMIDRIA is not successful, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.

OMIDRIA is our only product that has been approved by the FDA, for commercial sale in the U.S. For the three months ended March 31, 2020, we recorded net sales of OMIDRIA of $23.5 million. Revenues from sales of OMIDRIA have not been sufficient to fund our operations fully in prior periods and we cannot provide assurance that revenues from OMIDRIA sales will be sufficient to fund our operations fully in the future. We will need to generate substantially more product revenue from OMIDRIA to achieve and sustain profitability. We may be unable to sustain or increase revenues generated from OMIDRIA product sales for a number of reasons, including:

●	the significant reduction in the volume of ophthalmic surgical procedures and corresponding reduction in demand for OMIDRIA as a result of the COVID-19 pandemic;
●	the scheduled expiration of pass-through reimbursement on September 30, 2020 and uncertainty regarding the extent of coverage and reimbursement for OMIDRIA when used in Medicare patients after September 30, 2020;
●	pricing, coverage and reimbursement policies of government and private payers such as Medicare, Medicaid, the U.S. Department of Veterans Affairs, group purchasing organizations, insurance companies, health maintenance organizations and other plan administrators;
●	a lack of acceptance by physicians, patients and other members of the healthcare community;
●	the availability, relative price and efficacy of the product as compared to alternative treatment options or branded, compounded or generic competing products;
●	an unknown safety risk;
●	the failure to enter into and maintain acceptable partnering arrangements for marketing and distribution of OMIDRIA outside of the U.S.; and
●	changed or increased regulatory restrictions in the U.S., EU and/or other foreign territories.

Any decline in sales from OMIDRIA also would impact our ability to borrow under the Loan Agreement since the amount we can borrow is dependent on our eligible receivables.

The spread of COVID-19 and efforts to reduce its transmission may negatively impact our business, operations and financial results.

The spread of COVID-19 and efforts to reduce its transmission have significantly affected the global economy and have adversely affected our sales of OMIDRIA due to a reduction in the overall volume of cataract surgery and intraocular lens replacement procedures. On March 18, 2020, The American Academy of Ophthalmology issued a letter recommending that all ophthalmologists immediately cease providing any treatment other than urgent or emergent care. Upon this recommendation the ASCs and hospitals using OMIDRIA temporarily postponed nearly all cataract surgery. Consequently, our sales of OMIDRIA have been minimal to our wholesalers following the announcement. In early May, a large number of states began re-opening ASCs and hospitals to cataract surgery, and we have had facilities in at least 36 states initiate re-ordering of OMIDRIA from our wholesalers. The COVID-19 pandemic could have a continuing adverse impact on our business and financial results, including through sustained limitation on cataract surgery and corresponding reduction in demand for OMIDRIA, disruptions in commercial sales activities, higher than normal volume of OMIDRIA product returns, as well as a deterioration of general economic conditions.

We may also experience disruptions to our operations due to COVID-19, such as delays or disruptions with respect to manufacturing of clinical or commercial drug substance or drug product and delays in our clinical trials or in the submission or review of regulatory applications. Such delays or disruptions could negatively affect our commercial operations, clinical programs, and research and development. The health of our employees, contractors and other persons on whom we rely may be adversely affected by COVID-19. Although we are taking precautionary measures intended to help minimize the risk of the virus to our employees, these measures may be ineffective or may otherwise adversely affect our productivity. In addition, the conditions created by the pandemic may intensify other risks inherent in our business. Due to the unknown magnitude, duration and outcome of the COVID-19 pandemic, it is not possible to estimate precisely its impact on our business, operations or financial results; however, the impact could be material.

To the extent COVID-19 adversely affects our business, financial condition, and results of operations and global economic conditions more generally, it may also have the effect of heightening many of the other risk factors described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

We cannot predict whether we will encounter problems with any of our completed, ongoing or planned clinical trials or clinical data collection protocols that will cause regulatory agencies, institutional review boards or ethics committees, or us to delay our clinical trials or suspend or delay the analysis of the data from those trials. Clinical trials and clinical data protocols can be delayed for a variety of reasons, including:

●	discussions with the FDA, the EMA or other foreign authorities regarding the scope or design of our clinical trials or clinical data collection protocols;
●	delays or the inability to obtain required approvals from institutional review boards, ethics committees or other responsible entities at clinical sites selected for participation in our clinical trials;
●	delays in enrolling patients into clinical trials, collecting data from enrolled patients, adequately monitoring patients before or after treatment, or collecting historical control data for any reason including disease severity, trial or data collection protocol design, study eligibility criteria, patient population size (e.g., for orphan diseases or for some pediatric indications), proximity and/or availability of clinical trial sites for prospective patients, availability of competing therapies and clinical trials, regional differences in diagnosis and treatment, perceived risks and benefits of the product or product candidate, physician patient referral practices, disruptions due to external events, including an outbreak of pandemic or contagious disease such as the COVID-19 coronavirus, which has slowed enrollment in our clinical trials of narsoplimab in patients with IgA nephropathy;

●	lower than anticipated retention rates of patients in clinical trials;
●	the need to repeat or conduct additional clinical trials as a result of inconclusive or negative results, failure to replicate positive early clinical data in subsequent clinical trials, failure to deliver an efficacious dose of a product candidate, poorly executed testing, a failure of a clinical site to adhere to the clinical protocol, an unacceptable study design or other problems;
●	adverse findings in clinical or nonclinical studies related to the safety of our product candidates in humans;
●	an insufficient supply of product candidate materials or other materials necessary to conduct our clinical trials;
●	the need to qualify new suppliers of product candidate materials for FDA and foreign regulatory approval;
●	an unfavorable inspection or review by the FDA or other regulatory authority of a clinical trial site or records of any clinical investigation;
●	the occurrence of unacceptable drug-related side effects or adverse events experienced by participants in our clinical trials;
●	the suspension by a regulatory agency of a trial by imposing a clinical hold; or
●	the amendment of clinical trial or data collection protocols to reflect changes in regulatory requirements and guidance or other reasons as well as subsequent re-examination of amendments to clinical trial or data collection protocols by institutional review boards or ethics committees.
●	In addition, our clinical trial or development programs have been, and in the future may be, suspended or terminated by us, the FDA or other regulatory authorities, or institutional review boards or ethics committees due to a number of factors, including:
●	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;
●	inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;
●	the failure to remove a clinical hold in a timely manner, if at all;
●	unforeseen safety issues or any determination that a trial presents unacceptable health risks;
●	inability to deliver an efficacious dose of a product candidate; or
●	lack of adequate funding to continue the clinical trial or development program, including as a result of unforeseen costs due to enrollment delays, requirements to conduct additional trials and studies and/or increased expenses associated with the services of our contract research organizations (“CROs”), or other third-parties.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Ninth Amendment to Lease dated January 15, 2020 between Omeros Corporation and BMR-201 Elliott Avenue LLC
10.2*	Consulting Agreement effective February 10, 2020 between Omeros Corporation and Kurt Zumwalt
31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.1	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)

*Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEROS CORPORATION

Dated: May 11, 2020	/s/ Gregory A. Demopulos
Gregory A. Demopulos, M.D.
President, Chief Executive Officer and Chairman of the Board of Directors

Dated: May 11, 2020	/s/ Michael A. Jacobsen
Michael A. Jacobsen
Vice President, Finance, Chief Accounting Officer and Treasurer