Form 10-Q
period 2020-06-30
OMEROS CORP
filed 2020-08-10
CIK 1285819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of August 6, 2020, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 54,518,358.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the Securities Act) and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act) which are subject to the “safe harbor” created by those sections for such statements. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical fact are “forward-looking statements.” Terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “likely,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” and similar expressions and variations thereof are intended to identify forward-looking statements, but these terms are not the exclusive means of identifying such statements. Examples of these statements include, but are not limited to, statements regarding:

●	our expectations related to obtaining permanent separate or similar reimbursement for OMIDRIA® (phenylephrine and ketorolac intraocular solution) 1%/0.3% from the Centers for Medicare & Medicaid Services (CMS) for periods after September 30, 2020, and our expectations regarding reimbursement coverage for OMIDRIA by commercial and government payers;
●	our estimates regarding how long our existing cash, cash equivalents, short-term investments and revenues will be sufficient to fund our anticipated operating expenses, capital expenditures and debt service obligations;
●	our expectations relating to demand for OMIDRIA from wholesalers, ambulatory surgery centers (ASCs) and hospitals, and our expectations regarding OMIDRIA product sales;
●	the severity and duration of the impact of the COVID-19 pandemic on our business, operations, clinical programs and financial results;
●	our plans for the marketing and distribution of OMIDRIA and our estimates of OMIDRIA chargebacks and rebates, distribution fees and product returns;
●	our expectations regarding the clinical, therapeutic and competitive benefits and importance of OMIDRIA and our product candidates;
●	our ability to design, initiate and successfully complete clinical trials and other studies for our products and product candidates and our plans and expectations regarding our ongoing or planned clinical trials, including for our lead MASP-2 inhibitor, narsoplimab (also referred to as OMS721), and for our other investigational candidates, including OMS527 and OMS906;
●	our plans and expectations regarding development of narsoplimab for the treatment of COVID-19 or COVID-19-associated acute respiratory distress syndrome (“ARDS”), including statements regarding the therapeutic potential of narsoplimab for treatment of COVID-19 and/or ARDS, discussions with government agencies regarding narsoplimab for treatment of COVID-19 or ARDS, plans for future manufacturing of narsoplimab, and expectations for the treatment of additional COVID-19 patients in clinical trials or other settings;
●	with respect to our narsoplimab clinical programs, our expectations regarding: whether enrollment in any or all ongoing and planned Phase 3 and Phase 2 clinical trials will proceed as expected; whether we can capitalize on the financial and regulatory incentives provided by orphan drug designations granted by the U.S. Food and Drug Administration (FDA), the European Commission (EC), or the European Medicines Agency (EMA); and whether we can capitalize on the regulatory incentives provided by fast-track or breakthrough therapy designations granted by the FDA;
●	our expectations regarding clinical plans and anticipated or potential paths to regulatory approval of narsoplimab by the FDA and EMA in hematopoietic stem cell transplant-associated thrombotic microangiopathy (HSCT-TMA), Immunoglobulin A (IgA) nephropathy, and atypical hemolytic uremic syndrome (aHUS);

●	whether and when we will complete the rolling Biologics License Application (BLA) for narsoplimab in HSCT-TMA and whether and when FDA will accept our submission and grant accelerated or regular approval;
●	whether and when a BLA may be filed with the FDA for narsoplimab in any other indication and whether FDA will grant accelerated or regular approval;
●	whether and when a marketing authorization application (MAA) may be filed with the EMA for narsoplimab in any indication, and whether the EMA will grant approval for narsoplimab in any indication;
●	our plans for the commercial launch of narsoplimab following any regulatory approval and our estimates and expectations regarding coverage and reimbursement for any approved products;
●	our expectation that we will rely on contract manufacturers to manufacture OMIDRIA for commercial sale and to manufacture our product candidates for purposes of clinical supply and in anticipation of potential commercialization;
●	our ability to raise additional capital through the capital markets or through one or more corporate partnerships, equity offerings, debt financings, collaborations, licensing arrangements or asset sales;
●	our expectations about the commercial competition that OMIDRIA and our product candidates, if commercialized, face or may face;
●	the expected course and costs of existing claims, legal proceedings and administrative actions, our involvement in potential claims, legal proceedings and administrative actions, and the merits, potential outcomes and effects of both existing and potential claims, legal proceedings and administrative actions, as well as regulatory determinations, on our business, prospects, financial condition and results of operations;
●	the extent of protection that our patents provide and that our pending patent applications will provide, if patents are issued from such applications, for our technologies, programs, products and product candidates;
●	the factors on which we base our estimates for accounting purposes and our expectations regarding the effect of changes in accounting guidance or standards on our operating results; and
●	our expected financial position, performance, revenues, growth, costs and expenses, magnitude of net losses and the availability of resources.

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

OMEROS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMEROS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$1,964	$3,084
Short-term investments	14,124	57,704
Receivables, net	15,780	35,185
Inventory	1,892	1,147
Prepaid expense and other assets	5,167	6,625
Total current assets	38,927	103,745
Property and equipment, net	3,109	3,829
Right of use assets	26,603	27,082
Restricted investments	1,154	1,154
Advanced payments, non-current	896	1,159
Total assets	$70,689	$136,969

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$8,507	$5,328
Accrued expenses	25,838	46,627
Current portion of lease liabilities	3,702	3,504
Total current liabilities	38,047	55,459
Lease liabilities, non-current	30,540	32,318
Unsecured convertible senior notes, net	163,372	158,213
Commitments and contingencies (Note 8)
Shareholders’ deficit:
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized; none issued and outstanding at June 30, 2020 and December 31, 2019.	—	—
Common stock, par value $0.01 per share, 150,000,000 shares authorized at June 30, 2020 and December 31, 2019; 54,515,858 and 54,200,810 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively.	545	542
Additional paid-in capital	635,121	625,048
Accumulated deficit	(796,936)	(734,611)
Total shareholders’ deficit	(161,270)	(109,021)
Total liabilities and shareholders’ deficit	$70,689	$136,969

See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue:
Product sales, net	$13,530	$26,753	$37,067	$48,532

Costs and expenses:
Cost of product sales	147	55	414	186
Research and development	24,132	19,108	53,043	45,363
Selling, general and administrative	16,931	16,928	34,967	31,560
Total costs and expenses	41,210	36,091	88,424	77,109
Loss from operations	(27,680)	(9,338)	(51,357)	(28,577)
Interest expense	(5,978)	(5,530)	(11,880)	(11,130)
Other income	364	415	912	909
Net loss	$(33,294)	$(14,453)	$(62,325)	$(38,798)
Comprehensive loss	$(33,294)	$(14,453)	$(62,325)	$(38,798)
Basic and diluted net loss per share	$(0.61)	$(0.29)	$(1.14)	$(0.79)
Weighted-average shares used to compute basic and diluted net loss per share	54,513,337	49,084,093	54,406,575	49,048,432

See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net loss	$(62,325)	$(38,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,298	6,973
Non-cash interest expense	5,159	4,435
Depreciation and amortization	814	827
Changes in operating assets and liabilities:
Receivables	19,405	(5,697)
Inventory	(745)	(1,099)
Prepaid expenses and other assets	1,881	1,975
Accounts payable and accrued expenses	(18,225)	1,847
Net cash used in operating activities	(46,738)	(29,537)
Investing activities:
Purchases of property and equipment	(210)	(279)
Purchases of investments	(3,188)	(472)
Proceeds from the sale and maturities of investments	46,768	27,250
Net cash provided by investing activities	43,370	26,499
Financing activities:
Proceeds upon exercise of stock options	2,778	1,708
Principal payments on finance lease liabilities	(530)	(545)
Net cash provided by financing activities	2,248	1,163
Net decrease in cash and cash equivalents	(1,120)	(1,875)
Cash and cash equivalents at beginning of period	3,084	5,861
Cash and cash equivalents at end of period	$1,964	$3,986

Supplemental cash flow information
Cash paid for interest	$6,721	$6,731
Property acquired under finance lease	$44	$886

See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Organization and Significant Accounting Policies

Organization

We are a commercial-stage biopharmaceutical company committed to discovering, developing and commercializing small-molecule and protein therapeutics for large-market as well as orphan indications targeting inflammation, complement-mediated diseases, disorders of the central nervous system, addiction and immune-related diseases, including cancers. Our first drug product, OMIDRIA, is marketed in the United States (U.S.) for use during cataract surgery or intraocular lens replacement.

Basis of Presentation

Our condensed consolidated financial statements include the financial position and results of operations of Omeros Corporation (Omeros) and our wholly owned subsidiaries. All intercompany transactions have been eliminated, and we have determined we operate in one segment. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information as of June 30, 2020 and December 31, 2019 and for the three and six months ended June 30, 2020 and 2019 includes all adjustments, which include normal recurring adjustments, necessary to present fairly our interim financial information. The Condensed Consolidated Balance Sheet at December 31, 2019 has been derived from our audited financial statements but does not include all of the information and footnotes required by GAAP for audited annual financial information.

The accompanying unaudited condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and related notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the U.S. Securities and Exchange Commission (SEC) on March 2, 2020.

Risks and Uncertainties

In its 2021 outpatient prospective payment system (OPPS) proposed rule, the Centers for Medicare and Medicaid Services (CMS), a part of the Department of Health and Human Services (HHS), confirmed the September 30, 2020 expiration of pass-through reimbursement for OMIDRIA and indicated an intention to package payment for OMIDRIA with payment for the associated surgical procedure in both the hospital outpatient department (HOPD) and ambulatory surgery center (ASC) settings. We are continuing to pursue other administrative and legislative avenues to secure permanent separate payment or similar reimbursement for OMIDRIA beyond September 30, 2020; however, we cannot provide assurance that these efforts will be successful.

The outbreak of the novel strain of coronavirus (SARS-CoV-2) that causes the Coronavirus Disease 2019 (COVID-19) and the responses to the global pandemic by various governmental authorities, the medical community and others continue to have a significant impact on our business. In March 2020, ASCs and hospitals using OMIDRIA postponed nearly all cataract surgery in response to recommendations from government and medical organizations. As a result, we did not record any sales of OMIDRIA to our wholesalers from March 25 to May 19, 2020. Beginning in the second half of May 2020, cataract surgery resumed to varying degrees in locations throughout the country. By the end of June 2020, the run rate of weekly OMIDRIA sales had recovered to levels approximating those seen prior to the pandemic. Due to the unknown magnitude, duration and outcome of the COVID-19 pandemic, it is not possible to estimate precisely its impact on our business, operations or financial results; however, the impact could be material.

Going Concern Discussion

As of June 30, 2020, we had cash, cash equivalents and short-term investments of $16.1 million and an accounts receivable-based line of credit that allows us to borrow up to the lesser of $50.0 million or 85% of our accounts receivable borrowing base, less certain reserves. We have incurred losses from operations of $51.4 million and $63.4 million for the six months ended June 30, 2020, and the year ended December 31, 2019, respectively. Cash used in operating activities was $46.7 million and $60.1 million for the six months ended June 30, 2020, and the year ended December 31, 2019, respectively. We will continue to incur losses from operating activities until our revenues exceed operating costs and debt service obligations.

OMIDRIA pass-through reimbursement is scheduled to expire on September 30, 2020, and our sales of OMIDRIA continue to be affected by and are potentially at risk due to the COVID-19 pandemic. As such, we cannot predict future OMIDRIA revenues in 2020 and beyond. Similarly, we are unable to include in the determination regarding our prospects as a going concern amounts available under our accounts receivable-based line of credit or any proceeds from debt transactions or other financing instruments despite our successful track record in accessing capital through these avenues. We also have not included any potential partnerships related to our products or product candidates. Regardless of whether we secure continued pass-through payment for OMIDRIA, our working capital needs will likely continue to increase, particularly if the disruption to our operations caused by the COVID-19 pandemic continues. The conditions described above, when evaluated within the constraints of the accounting literature, raise substantial doubt with respect to our ability to meet our obligations through August 10, 2021 and, therefore, to continue as a going concern.

We plan to continue to fund our operations through proceeds from sales of OMIDRIA and, in addition, we may utilize funds available under our accounts receivable-based line of credit, which allows us to borrow up to 85% of our available accounts receivable borrowing base, less certain reserves, or $50.0 million, whichever is less. Should it be necessary or determined to be strategically advantageous, we also could pursue debt financings, public and private offerings of our equity securities similar to those we have completed previously, or other strategic transactions, which may include licensing a portion of our existing technology. If these capital sources, for any reason, are needed but inaccessible, it would have a material negative effect on our financial condition. Should it be necessary to manage our operating expenses, we would reduce our projected cash requirements through reduction of our expenses by delaying clinical trials, reducing selected research and development efforts, or implementing other restructuring activities.

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

The basic and diluted net loss per share amounts for the three and six months ended June 30, 2020 and 2019 were computed based on the shares of common stock outstanding during the respective periods. Potentially dilutive securities excluded from the diluted loss per share calculation are as follows:

	June 30,
	2020	2019
Outstanding options to purchase common stock	12,785,685	11,800,959
Outstanding warrants to purchase common stock	243,115	243,115
Total potentially dilutive shares excluded from loss per share	13,028,800	12,044,074

Note 3—Certain Balance Sheet Accounts

Accounts Receivable, net

Accounts receivable, net consist of the following:

	June 30,	December 31,
	2020	2019

	(In thousands)
Trade receivables, net	$15,694	$35,074
Sublease and other receivables	86	111
Total accounts receivables, net	$15,780	$35,185

Trade receivables are shown net of $1.1 million and $1.6 million of chargeback and product return allowances as of June 30, 2020 and December 31, 2019, respectively.

Inventory

Inventory consists of the following:

	June 30,	December 31,
	2020	2019

	(In thousands)
Raw materials	$91	$91
Work-in-progress	1,195	338
Finished goods	606	718
Total inventory	$1,892	$1,147

Property and Equipment, Net

Property and equipment, net consists of the following:

	June 30,	December 31,
	2020	2019

	(In thousands)
Finance leases	$5,518	$5,474
Laboratory equipment	2,830	2,844
Computer equipment	985	921
Office equipment and furniture	625	625
Total cost	9,958	9,864
Less accumulated depreciation and amortization	(6,849)	(6,035)
Total property and equipment, net	$3,109	$3,829

For the six months ended June 30, 2020 and 2019, depreciation and amortization expenses were $0.8 million for both periods, respectively.

Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2020	2019

	(In thousands)
Contract research and development	$9,206	$24,107
Sales rebates, fees and discounts	5,737	10,870
Employee compensation	3,420	3,546
Consulting and professional fees	3,325	3,610
Interest payable	1,640	1,640
Clinical trials	1,629	1,982
Other accrued expenses	881	872
Total accrued expenses	$25,838	$46,627

Note 4—Fair-Value Measurements

As of June 30, 2020, and December 31, 2019, all investments were classified as short-term and available-for-sale on the accompanying Condensed Consolidated Balance Sheets. Investment income, which was included as a component of other income, consists of interest earned.

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

Our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	June 30, 2020
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Money-market funds classified as non-current restricted investments	$1,154	$—	$—	$1,154
Money-market funds classified as short-term investments	14,124	—	—	14,124
Total	$15,278	$—	$—	$15,278

	December 31, 2019
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Money-market funds classified as non-current restricted investments	$1,154	$—	$—	$1,154
Money-market funds classified as short-term investments	57,704	—	—	57,704
Total	$58,858	$—	$—	$58,858

Cash held in demand deposit accounts of $2.0 million and $3.1 million is excluded from our fair-value hierarchy disclosure as of June 30, 2020 and December 31, 2019, respectively. There were no unrealized gains or losses associated with our short-term investments as of June 30, 2020 or December 31, 2019. The carrying amounts reported in the accompanying Condensed Consolidated Balance Sheets for receivables, accounts payable, other current monetary assets and liabilities approximate fair value.

See “Note 6--Convertible Senior Notes” for the carrying amount and estimated fair value of our 6.25% Convertible Senior Notes due 2023.

Note 5—Debt

Line of Credit

We have a Loan and Security Agreement with Silicon Valley Bank, which provides for a $50.0 million revolving line of credit facility (the Line of Credit Agreement). Under the Line of Credit Agreement, we may draw, on a revolving basis, up to the lesser of $50.0 million or 85.0% of our eligible accounts receivable, less certain reserves. Interest on amounts outstanding is payable monthly at the greater of 5.5% and the prime rate. The line of credit is secured by all our assets excluding intellectual property and development program inventories.

As of June 30, 2020 and December 31, 2019, we had no outstanding borrowings under the Line of Credit Agreement.

Note 6—Convertible Senior Notes

We have issued $210.0 million aggregate principal amount 6.25% Convertible Senior Notes due 2023 (the Convertible Notes). The Convertible Notes are unsecured and accrue interest at an annual rate of 6.25% per annum, payable semi-annually in arrears on May 15 and November 15 of each year. The Convertible Notes mature on November 15, 2023, unless earlier purchased, redeemed or converted in accordance with their terms.

The Convertible Notes will be convertible into cash, shares of our common stock or a combination thereof, as we elect at our sole discretion. The initial conversion rate is 52.0183 shares of our common stock per $1,000 of note principal (equivalent to an initial conversion price of approximately $19.22 per share of common stock), subject to adjustment in certain circumstances. To reduce the dilutive impact or potential cash expenditure associated with conversion of the Convertible Notes, we entered into a capped call transaction which essentially covers the number of shares of our common stock underlying the Convertible Notes when our common stock is trading between the initial conversion price of $19.22 per share and $28.84 per share. As of June 30, 2020, all Convertible Notes remain outstanding.

The balance of our Convertible Notes at June 30, 2020 and December 31, 2019, is as follows:

	June 30,	December 31,
	2020	2019

	(In thousands)
Principal amount	$210,000	$210,000
Unamortized discount	(42,912)	(47,660)
Unamortized issuance costs attributable to principal amount	(3,716)	(4,127)
Total Convertible Notes, net	$163,372	$158,213

The estimated fair value of the Convertible Notes at June 30, 2020, as determined through consideration of quoted market prices, was $216.6 million. The fair value is classified as Level 3 due to the limited trading activity for the Convertible Notes.

Note 7—Leases

We have operating leases related to our office and laboratory space and finance leases for certain laboratory and office equipment, as follows:

	June 30,	December 31,
	2020	2019

	(In thousands)
Assets
Operating lease assets	$26,603	$27,082
Finance lease assets, net	2,314	2,973
Total lease assets	$28,917	$30,055

Liabilities
Current:
Operating leases	$2,503	$2,282
Finance leases	1,199	1,222
Non-current:
Operating leases	29,457	30,772
Finance leases	1,083	1,546
Total lease liabilities	$34,242	$35,822

The components of total lease cost are as follows:

	Six Months Ended
	June 30,
	2020	2019

	(In thousands)
Lease cost
Operating lease cost	$3,024	$2,062
Finance lease cost:
Amortization	703	646
Interest	159	169
Short-term lease cost	—	275
Variable lease cost	1,102	980
Sublease income	(602)	(447)
Total lease cost	$4,386	$3,685

The supplemental cash flow information related to leases is as follows:

	Six Months Ended
	June 30,
	2020	2019

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$4,284	$3,301
Operating cash flows used for finance leases	$159	$169
Financing cash flows used for finance leases	$530	$545

Note 8—Commitments and Contingencies

Lease Agreements

We lease our office and laboratory space in The Omeros Building under a lease agreement with BMR - 201 Elliott Avenue LLC. The initial term of the lease ends in November 2027, and we have two options to extend the lease term, each by five years. As of June 30, 2020, the remaining aggregate non-cancelable rent payable under the initial term of the lease, excluding common area maintenance and related operating expenses, is $49.8 million.

Contracts

We have various agreements with third parties that would collectively require payment of termination fees totaling $18.1 million if we had cancelled the work as of June 30, 2020.

Development Milestones and Product Royalties

We have licensed a variety of intellectual property from third parties that we are currently developing or may develop in the future. These licenses may require milestone payments during clinical development processes as well as low single to low double-digit royalties on the net income or net sales of the product. For the three and six months ended June 30, 2020 and 2019, development milestones were insignificant. We do not owe any royalties on OMIDRIA.

Note 9—Shareholders’ Deficit

Common Stock and Warrants

For the six months ended June 30, 2020, we received proceeds of $2.8 million upon the exercise of stock options which resulted in the issuance of 315,048 shares of common stock. For the six months ended June 30, 2019, we received proceeds of $1.7 million upon the exercise of stock options which resulted in the issuance of 184,365 shares of common stock.

As of June 30, 2020 and December 31, 2019, we had 243,115 warrants outstanding with a weighted average exercise price of $20.68 per share.

Interim Condensed Consolidated Statements of Shareholders’ Deficit

The changes in interim balances of the components of our shareholders’ deficit are as follows:

		Additional
	Common	Paid-In	Accumulated
	Stock	Capital	Deficit	Total

	(In thousands)
Balance January 1, 2020	$542	$625,048	$(734,611)	$(109,021)
Exercise of stock options	3	2,709	—	2,712
Stock-based compensation expense	—	3,476	—	3,476
Net loss	—	—	(29,031)	(29,031)
Balance March 31, 2020	545	631,233	(763,642)	(131,864)
Exercise of stock options	—	66	—	66
Stock-based compensation expense	—	3,822	—	3,822
Net loss	—	—	(33,294)	(33,294)
Balance June 30, 2020	$545	$635,121	$(796,936)	$(161,270)

		Additional
	Common	Paid-In	Accumulated
	Stock	Capital	Deficit	Total

	(In thousands)
Balance January 1, 2019	$490	$549,479	$(650,125)	$(100,156)
Exercise of stock options	—	108	—	108
Stock-based compensation expense	—	3,374	—	3,374
Net loss	—	—	(24,345)	(24,345)
Balance March 31, 2019	490	552,961	(674,470)	(121,019)
Exercise of stock options	2	1,598	—	1,600
Stock-based compensation expense	—	3,598	—	3,598
Net loss	—	—	(14,453)	(14,453)
Balance June 30, 2019	$492	$558,157	$(688,923)	$(130,274)

Note 10—Stock-Based Compensation

Stock-based compensation expense is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(In thousands)		(In thousands)
Research and development	$1,631	$1,646	$3,078	$3,140
Selling, general and administrative	2,191	1,952	4,220	3,833
Total	$3,822	$3,598	$7,298	$6,973

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were applied to all stock option grants:

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Estimated weighted-average fair value	$10.23	$8.22
Weighted-average assumptions:
Expected volatility	81%	77%
Expected term, in years	6.0	6.0
Risk-free interest rate	0.72%	1.11%
Expected dividend yield	—%	—%

Stock option activity for all stock plans and related information is as follows:

		Weighted-
		Average		Aggregate
		Exercise	Remaining	Intrinsic
	Options	Price per	Contractual Life	Value
	Outstanding	Share	(In years)	(In thousands)
Balance at December 31, 2019	11,207,931	$11.72
Granted	2,034,960	12.37
Exercised	(315,048)	8.82
Forfeited	(142,158)	14.32
Balance at June 30, 2020	12,785,685	$11.87	6.2	$41,036
Vested and expected to vest at June 30, 2020	12,336,369	$11.81	6.1	$40,291
Exercisable at June 30, 2020	8,712,170	$11.17	4.9	$34,089

At June 30, 2020, there were 4.1 million unvested options outstanding that will vest over a weighted-average period of 2.7 years and 3.5 million shares were available to grant. The total estimated compensation expense yet to be recognized on outstanding options is $31.4 million.

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

Impact of Global Pandemic

The outbreak of the novel strain of coronavirus (“SARS-CoV-2”) that causes the Coronavirus Disease 2019 (“COVID-19”) and the responses to the global pandemic by various governmental authorities, the medical community and others continue to have a significant impact on our business. In March 2020, ambulatory surgery centers (“ASCs”) and hospitals using OMIDRIA postponed nearly all cataract surgery in response to recommendations from government and medical organizations. As a result, we did not record any sales of OMIDRIA to our wholesalers from March 25 to May 19, 2020. Beginning in the second half of May 2020, cataract surgery resumed to varying degrees in locations throughout the country, generally under strict safety protocols. By the end of June 2020, the run rate of weekly OMIDRIA sales had recovered to levels approximating those seen prior to the pandemic. COVID-19 and the corresponding government response could have a continuing adverse impact on our business, operations and financial results. If the number of cataract procedures continues to be limited, either by a need for time-consuming safety protocols, reduction in patient demand, or prohibition on elective surgical procedures in some localities, then there may be a corresponding reduction in demand for OMIDRIA. Additionally, continued restrictions on visits to customer facilities by our field sales representatives could lead to a further reduction in our OMIDRIA revenues. Due to the unknown magnitude, duration and outcome of the COVID-19 pandemic, especially in light of the variances both in the severity of and in the local governmental responses to the COVID-19 pandemic across the U.S., it is not possible to estimate precisely its impact on our business, operations or financial results; however, the impact could be material.

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

We launched OMIDRIA in the U.S. in the second quarter of 2015 and sell OMIDRIA primarily through wholesalers which, in turn, sell to ASCs and hospitals. The Centers for Medicare & Medicaid Services (“CMS”), a part of the Department of Health and Human Services (“HHS”) and the federal agency responsible for administering the Medicare program, granted transitional pass-through reimbursement status for OMIDRIA in 2014, effective from January 1, 2015 through December 31, 2017. Pass-through status allows for separate payment (i.e., outside the packaged payment rate for the surgical procedure) under Medicare Part B. In March 2018, Congress extended pass-through reimbursement status for a small number of drugs, including OMIDRIA, used during procedures performed on Medicare Part B fee-for-service patients for an additional two years, running from October 1, 2018 through September 30, 2020.

We are continuing to pursue permanent separate reimbursement for OMIDRIA beyond the currently scheduled expiration of pass-through reimbursement on September 30, 2020, but we can provide no assurance that these efforts will be successful. In its 2021 outpatient prospective payment system (“OPPS”) proposed rule, CMS confirmed the September 30, 2020 expiration of pass-through reimbursement for OMIDRIA and indicated an intention to package payment for OMIDRIA with payment for the associated surgical procedure in both the hospital outpatient department and ASC settings.

However, CMS is required under the Substance Use–Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act to review OPPS payments for opioids and evidence-based non-opioid alternatives for pain management with a goal to ensure that there are not financial incentives to use opioids instead of non-opioid alternatives, and in 2019 it codified revisions to the ASC payment system pursuant to its policy to “unpackage and pay separately at ASP+6 percent for the cost of non-opioid pain management drugs that function as surgical supplies when they are furnished in the ASC setting.” CMS continued this policy, without change, in 2020 and has proposed to extend it again in 2021. During the time that these revisions to the ASC payment system have been in force, they have not applied to OMIDRIA because OMIDRIA has had pass-through status and, accordingly, has not been packaged. OMIDRIA does not contain an opioid, has an FDA-approved label indication for postoperative pain reduction and CMS considers the drug to function as a surgical supply. Based on these criteria, we believe that OMIDRIA will satisfy the criteria for separate payment when provided in the ASC setting once it again becomes packaged following expiration of its pass-through status, and that CMS is required to apply this policy to OMIDRIA as it has to another drug meeting these criteria. We intend to meet with HHS to seek separate payment for OMIDRIA when used in the ASC setting for the fourth quarter of 2020. Although we can provide no assurance regarding whether or when separate payment for OMIDRIA in the ASC setting will be effective, if we are successful in securing separate payment for OMIDRIA for the fourth quarter of 2020, we expect that OMIDRIA will receive similar separate payment in the ASC setting throughout 2021. We also are continuing to pursue other administrative and legislative avenues to secure permanent separate payment or similar reimbursement for OMIDRIA beyond September 30, 2020; however, we cannot provide assurance that these efforts will be successful. If these efforts are not successful we expect to implement an alternative market approach, however we are likely to have significantly reduced sales of OMIDRIA until we are able to implement such strategy. For more information regarding OMIDRIA reimbursement, see “Financial Summary” below.

In July 2018, we placed OMIDRIA on the market in the European Union (“EU”), on a limited basis, which maintained the ongoing validity of the EMA for OMIDRIA. At this time, we do not expect to see significant sales of OMIDRIA in any countries within the EEA or other international territories.

Narsoplimab Developments

In March 2020, in response to a request from physicians at the Papa Giovanni XXIII Hospital in Bergamo, Italy, we initiated a compassionate use program for narsoplimab, our investigational human monoclonal antibody targeting mannan-binding lectin-associated serine protease-2 (MASP-2), to treat COVID-19 patients with ARDS, a severe and life-threatening symptom of COVID-19.

The study included a total of six COVID-19 patients treated with narsoplimab under compassionate use, all with ARDS and requiring continuous positive airway pressure (CPAP) or intubation. At baseline, circulating endothelial cell (CEC) counts and serum levels of interleukin-6 (IL-6), interleukin-8 (IL-8), C-reactive protein (CRP), lactate dehydrogenase (LDH), D-dimer and aspartate aminotransferase (AST) were markedly elevated. During the course of the study institutional guidelines at the treating hospital were updated to require that all COVID-19 patients in the hospital receive steroids. One patient treated with narsoplimab did not receive steroids. Of the five narsoplimab-treated patients who received steroids, two initiated them after already improving such that CPAP was no longer required or was discontinued the following day. The study evaluated CEC counts in a separate group of four patients receiving only steroids for a short duration, and the counts were found to be unaffected by steroid administration. This suggests that any beneficial effect of steroids on COVID-19-associated endothelial damage may be delayed and had little effect on the recovery course of the patients who initiated steroid treatment after improving.

Narsoplimab treatment was associated with rapid and sustained reduction across all of these markers of endothelial damage and inflammation. In addition, massive bilateral pulmonary thromboses, seen in two of the patients, resolved while on narsoplimab. All six narsoplimab-treated patients recovered and survived. Narsoplimab was well tolerated in the study and no adverse drug reactions were reported. Two control groups with similar baseline characteristics were used for retrospective comparison, both showing substantial mortality rates (ranging from 32% to 53%). A manuscript detailing the results of a study evaluating narsoplimab in patients with severe COVID-19 has been accepted for publication in the peer-reviewed journal of Immunobiology.

Endothelial damage and resultant thromboses are significant to the pathophysiology of COVID-19, and we believe these data illustrate the importance of inhibiting the lectin pathway to treat ARDS associated with the disease. As we know through our work in HSCT-TMA, an endothelial injury syndrome, endothelial damage activates the lectin pathway of complement. We believe the results observed following narsoplimab treatment in severe COVID-19 patients with ARDS at Papa Giovanni were consistent with those seen in HSCT-TMA and underscore the mechanistic similarities between these two disorders. Narsoplimab has been shown to inhibit lectin pathway activation and block microvascular injury-associated thrombus formation as well as MASP-2-mediated activation of kallikrein and factor XII. We believe such anticoagulant effects may provide therapeutic benefits in both HSCT-TMA and COVID-19.

We currently are in discussions with agencies within the U.S. federal government regarding potential funding to accelerate large-scale manufacturing of narsoplimab to enable broader availability of narsoplimab for COVID-19 patients and for other COVID-19-related programmatic activities.

Clinical Development Programs

Our clinical stage development programs include:

●	MASP-2 - narsoplimab (OMS721) - Lectin Pathway Disorders. Narsoplimab, also referred to as OMS721, is our lead human monoclonal antibody targeting MASP-2, a novel pro-inflammatory protein target involved in activation of the complement system. The complement system plays a role in the body’s inflammatory response and becomes activated as a result of tissue damage or trauma or microbial pathogen invasion. Inappropriate or uncontrolled activation of the complement system can cause diseases characterized by serious tissue injury. MASP-2 is the effector enzyme of the lectin pathway of the complement system, and the current development focus for narsoplimab is diseases in which the lectin pathway has been shown to contribute to significant tissue injury and pathology. When not treated, these diseases are typically characterized by significant end organ injuries, such as kidney or central nervous system injury.

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

In October 2019, we initiated the rolling submission to FDA of our BLA for narsoplimab for the treatment of HSCT-TMA, a frequently lethal complication of HSCT. A rolling submission enables us to submit sections of the BLA as they are completed, which can accelerate the time to approval by allowing FDA to review completed sections of the application as they are submitted rather than waiting for the entire BLA to be submitted before beginning its review. The initial submission to FDA included all of the nonclinical (i.e., pharmacology, pharmacokinetics and toxicology) data, study reports, overview and summaries for the nonclinical sections of the BLA. Following the successful completion of manufacturing of the required process validation lots of narsoplimab, we submitted in April 2020 the second part of the BLA containing information related to the chemistry, manufacturing and controls (“CMC”) for narsoplimab. The remaining CMC information for the BLA was submitted to FDA in early August 2020. The clinical sections of the BLA are being prepared for submission and, once all analyses are complete and compiled, these remaining parts of the BLA will be submitted.

In March 2020, we reported clinical data from our pivotal trial of narsoplimab in HSCT-TMA. The single-arm, open-label trial included safety and efficacy endpoints that were previously agreed to with FDA. These endpoints were assessed for (1) all 28 patients who received at least one dose of narsoplimab and (2) patients who received the protocol-specified dosing of at least four weeks of narsoplimab.

The primary efficacy endpoint in the trial was the proportion of patients who achieved designated “responder” status based on improvement in HSCT-TMA laboratory markers and clinical status. This is referred to as the “complete response rate.” The primary laboratory markers that were evaluated were platelet count and LDH, levels, while improvement in clinical status was evaluated based on organ function and transfusions. Patients who did not fully meet these criteria were considered “non-responders.”

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

In Europe, EMA has confirmed narsoplimab’s eligibility for EMA’s centralized review of a single MAA that, if approved, authorizes the product to be marketed in all EU member states and EEA countries. We plan to complete the submission of an MAA after our BLA submission has been filed with FDA. We are targeting to complete our MAA submission in the first half of 2021. In October 2019 we received a positive opinion from EMA on our pediatric investigation plan (“PIP”) for narsoplimab in the treatment of HSCT-TMA. A PIP outlining a development program for the investigational product in the pediatric population must be agreed with EMA as a prerequisite to EMA’s acceptance of an MAA. The narsoplimab PIP provides a study plan to evaluate the safety and effectiveness of the drug for HSCT-TMA in patients from one month through 17 years of age. We received a deferral for completion of our PIP until after approval of the narsoplimab MAA.

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

In June 2020 we submitted a Clinical Trial Application (“CTA”) to European regulators to initiate clinical trials evaluating OMS906, the company’s lead human monoclonal antibody from its MASP-3 program. For maximum flexibility in the conduct of our OMS906 clinical trials and to ensure timely progress of our OMS906 program, we also submitted an IND application to FDA to initiate clinical trials evaluating OMS906 in the United States. Assuming positive regulatory review of the CTA or IND, as applicable, we plan to initiate the Phase 1 clinical trial evaluating OMS906 in either the United States or Europe, based on the earliest availability of clinical testing sites. We currently expect to begin enrollment in the Phase 1 trial in September. The Phase 1 clinical trial will be a placebo-controlled, double-blind, single-ascending-dose and multiple-ascending-dose study to evaluate the safety, tolerability, pharmacodynamics and pharmacokinetics of OMS906 administered subcutaneously and intravenously to healthy subjects. Following adequate collection and analysis in the Phase 1 study data, the initial Phase 2 study for OMS906 is expected to be conducted in patients with paroxysmal nocturnal hemoglobinuria (PNH), a rare, acquired, life-threatening disease of the blood.

Preclinical Development Programs and Platforms

Our preclinical programs and platforms include:

●	Other MASP Inhibitor Preclinical Programs. We have generated positive preclinical data from MASP-2 inhibition in in vivo models of age-related macular degeneration, myocardial infarction, diabetic neuropathy, stroke, ischemia-reperfusion injury, and other diseases and disorders. We are also developing a longer-acting second generation antibody targeting MASP-2, which we are targeting for initiation of clinical trials in 2022. This program is designated as “OMS1029.” Development efforts are also directed to a small-molecule inhibitor of MASP-2 designed for oral administration, as well as small-molecule inhibitors of MASP-3 and bispecific small- and large-molecule inhibitors of MASP-2/-3.
●	GPR174 and GPCR Platform. We have developed a proprietary cellular redistribution assay which we use in a high-throughput manner to identify synthetic ligands, including antagonists, agonists and inverse agonists, that bind to and affect the function of orphan GPCRs. We have screened Class A orphan GPCRs against our small-molecule chemical libraries using the cellular redistribution assay and have identified and confirmed compounds that interact with 54 of the 81 Class A orphan GPCRs linked to a wide range of indications including cancer as well as metabolic, cardiovascular, immunologic, inflammatory and central nervous system disorders. One of our priorities in this program is GPR174, which is involved in the modulation of the immune system. In ex vivo human studies, our small-molecule inhibitors targeting GPR174 upregulate the production of cytokines, block multiple checkpoints and tumor promoters, and suppress regulatory T-cells. Based on our data, we believe that GPR174 controls a major pathway in cancer and modulation of the receptor could provide a seminal advance in immuno-oncologic treatments for a wide range of tumors. Our studies in mouse models of melanoma and colon carcinoma found that GPR174-deficiency resulted in significantly reduced tumor growth and improved survival of the animals versus normal mice. Our recent discoveries suggest a new approach to cancer immunotherapy that targets inhibition of GPR174 and can be combined with and significantly improve the tumor-killing effects of adenosine pathway inhibitors. These discoveries include (1) identification of cancer-

immunity pathways controlled by GPR174, (2) the identification of phosphatidylserine as a natural ligand for GPR174, (3) a collection of novel small-molecule inhibitors of GPR174 and (4) a synergistic enhancement of “tumor-fighting” cytokine production by T cells following the combined inhibition of both GPR174 and the adenosine pathway (e.g., A2A and/or A2B), another key metabolic pathway that regulates tumor immunity. We continue to focus on GPR174 and several other of our GPCR targets with the objective of moving compounds targeting them into human trials.

Financial Summary

We recognized net losses of $33.3 million and $14.5 million for the three months ended June 30, 2020 and 2019, respectively, and our OMIDRIA revenues were $13.5 million and $26.8 million for the same periods. As of June 30, 2020, we had $16.1 million in cash and cash equivalents and short-term investments available for general corporate use and $15.8 million in accounts receivable, net.

We expect our net losses will continue until such time as we derive sufficient revenues from sales of OMIDRIA and/or other sources, such as licensing, product sales and other revenues from our product candidates, that are sufficient to cover our operating expenses and debt service obligations.

*Fiscal quarters without pass-through reimbursement.

** Fiscal quarters with reduced cataract procedures due to COVID-19

During the period from January 1, 2018 to September 30, 2018, OMIDRIA was not reimbursed separately when used for procedures involving patients covered by Medicare Part B, and our revenues decreased significantly. After reinstatement of separate reimbursement for OMIDRIA in Q4 2018, our revenues quickly returned to levels when separate reimbursement was available and quarter-over-quarter revenue growth approximated historical rates. Due to the postponement of elective surgical procedures, including cataract surgery, we did not make any sales of OMIDRIA to our wholesalers from March 25 to May 19, 2020. Beginning in the second half of May 2020, cataract procedures resumed to varying degrees in locations throughout the country. By the end of June 2020, the run rate of weekly OMIDRIA sales approximated those seen prior to the pandemic.

In its 2021 OPPS proposed rule, CMS confirmed the September 30, 2020 expiration of pass-through reimbursement for OMIDRIA. However, in 2019 CMS codified revisions to the ASC payment system pursuant to its policy to “unpackage and pay separately at ASP+6 percent for the cost of non-opioid pain management drugs that function as surgical supplies when they are furnished in the ASC setting.” CMS continued this policy, without change, in 2020 and has proposed to extend it again in 2021. During the time that these revisions to the ASC payment system have been in force, they have not applied to OMIDRIA because OMIDRIA has had pass-through status and, accordingly, has not been packaged. OMIDRIA does not contain an opioid, has an FDA-approved label indication for pain reduction and CMS considers it to function as a surgical supply. Based on these criteria, we believe that OMIDRIA will satisfy the criteria for separate payment when provided in the ASC setting once it again becomes packaged following expiration of its pass-through status. We are also continuing to pursue other administrative and legislative avenues to secure permanent separate payment or similar reimbursement for OMIDRIA beyond September 30, 2020. If these efforts are not successful, we expect to implement an alternative market approach, however we are likely to have significantly reduced sales of OMIDRIA until we are able to implement such strategy. We may face difficulties or delays in implementing such a strategy and, even if successfully implemented, we cannot predict whether, or to what extent, our customers would maintain or increase their utilization of OMIDRIA. See “Commercial Product - OMIDRIA” earlier in this section for additional details regarding the pass-through reimbursement status for OMIDRIA.

COVID-19 and uncertainty around pass-through status for OMIDRIA could have a continuing adverse impact on our business, operations and financial results, limiting the number of cataract procedures which may be performed and reducing demand for our commercial drug product, OMIDRIA. COVID-19 and the corresponding governmental response has and may continue to lead to disruptions in commercial sales activities, delays in our clinical trials or in the submission or review of regulatory applications. Due to the ongoing impact of the global pandemic on OMIDRIA sales, as well as the uncertain reimbursement status for OMIDRIA following the scheduled expiration of pass-through status on September 30, 2020, we are unable to predict future OMIDRIA product sales, net.

Results of Operations

Revenue

Our revenue consists of OMIDRIA product sales to ASCs and hospitals in the U.S. Our product sales, net are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(In thousands)		(In thousands)
Product sales, net	$13,530	$26,753	$37,067	$48,532

During the three and six months ended June 30, 2020, OMIDRIA revenue was $13.5 million and $37.1 million as compared to $26.8 million and $48.5 million for the three and six months ended June 30, 2019. The decrease in revenue during the three and six months ended June 30, 2020 compared to the same period in the prior year was due to COVID-19-related closings of ASCs and hospitals to elective cataract procedures beginning in mid-March 2020. In early May, a large number of states began re-opening, and, by the end of June 2020 the weekly run rate of OMIDRIA sales had returned to levels approaching those seen prior to the pandemic. Given the uncertainty and local variances in the severity and response to the COVID-19 pandemic across the U.S., and the future of pass-through reimbursement, we are not able to predict future OMIDRIA revenue.

Gross-to-Net Deductions

We record OMIDRIA product sales net of estimated chargebacks, rebates, distribution fees and product returns. These deductions are generally referred to as gross-to-net deductions. Our total gross-to-net provision for the three and six months ended June 30, 2020 was 14.6% and 26.8% of gross OMIDRIA product sales. This compares to 28.2% and 27.7% for the three and six months ended June 30, 2019. The decrease in gross-to-net deductions as a percentage of sales compared to the three months ended June 30, 2019 is primarily due to the reversal of $2.4 million of product return allowances which were originally recorded in Q1 2020 to account for potential product returns due to the postponement of elective surgical procedures, including cataract surgery due to the COVID-19 pandemic. The reserve was eliminated in Q2 2020 due to the resumption of cataract procedures in mid-May 2020.

A summary of our gross-to-net related accruals for the six months ended June 30, 2020 is as follows:

		Distribution
		Fees and
		Product
	Chargebacks	Return
	and Rebates	Allowances	Total

	(In thousands)
Balance as of December 31, 2019	$10,240	$2,237	$12,477
Provisions	11,534	2,022	13,556
Payments	(16,086)	(3,147)	(19,233)
Balance as of June 30, 2020	$5,688	$1,112	$6,800

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

We allow for the return of product up to 12 months past its expiration date, or for product that is damaged or not used by our customers. We record a provision for returns upon sale of OMIDRIA to our wholesaler. When a return or claim is received, we issue a credit memo to the wholesaler against its outstanding receivable to us or we reimburse the customer. Additionally, if separate reimbursement for OMIDRIA does not last beyond September 30, 2020, it is possible that wholesalers, ASCs and hospitals may return a portion of their OMIDRIA on hand for a full refund of the purchase price. If a reserve is required, we would record the reserve during our third quarter of 2020.

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

The following table illustrates our expenses associated with these activities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(In thousands)		(In thousands)
Direct external expenses:
Clinical research and development:
MASP-2 Program - OMS721 (narsoplimab)	$9,720	$5,058	$22,935	$19,495
OMIDRIA - Ophthalmology	433	379	884	1,087
PDE7 - OMS527	259	603	1,596	1,179
Total clinical research and development	10,412	6,040	25,415	21,761
Preclinical research and development	3,144	2,102	6,834	3,617
Total direct external expenses	13,556	8,142	32,249	25,378
Internal, overhead and other expenses	8,945	9,320	17,716	16,845
Stock-based compensation expense	1,631	1,646	3,078	3,140
Total research and development expenses	$24,132	$19,108	$53,043	$45,363

Total direct clinical research and development expenses increased $4.4 million and $3.7 million for the three and six months ended June 30, 2020 compared to the same periods in 2019. The $4.4 million increase for the three months ended June 30, 2020 is due to higher narsoplimab manufacturing costs and increased costs supporting the preparation of our rolling BLA for HSCT-TMA in the U.S. The increase for the six months ended June 30, 2020 is due to increased IgA nephropathy clinical trial costs as well as higher costs supporting the preparation of our rolling BLA in HSCT-TMA and the increased medical affairs activities.

The $1.0 million and $3.2 million increase in our preclinical research and development expense for the three and six months ended June 30, 2020 as compared to the same periods in 2019 reflects additional third-party manufacturing scale up costs related to our OMS906 program as well as development and analytical activities related our MASP-2 long-acting second-generation antibody program.

We expect the majority of our research and development expenses for the remainder of 2020 to be related to our narsoplimab program. We expect research and development costs to increase in 2020 as we incur incremental manufacturing costs in preparation for the anticipated commercial launch of narsoplimab in HSCT-TMA in the U.S.

At this time, we are unable to estimate with certainty the longer-term costs we will incur in the continued development of our product candidates due to the inherently unpredictable nature of our preclinical and clinical development activities, as well as the potential impacts of the COVID-19 pandemic. Clinical development timelines, the probability of success and development costs can differ materially as new data become available and as expectations change. Our future research and development expenses will depend, in part, on the preclinical or clinical success of each product candidate as well as ongoing assessments of each program’s commercial potential. In addition, we cannot forecast with precision which product candidates, if any, may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

We are required to expend substantial resources in the development of our product candidates due to the lengthy process of completing clinical trials and seeking regulatory approval. Any failure or delay in completing clinical trials, or in obtaining regulatory approvals, could delay our generation of product revenue and increase our research and development expenses.

Selling, General and Administrative Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(In thousands)		(In thousands)
Selling, general and administrative expenses, excluding stock-based compensation expense	$14,740	$14,976	$30,747	$27,727
Stock-based compensation expense	2,191	1,952	4,220	3,833
Total selling, general and administrative expenses	$16,931	$16,928	$34,967	$31,560

The increase in selling, general and administrative expenses during the six months ended June 30, 2020 compared to the same periods in 2019 was primarily due to increased pre-commercialization marketing activities for narsoplimab, including employee-related costs and professional service fees.

We expect that our selling, general and administrative expenses will increase in the remaining quarters of 2020 compared to current levels, primarily due to increased pre-commercialization activities for narsoplimab.

Interest Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(In thousands)		(In thousands)
Interest expense	$5,978	$5,530	$11,880	$11,130

Interest expense is comprised of interest related to our $210.0 million of 6.25% Convertible Senior Notes due 2023 (the “Convertible Notes”). Non-cash interest expense for the three and six months ended June 30, 2020 was $2.6 million and $5.2 million, respectively. For more information regarding our Convertible Notes, see Part II, Item 8, “Note 8--Convertible Senior Notes” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Financial Condition - Liquidity and Capital Resources

As of June 30, 2020, we had $16.1 million in cash, cash equivalents and short-term investments available for general corporate use held primarily in money-market accounts as compared to $60.8 million at December 31, 2019. In addition, as of June 30, 2020, we had $15.8 million in accounts receivable, net. We have historically generated net losses and incurred negative cash flows from operations and debt service. For the six months ended June 30, 2020, we incurred net losses of $62.3 million and incurred negative cash flows from operations of $46.7 million. We expect to continue to incur losses from operations until our revenues exceed operating costs and debt service obligations.

In the second quarter of 2020, our business operations and liquidity continued to be negatively affected by the reduction in demand for OMIDRIA caused by restrictions on the number of elective surgical procedures which could be performed. The continued increase in the number of COVID-19 cases within the U.S. may lead to further restrictions on elective surgeries going forward. This may continue to negatively impact our ability to cover our expenses in future periods, with the magnitude being dependent on the duration and extent of applicable limitations placed on the operations of our ASC and hospital customers.

In mid-May, a large number of states began re-opening ASCs and hospitals to cataract surgery with a number of our customers re-ordering OMIDRIA from our wholesalers. We cannot yet predict with certainty the levels of OMIDRIA product sales we will achieve. In addition, pass-through reimbursement for OMIDRIA is currently scheduled to expire on September 30, 2020. We are pursuing legislative and administrative means to extend permanent reimbursement but have not yet received such an extension. However, regardless of whether we secure continued pass-through treatment for OMIDRIA, our working capital needs are likely to continue to increase, particularly if the disruption to our operations caused by the COVID-19 pandemic continues. Consequently, we are unable to include these factors in the determination regarding our prospects as a going concern.

OMIDRIA revenues and amounts available under the Line of Credit Agreement with Silicon Valley Bank, are determined based on eligible OMIDRIA accounts receivable, less certain reserves. As of August 7, 2020, we were eligible to borrow approximately $6.6 million under the Line of Credit Agreement. We have also not included any proceeds from debt transactions or other financing instruments in our analysis of our ability to continue as a going concern, despite our successful track record in accessing capital through each of these avenues nor any potential partnerships related to our products or product candidates. The conditions described above when evaluated within the constraints of the accounting literature raise substantial doubt with respect to our ability to meet our obligations through August 10, 2021 and, therefore, to continue as a going concern.

We plan to continue to fund our operations through proceeds from sales of OMIDRIA, and we may utilize funds available under our receivable-based line of credit to the extent it is available to us. Should it be necessary or determined to be strategically advantageous, we may pursue debt financings, public and private offerings of our equity securities similar to those we have completed previously, or other strategic transactions, which may include licensing a portion of our existing technology. If these capital sources, for any reason, are needed but inaccessible, it would have a significantly negative effect on our financial condition. Should it be necessary to manage our operating expenses, we would reduce our projected cash requirements through reduction of our expenses by delaying clinical trials, reducing selected research and development efforts, or implementing other restructuring activities.

Cash Flow Data

	Six Months Ended June 30,
	2020	2019

	(In thousands)
Selected cash flow data
Cash provided by (used in):
Operating activities	$(46,738)	$(29,537)
Investing activities	$43,370	$26,499
Financing activities	$2,248	$1,163

Operating Activities. Net cash used in operating activities for the six months ended June 30, 2020 increased by $17.2 million as compared to the same period in 2019. The net increase is primarily due to an increase in our net loss of $23.5 million and an increase of $20.1 million in cash used in accounts payable and accrued expense offset by a $25.1 million increase in cash provided from collections of accounts receivable.

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

Net cash provided by investing activities during the six months ended June 30, 2020 was $43.4 million, an increase of $16.9 million for the same period in 2019 driven by an increase in proceeds from sale and maturities of investments of $19.5 million offset by purchases of $2.7 million.

Financing Activities. Net cash provided by financing activities during the six months ended June 30, 2020 was $2.2 million, an increase of $1.1 million compared to the same period in 2019. The increase for the six months ended June 30, 2020 compared to the prior year was due to incremental proceeds from exercises of stock options.

Line of Credit Agreement. Our Line of Credit Agreement with Silicon Valley Bank provides for a $50.0 million revolving line of credit facility. Under the Line of Credit Agreement we may draw, on a revolving basis, up to the lesser of $50.0 million or 85.0% of our eligible accounts receivable, less certain reserves. The Line of Credit Agreement is secured by all our assets excluding intellectual property and development program inventories and matures on August 2, 2022. As of June 30, 2020, we had no outstanding borrowings under the Line of Credit Agreement, and we were in compliance with all covenants in all material respects. See earlier discussion under “Liquidity and Capital Resources” for further detail regarding the availability of the line of credit.

Contractual Obligations and Commitments

The following table presents a summary of our contractual obligations and commitments as of June 30, 2020.

	Payments Due Within
				More than
	1 Year	2-3 Years	4-5 Years	5 Years	Total

	(In thousands)
Operating leases	$3,210	$13,214	$13,795	$19,590	$49,809
Finance leases (principal and interest)	697	1,693	152	—	2,542
Unsecured convertible senior notes	6,563	26,250	223,125	—	255,938
Goods & services	17,621	429	54	—	18,104
Total	$28,091	$41,586	$237,126	$19,590	$326,393

Lease Agreements

We lease our office and laboratory space in The Omeros Building under a lease agreement with BMR - 201 Elliott Avenue LLC. The initial term of the lease ends in November 2027, and we have two options to extend the lease term, each by five years. As of June 30, 2020, the remaining aggregate non-cancelable rent payable under the initial term of the lease, excluding common area maintenance and related operating expenses, is $49.8 million.

Convertible Notes

For more information regarding our Convertible Notes, see Part II, Item 8, “Note 8--Convertible Senior Notes” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Goods and Services

We have certain other non-cancelable obligations under various agreements that relate to goods and services. As of June 30, 2020, our aggregate firm commitments were $18.1. million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily confined to our investment securities. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in high-credit-quality securities. As of June 30, 2020, we had cash, cash equivalents and short-term investments of $16.1 million. In accordance with our investment policy, we invest funds in highly liquid, investment-grade securities. These securities in our investment portfolio are not leveraged and are classified as available-for-sale. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates and, with our current portfolio of short-term investments, we are not exposed to potential loss due to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2020. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our ability to continue as a going concern and achieve profitability is highly dependent on the commercial success of OMIDRIA, and to the extent OMIDRIA is not successful, our business, financial condition and results of operations may be materially adversely affected, and the price of our common stock may decline.

OMIDRIA is our only product that has been approved by the FDA, for commercial sale in the U.S. For the three months ended June 30, 2020, we recorded net sales of OMIDRIA of $13.5 million. Revenues from sales of OMIDRIA have not been sufficient to fund our operations fully in prior periods and we cannot provide assurance that revenues from OMIDRIA sales will be sufficient to fund our operations fully in the future. We will need to generate substantially more product revenue from OMIDRIA to achieve and sustain profitability. We may be unable to sustain or increase revenues generated from OMIDRIA product sales for a number of reasons, including:

●	the significant reduction in the volume of ophthalmic surgical procedures and corresponding reduction in demand for OMIDRIA as a result of the COVID-19 pandemic;
●	the scheduled expiration of pass-through reimbursement on September 30, 2020 and uncertainty regarding the extent of coverage and reimbursement for OMIDRIA when used in Medicare patients after September 30, 2020;
●	pricing, coverage and reimbursement policies of government and private payers such as Medicare, Medicaid, the U.S. Department of Veterans Affairs, group purchasing organizations, insurance companies, health maintenance organizations and other plan administrators;
●	a lack of acceptance by physicians, patients and other members of the healthcare community;
●	the availability, relative price and efficacy of the product as compared to alternative treatment options or branded, compounded or generic competing products;
●	an unknown safety risk;
●	the failure to enter into and maintain acceptable partnering arrangements for marketing and distribution of OMIDRIA outside of the U.S.; and
●	changed or increased regulatory restrictions in the U.S., EU or other foreign territories.

In the event that pass-through status for OMIDRIA expires on September 30, 2020 and we are not able to secure separate payment or similar reimbursement for OMIDRIA, or if there is a delay between September 30, 2020 and when we are able to secure separate payment or similar reimbursement for OMIDRIA, our revenue from OMIDRIA could decrease significantly as was the case during the period from January 1, 2018 to September 30, 2018, when OMIDRIA was not reimbursed separately when used for procedures involving patients covered by Medicare Part B.

Any decline in sales from OMIDRIA also would impact our ability to borrow under the Loan Agreement since the amount we can borrow is dependent on our eligible receivables.

The spread of COVID-19 and efforts to reduce its transmission may negatively impact our business, operations and financial results.

The COVID-19 pandemic has significantly affected the global economy and has adversely affected our sales of OMIDRIA due to a reduction in the overall volume of cataract surgery and intraocular lens replacement procedures. In March 2020, ASCs and hospitals using OMIDRIA postponed nearly all cataract procedures in response to recommendations from government and medical organizations. As a result, we did not record any sales of OMIDRIA to our wholesalers from March 25 to May 19, 2020. Beginning in the second half of May 2020, cataract surgeries resumed to varying degrees in locations throughout the country. If the number of cataract procedures continues to be limited, either by necessity for time-consuming safety protocols, reduction in patient demand, or the imposition of prohibitions on elective surgeries in some localities, then there may be a corresponding reduction in demand for OMIDRIA.

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

To the extent COVID-19 adversely affects our business, financial condition, and results of operations and global economic conditions more generally, it may also have the effect of heightening many of the other risk factors set forth herein as well as those described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

We may be unable to further evaluate narsoplimab in COVID-19 patients and there can be no guarantee that the results of any such evaluations will be favorable.

In response to the COVID-19 pandemic, we initiated a compassionate use program for narsoplimab to treat six COVID-19 patients with ARDS. While all six COVID-19 patients treated with narsoplimab survived and recovered, and we believe the results observed following narsoplimab treatment in severe COVID-19 cases were consistent with those seen in HSCT-TMA, we cannot provide assurance that we will be able to evaluate narsoplimab in additional COVID-19 patients, or that the results observed in the compassionate use program will be observed in any future study of narsoplimab for this indication. We may be unable to design and conduct a large-scale clinical trial evaluating narsoplimab in COVID-19 or otherwise access and treat additional COVID-19 patients, we may be unable to secure the large-scale manufacturing capacity from third parties necessary to manufacture narsoplimab in sufficient quantities to enable broader availability of narsoplimab for COVID-19 patients, or we may be unable to secure funding and other resources necessary for us to conduct these activities from government or other sources. In addition, another party may be successful in producing a vaccine or an alternative therapy for COVID-19 or ARDS associated with COVID-19, which may also lead to the diversion of governmental and other potential sources of funding away from us and toward other companies and limit the viability of any approved or authorized product candidate for the treatment of COVID-19. Any therapeutic candidate that we may develop to address COVID-19 will be subject to risks in addition to those normally associated with pharmaceutical research, development, and commercialization, such as higher risk of technical failure, lower and transient opportunities for revenue, higher manufacturing costs, product safety or efficacy risks related to an expedited research and development timeline, and novel liability theories. Relatedly, FDA may require that we conduct a large-scale trial of narsoplimab in COVID-19 patients in order to grant any approval or authorization. These risks may affect our ability to develop or commercialize a therapeutic for COVID-19 or any other current or future indication.

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

We cannot predict whether we will encounter problems with any of our completed, ongoing or planned clinical trials or clinical data collection protocols that will cause regulatory agencies, institutional review boards or ethics committees, or us to delay our clinical trials or suspend or delay the analysis of the data from those trials. Clinical trials and clinical data protocols can be delayed for a variety of reasons, including:

●	discussions with the FDA, the EMA or other foreign authorities regarding the scope or design of our clinical trials or clinical data collection protocols;
●	delays or the inability to obtain required approvals from institutional review boards, ethics committees or other responsible entities at clinical sites selected for participation in our clinical trials;
●	delays in enrolling patients into clinical trials, collecting data from enrolled patients, adequately monitoring patients before or after treatment, or collecting historical control data for any reason including disease severity, trial or data collection protocol design, study eligibility criteria, patient population size (e.g., for orphan diseases or for some pediatric indications), proximity or availability of clinical trial sites for prospective patients, availability of competing therapies and clinical trials, regional differences in diagnosis and treatment, perceived risks and benefits of the product or product candidate, physician patient referral practices, disruptions due to external events, including an outbreak of pandemic or contagious disease such as the COVID-19 coronavirus, which has slowed enrollment in our clinical trials of narsoplimab in patients with IgA nephropathy;
●	lower than anticipated retention rates of patients in clinical trials;
●	the need to repeat or conduct additional clinical trials as a result of inconclusive or negative results, failure to replicate positive early clinical data in subsequent clinical trials, failure to deliver an efficacious dose of a product candidate, poorly executed testing, a failure of a clinical site to adhere to the clinical protocol, an unacceptable study design or other problems;
●	adverse findings in clinical or nonclinical studies related to the safety of our product candidates in humans;
●	an insufficient supply of product candidate materials or other materials necessary to conduct our clinical trials;
●	the need to qualify new suppliers of product candidate materials for FDA and foreign regulatory approval;
●	an unfavorable inspection or review by the FDA or other regulatory authority of a clinical trial site or records of any clinical investigation;
●	the occurrence of unacceptable drug-related side effects or adverse events experienced by participants in our clinical trials;
●	the suspension by a regulatory agency of a trial by imposing a clinical hold; or
●	the amendment of clinical trial or data collection protocols to reflect changes in regulatory requirements and guidance or other reasons as well as subsequent re-examination of amendments to clinical trial or data collection protocols by institutional review boards or ethics committees.

●	In addition, our clinical trial or development programs have been, and in the future may be, suspended or terminated by us, the FDA or other regulatory authorities, or institutional review boards or ethics committees due to a number of factors, including:
●	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;
●	inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;
●	the failure to remove a clinical hold in a timely manner, if at all;
●	unforeseen safety issues or any determination that a trial presents unacceptable health risks;
●	inability to deliver an efficacious dose of a product candidate; or
●	lack of adequate funding to continue the clinical trial or development program, including as a result of unforeseen costs due to enrollment delays, requirements to conduct additional trials and studies or increased expenses associated with the services of our contract research organizations, or other third parties.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	First Amendment to Loan and Security Agreement, dated as of August 7, 2020, by and between Omeros Corporation and Silicon Valley Bank
31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Link base Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.1	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)

The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Omeros Corporation under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMEROS CORPORATION

Dated: August 10, 2020	/s/ Gregory A. Demopulos
Gregory A. Demopulos, M.D.
President, Chief Executive Officer and Chairman of the Board of Directors

Dated: August 10, 2020	/s/ Michael A. Jacobsen
Michael A. Jacobsen
Vice President, Finance, Chief Accounting Officer and Treasurer