Form 10-Q
period 2020-09-30
OMEROS CORP
filed 2020-11-09
CIK 1285819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 5, 2020, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 61,652,326.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the Securities Act) and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act) which are subject to the “safe harbor” created by those sections for such statements. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical fact are “forward-looking statements.” Terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “likely,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” and similar expressions and variations thereof are intended to identify forward-looking statements, but these terms are not the exclusive means of identifying such statements. Examples of these statements include, but are not limited to, statements regarding:

●	our expectations related to obtaining separate payment status for OMIDRIA® (phenylephrine and ketorolac intraocular solution) 1%/0.3% from the Centers for Medicare & Medicaid Services (CMS), the impact of a long-term or permanent absence of separate payment status for OMIDRIA on our business and financial condition, and our expectations regarding reimbursement coverage for OMIDRIA by commercial and government payers;
●	our estimates regarding how long our existing cash, cash equivalents, short-term investments and revenues will be sufficient to fund our anticipated operating expenses, capital expenditures and debt service obligations;
●	our expectations relating to demand for OMIDRIA from wholesalers, ambulatory surgery centers (ASCs) and hospitals, and our expectations regarding OMIDRIA product sales;
●	our plans and expectations for an alternative commercial strategy for OMIDRIA;
●	the severity and duration of the impact of the COVID-19 pandemic on our business, operations, clinical programs and financial results;
●	our plans for the marketing and distribution of OMIDRIA and our estimates of OMIDRIA chargebacks and rebates, distribution fees and product returns;
●	our expectations regarding the clinical, therapeutic and competitive benefits and importance of OMIDRIA and our product candidates;
●	our ability to design, initiate and successfully complete clinical trials and other studies for our products and product candidates and our plans and expectations regarding our ongoing or planned clinical trials, including for our lead MASP-2 inhibitor, narsoplimab (also referred to as OMS721), and for our other investigational candidates, including OMS527 and OMS906;
●	our plans and expectations regarding development of narsoplimab for the treatment of COVID-19 or COVID-19-associated acute respiratory distress syndrome (ARDS), including statements regarding the therapeutic potential of narsoplimab for treatment of COVID-19 and/or ARDS, discussions with government agencies regarding narsoplimab for treatment of COVID-19 or ARDS, plans for future manufacturing of narsoplimab, expectations for the treatment of additional COVID-19 patients in clinical trials or other settings and our expectations for receiving any regulatory approval or authorization from FDA or other regulatory body for narsoplimab in the treatment of COVID-19 patients;
●	with respect to our narsoplimab clinical programs, our expectations regarding: whether enrollment in any or all ongoing and planned clinical trials will proceed as expected; whether we can capitalize on the financial and regulatory incentives provided by orphan drug designations granted by the U.S. Food and Drug Administration (FDA), the European Commission (EC), or the European Medicines Agency (EMA); and whether we can capitalize on the regulatory incentives provided by fast-track or breakthrough therapy designations granted by the FDA;

●	our expectations regarding clinical plans and anticipated or potential paths to regulatory approval of narsoplimab by the FDA and EMA in hematopoietic stem cell transplant-associated thrombotic microangiopathy (HSCT-TMA), Immunoglobulin A (IgA) nephropathy, and atypical hemolytic uremic syndrome (aHUS);
●	whether and when we will complete the rolling Biologics License Application (BLA) for narsoplimab in HSCT-TMA and whether and when FDA will accept our submission and grant accelerated or regular approval;
●	whether and when a BLA may be filed with the FDA for narsoplimab in any other indication and whether FDA will grant accelerated or regular approval;
●	whether and when a marketing authorization application (MAA) may be filed with the EMA for narsoplimab in any indication, and whether the EMA will grant approval for narsoplimab in any indication;
●	our plans for the commercial launch of narsoplimab following any regulatory approval and our estimates and expectations regarding coverage and reimbursement for any approved products;
●	our expectation that we will rely on contract manufacturers to manufacture OMIDRIA for commercial sale and to manufacture our product candidates for purposes of clinical supply and in anticipation of potential commercialization;
●	our ability to raise additional capital through the capital markets or through one or more corporate partnerships, equity offerings, debt financings, collaborations, licensing arrangements or asset sales;
●	our expectations about the commercial competition that OMIDRIA and our product candidates, if commercialized, face or may face;
●	the expected course and costs of existing claims, legal proceedings and administrative actions, our involvement in potential claims, legal proceedings and administrative actions, and the merits, potential outcomes and effects of both existing and potential claims, legal proceedings and administrative actions, as well as regulatory determinations, on our business, prospects, financial condition and results of operations;
●	the extent of protection that our patents provide and that our pending patent applications will provide, if patents are issued from such applications, for our technologies, programs, products and product candidates;
●	the factors on which we base our estimates for accounting purposes and our expectations regarding the effect of changes in accounting guidance or standards on our operating results; and
●	our expected financial position, performance, revenues, growth, costs and expenses, magnitude of net losses and the availability of resources.

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

OMEROS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMEROS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$21,075	$3,084
Short-term investments	132,448	57,704
Receivables, net	37,379	35,185
Inventory	1,542	1,147
Prepaid expense and other assets	3,541	6,625
Total current assets	195,985	103,745
Property and equipment, net	2,950	3,829
Right of use assets	26,116	27,082
Restricted investments	1,154	1,154
Advanced payments, non-current	870	1,159
Total assets	$227,075	$136,969

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$7,017	$5,328
Accrued expenses	36,948	46,627
Current portion of lease liabilities	3,754	3,504
Total current liabilities	47,719	55,459
Lease liabilities, non-current	29,717	32,318
Unsecured convertible senior notes, net	232,808	158,213
Deferred tax liability	4,157	—
Commitments and contingencies (Note 8)
Shareholders’ deficit:
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized; none issued and outstanding at September 30, 2020 and December 31, 2019.	—	—
Common stock, par value $0.01 per share, 150,000,000 shares authorized at September 30, 2020 and December 31, 2019; 61,651,152 and 54,200,810 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively.	616	542
Additional paid-in capital	747,457	625,048
Accumulated deficit	(835,399)	(734,611)
Total shareholders’ deficit	(87,326)	(109,021)
Total liabilities and shareholders’ deficit	$227,075	$136,969

See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue:
Product sales, net	$26,114	$29,856	$63,181	$78,389

Costs and expenses:
Cost of product sales	401	278	815	464
Research and development	31,316	23,746	84,359	69,108
Selling, general and administrative	19,825	16,933	54,792	48,493
Total costs and expenses	51,542	40,957	139,966	118,065
Loss from operations	(25,428)	(11,101)	(76,785)	(39,676)
Loss on early extinguishment of debt	(13,374)	—	(13,374)	—
Interest expense	(6,882)	(5,715)	(18,763)	(16,846)
Other (expense) income	(633)	353	280	1,261
Loss before income taxes	(46,317)	(16,463)	(108,642)	(55,261)
Income tax benefit	7,854	—	7,854	—
Net loss	$(38,463)	$(16,463)	$(100,788)	$(55,261)
Comprehensive loss	$(38,463)	$(16,463)	$(100,788)	$(55,261)
Basic and diluted net loss per share	$(0.66)	$(0.33)	$(1.81)	$(1.12)
Weighted-average shares used to compute basic and diluted net loss per share	58,233,988	49,373,156	55,682,379	49,157,055

See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net loss	$(100,788)	$(55,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	11,122	10,468
Non-cash interest expense	8,169	6,790
Depreciation and amortization	1,218	1,262
Loss on early extinguishment of debt	13,374	—
Deferred income tax	(7,854)	—
Fair value settlement upon termination of cap call contract	838	—
Changes in operating assets and liabilities:
Receivables	(2,194)	(7,113)
Inventory	(395)	(1,085)
Prepaid expenses and other assets	3,533	959
Accounts payable and accrued expenses	(8,702)	6,921
Net cash used in operating activities	(81,679)	(37,059)
Investing activities:
Purchases of property and equipment	(283)	(318)
Purchases of investments	(133,190)	(594)
Proceeds from the sale and maturities of investments	58,446	36,750
Net cash (used in) provided by investing activities	(75,027)	35,838
Financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	218,245	—
Purchases of capped calls related to convertible senior notes	(23,223)	—
Payments for repurchases of convertible senior notes	(125,638)	—
Proceeds from termination of capped call contracts	7,549	—
Proceeds from issuance of common stock, net	93,675	—
Proceeds upon exercise of stock options	4,978	5,034
Principal payments on finance lease liabilities	(889)	(813)
Net cash provided by financing activities	174,697	4,221
Net increase in cash and cash equivalents	17,991	3,000
Cash and cash equivalents at beginning of period	3,084	5,861
Cash and cash equivalents at end of period	$21,075	$8,861

Supplemental cash flow information
Cash paid for interest	$8,564	$6,811
Property acquired under finance lease	$216	$886

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

Basis of Presentation

Our condensed consolidated financial statements include the financial position and results of operations of Omeros Corporation (Omeros) and our wholly owned subsidiaries. All intercompany transactions have been eliminated, and we have determined we operate in one segment. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information as of September 30, 2020 and December 31, 2019 and for the three and nine months ended September 30, 2020 and 2019 includes all adjustments, which include normal recurring adjustments, necessary to present fairly our interim financial information. The Condensed Consolidated Balance Sheet at December 31, 2019 has been derived from our audited financial statements but does not include all of the information and footnotes required by GAAP for audited annual financial information.

The accompanying unaudited condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and related notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the U.S. Securities and Exchange Commission (SEC) on March 2, 2020.

Risks and Uncertainties

In its 2021 outpatient prospective payment system (OPPS) proposed rule, the Centers for Medicare and Medicaid Services (CMS), a part of the Department of Health and Human Services (HHS), confirmed the October 1, 2020 expiration of pass-through reimbursement for OMIDRIA and indicated an intention to package payment for OMIDRIA with payment for the associated surgical procedure in both the hospital outpatient department (HOPD) and ambulatory surgery center (ASC) settings. We are continuing to pursue administrative and legislative avenues to secure separate payment for OMIDRIA; however, we cannot provide assurance that these efforts will be successful.

The outbreak of the novel strain of coronavirus (SARS-CoV-2) that causes COVID-19 and the responses to the global pandemic by various governmental authorities, the medical community and others continue to have a significant impact on our business. In March 2020, ASCs and hospitals using OMIDRIA postponed nearly all cataract surgery in response to recommendations from government and medical organizations. As a result, we did not record any sales of OMIDRIA to our wholesalers from March 25 to May 19, 2020. However, by the end of June 2020, the run rate of weekly OMIDRIA sales had recovered to levels approximating those seen prior to the pandemic. Due to the unknown magnitude, duration and outcome of the COVID-19 pandemic, it is not possible to estimate precisely its impact on our business, operations or financial results; however, the impact has been and could continue to be material.

As of September 30, 2020, we had cash, cash equivalents and short-term investments of $153.5 million and an accounts receivable-based line of credit that allows us to borrow up to the lesser of $50.0 million or 85% of our accounts receivable borrowing base, less certain reserves. We have incurred losses from operations of $76.8 million for the nine months ended September 30, 2020, and cash used in operating activities was $81.7 million for the nine months ended

September 30, 2020. We will continue to incur losses from operating activities until our revenues exceed operating costs and debt service obligations.

OMIDRIA pass-through reimbursement from CMS expired on October 1, 2020. If continued separate payment is determined not to be reasonably achievable in the near term, we have developed a commercial strategy that can be quickly implemented to lower the per-vial sales price of OMIDRIA to achieve substantially larger sales volumes. We believe that this approach would result in substantial revenues from OMIDRIA, in part because CMS Medicare Part B beneficiaries only represent approximately 45% of cataract surgery procedures annually.

We anticipate narsoplimab for HSCT-TMA will receive FDA approval and will launch in early to mid-2021. Currently we cannot fully predict the timing or the magnitude of narsoplimab revenues, but we believe they will be significant. Execution of our sales and marketing strategies for the launch of narsoplimab for HSCT-TMA is underway. These plans include various milestones at which we commit to incremental activities, providing for flexibility in the timing of costs incurred should the approval of narsoplimab be accelerated or delayed. If warranted, we will adjust the timing and associated costs of our HSCT-TMA launch activities as we advance through the biologics license application (BLA) review and approval process.

We plan to continue to fund our operations for at least the next twelve months with our cash and investments on hand, from sales of OMIDRIA and, if FDA approval is granted, from sales of narsoplimab for HSCT-TMA. There is also the possibility that we could generate revenue from sales of narsoplimab for the treatment of COVID-19. In addition, we may utilize funds available under our accounts receivable-based line of credit, which allows us to borrow up to 85% of our available accounts receivable borrowing base, less certain reserves, or $50.0 million, whichever is less. Should it be necessary or determined to be strategically advantageous, we also could pursue debt financings, public and private offerings of our equity securities similar to those we have completed previously, or other strategic transactions, which may include licensing a portion of our existing technology. Should it be necessary to manage our operating expenses, we would reduce our projected cash requirements through reduction of our expenses by delaying clinical trials, reducing selected research and development efforts, or implementing other restructuring activities.

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

Recent Accounting Pronouncements Not Yet Adopted

In August 2020, the Financial Accounting Standards Board issued ASU 2020-06, Debt—Debt with Conversion Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 removes from U.S. GAAP the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Among other potential impacts, this change is expected to reduce reported interest expense, increase reported net income, and result in a reclassification of certain conversion feature balance sheet amounts from stockholders’ equity to liabilities as it relates to the Company’s convertible senior notes. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share (EPS), which is consistent with the Company’s accounting treatment under the current standard. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020, and can be adopted on either a fully retrospective or modified retrospective basis. The Company is evaluating the impact of this pronouncement on its consolidated financial statements.

In December 2019, the Financial Accounting Standards Board issued ASU 2019-12, Income Taxes (Topic 740), which is intended to simplify various aspects of the income tax accounting guidance, including elimination of the exception to the incremental approach of intra-period tax allocation when there is a loss from continuing operations and income or gain from other items (for example, other comprehensive income). ASU 2019-12 is effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is evaluating the impact of this pronouncement on its consolidated financial statements. We have a history of losses and therefore have historically not made a provision for income taxes.

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

The basic and diluted net loss per share amounts for the three and nine months ended September 30, 2020 and 2019 were computed based on the shares of common stock outstanding during the respective periods. Potentially dilutive securities excluded from the diluted loss per share calculation are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Outstanding options to purchase common stock	1,456,454	3,026,871	1,777,393	2,829,807
Outstanding warrants to purchase common stock	9,828	18,128	11,712	16,923
Total potentially dilutive shares excluded from loss per share	1,466,282	3,044,999	1,789,105	2,846,730

Note 3—Certain Balance Sheet Accounts

Accounts Receivable, net

Accounts receivable, net consist of the following:

	September 30,	December 31,
	2020	2019

	(In thousands)
Trade receivables, net	$37,218	$35,074
Sublease and other receivables	161	111
Total accounts receivables, net	$37,379	$35,185

Trade receivables as of September 30, 2020 are shown net of $8.7 million of product return and chargeback allowances. Trade receivables as of December 31, 2019 are shown net of $1.6 million of chargeback allowances.

Inventory

Inventory consists of the following:

	September 30,	December 31,
	2020	2019

	(In thousands)
Raw materials	$79	$91
Work-in-progress	797	338
Finished goods	666	718
Total inventory	$1,542	$1,147

Property and Equipment, Net

Property and equipment, net consists of the following:

	September 30,	December 31,
	2020	2019

	(In thousands)
Finance leases	$5,690	$5,474
Laboratory equipment	2,903	2,844
Computer equipment	985	921
Office equipment and furniture	625	625
Total cost	10,203	9,864
Less accumulated depreciation and amortization	(7,253)	(6,035)
Total property and equipment, net	$2,950	$3,829

Depreciation expense for the three months ended September 30, 2020 and 2019 was $0.4 million for both periods, respectively. Depreciation expense for the nine months ended September 30, 2020 and 2019 was $1.2 million and $1.3 million, respectively.

Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2020	2019

	(In thousands)
Sales rebates, fees and discounts	$10,201	$10,870
Contract research and development	8,813	24,107
Employee compensation	6,415	3,546
Consulting and professional fees	5,479	3,610
Interest payable	3,736	1,640
Clinical trials	1,482	1,982
Other accrued expenses	822	872
Total accrued expenses	$36,948	$46,627

Note 4—Fair-Value Measurements

As of September 30, 2020, and December 31, 2019, all investments were classified as short-term and available-for-sale on the accompanying Condensed Consolidated Balance Sheets. Investment income, which was included as a component of other income, consists of interest earned.

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

Our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	September 30, 2020
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Money-market funds classified as non-current restricted investments	$1,154	$—	$—	$1,154
Money-market funds classified as short-term investments	132,448	—	—	132,448
Total	$133,602	$—	$—	$133,602

	December 31, 2019
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Money-market funds classified as non-current restricted investments	$1,154	$—	$—	$1,154
Money-market funds classified as short-term investments	57,704	—	—	57,704
Total	$58,858	$—	$—	$58,858

Cash held in demand deposit accounts of $21.1 million and $3.1 million is excluded from our fair-value hierarchy disclosure as of September 30, 2020 and December 31, 2019, respectively. There were no unrealized gains or losses associated with our investments as of September 30, 2020 or December 31, 2019. The carrying amounts reported in the accompanying Condensed Consolidated Balance Sheets for receivables, accounts payable, other current monetary assets and liabilities approximate fair value.

See “Note 6—Unsecured Convertible Senior Notes” for the carrying amount and estimated fair value of our 6.25% Convertible Senior Notes due 2023.

Note 5—Line of Credit

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

As of September 30, 2020 and December 31, 2019, we had no outstanding borrowings under the Line of Credit Agreement.

Note 6—Unsecured Convertible Senior Notes

Unsecured convertible senior notes outstanding at September 30, 2020 and December 31, 2019 are as follows:

	Balance as of September 30, 2020
	2023 Notes	2026 Notes	Total

	(In thousands)
Principal amount	$95,000	$225,030	$320,030
Unamortized discount	(18,276)	(62,591)	(80,867)
Unamortized issuance costs attributable to liability component	(1,583)	(4,772)	(6,355)
Total Convertible Senior Notes, net	$75,141	$157,667	$232,808

Fair value of outstanding Convertible Senior Notes (2)	$89,775	$182,043

Amount by which the Convertible Senior Notes if-converted value exceeds their principal amount	$—	$—

Equity component	$25,854	$63,544
Unamortized issuance costs	(837)	(1,916)
Net carrying amount of equity component (1)	$25,017	$61,628

	Balance as of December 31, 2019
	2023 Notes	2026 Notes	Total

	(In thousands)
Principal amount	$210,000	$—	$210,000
Unamortized discount	(47,660)	—	(47,660)
Unamortized issuance costs attributable to liability component	(4,127)	—	(4,127)
Total Convertible Senior Notes, net	$158,213	$—	$158,213

Fair value of outstanding Convertible Senior Notes (2)	$208,163	$—

Amount by which the Convertible Senior Notes if-converted value exceeds their principal amount	$—	$—

Equity component	$57,152	$—
Unamortized issuance costs	(1,851)	—
Net carrying amount of equity component (1)	$55,301	$—
(1)	Included in the condensed consolidated balance sheet within additional paid-in capital
(2)	The fair value is classified as Level 3 due to the limited trading activity for the Convertible Senior Notes.

2023 Convertible Senior Notes

On November 15, 2018, we issued $210.0 million in aggregate principal amount of our 6.25% Convertible Senior Notes (the 2023 Notes). The 2023 Notes are unsecured and accrue interest at an annual rate of 6.25% per annum, payable semi-annually in arrears on May 15 and November 15 of each year. The 2023 Notes mature on November 15, 2023 unless earlier purchased, redeemed or converted in accordance with their terms.

The 2023 Notes will be convertible into cash, shares of our common stock or a combination thereof, as we elect at our sole discretion. The initial conversion rate is 52.0183 shares of our common stock per $1,000 of note principal (equivalent to an initial conversion price of approximately $19.22 per share of common stock), subject to adjustment in certain circumstances. To reduce the dilutive impact or potential cash expenditure associated with conversion of the 2023 Notes, we entered into a capped call transaction (the 2023 Capped Call), which essentially covers the number of shares of our common stock underlying the 2023 Notes when our common stock is trading between the initial conversion price of $19.22 per share and $28.84 per share.

On August 14, 2020, we issued $210.0 million aggregate principal amount of 5.25% Convertible Senior Notes (the 2026 Notes) and used $125.6 million of the net proceeds to repurchase $115.0 million principal amount of the 2023 Notes (see “2026 Convertible Senior Notes” below). The settlement consideration was allocated between the repurchase of the liability and the equity component with the fair value of the liability component estimated to be $103.6 million based on the expected future cash flows associated with the $115.0 million principal amount discounted at a 9.9% effective interest rate. The remaining $22.0 million was accounted for as a repurchase of the equity component, reducing additional paid-in capital. As of the repurchase date of August 14, 2020, the carrying value of the repurchased 2023 Notes, net of unamortized debt discount and issuance costs, was $90.2 million. The difference between the $103.6 million fair value of the 2023 Notes repurchased and the carrying value of $90.2 million resulted in a $13.4 million loss on early extinguishment of debt. After giving effect to the repurchase, the total principal amount outstanding on the 2023 Notes as of August 14, 2020 was $95.0 million.

In connection with the repurchase of $115.0 million in principal amount of the 2023 Notes, we entered into a capped call termination contract in August 2020 for approximately 6.0 million underlying shares to unwind a proportionate amount of the 2023 Capped Call. Upon settlement, the Company received $7.5 million in cash and recorded a $0.8 million loss due to the change in fair value of the contract between signing and settlement dates. The proceeds were recorded as an increase in additional paid-in capital and the loss was recorded to other expense in the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2020, approximately 4.9 million shares remained outstanding on the 2023 Capped Call.

The following table sets forth total interest expense recognized in connection with the 2023 Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands)
Contractual interest expense	$2,363	$3,281	$8,925	$9,844
Amortization of debt issuance costs	156	188	567	543
Amortization of debt discount	1,804	2,167	6,551	6,271
Total	$4,323	$5,636	$16,043	$16,658

2026 Convertible Senior Notes

In August 2020, we issued $210.0 million aggregate principal amount of 5.25% convertible senior notes. In September 2020, an additional $15.0 million aggregate principal amount was issued on the partial exercise of the underwriters’ option, which resulted in an aggregate principal amount outstanding of $225.0 million. The issuance of the notes and use of proceeds are below:

(In thousands)
2026 Notes issued	$225,030
Termination of the 2023 Capped Call contracts related to debt repurchased	7,549
Repurchase of 2023 Notes	(125,638)
Purchase of 2026 Capped Call	(23,223)
Issuance costs	(6,785)
Net proceeds available for corporate use	$76,933

The 2026 Notes are unsecured and accrue interest at an annual rate of 5.25% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. The 2026 Notes mature on February 15, 2026, unless earlier purchased, redeemed or converted in accordance with their terms.

The initial conversion rate is 54.0906 shares of our common stock per $1,000 of note principal (equivalent to an initial conversion price of approximately $18.4875 per share of common stock), which equals approximately 12.2 million shares upon conversion, subject to adjustment in certain circumstances.

The 2026 Notes are convertible at the option of the holders on or after November 15, 2025 at any time prior to the close of business on February 12, 2026, the second scheduled trading day immediately before the stated maturity date of February 15, 2026. Additionally, holders may convert their 2026 Notes at their option at specified times prior to the maturity date only if:

(1)	during any calendar quarter, beginning after September 30, 2020, that the last reported sale price per share of our common stock exceeds 130% of the conversion price of the 2026 Notes for each of at least 20 trading days in the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
(2)	during the five consecutive business days immediately after any five-consecutive-trading-day period (such five-consecutive-trading-day period, the “measurement period”) in which the trading price per $1,000 principal amount of 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day;
(3)	there is an occurrence of one or more certain corporate events or distributions of our common stock; or
(4)	we call the 2026 Notes for redemption.

We may elect, at our sole discretion, to convert the 2026 Notes into cash, shares of our common stock or a combination thereof.

Subject to the satisfaction of certain conditions, we may redeem in whole or in part the 2026 Notes at our option beginning August 15, 2023 through the 50th scheduled trading day immediately before the maturity date at a cash redemption price equal to the principal amount of the 2026 Notes to be redeemed plus any accrued and unpaid interest to, but excluding, the redemption date. The 2026 Notes are subject to redemption only if certain requirements are satisfied, including that the last reported sale price per share of our common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we send the related redemption notice and (ii) the trading day immediately before the date we send such notice.

In order to reduce the dilutive impact or potential cash expenditure associated with the conversion of the 2026 Notes, we entered into capped call transactions in connection with the initial issuance of the 2026 Notes and at the time of the issuance of additional 2026 Notes upon the underwriters’ partial exercise of their option (collectively, the 2026 Capped Call). The 2026 Capped Call will cover, subject to anti-dilution adjustments substantially similar to those applicable to the 2026 Notes, the number of shares of common stock underlying the 2026 Notes when our common stock is trading within the range of approximately $18.49 and $26.10. However, should the market price of our common stock exceed the $26.10 cap, then the conversion of the 2026 Notes would have a dilutive impact or may require a cash expenditure to the extent the market price exceeds the cap price. The 2026 Capped Call will expire on various dates over the 50-trading-day period ranging from December 2, 2025 to February 12, 2026, if not exercised earlier. The 2026 Capped Call is a separate transaction and not part of the terms of the 2026 Notes and was executed separately from the issuance of the 2026 Notes. The amount paid for the 2026 Capped Call was recorded as a reduction to additional paid-in capital in the condensed consolidated balance sheet.

We evaluated the accounting for the issuance of the 2026 Notes and concluded that the embedded conversion features meet the requirements for a derivative scope exception for instruments that are both indexed to an entity’s own stock and classified in stockholders’ equity in its balance sheet, and that the cash conversion guidance applies. Therefore, proceeds of $225.0 million are allocated first to the liability component based on the fair value of non-convertible debt with the residual proceeds allocated to the equity component for the conversion features. The Company allocated $6.8 million in issuance costs associated with the 2026 Notes to the liability and equity component in the same proportion as the $225.0 million in proceeds.

Further, we concluded the 2026 Capped Call qualifies for a derivative scope exception for instruments that are both indexed to an entity’s own stock and classified in stockholders’ equity in its balance sheet. Consequently, the fair value of the 2026 Capped Call of $23.2 million is classified as equity and will not be subsequently remeasured.

In accounting for the issuance of the 2026 Notes, we separated the 2026 Notes into liability and equity components, using an effective interest rate of 12.5% to determine the fair value of the liability component.

The following table sets forth interest expense recognized related to the 2026 Notes:

Three and Nine
Months Ended
September 30, 2020
(In thousands)
Contractual interest expense	$1,444
Amortization of debt issuance costs	74
Amortization of debt discount	976
Total	$2,494

Future minimum payments for the 2023 and 2026 Notes as of September 30, 2020 are as follows:

(In thousands)
2020	$—
2021	—
2022	—
2023	95,000
2024	—
2025 and thereafter	225,030
Total future minimum payments under the convertible senior notes	$320,030

Note 7—Leases

We have operating leases related to our office and laboratory space and finance leases for certain laboratory and office equipment as follows:

	September 30,	December 31,
	2020	2019

	(In thousands)
Assets
Operating lease assets	$26,116	$27,082
Finance lease assets, net	2,150	2,973
Total lease assets	$28,266	$30,055

Liabilities
Current:
Operating leases	$2,619	$2,282
Finance leases	1,135	1,222
Non-current:
Operating leases	28,767	30,772
Finance leases	950	1,546
Total lease liabilities	$33,471	$35,822

The components of total lease cost are as follows:

	Nine Months Ended
	September 30,
	2020	2019

	(In thousands)
Lease cost
Operating lease cost	$4,540	$3,121
Finance lease cost:
Amortization	1,039	984
Interest	224	248
Variable lease cost	1,715	1,699
Sublease income	(929)	(673)
Total lease cost	$6,589	$5,379

The supplemental cash flow information related to leases is as follows:

	Nine Months Ended
	September 30,
	2020	2019

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$6,490	$4,962
Operating cash flows used for finance leases	$224	$248
Financing cash flows used for finance leases	$889	$813

Note 8—Commitments and Contingencies

Lease Agreements

We lease our office and laboratory space in The Omeros Building under a lease agreement with BMR - 201 Elliott Avenue LLC. The initial term of the lease ends in November 2027, and we have two options to extend the lease term, each by five years. As of September 30, 2020, the remaining aggregate non-cancelable rent payable under the initial term of the lease, excluding common area maintenance and related operating expenses, is $48.2 million.

Contracts

We have various agreements with third parties that would collectively require payment of termination fees totaling $35.9 million if we had cancelled the work as of September 30, 2020.

Development Milestones and Product Royalties

We have licensed a variety of intellectual property from third parties that we are currently developing or may develop in the future. These licenses may require milestone payments in connection with clinical development or commercial milestones and/or low single to low double-digit royalties on the net income or net sales of the product. For the three and nine months ended September 30, 2020 and 2019, development milestones were insignificant. We do not owe any royalties on OMIDRIA.

Note 9—Shareholders’ Deficit

Common Stock and Warrants

For the nine months ended September 30, 2020, we received proceeds of $5.0 million upon the exercise of stock options which resulted in the issuance of 550,342 shares of common stock. For the nine months ended September 30,

2019, we received proceeds of $5.0 million upon the exercise of stock options which resulted in the issuance of 513,790 shares of common stock.

As of September 30, 2020 and December 31, 2019, we had 243,115 warrants outstanding with a weighted average exercise price of $20.68 per share.

Underwritten Public Offering of Common Stock

On August 14, 2020, we sold 6.9 million shares of our common stock at a public offering price of $14.50 per share. After deducting underwriter discounts and offering expenses, we received net proceeds from the transaction of $93.7 million.

Interim Condensed Consolidated Statements of Shareholders’ Deficit

The changes in interim balances of the components of our shareholders’ deficit are as follows:

		Additional
	Common	Paid-In	Accumulated
	Stock	Capital	Deficit	Total

	(In thousands)
Balance January 1, 2020	$542	$625,048	$(734,611)	$(109,021)
Exercise of stock options	3	2,709	—	2,712
Stock-based compensation expense	—	3,476	—	3,476
Net loss	—	—	(29,031)	(29,031)
Balance March 31, 2020	545	631,233	(763,642)	(131,864)
Exercise of stock options	—	66	—	66
Stock-based compensation expense	—	3,822	—	3,822
Net loss	—	—	(33,294)	(33,294)
Balance June 30, 2020	545	635,121	(796,936)	(161,270)
Issuance of common stock in direct offering, net of offering costs	69	93,606	—	93,675
Exercise of stock options	2	2,198	—	2,200
Stock-based compensation expense	—	3,824	—	3,824
Equity component of 2026 Notes, net of issuance costs	—	61,628	—	61,628
Purchases of 2026 Capped Calls	—	(23,223)	—	(23,223)
Equity component of early extinguishment of 2023 Notes	—	(22,073)	—	(22,073)
Termination of the 2023 Capped Call contracts related to debt repurchased	—	8,387	—	8,387
Tax benefit related to issuance of 2026 Notes, net of extinguishment	—	(12,011)	—	(12,011)
Net loss	—	—	(38,463)	(38,463)
Balance September 30, 2020	$616	$747,457	$(835,399)	$(87,326)

		Additional
	Common	Paid-In	Accumulated
	Stock	Capital	Deficit	Total

	(In thousands)
Balance January 1, 2019	$490	$549,479	$(650,125)	$(100,156)
Exercise of stock options	—	108	—	108
Stock-based compensation expense	—	3,374	—	3,374
Net loss	—	—	(24,345)	(24,345)
Balance March 31, 2019	490	552,961	(674,470)	(121,019)
Exercise of stock options	2	1,598	—	1,600
Stock-based compensation expense	—	3,598	—	3,598
Net loss	—	—	(14,453)	(14,453)
Balance June 30, 2019	492	558,157	(688,923)	(130,274)
Exercise of stock options	3	3,323	—	3,326
Stock-based compensation expense	—	3,496	—	3,496
Net loss	—	—	(16,463)	(16,463)
Balance September 30, 2019	$495	$564,976	$(705,386)	$(139,915)

Note 10—Stock-Based Compensation

Stock-based compensation expense is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(In thousands)
Research and development	$1,636	$1,558	$4,714	$4,698
Selling, general and administrative	2,188	1,938	6,408	5,770
Total	$3,824	$3,496	$11,122	$10,468

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were applied to all stock option grants:

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Estimated weighted-average fair value	$8.21	$8.22
Weighted-average assumptions:
Expected volatility	82%	77%
Expected term, in years	6.1	6.0
Risk-free interest rate	0.58%	1.10%
Expected dividend yield	—%	—%

Stock option activity for all stock plans and related information is as follows:

		Weighted-
		Average		Aggregate
		Exercise	Remaining	Intrinsic
	Options	Price per	Contractual Life	Value
	Outstanding	Share	(In years)	(In thousands)
Balance at December 31, 2019	11,207,931	$11.72
Granted	2,074,460	12.36
Exercised	(550,342)	9.05
Forfeited	(635,433)	11.29
Balance at September 30, 2020	12,096,616	$11.98	6.2	$3,433
Vested and expected to vest at September 30, 2020	11,689,261	$11.93	6.1	$3,432
Exercisable at September 30, 2020	8,407,551	$11.38	5.1	$3,426

As of September 30, 2020, there were 3.7 million unvested options outstanding that will vest over a weighted-average period of 2.6 years and 4.0 million shares were available to grant. The total estimated compensation expense yet to be recognized on outstanding options is $28.0 million.

Note 11—Income Taxes

We have a history of losses and therefore have historically not made a provision for income taxes. However, in the quarter ended September 30, 2020, we recorded an income tax benefit of $7.9 million related to the issuance of our 2026 Notes (see “Note 6—Unsecured Convertible Senior Notes”). In accordance with intra-period tax allocation rules, the deferred tax liability related to the equity component of convertible debt is a source of income that can be used to recognize the tax benefit of the current year loss through continuing operations. The tax benefit related to the issuance of our 2026 Notes will not recur in subsequent years. Deferred income taxes reflect the tax effect of net operating loss and tax credit carryforwards and the net temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

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

Our drug product OMIDRIA® is marketed in the United States for use during cataract surgery or intraocular lens replacement for adult and pediatric patients. Our drug candidate narsoplimab is the subject of a rolling biologics license application (“BLA”) with the U.S. Food and Drug Administration (“FDA”) for narsoplimab for the treatment of hematopoietic stem cell transplant-associated thrombotic microangiopathy (“HSCT-TMA”), which will be submitted in mid-November. We also have multiple Phase 3 and Phase 2 clinical-stage development programs in our pipeline, which are focused on: complement-mediated disorders, including Immunoglobulin A (“IgA”) nephropathy and atypical hemolytic uremic syndrome (“aHUS”), as well as addiction. We also initiated a Phase 1 clinical program for our MASP-3 inhibitor OMS906 targeting the alternative pathway of complement. In addition, we have a diverse group of preclinical programs, including GPR174, a novel target in immuno-oncology that modulates a new cancer immunity axis that we recently discovered. Small-molecule inhibitors of GPR174 are part of our proprietary G protein-coupled receptor (“GPCR”) platform through which we control 54 new GPCR drug targets and their corresponding compounds. We also exclusively possess a novel antibody-generating platform. We have retained control of all commercial rights for OMIDRIA and each of our product candidates and programs.

OMIDRIA Separate Payment

As of October 1, 2020, OMIDRIA pass-through status expired. We are currently seeking separate payment for OMIDRIA through administrative and legislative means as more fully described under “Commercial Product—OMIDRIA” below.

Impact of Global Pandemic

The outbreak of the novel strain of coronavirus (SARS-CoV-2), which causes COVID-19, and the responses to the global pandemic by various governmental authorities, the medical community and others continue to have a significant impact on our business. In March 2020, ambulatory surgery centers (“ASCs”) and hospitals using OMIDRIA postponed nearly all cataract surgery in response to recommendations from government and medical organizations. As a result, we did not record any sales of OMIDRIA to our wholesalers from March 25 to May 19, 2020. However, by the end of June 2020, the run rate of weekly OMIDRIA sales had recovered to levels approximating those seen prior to the pandemic. COVID-19 and the corresponding government response could have a continuing adverse impact on our business, operations and financial results. If the number of cataract procedures once again becomes limited, either by a need for time-consuming safety protocols, reduction in patient demand, or prohibition on elective surgical procedures in some localities, then we would expect a corresponding reduction in demand for OMIDRIA. Additionally, new or continued restrictions on visits to customer facilities by our field sales representatives could lead to a further reduction in our OMIDRIA revenues. Due to the unknown magnitude, duration and outcome of the COVID-19 pandemic, especially in light of the variances both in the severity of and in the local governmental responses to the COVID-19 pandemic across the U.S., it is not possible to estimate precisely its impact on our business, operations or financial results; however, the impact has been and could continue to be material.

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

We launched OMIDRIA in the U.S. in the second quarter of 2015 and sell OMIDRIA primarily through wholesalers who, in turn, sell to ASCs and hospitals. The Centers for Medicare & Medicaid Services (“CMS”), a part of the Department of Health and Human Services (“HHS”) and the federal agency responsible for administering the Medicare program, granted transitional pass-through reimbursement status for OMIDRIA in 2014, effective from January 1, 2015 through December 31, 2017. Pass-through status allows for separate payment (i.e., outside the packaged payment rate for the surgical procedure) under Medicare Part B. In March 2018, Congress extended pass-through reimbursement status for a small number of drugs, including OMIDRIA, used during procedures performed on Medicare Part B fee-for-service patients through September 30, 2020.

In its 2021 outpatient prospective payment system (“OPPS”) proposed rule, CMS confirmed the October 1, 2020 expiration of pass-through reimbursement for OMIDRIA and indicated an intention to package payment for OMIDRIA with payment for the associated surgical procedure in both the hospital outpatient department and ASC settings. In September 2020, we submitted to CMS a comment letter on the 2021 OPPS proposed rule and a legal memorandum outlining our position that OMIDRIA meets all of the regulatory criteria established by CMS for separate payment in the ASC setting. CMS is required under the Substance Use–Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act to review OPPS payments for opioids and evidence-based non-opioid alternatives for pain management with a goal to ensure that there are not financial incentives to use opioids instead of non-opioid alternatives, and in 2019 it codified revisions to the ASC payment system pursuant to its policy to “unpackage and pay separately at ASP+6 percent for the cost of non-opioid pain management drugs that function as surgical supplies when they are furnished in the ASC setting.” CMS continued this policy, without change, in 2020 and has proposed to extend it again in 2021. During the time that these revisions to the ASC payment system have been in force, they have not applied to OMIDRIA because OMIDRIA has had pass-through status and, accordingly, has not been separately packaged. OMIDRIA does not contain an opioid, has an FDA-approved label indication for postoperative pain reduction and CMS considers the drug to function as a surgical supply. Because OMIDRIA is subject to packaged payment following expiration of its pass-through status, we believe that OMIDRIA now satisfies the criteria for separate payment when provided in the ASC setting and that CMS is required to comply with regulatory law and pay separately for OMIDRIA in the ASC setting. Although we can provide no assurance regarding whether or when separate payment for OMIDRIA in the ASC setting will be effective, if we are successful in securing separate payment for OMIDRIA for the fourth quarter of 2020, we expect that OMIDRIA will receive similar separate payment in the ASC setting throughout 2021. We also are continuing to pursue other administrative and legislative avenues to secure separate payment for OMIDRIA for the remainder of 2020 and beyond; however, we cannot provide assurance that these efforts will be successful.

If continued separate payment is determined not to be reasonably achievable in the near term, we have developed a commercial strategy that can be quickly implemented to lower the per-vial sales price of OMIDRIA to achieve substantially larger sales volumes. We believe that this approach would result in substantial revenues from sales of OMIDRIA, in part because CMS Medicare Part B beneficiaries only represent approximately 45% of cataract surgery procedures annually. However, we are likely to have significantly reduced sales of OMIDRIA until we are able to implement such strategy. For more information regarding OMIDRIA reimbursement, see “Financial Summary” below.

In July 2018, we placed OMIDRIA on the market in the European Union (“EU”) on a limited basis and continue to maintain the ongoing validity of the Marketing Authorization for OMIDRIA in Europe. At this time, we do not expect to see significant sales of OMIDRIA in any countries within the EEA or other international territories.

Clinical Development Programs

Our clinical stage development programs include:

●	MASP-2 - narsoplimab (OMS721) - Lectin Pathway Disorders. Narsoplimab, also referred to as OMS721, is our lead fully human monoclonal antibody targeting monoclonal antibody targeting mannan-binding lectin-associated serine protease-2 (“MASP-2”), a novel pro-inflammatory protein target involved in activation of the lectin pathway of complement. The lectin pathway plays a role in the body’s inflammatory response and becomes activated as a result of tissue damage or trauma or microbial pathogen invasion. Inappropriate or uncontrolled activation of the lectin pathway can cause serious diseases and disorders. MASP-2 is the effector enzyme of the lectin pathway of the complement system, and the current development focus for narsoplimab is diseases that are strongly associated with activation of the lectin pathway.

We have completed our pivotal clinical trial for narsoplimab in HSCT-TMA, and Phase 3 clinical programs are underway for narsoplimab in IgA nephropathy and aHUS.

Narsoplimab has received multiple designations from the FDA and from the EMA across the three current indications. These include:

●	HSCT-TMA: In the U.S., the FDA has granted narsoplimab (1) breakthrough therapy designation in patients who have persistent TMA despite modification of immunosuppressive therapy, (2) orphan drug designation for the prevention (inhibition) of complement-mediated TMAs, and (3) orphan drug designation for the treatment of HSCT-TMA. The EC also granted narsoplimab a designation as an orphan medicinal product for treatment in hematopoietic stem cell transplantation.
●	IgA nephropathy: In the U.S., narsoplimab has received from the FDA (1) breakthrough therapy designation for the treatment of IgA nephropathy and (2) orphan drug designation in IgA nephropathy. In Europe, narsoplimab has designation as an orphan medicinal product for the treatment of primary IgA nephropathy.
●	aHUS: In the U.S., narsoplimab has received from the FDA (1) fast-track designation for the treatment of patients with aHUS and (2) orphan drug designation for the prevention (inhibition) of complement-mediated thrombotic microangiopathies.

We plan to complete in mid-November the submission to FDA of our rolling BLA for narsoplimab for the treatment of HSCT-TMA, a frequently lethal complication of HSCT. A rolling submission enables us to submit sections of the BLA as they are completed, which can accelerate the time to approval by allowing FDA to review completed sections of the application as they are submitted rather than waiting for the entire BLA to be received before beginning its review. The nonclinical sections, including pharmacology, pharmacokinetics and toxicology data, and the chemistry, manufacturing and controls (“CMC”) sections for narsoplimab have already been submitted.

In October 2020, we reported the final clinical data from our pivotal trial of narsoplimab in HSCT-TMA, which are included in our BLA. The single-arm, open-label trial included safety and efficacy endpoints that were previously agreed with FDA. The efficacy endpoints were assessed for (1) all 28 patients who received at least one dose of narsoplimab and (2) patients who received the protocol-specified dosing of at least four weeks of narsoplimab.

The primary efficacy endpoint in the trial was the proportion of patients who achieved designated “responder” status based on improvement in HSCT-TMA laboratory markers and clinical status. This is referred to as the “complete response rate.” The primary laboratory markers that were evaluated were platelet count and lactase dehydrogenase (“LDH”), levels, while improvement in clinical status was evaluated based on organ function and transfusions. Patients were required to show improvement in both laboratory markers and clinical status to be considered a responder. All others were considered non-responders.

The FDA-agreed efficacy threshold for the primary endpoint is a complete response rate of 15%, meaning that a lower bound of the 95% confidence interval on the observed response rate greater than 15% is sufficient evidence of efficacy of narsoplimab in the treatment of the targeted patient population. Among patients who received at least one dose of narsoplimab, the complete response rate was 61% (p<0.0001), while the complete response rate among patients who received the protocol-specified narsoplimab treatment of at least four weeks of dosing was 74% (p<0.0001). The lower limit of the 95% confidence interval for both groups is a multiple of the 15% efficacy threshold.

Secondary endpoints in the trial were survival rates and change from baseline in HSCT-TMA laboratory markers. Among all treated patients, 68% survived for at least 100 days following HSCT-TMA diagnosis, while 83% of patients who received treatment for at least four weeks and 94% of the responders achieved this endpoint. Median overall survival was 274 days among all patients and 361 days among patients who received the protocol-specified treatment of at least four weeks. Median survival could not be estimated for responders because more than half of the responders were alive at last follow-up. Results also included statistically significant improvements in platelet count, LDH and haptoglobin. The treated population had multiple high-risk features that portend a poor outcome, including the persistence of HSCT-TMA despite modification of immunosuppression (which was a criterion for entry into the trial), graft-versus-host disease, significant infections, non-infectious pulmonary complications and neurological findings. The most common adverse events observed in the trial were nausea, vomiting, diarrhea, hypokalemia, neutropenia and fever, which are all common in stem-cell transplant patients. Six deaths occurred during the trial. These were due to sepsis, progression of the underlying disease, and graft-versus-host disease. All of these are common causes of death in this patient population.

In Europe, EMA has confirmed narsoplimab’s eligibility for EMA’s centralized review of a single MAA that, if approved, authorizes the product to be marketed in all EU member states and EEA countries. We are targeting to complete our MAA submission in 2021.

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

●	Compassionate Use of Narsoplimab in COVID-19 Patients. In March 2020, in response to a request from physicians at the Papa Giovanni XXIII Hospital in Bergamo, Italy, we initiated a compassionate use program for narsoplimab to treat COVID-19 patients with ARDS, a severe and life-threatening component of COVID-19.

The study included a total of six COVID-19 patients treated with narsoplimab under compassionate use, all with ARDS and requiring continuous positive airway pressure (CPAP) or intubation. At baseline, circulating endothelial cell (CEC) counts and serum levels of interleukin-6 (IL-6), interleukin-8 (IL-8), C-reactive protein (CRP), lactate dehydrogenase (LDH), D-dimer and aspartate aminotransferase (AST) were markedly elevated. During the course of the study, institutional guidelines at the treating hospital were updated to require that all COVID-19 patients in the hospital receive steroids. One patient treated with narsoplimab did not receive steroids. Of the five narsoplimab-treated patients who received steroids, two initiated them after already improving such that CPAP was no longer required or was discontinued the following day. The study evaluated CEC counts in a separate group of four patients receiving only steroids for a short duration, and the counts were found to be unaffected by steroid administration. This suggests that any beneficial effect of steroids on COVID-19-associated endothelial damage may be delayed and had little effect on the recovery course of the narsoplimab-treated patients who initiated steroid treatment after improving.

Narsoplimab treatment was associated with rapid and sustained reduction across all of these markers of endothelial damage and inflammation. In addition, massive bilateral pulmonary thromboses, seen in two of the patients, resolved while on narsoplimab. All six narsoplimab-treated patients recovered, survived and were discharged. Narsoplimab was well tolerated in the study and no adverse drug reactions were reported. Two control groups with similar baseline characteristics were used for retrospective comparison, both showing substantial mortality rates of 32% and 53%. A manuscript detailing the results of the study evaluating narsoplimab in patients with severe COVID-19 was published in the peer-reviewed journal Immunobiology.

Endothelial damage and resultant thromboses are significant to the pathophysiology of COVID-19, and we believe these data illustrate the importance of inhibiting the lectin pathway to treat critically ill COVID-19 patients. Endothelial damage activates the lectin pathway of complement. We believe the results observed following narsoplimab treatment in severe COVID-19 patients with ARDS at Papa Giovanni were consistent with those seen in HSCT-TMA and underscore the pathophysiologic similarities between these two disorders. Narsoplimab has been shown to inhibit lectin pathway activation and to block the MASP-2-mediated conversion of prothrombin to thrombin, microvascular injury-associated thrombus formation and the activation of factor XII as well as the MASP-2-mediated activation of kallikrein. We believe that the anticoagulant effects of narsoplimab may provide therapeutic benefits in both HSCT-TMA and COVID-19.

Following treatment of the initial six patients under the compassionate use study in Italy, we have continued compassionate-use treatment in the U.S. and Italy. Our discussions regarding the use of narsoplimab in COVID-19 have progressed with leaders across various government agencies. We have also received requests and are in discussions to include narsoplimab in platform trials for COVID-19.

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

In August 2020, we submitted to FDA an Investigational New Drug Application (“IND”) to initiate clinical trials evaluating OMS906, our lead human monoclonal antibody from our MASP-3 program, in the U.S. In September 2020 we began enrollment and dosing in a placebo-controlled, double-blind, single-ascending-dose and multiple-ascending-dose Phase 1 clinical trial to evaluate the safety, tolerability, pharmacodynamics and pharmacokinetics of OMS906. Dosing is complete in the first cohort and has started in the second cohort of this Phase 1 trial. The third and fourth cohorts are currently enrolling. Initial data from the Phase 1 trial are expected next year.

●	PDE7 - OMS527. In our phosphodiesterase 7 (“PDE7”) program, we are developing proprietary compounds to treat addiction and compulsive disorders as well as movement disorders. In September 2019 we reported positive results from our Phase 1 single-ascending- and multiple-ascending-dose clinical trial designed to assess safety, tolerability and pharmacokinetics of our lead compound in healthy subjects.

In the double blind, randomized Phase 1 study, the study drug, referred to as OMS182399, met the primary endpoints of safety and tolerability and showed a favorable and dose-proportional pharmacokinetic profile supporting once-daily dosing. There was no apparent food effect on plasma exposure to OMS182399. Our focus is nicotine addiction, and we are planning our Phase 2 development program. Initiation of a Phase 2 study in our PDE7 program is dependent on availability of financial and other resources, which are currently prioritized for other programs.

Preclinical Development Programs and Platforms

Our preclinical programs and platforms include:

●	Other MASP Inhibitor Preclinical Programs. We have generated positive preclinical data from MASP-2 inhibition in in vivo models of age-related macular degeneration, myocardial infarction, diabetic neuropathy, stroke, traumatic brain injury, ischemia-reperfusion injury, and other diseases and disorders. We are also developing a longer-acting second generation antibody targeting MASP-2, which we are targeting for initiation of clinical trials in early 2022. This program is designated as “OMS1029.” Development efforts are also directed to a small-molecule inhibitor of MASP-2 designed for oral administration, as well as small-molecule inhibitors of MASP-3 and bispecific small- and large-molecule inhibitors of MASP-2/-3.
●	GPR174 and GPCR Platform. We have developed a proprietary cellular redistribution assay which we use in a high-throughput manner to identify synthetic ligands, including antagonists, agonists and inverse agonists, that bind to and affect the function of orphan GPCRs. We have screened Class A orphan GPCRs against our small-molecule chemical libraries using the cellular redistribution assay and have identified and confirmed compounds that interact with 54 of the 81 Class A orphan GPCRs linked to a wide range of indications including cancer as well as metabolic, cardiovascular, immunologic, inflammatory and central nervous system disorders. One of our priorities in this program is GPR174, which is involved in the modulation of the immune system. In ex vivo human studies, our small-molecule inhibitors targeting GPR174 upregulate the production of cytokines, block multiple checkpoints and tumor promoters, and suppress regulatory T-cells. Based on our data, we believe that GPR174 controls a major pathway in cancer and modulation of the receptor could provide a seminal advance in immuno-oncologic treatments for a wide range of tumors. Our studies in mouse models of melanoma and colon carcinoma found that GPR174-deficiency resulted in significantly reduced tumor growth and improved survival of the animals versus normal mice. Our recent discoveries suggest a new approach to cancer immunotherapy that targets inhibition of GPR174 and can be combined with and significantly improve the tumor-killing effects of adenosine pathway inhibitors and/or checkpoint inhibitors. These discoveries include (1) identification of cancer-immunity pathways controlled by GPR174, (2) the identification of phosphatidylserine as a natural ligand for GPR174, (3) a collection of novel small-molecule inhibitors of GPR174 and (4) a synergistic enhancement of “tumor-fighting” cytokine production by T cells following the combined inhibition of both GPR174 and the adenosine pathway (e.g., A2A and/or A2B), another key metabolic pathway that regulates tumor immunity. We continue to focus on GPR174 and several other of our GPCR targets with the objective of moving compounds targeting them into human trials.

Financial Summary

We recognized net losses of $38.5 million and $16.5 million for the three months ended September 30, 2020 and 2019, respectively, and our OMIDRIA revenues were $26.1 million and $29.9 million for the same periods. During the three months ended September 30, 2020, we recorded a $13.4 million loss on early extinguishment of debt and a related tax benefit of $7.9 million associated with the repurchase of $115.0 million principal amount of our 6.25% Convertible Senior Notes (the “2023 Notes”). As of September 30, 2020, we had $153.5 million in cash and cash equivalents and short-term investments available for general corporate use and $37.4 million in accounts receivable, net.

We expect our net losses will continue until such time as we derive sufficient revenues from sales of OMIDRIA, narsoplimab and/or other sources, such as licensing, product sales and other revenues from our product candidates including narsoplimab for HSCT-TMA, that are sufficient to cover our operating expenses and debt service obligations.

*	Fiscal quarters without pass-through reimbursement
**	Fiscal quarters with reduced cataract procedures due to COVID-19
***	Pass-through reimbursement expired on October 1, 2020

During the period from January 1, 2018 to September 30, 2018, OMIDRIA was not reimbursed separately when used for procedures involving patients covered by Medicare Part B, and our revenues decreased significantly. After reinstatement of separate reimbursement for OMIDRIA in the fourth quarter of 2018, our revenues quickly returned to levels during which separate reimbursement was available and subsequent quarter-over-quarter revenue growth approximated historical rates. Due to the postponement of elective surgical procedures, including cataract surgery, we did not make any sales of OMIDRIA to our wholesalers from March 25 to May 19, 2020. However, by the end of June 2020, the run rate of weekly OMIDRIA sales approximated those seen prior to the pandemic.

In its 2021 OPPS proposed rule, CMS confirmed the October 1, 2020 expiration of pass-through reimbursement for OMIDRIA and consequently, pass-through reimbursement for OMIDRIA under Medicare Part B ended on October 1, 2020 and our net revenues for September were significantly reduced. CMS is expected to publish the final 2021 OPPS rule later in 2020. However, we can provide no guarantee that CMS’ final 2021 OPPS rule will provide separate reimbursement for OMIDRIA.

In 2019 CMS codified revisions to the ASC payment system pursuant to its policy to “unpackage and pay separately at ASP+6 percent for the cost of non-opioid pain management drugs that function as surgical supplies when they are furnished in the ASC setting.” CMS continued this policy, without change, in 2020 and has proposed to extend it again in 2021. During the time that these revisions to the ASC payment system have been in force, they have not applied to OMIDRIA because OMIDRIA had pass-through status and, accordingly, has not been packaged. OMIDRIA does not contain an opioid, has an FDA-approved label indication for pain reduction and CMS considers it to function as a surgical supply. Because OMIDRIA is subject to packaged payment following expiration of its pass-through status, we believe that OMIDRIA now satisfies these criteria for separate payment when provided in the ASC setting. In September 2020, we submitted to CMS a comment letter on the 2021 OPPS proposed rule and a legal memorandum outlining our position that OMIDRIA meets all of the regulatory criteria established by CMS for separate payment in the ASC setting and by law should be separately paid when used in the ASC in the fourth quarter of 2020 and throughout calendar year 2021. We are also continuing to pursue other administrative and legislative avenues to secure separate payment for OMIDRIA for the remainder of 2020 and beyond. If these efforts are not successful, we expect to implement an alternative market approach, however we are likely to have significantly reduced sales of OMIDRIA until we are able to implement such strategy. We may face difficulties or delays in implementing such a strategy and, even if successfully implemented, we cannot predict whether, or to what extent, our customers would maintain or increase their utilization of OMIDRIA. See “Commercial Product - OMIDRIA” earlier in this section for additional details regarding the separate payment status for OMIDRIA.

The uncertainty around pass-through reimbursement or other separate payment status for OMIDRIA and COVID-19 will likely have a continuing adverse impact on our business, operations and financial results, limiting the number of cataract procedures which may be performed and significantly reducing demand for our commercial drug product, OMIDRIA. COVID-19 and the corresponding governmental response has and may continue to lead to disruptions in commercial sales activities, delays in our clinical trials or in the submission or review of regulatory applications. Due to the ongoing impact of the global pandemic on OMIDRIA sales, as well as the uncertain reimbursement status for OMIDRIA for the remainder of 2020 and beyond, we are unable to predict future OMIDRIA product sales, net.

Results of Operations

Revenue

Our revenue consists of OMIDRIA product sales to ASCs and hospitals in the U.S. Our product sales, net are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(In thousands)
Product sales, net	$26,114	$29,856	$63,181	$78,389

During the three and nine months ended September 30, 2020, OMIDRIA revenue was $26.1 million and $63.2 million as compared to $29.9 million and $78.4 million for the three and nine months ended September 30, 2019. The decrease in revenue during the three months ended September 30, 2020 compared to the same period in the prior year was due to recording an $8.7 million deduction for product returns from wholesalers, ASCs and hospitals related to the expiration of pass-through reimbursement for OMIDRIA on October 1, 2020. The additional decrease in revenue during the nine months ended September 30, 2020 compared to the same period in the prior year was due to COVID-19 related closings of ASCs and hospitals to elective cataract procedures from mid-March 2020 through to late June 2020. By the end of June 2020, the weekly run rate of OMIDRIA sales had returned to levels approaching those seen prior to the pandemic and continued to increase during the third quarter prior to recording the OMIDRIA return reserve. Given the uncertainty and local variances in the severity and response to the COVID-19 pandemic across the U.S., and whether OMIDRIA will receive separate payment, we are not able to predict future OMIDRIA revenue.

Gross-to-Net Deductions

We record OMIDRIA product sales net of estimated chargebacks, rebates, distribution fees and product returns. These deductions are generally referred to as gross-to-net deductions. Our total gross-to-net provision for the three and nine months ended September 30, 2020 was 46.8% and 36.6% of gross OMIDRIA product sales, respectively. This compares to 28.5% and 28.0% for the three and nine months ended September 30, 2019, respectively. The increase in gross-to-net deductions as a percentage of sales in 2020 compared to 2019 is due to the OMIDRIA return provision recorded in the third quarter of 2020.

A summary of our gross-to-net related accruals for the nine months ended September 30, 2020 is as follows:

		Distribution
		Fees and
		Product
	Chargebacks	Return
	and Rebates	Allowances	Total

	(In thousands)
Balance as of December 31, 2019	$10,240	$2,237	$12,477
Provisions	20,345	16,179	36,524
Payments	(25,793)	(4,205)	(29,998)
Balance as of September 30, 2020	$4,792	$14,211	$19,003

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

We allow for the return of product up to 12 months past its expiration date, or for product that is damaged or not used by our customers. We record a provision for returns upon sale of OMIDRIA to our wholesaler. When a return or claim is received, we issue a credit memo to the wholesaler against its outstanding receivable to us or we reimburse the customer. During the three months ended September 30, 2020 we estimated and recorded an $8.7 million provision for potential returns from our wholesalers, ASCs and hospital customers due to the October 1, 2020 expiration of pass-through reimbursement for OMIDRIA.

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

The following table illustrates our expenses associated with these activities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(In thousands)
Direct external expenses:
Clinical research and development:
MASP-2 program - OMS721 (narsoplimab)	$10,624	$9,120	$33,559	$28,615
MASP-3 program - OMS906	6,172	—	6,172	—
OMIDRIA - Ophthalmology	206	657	1,090	1,744
PDE7 - OMS527	134	1,425	1,730	3,019
Total clinical research and development	17,136	11,202	42,551	33,378
Preclinical research and development	2,012	3,625	8,846	6,827
Total direct external expenses	19,148	14,827	51,397	40,205
Internal, overhead and other expenses	10,532	7,361	28,248	24,205
Stock-based compensation expense	1,636	1,558	4,714	4,698
Total research and development expenses	$31,316	$23,746	$84,359	$69,108

Total direct research and development expenses increased $4.3 million and $11.2 million, respectively, for the three and nine months ended September 30, 2020 compared to the same periods in 2019. The $4.3 million increase for the three months ended September 30, 2020 is due to a $5.0 million access fee payable upon entry into a newly signed technology license agreement with a third party related to the MASP-3 program, which began clinical trials in the third quarter of 2020. The $11.2 million increase for the nine months ended September 30, 2020 is primarily due to the $5.0 million access fee payable under the technology license agreement related to the MASP-3 program entered into during the third quarter of 2020, increased IgA nephropathy clinical trial costs, and additional HSCT-TMA costs related to the preparation of our rolling BLA and disease awareness activities.

We expect the majority of our research and development expenses for the remainder of 2020 to be related to our narsoplimab and MASP-3 programs. We expect overall research and development costs in the fourth quarter 2020 to increase slightly from current levels as we manufacture additional drug substance and expand our disease awareness activities in preparation for the anticipated U.S. commercial launch of narsoplimab in HSCT-TMA. These increases will be partially offset by the absence of technology license agreement costs in the fourth quarter of 2020.

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

Selling, General and Administrative Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(In thousands)
Selling, general and administrative expenses, excluding stock-based compensation expense	$17,637	$14,995	$48,384	$42,723
Stock-based compensation expense	2,188	1,938	6,408	5,770
Total selling, general and administrative expenses	$19,825	$16,933	$54,792	$48,493

Total selling, general and administrative expenses increased $2.9 million and $6.3 million, respectively, for the three and nine months ended September 30, 2020. The increase in selling, general and administrative expenses during the three and nine months ended September 30, 2020 compared to the same periods in 2019 was primarily due to increased pre-commercialization activities for narsoplimab, including costs related to product training.

We expect that our selling, general and administrative expenses will increase during the fourth quarter of 2020 compared to current levels, primarily due to increased pre-commercialization activities for narsoplimab.

Interest Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(In thousands)
Interest expense	$6,882	$5,715	$18,763	$16,846

Interest expense is comprised of contractual interest and amortization of debt issuance and debt discount related to our 2023 and 2026 Notes, as well as interest on our finance leases. We expect that our fourth quarter 2020 interest expense will be approximately $8.0 million. For more information, see “Note 6—Unsecured Convertible Senior Notes.”

Loss on Early Extinguishment of Debt

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(In thousands)
Loss on early extinguishment of debt	$13,374	$—	$13,374	$—

In August 2020, we issued the 2026 Notes and repurchased $115.0 million of the previously outstanding 2023 Notes. We recorded a $13.4 million loss on early extinguishment of debt related to the unamortized discount and issuance costs related to the repurchased 2023 Notes in the three and nine months ended September 30, 2020.

Income Tax Benefit

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(In thousands)
Income tax benefit	$7,854	$—	$7,854	$—

During the third quarter of 2020, we issued the 2026 Notes which created an income tax benefit of $7.9 million. We anticipate that we will recognize an additional income tax benefit of $4.1 million during the fourth quarter of 2020. See “Note 6—Unsecured Convertible Senior Notes.”

Financial Condition - Liquidity and Capital Resources

As of September 30, 2020, we had $153.5 million in cash, cash equivalents and short-term investments available for general corporate use held primarily in money-market accounts. In addition, as of September 30, 2020, we had $37.4 million in accounts receivable, net. We have historically generated net losses and incurred negative cash flows from operations and debt service. For the nine months ended September 30, 2020, we incurred net losses of $100.8 million and incurred negative cash flows from operations of $81.7 million. We expect to continue to incur losses from operations until our revenues exceed operating costs and debt service obligations.

OMIDRIA pass-through reimbursement from CMS expired on October 1, 2020. If continued separate payment is determined not to be reasonably achievable in the near term, we have developed a commercial strategy that can be quickly implemented to lower the per-vial sales price of OMIDRIA to achieve substantially larger sales volumes. We believe that this approach would result in substantial revenues from OMIDRIA, in part because CMS Medicare Part B beneficiaries only represent approximately 45% of cataract surgery procedures annually.

We anticipate narsoplimab for HSCT-TMA will receive FDA approval and will launch in early to mid-2021. Currently we cannot fully predict the timing or the magnitude of narsoplimab revenues, but we believe they will be significant. Execution of our sales and marketing strategies for the launch of narsoplimab for HSCT-TMA is underway. These plans include various milestones at which we commit to incremental activities, providing for flexibility in the timing of costs incurred should the approval of narsoplimab be accelerated or delayed. If warranted, we will adjust the timing and associated costs of our HSCT-TMA launch activities as we advance through the BLA review and approval process.

We plan to continue to fund our operations for at least the next twelve months with our cash and investments on hand, from sales of OMIDRIA and, if FDA approval is granted, from sales of narsoplimab for HSCT-TMA. There is also that possibility that narsoplimab will generate revenues in the treatment of COVID-19. In addition, we may utilize funds available under our accounts receivable-based line of credit, which allows us to borrow up to 85% of our available accounts receivable borrowing base, less certain reserves, or $50.0 million, whichever is less. Should it be necessary or determined to be strategically advantageous, we also could pursue debt financings, public and private offerings of our equity securities similar to those we have completed previously, or other strategic transactions, which may include licensing a portion of our existing technology. Should it be necessary to manage our operating expenses, we would reduce our projected cash requirements through reduction of our expenses by delaying clinical trials, reducing selected research and development efforts, or implementing other restructuring activities.

Cash Flow Data

	Nine Months Ended September 30,
	2020	2019

	(In thousands)
Selected cash flow data
Cash provided by (used in):
Operating activities	$(81,679)	$(37,059)
Investing activities	$(75,027)	$35,838
Financing activities	$174,697	$4,221

Operating Activities. Net cash used in operating activities for the nine months ended September 30, 2020 increased by $44.6 million as compared to the same period in 2019. The net increase is primarily due to an increase in our net loss of $45.5 million, which was partially offset by an increase in non-cash charges of $8.3 million. In addition, cash used in accounts payable and accrued expense increased by $15.6 million. These increases were partially offset by a $4.9 million increase in cash provided from collections of accounts receivable.

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

Net cash used in investing activities during the nine months ended September 30, 2020 was $75.0 million, a decrease of $110.9 million for the same period in 2019 driven by an increase in purchases of investments of $132.6 million offset by proceeds from sale and maturities of investments of $21.7 million.

Financing Activities. Net cash provided by financing activities during the nine months ended September 30, 2020 was $174.7 million, an increase of $170.5 million compared to the same period in 2019. The increase for the nine months ended September 30, 2020 compared to the prior year was due to receiving cash proceeds of $218.2 million from the issuance of our 2026 Notes and $7.5 million from the termination of the 2023 Capped Call contract offset by $125.6 million to repurchase our 2023 Notes and $23.2 million to purchase the 2026 Capped Call. In addition, we received net proceeds of $93.7 million from our August 2020 public offering of our common stock.

Line of Credit Agreement. Our Line of Credit Agreement with Silicon Valley Bank provides for a $50.0 million revolving line of credit facility. Under the Line of Credit Agreement we may draw, on a revolving basis, up to the lesser of $50.0 million or 85.0% of our eligible accounts receivable, less certain reserves. The Line of Credit Agreement is secured by all our assets excluding intellectual property and development program inventories and matures on August 2, 2022. As of September 30, 2020, we had no outstanding borrowings under the Line of Credit Agreement, and we were in compliance with all covenants in all material respects. See earlier discussion under “Liquidity and Capital Resources” for further detail regarding the availability of the line of credit.

Contractual Obligations and Commitments

The following table presents a summary of our contractual obligations and commitments as of September 30, 2020.

	Payments Due Within
				More than
	1 Year	2-3 Years	4-5 Years	5 Years	Total

	(In thousands)
Operating leases	$1,616	$13,214	$13,795	$19,590	$48,215
Finance leases (principal and interest)	364	1,809	198	—	2,371
Unsecured convertible senior notes	4,438	35,503	123,823	238,321	402,085
Goods & services	14,835	10,179	10,854	—	35,868
Total	$21,253	$60,706	$148,670	$257,911	$488,539

Lease Agreements

We lease our office and laboratory space in The Omeros Building under a lease agreement with BMR - 201 Elliott Avenue LLC. The initial term of the lease ends in November 2027, and we have two options to extend the lease term, each by five years. As of September 30, 2020, the remaining aggregate non-cancelable rent payable under the initial term of the lease, excluding common area maintenance and related operating expenses, is $48.2 million.

Unsecured Convertible Senior Notes

For more information, see “Note 6—Unsecured Convertible Senior Notes.”

Goods and Services

We have certain other non-cancelable obligations under various agreements that relate to goods and services. As of September 30, 2020, our aggregate firm commitments were $35.9 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily confined to our investment securities. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in high-credit-quality securities. As of September 30, 2020, we had cash, cash equivalents and short-term investments of $153.5 million. In accordance with our investment policy, we invest funds in highly liquid, investment-grade securities. These securities in our investment portfolio are not leveraged and are classified as available-for-sale. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates and, with our current portfolio of short-term investments, we are not exposed to potential loss due to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2020. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our ability to continue as a going concern and achieve profitability is highly dependent on the commercial success of OMIDRIA, and to the extent OMIDRIA is not successful, our business, financial condition and results of operations would be materially adversely affected, and the price of our common stock may decline.

OMIDRIA is currently our only product that has been approved by the FDA for commercial sale in the U.S. For the three months ended September 30, 2020, we recorded net sales of OMIDRIA of $26.1 million. Revenues from sales of OMIDRIA have not been sufficient to fund our operations fully in prior periods and we cannot provide assurance that revenues from OMIDRIA sales will be sufficient to fund our operations fully in the future. In prior periods, when OMIDRIA was not reimbursed separately under Medicare Part B, our revenues decreased significantly. In the absence of other revenue sources, we will need to generate substantially more product revenue from OMIDRIA to achieve and sustain profitability. We may be unable to sustain or increase revenues generated from OMIDRIA product sales for a number of reasons, including:

●	the significant reduction in the volume of ophthalmic surgical procedures and corresponding reduction in demand for OMIDRIA as a result of the COVID-19 pandemic;
●	the expiration of pass-through reimbursement on October 1, 2020 and uncertainty regarding the extent of coverage and reimbursement for OMIDRIA when used in Medicare patients;
●	pricing, coverage and reimbursement policies of government and private payers such as Medicare, Medicaid, the U.S. Department of Veterans Affairs, group purchasing organizations, insurance companies, health maintenance organizations and other plan administrators;
●	a lack of acceptance by physicians, patients and other members of the healthcare community;
●	the availability, relative price and efficacy of the product as compared to alternative treatment options or branded, compounded or generic competing products;
●	an unknown safety risk;
●	the failure to enter into and maintain acceptable partnering arrangements for marketing and distribution of OMIDRIA outside of the U.S.; and

●	changed or increased regulatory restrictions in the U.S., EU or other foreign territories.

Pass-through reimbursement for OMIDRIA under Medicare Part B expired on October 1, 2020. In the event that we are not able to secure separate payment or similar reimbursement for OMIDRIA, or if there is a delay in securing separate payment or similar reimbursement for OMIDRIA, our revenue from OMIDRIA could decrease significantly as was the case during the period from January 1, 2018 to September 30, 2018, when OMIDRIA was not reimbursed separately when used for procedures involving patients covered by Medicare Part B.

Any decline in sales from OMIDRIA also would impact our ability to borrow under the Loan Agreement since the amount we can borrow is dependent on our eligible receivables.

If legislative and/or administrative means to secure separate payment for OMIDRIA are not successful, we would need to pursue an alternative sales strategy, and our revenues and financial condition could be adversely and significantly affected.

Pass-through reimbursement status allows for separate payment (i.e., outside the packaged payment rate for the surgical procedure) under Medicare Part B. In March 2018, Congress extended pass-through reimbursement status for a small number of drugs, including OMIDRIA, used during procedures performed on Medicare Part B fee-for-service patients through September 30, 2020. In its 2021 OPPS final rule, CMS confirmed the October 1, 2020 expiration of pass-through reimbursement for OMIDRIA and indicated an intention to package payment for OMIDRIA within the ambulatory payment classification for the associated surgical procedure in both the hospital outpatient department and ASC settings. We are continuing to pursue separate payment for OMIDRIA and have submitted to CMS a comment letter and a legal memorandum outlining our position that OMIDRIA meets all of the regulatory criteria established by CMS for separate payment in the ASC setting. However, we can provide no assurances that separate reimbursement for OMIDRIA will be available for the remainder of 2020 and beyond or, if available, that the reimbursement rate will be adequate. If the future reimbursement status of OMIDRIA continues to be uncertain, then demand for OMIDRIA from ASCs and hospitals may be reduced substantially. In such event, sales to our wholesalers may decrease correspondingly, as they adjust on-hand inventory in anticipation of reduced demand from end users.

If we are unable to obtain separate payment for OMIDRIA, we expect to pursue an alternative sales strategy. We may face difficulties or delays in implementing an alternative sales strategy and, even if successfully implemented, we cannot predict how quickly, or if, our customers would increase their OMIDRIA utilization, and the net revenues we receive from sales of OMIDRIA could be reduced, potentially by a significant amount. Additionally, private payers often follow CMS with respect to reimbursement for new drugs, and they may cease or decrease coverage or reimbursement for OMIDRIA if we are unable to obtain separate payment for OMIDRIA from CMS. A reduction in OMIDRIA revenues for these or any other reasons may also impair our ability to borrow under our line of credit facility with Silicon Valley Bank.

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

The COVID-19 pandemic has significantly affected the global economy and has adversely affected our sales of OMIDRIA due to a reduction in the overall volume of cataract surgery and intraocular lens replacement procedures. In March 2020, ASCs and hospitals using OMIDRIA postponed nearly all cataract procedures in response to recommendations from government and medical organizations. As a result, we did not record any sales of OMIDRIA to our wholesalers from March 25 to May 19, 2020. Beginning in the second half of May 2020, cataract surgeries resumed to varying degrees in locations throughout the country. If the number of cataract procedures becomes or continues to be limited, either by necessity for time-consuming safety protocols, reduction in patient demand, or the imposition of prohibitions on elective surgeries in some localities, then we would expect there to be a corresponding reduction in demand for OMIDRIA.

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

In response to the COVID-19 pandemic, we initiated a compassionate use program for narsoplimab to treat COVID-19 patients with ARDS. While all six COVID-19 patients initially treated with narsoplimab survived, recovered, and were discharged from the hospital, and we believe the results observed following narsoplimab treatment in severe COVID-19 cases demonstrate the similarity in pathophysiology between COVID-19 and HSCT-TMA, we cannot provide assurance that the results observed in the compassionate use program will be observed in any future study of narsoplimab for this indication or that we will receive regulatory authorization or approval for narsoplimab in the treatment of hospitalized patients with COVID-19. We may be unable to design and conduct a large-scale clinical trial evaluating narsoplimab in COVID-19, secure the large-scale manufacturing capacity from third parties necessary to manufacture narsoplimab in sufficient quantities to enable broader availability of narsoplimab for COVID-19 patients, or secure funding and other resources necessary for us to conduct these activities from government or other sources. In addition, another party may be successful in producing a vaccine or an alternative therapy for COVID-19 or ARDS associated with COVID-19, which may also lead to the diversion of governmental and other potential sources of funding away from us and toward other companies and limit the viability of any approved or authorized product candidate for the treatment of COVID-19. Any therapeutic candidate that we may develop to address COVID-19 will be subject to risks in addition to those normally associated with pharmaceutical research, development, and commercialization, such as higher risk of technical failure, lower and transient opportunities for revenue, higher manufacturing costs, product safety or efficacy risks related to an expedited research and development timeline, and novel liability theories. Relatedly, FDA may require that we conduct a large-scale trial of narsoplimab in COVID-19 patients in order to grant any approval or authorization. These risks may affect our ability to develop or commercialize a therapeutic for COVID-19 or any other current or future indication.

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
4.1

Indenture, dated as of August 14, 2020, between Omeros Corporation and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 from the Company’s Current Report on Form 8-K filed on August 14, 2020)

4.2

First Supplemental Indenture, dated as of August 14, 2020, between Omeros Corporation and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to Exhibit 4.1 from the Company’s Current Report on Form 8-K filed on August 14, 2020)

4.3	Form of 5.25% Convertible Senior Note due 2026 (included in Exhibit 4.2)
10.1	Tenth Amendment to Lease Agreement, dated September 15, 2020, by and between Omeros Corporation and BMR-201 Elliott Avenue LLC
10.2	Form of Capped Call Confirmation (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on Form 8-K filed on August 14, 2020)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Link base Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.1	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)

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

OMEROS CORPORATION

Dated: November 9, 2020	/s/ Gregory A. Demopulos
Gregory A. Demopulos, M.D.
President, Chief Executive Officer and Chairman of the Board of Directors

Dated: November 9, 2020	/s/ Michael A. Jacobsen
Michael A. Jacobsen
Vice President, Finance, Chief Accounting Officer and Treasurer