Form 10-K
period 2020-12-31
OMEROS CORP
filed 2021-03-01
CIK 1285819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ⌧

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $762,308,158.

As of February 25, 2021, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 61,933,806.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement with respect to the 2021 Annual Meeting of Shareholders to be held June 4, 2021, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2020, are incorporated by reference into Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which are subject to the “safe harbor” created by those sections for such statements. Forward-looking statements are based on our management’s beliefs and assumptions and on currently available information. All statements other than statements of historical fact are “forward-looking statements.” Terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” and similar expressions and variations thereof are intended to identify forward-looking statements, but these terms are not the exclusive means of identifying such statements. Examples of these statements include, but are not limited to, statements regarding:

●	our estimates regarding how long our existing cash, cash equivalents, short-term investments and revenues will fund our anticipated operating expenses, capital expenditures and debt service obligations;
●	our expectations related to demand for OMIDRIA from wholesalers, ambulatory surgery centers (“ASCs”), and hospitals, and our expectations regarding OMIDRIA product sales;
●	the severity and duration of the impact of the COVID-19 pandemic on our business, operations, clinical programs and financial results;
●	our expectations related to separate payment for OMIDRIA® (phenylephrine and ketorolac intraocular solution) 1%/0.3% from the Centers for Medicare & Medicaid Services (“CMS”) and CMS’ separate payment policy for non-opioid pain management surgical drugs, and our expectations regarding reimbursement coverage for OMIDRIA by commercial and government payers;
●	our plans for marketing and distribution of OMIDRIA and our estimates of OMIDRIA chargebacks and rebates, distribution fees and product returns;
●	our expectations regarding the clinical, therapeutic and competitive benefits and importance of OMIDRIA and our product candidates;
●	our ability to design, initiate and/or successfully complete clinical trials and other studies for our products and product candidates and our plans and expectations regarding our ongoing or planned clinical trials, including for our lead MASP-2 inhibitor, narsoplimab, and for our other investigational candidates, including OMS527 and OMS906;
●	our plans and expectations regarding development of narsoplimab for the treatment of critically ill COVID-19 patients, including statements regarding the therapeutic potential of narsoplimab for the treatment of COVID-19, discussions with government agencies regarding narsoplimab for the treatment of COVID-19, expectations for the treatment of additional COVID-19 patients in clinical trials or other settings and our expectations for receiving any regulatory approval or authorization from FDA or other regulatory body for narsoplimab in the treatment of COVID-19 patients;
●	with respect to our narsoplimab clinical programs, our expectations regarding: whether enrollment in any ongoing or planned clinical trial will proceed as expected; whether we can capitalize on the financial and regulatory incentives provided by orphan drug designations granted by the U.S. Food and Drug Administration (“FDA”), the European Commission (“EC”), or the European Medicines Agency (“EMA”); and whether we can capitalize on the regulatory incentives provided by fast-track or breakthrough therapy designations granted by FDA;

i

●	our expectations regarding clinical plans and anticipated or potential paths to regulatory approval of narsoplimab by FDA and EMA in hematopoietic stem cell transplant-associated thrombotic microangiopathy (“HSCT-TMA”), immunoglobulin A (“IgA”) nephropathy, and atypical hemolytic uremic syndrome (“aHUS”);
●	whether FDA will approve the BLA for narsoplimab in HSCT-TMA;
●	whether and when a marketing authorization application (“MAA”) may be filed with the EMA for narsoplimab in any indication, and whether the EMA will grant approval for narsoplimab in any indication;
●	our plans for the commercial launch of narsoplimab following any regulatory approval and our estimates and expectations regarding coverage and reimbursement for any approved products;
●	our expectation that we will rely on contract manufacturers to manufacture OMIDRIA and narsoplimab, if approved, for commercial sale and to manufacture our product candidates for purposes of clinical supply and in anticipation of potential commercialization;
●	our ability to raise additional capital through the capital markets or through one or more corporate partnerships, equity offerings, debt financings, collaborations, licensing arrangements or asset sales;
●	our expectations about the commercial competition that OMIDRIA and our product candidates, if commercialized, face or may face;
●	the expected course and costs of existing claims, legal proceedings and administrative actions, our involvement in potential claims, legal proceedings and administrative actions, and the merits, potential outcomes and effects of both existing and potential claims, legal proceedings and administrative actions, as well as regulatory determinations, on our business, prospects, financial condition and results of operations;
●	the extent of protection that our patents provide and that our pending patent applications will provide, if patents are issued from such applications, for our technologies, programs, products and product candidates;
●	the factors on which we base our estimates for accounting purposes and our expectations regarding the effect of changes in accounting guidance or standards on our operating results; and
●	our expected financial position, performance, revenues, growth, costs and expenses, magnitude of net losses and the availability of resources.

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

ii

OMEROS CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2020

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

Our drug product OMIDRIA® is marketed in the United States for use during cataract surgery or intraocular lens replacement for adult and pediatric patients. Our drug candidate narsoplimab is the subject of a biologics license application (“BLA”) under priority review by the U.S. Food and Drug Administration (“FDA”) for the treatment of hematopoietic stem cell transplant-associated thrombotic microangiopathy (“HSCT-TMA”). We also have multiple Phase 3 and Phase 2 clinical-stage development programs in our pipeline, which are focused on: complement-mediated disorders, including immunoglobulin A (“IgA”) nephropathy, atypical hemolytic uremic syndrome (“aHUS”) and COVID-19. We have also initiated a Phase 1 clinical program for our MASP-3 inhibitor OMS906 targeting the alternative pathway of complement and have successfully completed a Phase 1 study in our phosphodiesterase 7 (“PDE7”) program focused on addiction. In addition, we have a diverse group of preclinical programs, including GPR174, a novel target in immuno-oncology that modulates a new cancer immunity axis that we discovered. Small-molecule and antibody inhibitors of GPR174 are part of our proprietary G protein-coupled receptor (“GPCR”) platform through which we control 54 GPCR drug targets and their corresponding compounds. We also possess a proprietary-asset-enabled antibody-generating technology. We have retained control of all commercial rights for OMIDRIA and each of our product candidates and programs.

Commercial Product -- OMIDRIA® (phenylephrine and ketorolac intraocular solution) 1%/0.3%

Overview. OMIDRIA is approved by FDA for use during cataract surgery or intraocular lens (“IOL”) replacement to maintain pupil size by preventing intraoperative miosis (pupil constriction) and to reduce postoperative ocular pain. Outside the U.S., we have received approval from the European Commission (“EC”) to market OMIDRIA in the European Economic Area (“EEA”), for use during cataract surgery and other IOL replacement procedures for maintenance of intraoperative mydriasis (pupil dilation), prevention of intraoperative miosis and reduction of acute postoperative ocular pain.

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

United States. We launched OMIDRIA in the U.S. in the second quarter of 2015 and sell OMIDRIA primarily through wholesalers which, in turn, sell to ASCs and hospitals. CMS, the federal agency responsible for administering the Medicare program, granted transitional pass-through reimbursement status for OMIDRIA in 2014, effective from January 1, 2015 through December 31, 2017 and, in March 2018, Congress extended pass-through reimbursement status for a small number of drugs, including OMIDRIA, for an additional two years, running from October 1, 2018 through September 30, 2020. Pass-through status allows for separate payment (i.e., outside the packaged payment rate for the surgical procedure) under Medicare Part B. In CMS’ CY2021 Hospital Outpatient Prospective Payment System (HOPPS) and Ambulatory Surgical Center (ASC) Payment System Final Rule, CMS confirmed that OMIDRIA, as an otherwise policy packaged drug following OMIDRIA’s expiration of pass-through status on October 1, 2020, qualifies for separate payment when used on Medicare Part B patients in the ASC setting under CMS’ policy for non-opioid pain management surgical drugs. CMS made separate payment for OMIDRIA effective retroactively as of October 1, 2020. CMS’ current non-opioid separate payment policy and, as a result, separate payment for OMIDRIA thereunder, like other CMS policies in the OPPS and ASC systems, can be changed by CMS through its OPPS/ASC annual rulemaking and comment process. We believe that CMS will continue its separate payment policy for non-opioid pain management surgical drugs, which has been in effect since 2019, and that OMIDRIA will continue to be separately reimbursed when used in the ASC setting.

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

European Union and other International Territories. In July 2018, we placed OMIDRIA on the market in the European Union (“EU”) on a limited basis and continue to maintain the ongoing validity of the Marketing Authorization for OMIDRIA in EU member states and EEA countries. Decisions about price and reimbursement for OMIDRIA are made on a country-by-country basis and may be required before marketing may occur in a particular country. At this time we do not expect to see significant sales of OMIDRIA in any countries within the EEA or other international territories if we are unable to complete a broad sales launch in any such country either independently or through partnerships for the marketing and distribution of OMIDRIA.

Our Product Candidates and Development Programs

Our clinical product candidates consist of the following:

Product Candidate/Program	Targeted Disease(s)	Development Status	Next Expected Milestone	Worldwide Rights
Clinical
Narsoplimab (OMS721/MASP-2) - Lectin Pathway Disorders	Hematopoietic Stem-Cell Transplant-Associated Thrombotic Microangiopathy (HSCT-TMA)	Pivotal Trial Complete; BLA under priority review	FDA’s PDUFA Action Date July 17, 2021	Omeros (In-licensed)
Narsoplimab (OMS721/MASP-2) - Lectin Pathway Disorders	Immunoglobulin A Nephropathy (IgAN)	Phase 3	Complete Phase 3 patient enrollment or perform 36-week assessment of proteinuria	Omeros (In-licensed)
Narsoplimab (OMS721/MASP-2) - Lectin Pathway Disorders	Atypical Hemolytic Uremic Syndrome (aHUS)	Phase 3	Complete Phase 3 patient enrollment	Omeros (In-licensed)
Narsoplimab (OMS721/MASP-2) - Lectin Pathway Disorders	Lupus Nephritis and other renal diseases	Phase 2	Determine whether to initiate Phase 3 program	Omeros (In-licensed)
Narsoplimab (OMS721/MASP-2)	Severe COVID-19 requiring mechanical ventilation	Phase 3	Complete clinical trial and/or obtain regulatory authorization	Omeros (In-licensed)
PDE7 (OMS527)	Addictions and compulsive disorders; movement disorders	Phase 1	Advance clinical development pending availability of resources	Omeros (Compounds In-licensed)
MASP-3 (OMS906) - Alternative Pathway Disorders	Paroxysmal Nocturnal Hemoglobinuria (PNH) and other alternative pathway disorders	Phase 1	Read out Phase 1 clinical trial data and initiate Phase 2 trial	Omeros
PPARγ (OMS405) - Addiction	Opioid and nicotine addiction	Phase 2	Further refine development path	Omeros

Our pipeline of development programs consists of the following:

Product Candidate/Program	Targeted Disease(s)	Development Status	Next Expected Milestone	Worldwide Rights
Preclinical / Platform
MASP-2 - Small- Molecule Inhibitors	aHUS, IgAN, HSCT-TMA and age-related macular degeneration	Preclinical	Optimize compounds	Omeros (In-licensed)
MASP-2 – Second Generation Antibody	Long-acting second generation antibody targeting lectin pathway disorders	Preclinical	Complete preclinical toxicology studies and manufacturing scale-up; submit IND and/or CTA to initiate clinical trials	Omeros
MASP-3 - Small- Molecule Inhibitors	PNH and other alternative pathway disorders	Preclinical	Continue medicinal chemistry and advance co-crystallization efforts	Omeros
GPR174	Immuno-oncologic and wide range of tumors	Preclinical	Optimize compounds	Omeros
GPCR Platform, including GPR151, GPR161, and other Class A Orphan GPCRs	Immunologic, Immuno-oncologic, metabolic, CNS, cardiovascular, musculoskeletal & other disorders	Preclinical	Continue drug discovery and selected medicinal chemistry for Class A Orphan GPCRs	Omeros

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

Our proprietary, patented lead human monoclonal antibody targeting MASP-2, which we have referred to as OMS721, has been assigned the nonproprietary name narsoplimab. The current development focus for narsoplimab is diseases in which the lectin pathway has been shown to contribute to significant tissue injury and pathology. When not treated, these diseases are typically characterized by significant end organ injuries, such as kidney or central nervous system injury. We have completed our pivotal clinical trial for narsoplimab in HSCT-TMA, and Phase 3 clinical programs are in process for narsoplimab in IgA nephropathy and aHUS. Narsoplimab is also being evaluated for treatment of COVID-19 in an adaptive platform trial and has been used under compassionate use to treat COVID-19 patients in Italy and in the U.S.

Thrombotic Microangiopathies

HSCT-TMA. In November 2020, we completed the rolling submission to FDA of our BLA for narsoplimab for the treatment of HSCT-TMA, a frequently lethal complication of HSCT. The BLA has been accepted for filing by FDA and granted priority review with an FDA action date under the Prescription Drug User Fee Act (“PDUFA”) of July 17, 2021.

In October 2020, we reported final clinical data from our pivotal trial of narsoplimab in HSCT-TMA. The single-arm, open-label trial included safety and efficacy endpoints that were previously agreed to with FDA. These endpoints were assessed for (1) all 28 patients who received at least one dose of narsoplimab and (2) patients who received the protocol-specified dosing of at least four weeks of narsoplimab.

The primary efficacy endpoint in the trial was the proportion of patients who achieved designated “responder” status based on improvement in HSCT-TMA laboratory markers and clinical status. This is referred to as the “complete response rate.” The primary laboratory markers that were evaluated were platelet count and lactate dehydrogenase (“LDH”), levels, while improvement in clinical status was evaluated based on organ function and transfusions. Each patient was required to show improvement in both laboratory markers and clinical status to be considered a responder. All others were considered non-responders.

Among patients who received at least one dose of narsoplimab, the complete response rate was 61% (95% confidence interval [CI] 40.6 to 78.5; p<0.0001), while the complete response rate among patients who received the protocol-specified narsoplimab treatment of at least four weeks of dosing was 74% (95% CI 51.6 to 89.8; p<0.0001). The response rates and their respective lower levels of the 95% confidence intervals are a multiple of the pre-specified efficacy threshold of 15%.

Secondary endpoints in the trial were survival rates and change from baseline in HSCT-TMA laboratory markers. Among all treated patients, 68% survived for at least 100 days following HSCT-TMA diagnosis, while 83% of patients who received treatment for at least four weeks and 94% of the responders achieved this endpoint. Median overall survival was 274 days among all patients and 361 days among patients who received the protocol-specified treatment of at least four weeks. Median survival could not be estimated for responders because more than half of the responders were alive at last follow-up. Results also included statistically significant improvements in platelet count, LDH and haptoglobin. The treated population had multiple high-risk features that portend a poor outcome, including the persistence of HSCT-TMA despite modification of immunosuppression (which was a criterion for entry into the trial), graft-versus-host disease, significant infections, non-infectious pulmonary complications and neurological findings. The most common adverse events observed in the trial were nausea, vomiting, diarrhea, hypokalemia, neutropenia and fever, which are all common in stem-cell transplant patients. Six deaths occurred during the trial. These were due to sepsis, progression of the underlying disease, and graft-versus-host disease with TMA. All of these are common causes of death in this patient population.

In Europe, the EMA has confirmed narsoplimab’s eligibility for EMA’s centralized review of a single MAA that, if approved, authorizes the product to be marketed in all EU member states and EEA countries. We are targeting to complete our MAA submission in 2021.

In the U.S., FDA has granted narsoplimab (1) breakthrough therapy designation in patients who have persistent TMA despite modification of immunosuppressive therapy, (2) priority review for the HSCT-TMA BLA, (3) orphan drug designation for the prevention (inhibition) of complement-mediated TMAs, and (4) orphan drug designation for the treatment of HSCT-TMA. The EC also granted narsoplimab designation as an orphan medicinal product for treatment in hematopoietic stem cell transplantation.

aHUS. We have an ongoing Phase 3 clinical program in patients with aHUS with active sites in the U.S., Europe and Asia. The single-arm, open-label Phase 3 clinical trial in patients with newly diagnosed or ongoing aHUS is enrolling. This trial is targeting approximately 40 patients for EU approval and U.S. accelerated approval with 80 patients required for full approval in the U.S. The trial includes multiple sites in the U.S., Asia and Europe, and is actively enrolling, though enrollment has been slowed in part due to prioritizing the use of resources within our narsoplimab programs on HSCT-TMA, IgA nephropathy, and COVID-19. Dosing consists of an initial IV loading followed by daily subcutaneous dosing. Based on discussions with FDA and the EMA, we expect that the clinical package for the BLA would be similar to that which formed the basis of approval for Soliris® (eculizumab), which is marketed by Alexion Pharmaceuticals, Inc.

The FDA has granted to narsoplimab orphan drug designation for the prevention (inhibition) of complement-mediated TMAs and fast-track designation for the treatment of patients with aHUS.

Renal Disease

Phase 3 Program - IgA Nephropathy. Patient enrollment is ongoing in our Phase 3 clinical trial evaluating narsoplimab in IgA nephropathy, which is referred to as ARTEMIS-IGAN. The single Phase 3 trial design is a randomized, double-blind, placebo-controlled multicenter trial in patients at least 18 years of age with biopsy-confirmed IgA nephropathy and with 24-hour urine protein excretion greater than 1 g/day at baseline on optimized renin-angiotensin system blockade. This trial includes a run-in period. Initially, patients are expected to receive an IV dose of study drug each week for 12 weeks; additional weekly dosing can be administered to achieve optimal response. The primary endpoint, which could suffice for full or accelerated approval depending on the effect size, is reduction in proteinuria at 36 weeks after the start of dosing. The trial is designed to allow intra-trial adjustment in sample size. For the purposes of safety and efficacy assessments, the initial sample size for the proteinuria endpoint is estimated at 140 patients in each of the treatment and placebo groups. This will include a subset of patients with high levels of proteinuria (i.e., equal to or greater than 2 g/day) at baseline, and a substantial improvement at 36 weeks in this subset of patients alone could potentially form the basis for approval. We believe that the trial design will allow assessment for either full or accelerated approval at 36 weeks based on proteinuria results either (1) across the general population of study patients or (2) in the high-proteinuria subset of patients. In the event of full approval, estimated glomerular filtration rate (“eGFR”) becomes a safety endpoint only. In the event that the primary endpoint at 36 weeks results in accelerated approval from FDA, change in eGFR is expected to be assessed at approximately two years after the start of dosing. These eGFR data, if satisfactory, would then likely form the basis for full approval. In response to investigators’ concerns about extended withholding of narsoplimab treatment from any high-proteinuria patient initially randomized to the placebo-treated group, FDA will allow patients in that sub-population open-label treatment with narsoplimab after at least 1 year of blinded treatment.

In the U.S., narsoplimab has received breakthrough therapy and orphan drug designations from FDA for the treatment of IgA nephropathy. In Europe, narsoplimab has received orphan drug designation from the EMA in patients with IgA nephropathy.

Phase 2 Clinical Trial - Renal Diseases. We have been conducting a Phase 2 clinical trial in patients with complement-associated renal diseases, specifically designed to cover: (1) IgA nephropathy; (2) membranous nephropathy; and (3) lupus nephritis. An initial open-label cohort of patients completed treatment in May 2017. In August 2020, a manuscript detailing the results of the Phase 2 clinical trial in patients with IgA nephropathy was published in the peer-reviewed journal Kidney International Reports.

COVID-19. In March 2020, in response to a request from physicians at the Papa Giovanni XXIII Hospital in Bergamo, Italy, we initiated a compassionate use program for narsoplimab to treat patients with severe COVID-19 requiring mechanical ventilation.

The initial cohort treated under this compassionate use program included a total of six COVID-19 patients treated with narsoplimab under compassionate use, all with acute respiratory distress syndrome (“ARDS”) and requiring continuous positive airway pressure (“CPAP”) or intubation. At baseline, circulating endothelial cell (“CEC”) counts and serum levels of interleukin-6 (“IL-6”), interleukin-8 (“IL-8”), C-reactive protein (“CRP”), LDH, D-dimer and aspartate aminotransferase (“AST”) were markedly elevated. During the course of the compassionate use program, institutional guidelines at the treating hospital were updated to require that all COVID-19 patients in the hospital receive steroids. One patient treated with narsoplimab did not receive steroids. Of the five narsoplimab-treated patients who received steroids, two initiated them after already improving such that CPAP was no longer required or was discontinued the following day. The study evaluated CEC counts in a separate group of four patients receiving only steroids for a short duration, and the counts were found to be unaffected by steroid administration. This suggests that any beneficial effect of steroids on COVID-19-associated endothelial damage may be delayed and had little effect on the recovery course of the narsoplimab-treated patients who initiated steroid treatment after improving.

Narsoplimab treatment was associated with rapid and sustained reduction across all of these markers of endothelial damage and inflammation. In addition, massive bilateral pulmonary thromboses, seen in two of the patients, resolved while on narsoplimab. All six narsoplimab-treated patients recovered, survived and were discharged. Narsoplimab was well tolerated and no adverse drug reactions were reported. Two control groups with similar baseline characteristics were used for retrospective comparison, both showing substantial mortality rates of 32% and 53%. A manuscript detailing the results of the initial cohort of Bergamo patients treated with narsoplimab was published in the peer-reviewed journal Immunobiology.

All six patients were evaluated five to six months after cessation of narsoplimab treatment. None of them showed any clinical or laboratory evidence of long-term effects of COVID-19, such as cognitive impairment or cardiac, pulmonary or other organ disorder, commonly seen following resolution of initial COVID-19 symptoms.

Endothelial damage and resultant thromboses are significant to the pathophysiology of COVID-19, and we believe these data illustrate the importance of inhibiting the lectin pathway to treat critically ill COVID-19 patients. Endothelial damage activates the lectin pathway of complement. We believe the results observed following narsoplimab treatment in critically ill COVID-19 patients at Papa Giovanni were consistent with those seen in HSCT-TMA and underscore the pathophysiologic similarities between these two disorders. Narsoplimab has been shown to inhibit lectin pathway activation and to block the MASP-2-mediated conversion of prothrombin to thrombin, microvascular injury-associated thrombus formation and the activation of factor XII as well as the MASP-2-mediated activation of kallikrein. We believe that the anticoagulant effects of narsoplimab may provide therapeutic benefits in both HSCT-TMA and COVID-19.

Following treatment of the initial six patients under the compassionate use program in Italy, we have continued compassionate-use treatment with nine more patients in Italy and four patients in the U.S. All of these patients prior to receiving narsoplimab were severely ill, intubated, had multiple comorbidities, and had failed other therapies, including anti-virals, targeted anti-inflammatory therapeutics, convalescent plasma and steroids. Following treatment with narsoplimab, the laboratory improvements and clinical outcomes of these patients are similar to those seen in the initial cohort of Bergamo patients.

Narsoplimab is also the only complement inhibitor included in the I-SPY COVID-19 platform trial sponsored by Quantum Leap Healthcare Collaborative, which is evaluating drugs and investigational products for the treatment of critically ill COVID-19 patients. The trial utilizes Quantum Leap Healthcare Collaborative's adaptive platform trial design, which is intended to increase trial efficiency by minimizing the number of participants and time required to evaluate potential treatments.

Discussions regarding the use of narsoplimab in COVID-19 with leaders across various U.S. government agencies as well as international regulatory authorities and global healthcare organizations continue to progress.

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

MASP-3 Program - OMS906 - Alternative Pathway Disorders

Overview. As part of our MASP program, we have identified mannan-binding lectin-associated serine protease 3 (“MASP-3”), which has been shown to be the key activator of the complement system’s alternative pathway (“APC”), and we believe that we are the first to make this and related discoveries associated with the APC. The complement system is part of the immune system’s innate response, and the APC is considered the amplification loop within the complement system. MASP-3 is responsible for the conversion of pro-factor D to factor D; converted factor D is necessary for the activation of the APC. Based on our alternative pathway-related discoveries, we have expanded our intellectual property position to protect our inventions stemming from these discoveries beyond MASP-2 associated inhibition of the lectin pathway to include inhibition of the alternative pathway. Our current primary focus in this program is developing MASP-3 inhibitors for the treatment of disorders related to the APC. We believe that MASP-3 inhibitors have the potential to treat patients suffering from a wide range of diseases and conditions, including: paroxysmal nocturnal hemoglobinuria (“PNH”); multiple sclerosis; neuromyelitis optica; age-related macular degeneration; Alzheimer’s disease; systemic lupus erythematosus; diabetic retinopathy; chronic obstructive pulmonary disease; antineutrophil cytoplasmic antibody-associated vasculitis; anti-phospholipid syndrome; atherosclerosis; myasthenia gravis and others. Our OMS906 monoclonal antibody program has generated positive data in a well-established animal model associated with PNH as well as strong pharmacodynamic activity in non-human primates. The program has also generated positive data in a well-established animal model of arthritis.

In September 2020 we began enrollment and dosing in a placebo-controlled, double-blind, single-ascending-dose and multiple-ascending-dose Phase 1 clinical trial to evaluate the safety, tolerability, pharmacodynamics and pharmacokinetics of OMS906. We have completed all of the intravenous dosing cohorts in the single-ascending-dose study and expect to begin subcutaneous dosing in March 2021. Initial data from the Phase 1 trial are expected in the second quarter of 2021.

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

In September 2019, we reported positive results from our completed Phase 1 clinical trial designed to assess the safety, tolerability and pharmacokinetics of the compound in healthy subjects. In the double blind, randomized Phase 1 study, the study drug, referred to as OMS182399, met the primary endpoints of safety and tolerability and showed a favorable and dose-proportional pharmacokinetic profile supporting once-daily dosing. There was no apparent food effect on plasma exposure to OMS182399. Continued clinical development in our PDE7 program is subject to allocation of financial and other resources, which are currently prioritized for other programs.

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

Clinical trials. Our collaborators at The New York State Psychiatric Institute have completed two Phase 2 clinical trials related to our PPARγ program. These studies evaluated a PPARγ agonist, alone or in combination with other agents, for treatment of addiction to heroin and to nicotine. The published results of the heroin study demonstrated that, although not altering the reinforcing or positive subjective effects of heroin, the PPARγ agonist significantly reduced heroin craving and overall anxiety. The National Institute on Drug Abuse provided substantially all of the funding for these clinical trials and solely oversaw the conduct of these trials. We have the right or expect to be able to reference the data obtained from these studies for subsequent submissions to FDA and continue to retain all other rights in connection with the PPARγ program. We have also reported positive results (i.e., decreased cravings and protection of brain white matter) from a Phase 2 clinical trial conducted by an independent investigator evaluating the effects of a PPARγ agonist in patients with cocaine use disorder.

An investigator-sponsored study on the prevention of relapse following treatment of cocaine use disorder is expected to begin enrolling in March 2021. The study is funded by the National Institute on Drug Abuse (“NIDA”).

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

To our knowledge, Omeros’ technology is the first commercially viable technology capable of identifying ligands of orphan GPCRs in high throughput. We have developed a proprietary cellular redistribution assay (“CRA”), which we use in a high-throughput manner to identify synthetic ligands, including antagonists, agonists and inverse agonists, that bind to and affect the function of orphan GPCRs. We have screened Class A orphan GPCRs against our small-molecule chemical libraries using the CRA. As of December 31, 2020, we had identified and confirmed compounds that interact with 54 of the 81 Class A orphan GPCRs linked to a wide range of indications including cancer as well as metabolic, cardiovascular, immunologic, inflammatory and central nervous system disorders.

One of our priorities in this program is GPR174, which is involved in the modulation of the immune system. In ex vivo human studies, our small-molecule inhibitors targeting GPR174 upregulate the production of cytokines, block multiple checkpoints and tumor promoters, and suppress regulatory T-cells. Based on our data, we believe that GPR174 controls a major pathway in cancer and modulation of the receptor could provide a seminal advance in immuno-oncologic treatments for a wide range of tumors. Our recent discoveries suggest a new approach to cancer immunotherapy that targets inhibition of GPR174 and can be combined with and significantly improve the tumor-killing effects of adenosine pathway inhibitors. These discoveries include (1) identification of cancer-immunity pathways controlled by GPR174, (2) the identification of phosphatidylserine as a natural ligand for GPR174, (3) a collection of novel small-molecule inhibitors of GPR174 and (4) a synergistic enhancement of “tumor-fighting” cytokine production by T cells following the combined inhibition of both GPR174 and the adenosine pathway, another key metabolic pathway that regulates tumor immunity. In November 2019, we announced that our studies in mouse models of melanoma and colon carcinoma found that GPR174-deficiency resulted in significantly reduced tumor growth and improved survival of the animals versus normal mice. We are developing both small-molecule and antibody inhibitors of GPR174 with the objective of moving compounds into human trials and exploring several of our other GPCR targets as well.

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

With respect to OMIDRIA in the U.S., we have developed our own internal marketing and sales capabilities and, as of December 31, 2020, we employed 63 sales and reimbursement team members. In July 2018 we placed OMIDRIA on the market in the EU on a limited basis, which maintained the ongoing validity of the European marketing authorization for OMIDRIA for a period of three years and we expect to continue to market the product within Europe on a limited basis for purposes of maintaining the marketing authorization. At this time we do not expect to generate, in the near-term, significant sales of OMIDRIA outside of the U.S.

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

In the U.S., we sell OMIDRIA through a limited number of wholesalers that distribute the product to ASCs and hospitals. Title transfers upon delivery of OMIDRIA to the wholesaler. We use a single third-party logistics provider to handle warehousing and final packaging of our commercial supply of OMIDRIA in the U.S. and to ship OMIDRIA to our wholesalers. Our third-party logistics provider also performs certain support services on our behalf. Virtually all of our revenues for the last three fiscal years were generated from OMIDRIA product sales in the U.S. Our four major distributors--AmerisourceBergen Corporation, Cardinal Health, Inc., McKesson Corporation and FFF Enterprises, Inc.--together with entities under their common control each accounted for 10% or more, and nearly 100% in aggregate, of our total revenue in 2020. For additional information regarding our major customers, see Part II, Item 8, “Note 2—Significant Accounting Policies” to our Consolidated Financial Statements in this Annual Report on Form 10 K

Product Candidates. We have laboratories in-house for analytical method development, bioanalytical testing, formulation, stability testing and small-scale compounding of laboratory supplies of product candidates. We utilize contract manufacturers to produce sufficient quantities of product candidates for use in preclinical and clinical studies and to store and distribute our product candidates. We require manufacturers that produce APIs and finished drug products for clinical use to operate in accordance with cGMPs and all other applicable laws and regulations. We anticipate that we will rely on contract manufacturers to develop and manufacture our product candidates for commercial sale. We maintain agreements with potential and existing manufacturers that include confidentiality and intellectual property provisions to protect our proprietary rights related to our product candidates.

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

The initial term of the agreement expires five years after the first commercial sale of narsoplimab in either the U.S. or EU and is subject to automatic renewal for an additional four-year term unless we provide notice of non-renewal at least three years prior to the end of the initial term. In addition, either party may terminate the agreement, subject to applicable notice and cure periods under certain circumstances. Other than our agreement for commercial supply of narsoplimab, we have not yet entered into a commercial supply agreement for any of our product candidates.

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

Competition

Overview. The pharmaceutical and biotechnology industry is highly competitive and characterized by a number of established, large pharmaceutical and biotechnology companies as well as smaller companies like ours. We expect to compete with other pharmaceutical and biotechnology companies, and our competitors may:

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

OMIDRIA. We are not aware of any product that directly competes with OMIDRIA and is FDA-approved for intraoperative delivery in irrigation solutions during surgical procedures; however, OMIDRIA could face competition from products that are delivered intraoperatively, but that do not include a non-steroidal anti-inflammatory agent, as well as from preoperative and postoperative treatments for mydriasis, pain or inflammation. Our primary competition for OMIDRIA comes from surgeons’ current practices, which may include use of products obtained from distributors or compounding pharmacies at a relatively low cost. Title I (the “Compounding Quality Act”) of the Drug Quality and Security Act, which was enacted in November 2013, added Section 503B to the FDCA establishing a distinct category of drug compounders known as “outsourcing facilities.” Among other provisions, the Compounding Quality Act imposes restrictions on the materials that may be compounded at registered outsourcing facilities and traditional compounders and places conditions on the compounding of bulk substances. Surgeons may perceive that, since the enactment of the Compounding Quality Act, compounding pharmacies, particularly those that are registered as “outsourcing facilities,” are subject to rigorous regulatory oversight that assures the safety and manufacturing quality of compounded products, notwithstanding the relatively high frequency of recall events, warning letters and findings of unsanitary conditions issued by FDA following inspection of registered outsourcing facilities. In addition, we anticipate that there are some surgeons who do not use intraoperative mydriatics and may not agree with the value proposition of maintaining pupil dilation and inhibiting miosis during the procedure, or with the use of a nonsteroidal anti-inflammatory drug intraoperatively to inhibit inflammation, prevent miosis and reduce postoperative pain. Although we are not aware of any companies developing similar approaches for maintenance of intraoperative pupil size and postoperative pain reduction as an FDA-approved product, such strategies may develop. In Europe, an inexpensive mydriatic and local anesthetic combination product is available but, unlike OMIDRIA, this product does not include an anti-inflammatory agent.

Product Candidates, Development Programs and Platforms. With respect to our development of therapeutics targeting complement-mediated disorders, there are multiple companies developing potential therapies targeting the complement system, although none of these potential therapies, to our knowledge, selectively inhibit the lectin pathway. Soliris® (eculizumab) and Ultomiris® (ravulizumab-cwvz) are monoclonal complement inhibitors administered intravenously and approved for commercial use with which our lead MASP-2 inhibitor, narsoplimab (OMS721), and/or our MASP-3 inhibitor OMS906 will compete, if either is approved for any indication(s) for which Soliris® and/or Ultomiris® are also approved. Alexion Pharmaceuticals, Inc., the manufacturer of Soliris® and Ultomiris®, initiated a Phase 3 trial of Ultomiris® for HSCT-TMA in the fourth quarter of 2020.

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

As of February 10, 2021, we owned or held worldwide exclusive licenses to a total of 82 issued patents and 68 pending patent applications in the U.S. and 1,161 issued patents and 582 pending patent applications in foreign markets directed to therapeutic compositions and methods related to our research and development programs. For each program, our decision to seek patent protection in specific foreign markets, in addition to the U.S., is based on many factors, including one or more of the following: our available resources, the size of the commercial market, the presence of a potential competitor or a contract manufacturer in the market and whether the legal authorities in the market effectively enforce patent rights.

●	OMIDRIA-Ophthalmology. OMIDRIA is encompassed by our PharmacoSurgery patent portfolio. The relevant patents and patent applications in this portfolio are directed to combinations of agents, generic and/or proprietary to us or to others, drawn from therapeutic classes such as pain and inflammation inhibitory agents, mydriatic agents and agents that reduce intraocular pressure, delivered locally and intraoperatively to the site of ophthalmological procedures, including cataract and lens replacement surgery. As of February 10, 2021, we owned eight issued U.S. patents and three pending U.S. patent applications and 99 issued patents and 55 pending patent applications in foreign markets that are directed to OMIDRIA. Our OMIDRIA patents have terms that will expire as late as October 23, 2033 and, if currently pending patent applications are issued, as late as November 30, 2035.

●	MASP-2 Program - Narsoplimab (OMS721). We hold worldwide exclusive licenses to rights in connection with MASP-2, the antibodies targeting MASP-2 and the therapeutic applications for those antibodies from the University of Leicester, MRC and Helion. As of February 10, 2021, we exclusively controlled 24 issued patents and 40 pending patent applications in the U.S., and 568 issued patents and 385 pending patent applications in foreign markets, related to our MASP-2 program. Our MASP-2 and narsoplimab patents have terms that will expire as late as 2037 and, if currently pending patent applications are issued, as late as 2040.
●	MASP-3 Program - OMS906. We own and exclusively control under a license from the University of Leicester all rights to methods of treating various disorders and diseases by inhibiting MASP-3. As of February 10, 2021, we exclusively controlled two issued patents and five pending patent applications in the U.S. and 81 issued and 87 pending patent applications in foreign markets that are related to our MASP-3 program.
●	PPARγ Program - OMS405. As of February 10, 2021, we owned two issued patents and one pending patent application in the U.S., and 35 issued patents and 11 pending patent applications in foreign markets, directed to our discoveries linking PPARγ and addictive disorders.
●	PDE7 Program - OMS527. As of February 10, 2021, we owned two issued patents and one pending patent application in the U.S., and 61 issued patents and three pending patent applications in foreign markets directed to our discoveries linking PDE7 to movement disorders, as well as one issued patent and two pending patent applications in the U.S., and 49 issued patents and 13 pending patent applications in foreign markets directed to the link between PDE7 and addiction and compulsive disorders. Additionally, under a license from Daiichi Sankyo, we exclusively control rights to three issued U.S. patents and 61 issued and one pending patent application in foreign markets that are directed to proprietary PDE7 inhibitors. For a more detailed description of our agreement with Daiichi Sankyo, see “License and Development Agreements” below.
●	GPCR Platform. As of February 10, 2021, we owned seven issued patents and 12 pending patent applications in the U.S., and 56 issued patents and one pending patent application in foreign markets, which are directed to previously unknown links between specific molecular targets in the brain and a series of CNS disorders, to our CRA and to other research tools that are used in our GPCR program, and to orphan GPCRs and other GPCRs for which we have identified functionally interacting compounds using our CRA. Two of the pending patent applications in the U.S. and the pending patent application in foreign markets are directed to GPR174.

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

In the U.S., our products and product candidates are regulated by FDA as drugs or biologics under the FDCA and implementing regulations and under the Public Health Service Act (“PHSA”). In Europe, our products and product candidates are regulated by the EMA and national medicines regulators under the rules governing medicinal products in the EU as well as national regulations in individual countries. OMIDRIA has received marketing approval from FDA and from the applicable regulatory authorities in the EU. Our product candidates are in various stages of testing and none of our product candidates has received marketing approval from FDA or the applicable regulatory authorities in the EU.

The steps required before a product may be approved for marketing by FDA, or the applicable regulatory authorities outside of the U.S., typically include the following:

●	formulation development and manufacturing process development;
●	preclinical laboratory and animal testing;
●	submission to FDA of an Investigational New Drug application (“IND”) for human clinical testing, which must become effective before human clinical trials may begin; and in countries outside the U.S., a Clinical Trial Application (“CTA”), is filed according to the country’s local regulations;
●	adequate and well-controlled human clinical trials to establish the efficacy and safety of the product for each indication for which approval is sought;
●	adequate assessment of drug product stability to determine shelf life/expiry dating;
●	in the U.S., submission to FDA of a New Drug Application (“NDA”), in the case of a drug product, or a BLA in the case of a biologic product and, in Europe, submission to the EMA or a national regulatory authority of an MAA;
●	satisfactory completion of inspections of one or more clinical sites at which clinical trials with the product were carried out and of the manufacturing facility or facilities at which the product is produced to assess compliance with Good Clinical Practices (“GCPs”), and cGMPs; and
●	FDA review and approval of an NDA or BLA, or review and approval of an MAA by the applicable regulatory authorities in the EU.

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

The IND/CTA Process. An IND or CTA must become effective before human clinical trials may begin. INDs are extensive submissions including, among other things, the results of the preclinical tests, together with manufacturing information and analytical data. In addition to including the results of the preclinical studies, the IND will also include one or more protocols for proposed clinical trials detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. An IND will become effective 30 days after receipt by FDA unless, before that time, FDA raises concerns or questions and imposes a clinical hold. In that event, the IND sponsor and FDA must resolve any outstanding FDA concerns or questions before the clinical hold is lifted and clinical trials can proceed. Similarly, a CTA must be cleared by the local independent ethics committee and competent authority prior to conducting a clinical trial in the country in which it was submitted. There can be no assurance that submission of an IND or CTA will result in authorization to commence clinical trials. Once an IND or CTA is in effect, there are certain reporting requirements.

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

We, our product development partners, institutional review boards or ethics committees, FDA or other regulatory authorities may suspend or terminate clinical trials at any time on various grounds, including a belief that the subjects are being exposed to an unacceptable health risk.

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

The Application Process. If the necessary clinical trials are successfully completed, the results of the preclinical trials and the clinical trials, together with other detailed information, including information on the manufacture and composition of the product, are submitted to FDA in the form of an NDA or a BLA, as applicable, and to the EMA or national regulators in the form of an MAA, requesting approval to market the product for a specified indication. In the EU, an MAA may be submitted to the EMA for review and, if the EMA gives a positive opinion, the EC may grant a marketing authorization that is valid across the EU (centralized procedure). Alternatively, an MAA may be submitted to one or more national regulators in the EU according to one of several national or decentralized procedures. The type of submission in Europe depends on various factors and must be cleared by the appropriate authority prior to submission. For most of our product candidates, the centralized procedure will be either mandatory or available as an option.

If the regulatory authority determines that the application is not acceptable, it may refuse to accept the application for filing and review, outlining the deficiencies in the application and specifying additional information needed to file the application. Notwithstanding the submission of any requested additional testing or information, the regulatory authority ultimately may decide that the proposed product is not safe or effective, or that the application does not otherwise satisfy the criteria for approval. In the U.S., to support an approval an NDA must demonstrate, among other things, that the proposed drug product is safe and effective, has a favorable benefit-risk profile, is manufactured in a way that preserves its identity, strength, purity and potency, and that its labeling is adequate and not false or misleading. A similar standard exists for BLAs. Before approving an NDA or BLA, or an MAA, FDA or the EMA, respectively, may inspect one or more of the clinical sites at which the clinical studies were conducted to ensure that GCPs were followed and may inspect facilities at which the product is manufactured to ensure satisfactory compliance with cGMP. The FDA may refer the NDA or BLA to an advisory committee for review and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendation. In addition, even if a product candidate satisfied its endpoints with statistical significance during clinical trials, FDA could determine that the overall balance of risks and benefits for the product candidate is not adequate to support approval, or only justifies approval for a narrow set of clinical uses and/or subject to restricted distribution or other burdensome post-approval requirements or limitations. If approval is obtained changes to the approved product such as adding new indications, manufacturing changes, or additional labeling claims will require submission of a supplemental application, referred to as a variation in the EU, or, in some instances, a new application, for further review and approval. The testing and approval process requires substantial time, effort, and financial resources, and we cannot be sure that any future approval will be granted on a timely basis, if at all.

Some of our drug products may be eligible for NDA submissions to FDA for approval under the Section 505(b)(2) process. Section 505(b)(2) applications are a type of NDA that may be submitted for drug products that represent a modification, such as a new indication or new dosage form, of a previously approved drug. Section 505(b)(2) applications may rely on FDA’s previous findings for the safety and effectiveness of the previously approved drug along with additional clinical data and information obtained by the 505(b)(2) applicant to support the modification of the previously approved drug. Preparing Section 505(b)(2) applications may be less costly and time-consuming than preparing an NDA that is based entirely on new data and information.

Some of our product candidates, such as those from our MASP-2 and MASP-3 programs, are considered biologics because they are derived from natural sources as opposed to being chemically synthesized. The added complexity associated with manufacturing biologics may result in additional monitoring of the manufacturing process and product changes.

In addition, we, our suppliers and our contract manufacturers are required to comply with extensive regulatory requirements both before and after approval. For example, we must establish a pharmacovigilance system and are required to report adverse reactions and production problems, if any, to the regulatory authorities. We must also comply with certain requirements concerning advertising and promotion for our products. The regulatory authorities may impose specific obligations as a condition of the marketing authorization, such as additional safety monitoring, or the conduct of additional clinical trials or post-marketing safety studies, or the imposition of a Risk Evaluation and Mitigation Strategy (“REMS”), which could include significant restrictions on distribution or use of the product. Also, quality control and manufacturing procedures must continue to conform to cGMPs after approval. Accordingly, manufacturers must continue to expend time, money, and effort in all areas of regulatory compliance, including production and quality control to comply with cGMPs. In addition, discovery of problems such as safety issues may result in changes in labeling or restrictions on a product manufacturer or marketing authorization holder, including removal of the product from the market.

Fast-Track and Priority Review Designations. Section 506(b) of the FDCA provides for the designation of a drug as a fast-track product if it is intended, whether alone or in combination with one or more other drugs, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. A program with fast-track status is afforded greater access to FDA for the purpose of expediting the product’s development, review and potential approval. Many products that receive fast-track designation are also considered appropriate to receive priority review, and their respective applications may be accepted by FDA as a rolling submission in which portions of an NDA or BLA are reviewed before the complete application is submitted. Together, these may reduce time of development and FDA review time. In Europe, products that are considered to be of major public health interest are eligible for accelerated assessment, which shortens the review period. The grant of fast-track status, priority review or accelerated assessment does not alter the standard regulatory requirements for obtaining marketing approval.

Breakthrough Therapy Designation. In 2012, Congress enacted the Food and Drug Administration Safety and Innovation Act. This law established a regulatory process allowing for increased interactions with FDA with the goal of expediting development and review of products designated as “breakthrough therapies.” A product may be designated as a breakthrough therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to breakthrough therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross-disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner.

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

Following accelerated approval, FDA requires that the company provide confirmatory evidence, which may include certain adequate and well-controlled post-marketing clinical studies to verify and describe the clinical benefit of the product, and FDA may impose restrictions on distribution to assure safe use. Confirmatory studies are typically required to be underway at the time of the accelerated approval. If the required confirmatory studies fail to verify the clinical benefit of the drug, or if the applicant fails to perform the required confirmatory studies with due diligence, FDA may withdraw approval of the drug under streamlined procedures in accordance with the Agency’s regulations. The Agency may also withdraw approval of a drug if, among other things, other evidence demonstrates that the drug product is not shown to be safe or effective under its conditions of use.

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

Orphan Drug Designation. Under the Orphan Drug Act (“ODA”), FDA may grant orphan drug designation to drugs or biologics intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the U.S. or more than 200,000 individuals in the U.S. for which the cost of developing and making the product available in the U.S. for this type of disease or condition is not likely to be recovered from U.S. sales for that product. The granting of orphan designation does not alter the standard regulatory requirements (other than payment of certain fees and the applicability of certain pediatric assessment requirements), nor does it alter the standards or process for obtaining marketing approval.

The sponsor of a product that has an orphan drug designation qualifies for various development incentives specified in the ODA, including a tax credit of up to 25% of expenditures on qualified clinical testing for the orphan drug. Furthermore, if the orphan designated product subsequently receives the first FDA approval for the orphan indication, the product is entitled to an orphan drug exclusivity period, which means that FDA may not grant approval to any other application to market the same drug for the same indication for a period of seven years except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity for the protected indication. Orphan drug exclusivity does not prevent FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. The EU has a similar Orphan Drug program to that of the U.S., and it is administered through the EMA’s Committee for Orphan Medicinal Products.

Pediatric Testing and Exclusivity. In the U.S., NDAs and BLAs are subject to both mandatory pediatric testing requirements and voluntary pediatric testing incentives in the form of exclusivity. An additional six months of exclusivity in the U.S. may be granted to a sponsor of an NDA or BLA if the sponsor conducts certain pediatric studies, which studies are conducted pursuant to a written request from FDA. This process is initiated when FDA issues a Written Request for pediatric studies to determine if the drug or biologic could have meaningful pediatric health benefits. If FDA determines that the sponsor has conducted the requested pediatric studies in accordance with the written request, then an additional six months of exclusivity may attach in the case of a drug to any other regulatory exclusivity or patent protection applicable to the drug and, in the case of a biologic, to any other regulatory exclusivity applicable to the biologic. The EU has a similar requirement and incentive for the conduct of pediatric studies according to the pediatric investigation plan, which must be adopted by the EMA before an MAA may be submitted.

Expanded Access. “Expanded access” refers to the use of an investigational drug where the primary purpose is to diagnose, monitor, or treat a patient’s disease or condition rather than to collect information about the safety or effectiveness of a drug. There are three FDA-recognized categories of expanded access trials: expanded access for individual patients, including for emergency use; expanded access for intermediate-size patient populations; and expanded access for large patient populations under a treatment IND or treatment protocol. For all types of expanded access, FDA must determine prior to authorizing expanded access that: (1) the patient or patients to be treated have a serious or life-threatening disease or condition and there is no comparable or satisfactory alternative therapy; (2) the potential patient benefit justifies the potential risks of use and that the potential risks are not unreasonable in the context of the disease or condition to be treated; and (3) granting the expanded access will not interfere with the initiation, conduct, or completion of clinical studies in support of the drug’s approval. Only a licensed physician or the drug’s manufacturer may apply for expanded access. Manufacturers are not required to supply the investigational product for expanded access. The FDA has established streamlined processes for physicians to request individual patient expanded access whereby physicians can submit a single patient IND. In cases of individual patient emergency expanded access, physicians can receive FDA approval for access by phone and follow up with the abbreviated form. In addition, the sponsor of an expanded access IND must submit IND safety reports and, in the cases of protocols continuing for one year or longer, annual reports to FDA.

U.S. Labeling, Marketing and Promotion. The FDA closely regulates the labeling, marketing and promotion of drugs. In general, our labeling and promotion must not be false or misleading in any particular, and claims that we make must be adequately substantiated. In addition, our approved labeling must include adequate directions to physicians for each intended use of our products. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising, injunctions and potential civil and criminal penalties.

In addition to regulation by FDA, the research, manufacturing, distribution, sale and promotion of drug products in the U.S. are subject to regulation by various federal, state and local authorities, including CMS, other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice, state Attorneys General, and other state and local government agencies. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws. Violations of these laws are punishable by prison sentences, criminal fines, administrative civil money penalties, and exclusion from participation in federal healthcare programs.

There are also an increasing number of state laws that require manufacturers to make reports to states on pricing and marketing information or impose other special requirements for the sale and marketing of drug products. Many of these laws contain ambiguities as to what is required to comply with the laws. In addition, federal and state “transparency laws” require manufacturers to track and report certain payments made to health care providers and, under some state laws, other information concerning our products. These laws may affect our sales, marketing and other promotional activities by imposing administrative and compliance burdens on us. In addition, our reporting actions could be subject to the penalty provisions of the pertinent state and federal authorities.

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

Foreign Regulatory Requirements. Outside of the U.S., our ability to conduct clinical trials or market our products will also depend on receiving the requisite authorizations from the appropriate regulatory authorities. The foreign regulatory approval processes include similar requirements and many of the risks associated with FDA and/or the EU approval process described above, although the precise requirements may vary from country to country. In the EU, once an MAA is granted, the product must be “placed on the market” in at least one EEA country within three years of the date of authorization. “Placed on the market” is defined as when the medicinal product is “released into the distribution chain,” i.e., out of the direct control of the marketing authorization holder. In July 2018, we placed OMIDRIA on the market in the EU, on a limited basis, which maintained the ongoing validity of the European marketing authorization for OMIDRIA. A marketing authorization will cease to be valid if a product previously placed on the market is no longer actually present on the market for three consecutive years and we expect to make OMIDRIA available in the European market on a limited basis to the extent necessary to continue the validity of our marketing authorization.

Hatch-Waxman Act. In seeking approval for a drug through an NDA, applicants are required to list with FDA each patent with claims that cover the applicant’s drug or an approved method of use of the drug. Upon approval of a drug, each of the patents listed in the application for the drug is then published in FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an ANDA or a 505(b)(2) application. In this case the original NDA, i.e., the pioneer drug, is known as the “listed” drug or “reference-listed” drug. An ANDA provides for marketing of a drug that has the same active ingredients and, in some cases (e.g., ophthalmology), also the same inactive ingredients, in the same strengths, route of administration and dosage form as the listed drug and has been shown through testing to be bioequivalent to the listed drug or receives a waiver from bioequivalence testing. ANDA applicants are generally not required to conduct or submit results of preclinical or clinical tests to prove the safety or effectiveness of their drug, other than the requirement for bioequivalence testing. Drugs approved in this way are considered therapeutically equivalent, and are commonly referred to as “generic equivalents” to the listed drug. These drugs then generally can be substituted by pharmacists under prescriptions written for the original listed drug.

The ANDA or 505(b)(2) applicant is required to certify to FDA concerning any patents listed for the referenced approved drug in FDA’s Orange Book. Specifically, for each listed patent, the applicant must certify that: (1) the required patent information has not been filed; (2) the listed patent has expired; (3) the listed patent has not expired but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patent is invalid, unenforceable or will not be infringed by the new drug. A certification that the new drug will not infringe the already approved drug’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the ANDA or 505(b)(2) applicant does not include a Paragraph IV certification, the ANDA or 505(b)(2) application will not be approved until all of the listed patents claiming the referenced drug have expired, except for any listed patents that only apply to uses of the drug not being sought by the ANDA or 505(b)(2) applicant.

If the ANDA or 505(b)(2) applicant has made a Paragraph IV certification, the applicant must also send notice of a Paragraph IV Notice Letter to the NDA and patent holders once the ANDA or 505(b)(2) application has been accepted for filing by FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV Notice Letter. The filing of a patent infringement lawsuit within 45 days of the receipt of notice of a Paragraph IV Notice Letter automatically prevents FDA from approving the ANDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit, modification by a court or a decision in the infringement case that is favorable to the ANDA or 505(b)(2) applicant.

The ANDA or 505(b)(2) application also will not be approved until any applicable non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the reference-listed drug has expired. The U.S. Drug Price Competition and Patent Term Restoration Act of 1984, more commonly known as the Hatch-Waxman Act, provides a period of five years following approval of a drug containing no previously approved active moiety, during which ANDAs for generic versions of those drugs and 505(b)(2) applications referencing those drugs cannot be submitted unless the submission contains a Paragraph IV challenge to a listed patent, in which case the submission may be made four years following the original drug approval. The Hatch-Waxman Act also provides for a period of three years of exclusivity following approval of a listed drug that contains previously approved active ingredients but is approved in a new dosage form, route of administration or combination, or for a new use, the approval of which was supported by new clinical trials other than bioavailability studies that were essential to the approval and conducted by or for the sponsor. During those three years of exclusivity, FDA cannot grant approval of an ANDA or 505(b)(2) application for the protected dosage form, route of administration or combination, or use of that listed drug.

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

Biosimilars. The enactment of federal healthcare reform legislation in March 2010 provided a new pathway for approval of follow-on biologics (i.e., biosimilars) under the PHSA. FDA licensure of a biosimilar is dependent upon many factors, including a showing that the proposed biosimilar is “highly similar” to the reference product, notwithstanding minor differences in clinically inactive components, and has no clinically meaningful differences from the reference product in terms of safety, purity, and potency. The types of data ordinarily required in a biosimilar application to show high similarity include analytical data, animal studies (including toxicity studies), and clinical studies (including immunogenicity and pharmacokinetic/pharmacodynamic studies). A biosimilar must seek licensure for a condition of use for which the reference-listed product is licensed.

Furthermore, the PHSA provides that for a biosimilar to be considered “interchangeable” (i.e., the biological product may be substituted for the reference product without the intervention of the health care provider who prescribed the reference product), the applicant must make an additional showing that the biosimilar can be expected to produce the same clinical result as the reference product in any given patient, and if the product is administered more than once to a patient, that risks in terms of safety or diminished efficacy of alternating or switching between the biological product and the reference product is no greater than the risk of using the reference product without switching. Although FDA has provided guidance on what information and data an applicant should submit to enable an interchangeability determination, thus far FDA has not licensed any biologic as being interchangeable with its reference product.

The PHSA also provides a period of exclusivity for pioneer biologics. Specifically, FDA may not accept a biosimilar application referencing data from a pioneer biologic (i.e., one approved through a full BLA) until four years have elapsed from the date of first licensure of the pioneer biologic. FDA may not approve a biosimilar application referencing data from a pioneer biologic until 12 years have elapsed since the date of first licensure of the pioneer biologic. There are certain restrictions and limitations on the types of BLAs that are eligible for biologics exclusivity as well as what constitutes the date of first licensure for a pioneer biologic.

In the EU, a pathway for the approval of biosimilars has existed since 2005.

Healthcare compliance laws. In the U.S., commercialization of OMIDRIA and our product candidates, if approved, is subject to regulation and enforcement under a number of federal and state healthcare compliance laws administered and enforced by various agencies. These include, but are not limited to, the following:

●	the federal Anti-Kickback Statute, which prohibits offering or paying anything of value to a person or entity to induce or reward referrals for goods or services reimbursed by a federal healthcare program such as Medicare or Medicaid;
●	the federal False Claims Act, which prohibits presenting or causing to be presented a false claim for payment by a federal healthcare program, and which has been interpreted to also include claims caused by improper drug-manufacturer product promotion or the payment of kickbacks;
●	a variety of governmental pricing, price reporting, and rebate requirements, including those under Medicaid and the Veterans Health Care Act; and
●	the so-called Sunshine Act and certain provisions of the Affordable Care Act, which require that we report to the federal government information on certain financial payments and other transfers of value made to certain health care providers and institutions, as well as certain information regarding our distribution of drug samples.

In addition to these federal law requirements, several U.S. states have enacted similar laws requiring periodic reporting and/or disclosure related to our marketing, sales and other activities, or regulating certain sales and marketing activities, such as provision of meals, gifts or entertainment to certain health care providers. We may also be subject to federal or state privacy laws if we receive protected patient health information.

Similar requirements apply to our operations outside of the U.S. Laws in the U.S. such as the Foreign Corrupt Practices Act prohibit the offering or payment of bribes or inducements to foreign public officials for business, including physicians or other medical professionals who are employees of public healthcare entities. In addition, many non-U.S. jurisdictions in which we operate, or may operate in the future, have their own laws similar to the healthcare compliance laws that exist in the U.S.

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

United States. Political, economic and regulatory influences are subjecting the healthcare industry in the U.S. to fundamental changes. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could significantly affect our business. For example, the 2010 Affordable Care Act (the “ACA”), is intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Other legislative changes included a two percent across-the-board reduction to Medicare payments to providers, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through fiscal year 2029 unless additional congressional action is taken. (A temporary suspension of this reduction during the public health emergency for the pandemic is currently scheduled to expire on March 31, 2021.) The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, and increased the period for the government to recover overpayments to providers from three to five years. In December 2017, portions of the ACA dealing with the individual mandate insurance requirement were effectively repealed by the Tax Cuts and Jobs Act of 2017. In December 2018, a federal district court judge in Texas found the ACA’s individual mandate to be unconstitutional and, therefore, the entire law to be invalid. In December 2019, the Fifth Circuit affirmed the ruling regarding the individual mandate but remanded the case to the district court for additional analysis of the question of severability and whether portions of the law remain valid. The case is currently pending at the Supreme Court, and a decision is expected by mid-2021.

In November 2020, CMS issued an interim final rule through the CMS Innovation Center whereby Medicare Part B reimbursement for “certain high-cost prescriptions drugs” would be no more than most-favored-nation price (i.e., the lowest price) after adjustments, for a pharmaceutical product that the drug manufacturer sells in a member country of the Organization for Economic Cooperation and Development that has a comparable per-capita gross domestic product. In December 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. The incoming Biden administration has indicated that lowering prescription drug prices is a priority, but it is not yet clear what steps the administration will take or whether such steps will be successful. We cannot predict the ultimate content, timing or effect of any healthcare reform legislation or executive order or the impact that the resulting changes may have on us.

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

Employees

As of December 31, 2020, we had 277 full-time employees, 145 of whom are in research and development, 81 of whom are in sales and marketing and 51 of whom are in finance, legal, business development and administration. Our full-time employees include eight with M.D.s and 38 with Ph.Ds., of whom one and 22, respectively, are in research and development. None of our employees is represented by a labor union, and we consider our employee relations to be good.

Information about Our Executive Officers and Significant Employees

The following table provides information regarding our executive officers and significant employees as of March 1, 2021:

Name	Age	Position(s)
Executive Officers:
Gregory A. Demopulos, M.D.	62	President, Chief Executive Officer and Chairman of the Board of Directors
Michael A. Jacobsen	62	Vice President, Finance, Chief Accounting Officer and Treasurer
Peter B. Cancelmo, J.D.	42	Vice President, General Counsel and Secretary
Significant Employees:
Christopher S. Bral, Ph.D.	55	Vice President, Nonclinical Development
Nadia Dac	51	Vice President, Chief Commercial Officer
Timothy M. Duffy	60	Vice President, Business Development
George A. Gaitanaris, M.D., Ph.D.	64	Vice President, Science and Chief Scientific Officer
Bruce Meiklejohn, Ph.D.	61	Vice President, Chemistry, Manufacturing and Controls
Catherine A. Melfi, Ph.D.	61	Vice President, Regulatory Affairs & Quality Systems and Chief Regulatory Officer
Tina Quinton, J.D., M.S.	58	Vice President, Patents
J. Steven Whitaker, M.D., J.D.	65	Vice President, Chief Medical Officer
Peter W. Williams	53	Vice President, Human Resources

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

Nadia Dac has served as our Chief Commercial Officer since January 2021. Ms. Dac brings nearly three decades of international experience as a strategic commercial leader at large and small biopharmaceutical companies. Prior to joining Omeros, Ms. Dac served as the chief commercial officer at Alder Pharmaceuticals, Inc. (acquired in 2019 by Lundbeck) from April 2019 until June 2020 and as vice president of global specialty commercial development at AbbVie, Inc. from December 2014 to March 2019. She previously served as vice president of marketing at Auxilium Pharmaceuticals, Inc. from May 2013 to September 2014, when the company was acquired by Endo International plc. From 2009 to 2013, Ms. Dac held several roles of increasing responsibility at Novartis AG, including global vice president of neuroscience professional relations prior to her role as vice president of Novartis’ multiple sclerosis franchise, and at Biogen Inc., Johnson & Johnson, and Eli Lilly and Company. She holds a B.S. in Marketing from Rutgers University.

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

Bruce Meiklejohn, Ph.D. has served as our vice president, chemistry, manufacturing and controls (“CMC”) since October 2019. Prior to joining Omeros in this role, Dr. Meiklejohn was an expert CMC consultant for several biotechnology companies, including Omeros. His consulting work followed a career of over 27 years at Eli Lilly and Company, where he held a number of CMC leadership roles including head of Lilly’s biopharmaceutical product development division and senior research fellow in regulatory affairs CMC. While at Lilly, Dr. Meiklejohn led or played a key role in CMC activities for a number of multibillion-dollar drugs, including Trulicity®, Cialis®, Alimta®, Forteo®, and Cymbalta®. Dr. Meiklejohn earned his Ph.D. in analytical chemistry and his B.S. in biology and chemistry at Colorado State University.

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

Peter W. Williams has served as our vice president, human resources since June 2020. Prior to joining Omeros, Mr. Williams served as the senior vice president of human resources at Redbox Automated Retail, LLC from 2016 to 2019, where he led human resources and internal communications functions. From 2013 to 2016, Mr. Williams served as the vice president, HR operations at Outerwall Inc. (Coinstar) and before that he held human resources leadership roles at Coinstar from 2009 to 2013. Prior to 2009, Mr. Williams held human resources leadership roles at various technology and consumer focused companies, including Washington Mutual, Inc., Sterling Commerce, Inc., Expedia, Inc., and Verio, Inc. Mr. Williams received a B.A. in Business Administration and a B.A. in English from the University of Washington.

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

SUMMARY RISK FACTORS

The risk factors described below are a summary of the principal risk factors associated with an investment in our company. These are not the only risks we face. You should carefully consider the risk factors discussed in this summary, as well as the risk factors described in Item 1A. of this Annual Report on Form 10-K.

Risks related to our products, programs and operations include, but are not limited to, the following:

●	the commercial success of OMIDRIA and whether we will continue to maintain separate payment for OMIDRIA;
●	the impact of the COVID-19 pandemic on our business, operations and financial results as well as significant uncertainty around the evaluation of narsoplimab as a potential treatment for critically ill COVID-19 patients;
●	lack of adequate coverage or reimbursement from government and/or private payers for our products;
●	failure to obtain and maintain regulatory approval for marketing of our current or future commercial products in the U.S. or in foreign jurisdictions;
●	unpredictability of our operating results;
●	our ability to raise capital when needed;
●	any failure to comply with current or future government regulations;
●	lack of internal manufacturing capacity and reliance on third parties to manufacture, finish, store and ship supplies of our investigational and marketed drugs for clinical and commercial use;
●	ability to acquire ingredients, excipients, test kits and other materials to manufacture our product or product candidates on commercially reasonable terms;
●	delays, suspensions or terminations of our clinical trials or clinical protocols;
●	failure to capitalize on product candidates or indications;
●	whether our product candidates will successfully complete clinical development or be suitable for successful commercialization or generation of revenue;
●	substantial costs as a result of commercial disputes, claims, litigation or other legal proceedings;
●	ability to protect our intellectual property and proprietary technologies;
●	our indebtedness and liabilities, which could limit the cash flow available for our operations;

●	competition with companies with more resources and experience;
●	reliance on members of our management team and our ability to recruit and retain key personnel; and
●	reliance on third parties to conduct portions of our preclinical research and clinical trials.

General risks related to our business include the following:

●	cyber-attacks or failures in telecommunications or other information technology systems;
●	volatility of our stock price;
●	dilution to our existing shareholders if we issue additional shares of our common stock or other securities that may be convertible into, or exercisable for, our common stock; and
●	the impact of anti-takeover provisions in our charter documents and under Washington law on potential acquisitions of our company.

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

OMIDRIA is currently our only product that has been approved by FDA for commercial sale in the U.S. For the three and 12 months ended December 31, 2020, we recorded net sales of OMIDRIA of $10.6 million and $73.8 million, respectively. Revenues from sales of OMIDRIA have not been sufficient to fund our operations fully in prior periods and we cannot provide assurance that revenues from OMIDRIA sales will be sufficient to fund our operations fully in the future. We will need to generate substantially more product revenue from OMIDRIA or generate other revenue such as through sales of future approved products to achieve and sustain profitability. We may be unable to sustain or increase revenues generated from OMIDRIA product sales for a number of reasons, including:

●	reduced volume of ophthalmic surgical procedures and corresponding reduction in demand for OMIDRIA as a result of the COVID-19 pandemic;
●	whether CMS will maintain its current payment policies, which can be revised through annual rulemaking and associated comment periods, and continue to pay separately under Medicare Part B for non-opioid pain management drugs like OMIDRIA when used during surgery in the ASC setting;
●	pricing, coverage and reimbursement policies of government and private payers such as Medicare, Medicaid, the U.S. Department of Veterans Affairs, group purchasing organizations, insurance companies, health maintenance organizations and other plan administrators;
●	a lack of acceptance by physicians, patients and other members of the healthcare community;

●	interruptions in supply of OMIDRIA from our contract manufacturing partners;
●	the availability, relative price and efficacy of the product as compared to alternative treatment options or branded, compounded or generic competing products;
●	an unknown safety risk;
●	the failure to enter into and maintain acceptable partnering arrangements for marketing and distribution of OMIDRIA outside of the U.S.; and
●	changed or increased regulatory restrictions in the U.S., EU and/or other foreign territories.

Clinical trials evaluating narsoplimab for treatment of COVID-19 may be unsuccessful and, even if successful, we may be unable to manufacture narsoplimab in quantities adequate to meet demand.

Narsoplimab has been used to treat approximately 20 critically ill COVID-19 patients under our compassionate use program with highly positive results. However, we cannot provide assurance that the results observed in the compassionate use program will be observed in any future study of narsoplimab for this indication, including the I-SPY COVID-19 trial, or that we will receive regulatory authorization or approval for narsoplimab in the treatment of COVID-19 patients.

Narsoplimab or any other therapeutic candidate that we may develop to treat COVID-19 will be subject to risks in addition to those normally associated with pharmaceutical research, development, and commercialization, such as higher risk of technical failure, lower and transient opportunities for revenue, higher manufacturing costs, product safety or efficacy risks related to an expedited research and development timeline, and novel liability theories. FDA or other regulatory bodies may require that we conduct a large-scale trial of narsoplimab in COVID-19 patients, in addition to the I-SPY COVID-19 trial to grant any approval or authorization. These risks may affect our ability to develop or commercialize a therapeutic for COVID-19 or any other current or future indication.

Additionally, contract manufacturing capacity and supplies of raw materials necessary for the production of narsoplimab are limited and we may be unable to secure the large-scale manufacturing capacity from third parties necessary to manufacture narsoplimab in sufficient quantities to enable broader availability of narsoplimab for COVID-19 patients. In addition, widespread vaccination and/or the availability of alternative therapies for COVID-19 could lead to the diversion of governmental and other potential sources of funding or other manufacturing assistance away from us and toward COVID-19 vaccines or other therapeutics and/or limit the commercial viability of narsoplimab for the treatment of COVID-19.

The spread of COVID-19 and efforts to reduce its transmission may negatively impact our business, operations and financial results.

The COVID-19 pandemic has significantly affected the global economy and has adversely affected our sales of OMIDRIA due to a reduction in the overall volume of cataract surgery and intraocular lens replacement procedures. Although cataract surgeries have resumed to varying degrees in locations throughout the country, if the number of cataract procedures once again becomes meaningfully limited, either by necessity for time-consuming safety protocols, reduction in patient demand, or the imposition of prohibitions on elective surgeries in some localities, then we would expect there to be a corresponding reduction in demand for OMIDRIA.

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

To the extent COVID-19 adversely affects our business, financial condition, and results of operations and global economic conditions more generally, it may also have the effect of heightening many of the other risk factors set forth herein..

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

Pass-through reimbursement, which allows for separate payment (i.e., outside the packaged payment rate for the surgical procedure) under Medicare Part B, expired for OMIDRIA on October 1, 2020. In December 2020, CMS confirmed that OMIDRIA qualifies for separate payment when used on Medicare Part B patients in the ASC setting under CMS’ policy for non-opioid pain management surgical drugs. CMS made separate payment for OMIDRIA effective retroactively as of October 1, 2020. CMS’ current non-opioid separate payment policy and, as a result, separate payment for OMIDRIA thereunder, like other CMS policies in the OPPS and ASC systems, can be changed by CMS through its OPPS/ASC annual rulemaking and comment process. We believe that CMS will continue its separate payment policy for non-opioid pain management surgical drugs, which has been in effect since 2019, and that OMIDRIA will continue to be separately reimbursed when used in the ASC setting. However, we can provide no guarantee that CMS will continue its separate payment policy in future years. If the future reimbursement status of OMIDRIA continues to be uncertain, then demand for OMIDRIA from ASCs and hospitals may be reduced substantially. In such event, sales to our wholesalers may decrease correspondingly, as they adjust on-hand inventory in anticipation of reduced demand from end users.

There may be significant delays in obtaining coverage or reimbursement for newly approved products, and we may not be able to provide data sufficient to be granted adequate coverage or reimbursement. Even when a payer determines that a product is eligible for reimbursement, coverage may be limited to the uses of a product that are either approved by FDA (or, in other countries, the relevant country’s regulatory agency) and/or appear in a recognized drug compendium, or other conditions may apply. Moreover, eligibility for coverage does not mean that any product will be reimbursed at a rate that allows us to make a profit in all cases or at a rate that covers our costs, including research, development, manufacturing, sales and distribution. Increasingly, government and private third-party payers that reimburse for healthcare services and products are requiring that companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products, which could adversely impact the pricing of our products. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers. Pricing may also be adversely affected by changes in the terms, scope and/or complexity of government pricing requirements. Even if we achieve coverage or reimbursement for a product, the initial rate or method at which the product will be reimbursed could become unfavorable to us at the time reimbursement is initiated or in the future or may be of a limited duration. In addition, obtaining acceptable coverage and reimbursement from one payer does not guarantee that we will obtain similar acceptable coverage or reimbursement from another payer.

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

If the reimbursement or pricing that we are able to obtain and maintain for any product that we develop and commercialize, including OMIDRIA, is inadequate, is significantly delayed or is subject to overly restrictive conditions, our ability to generate revenue, attain profitability and/or commercialize our product candidates may be impaired and there could be a material adverse effect on our business, financial condition, results of operations and growth prospects and trading price of our stock could decline.

Failure to obtain and maintain regulatory approval in the U.S. or in foreign jurisdictions would prevent us from marketing our current and future products.

Our BLA for narsoplimab for the treatment of HSCT-TMA is under priority review by FDA. The regulatory process is subject to substantial agency discretion and risks, including those described herein and elsewhere in these “Risk Factors.” FDA may require additional data regarding narsoplimab or HSCT-TMA for any reason, which could delay or require a resubmission our BLA, or FDA may approve narsoplimab for a much narrower indication or patient population than we have requested and/or with significant restrictions on distribution or use, including through a REMS. Ultimately, we cannot guarantee that FDA will ever approve narsoplimab for the treatment of HSCT-TMA or any other indication.

We also intend to have OMIDRIA and our current and future product candidates, if approved, marketed outside the U.S. In order to market our products in non-U.S. jurisdictions, we or our partners must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The regulatory approval procedure varies among countries and can involve additional testing and data review. The requirements governing marketing authorization, the conduct of clinical trials, pricing and reimbursement vary from country to country. Approval by FDA does not ensure approval by the EMA, and approval by one foreign regulatory authority does not ensure approval by regulatory agencies in other foreign countries or by FDA. The time required to obtain regulatory approval outside the U.S. and EU may differ from that required to obtain FDA or EU approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval discussed in these “Risk Factors” and we may not obtain foreign regulatory approvals on a timely basis, or at all. In addition, even if we were able to obtain regulatory approval for a product in one or more foreign jurisdictions, we may need to complete additional requirements to maintain that approval and our ability to market the product in the applicable jurisdiction.

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

In addition, the number of procedures or cases in which OMIDRIA or any of our product candidates, if commercialized, would be used may be significantly less than the total number of such procedures performed or total possible market size. These and other factors, including multiple changes in the reimbursement status for OMIDRIA since initially approved, make it difficult for us to forecast and provide accurate guidance (including updates to prior guidance) related to our expected financial performance. If our operating results are below the expectations of securities analysts or investors, the trading price of our stock could decline.

We have incurred cumulative operating losses since inception. If we are unable to raise additional capital when needed, our commercial operations may be limited and we may be unable to complete the development and commercialization of our product candidates or to continue our other preclinical development programs.

Our operations have consumed substantial amounts of cash since our incorporation and, as of December 31, 2020, we had an accumulated deficit of approximately $872.7 million. We expect to continue to spend substantial amounts to:

●	initiate and conduct clinical trials and manufacture clinical and registration batches for our programs and product candidates;
●	continue OMIDRIA sales and marketing;
●	continue research and development in our programs;
●	make principal, interest and fee payments as required under our 6.25% Convertible Senior Notes due 2023 (the “2023 Notes”) and 5.25% Convertible Senior Notes due 2026 (the “2026 Notes” and together with the 2023 Notes, the “Convertible Notes”); and
●	commercialize and launch product candidates for which we may receive regulatory approval.

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

Both before and after approval of any product, we and our suppliers, contract manufacturers and clinical investigators are subject to extensive regulation by governmental authorities in the U.S. and other countries, covering, among other things, testing, manufacturing, quality control, clinical trials, post-marketing studies, reporting, risk management plans, labeling, advertising, promotion, distribution, import and export, governmental pricing, price reporting and rebate requirements. Failure to comply with applicable requirements could result in one or more of the following actions: warning letters; unanticipated expenditures; delays in approval or refusal to approve a product candidate; product recall or seizure; interruption of manufacturing or clinical trials; operating or marketing restrictions; injunctions; criminal prosecution and civil or criminal penalties including fines and other monetary penalties; adverse publicity; and disruptions to our business. Further, government investigations into potential violations of these laws would require us to expend considerable resources and face adverse publicity and the potential disruption of our business even if we are ultimately found not to have committed a violation.

Obtaining FDA approval of our product candidates requires substantial time, effort and financial resources and may be subject to both expected and unforeseen delays, and there can be no assurance that any approval will be granted on any of our product candidates on a timely basis, if at all. Even if we discuss with, and obtain feedback from, FDA regarding our proposed clinical trials, clinical data collection protocols and nonclinical studies before initiating those trials or studies, FDA may decide that the design of our clinical trials or clinical data collection protocols as actually run, or our resulting data, are insufficient for approval of our product candidates and may require us to run additional preclinical, clinical or other studies or perform additional work related to chemistry, manufacturing and controls. In addition, we, FDA or an independent institutional review board or ethics committee may suspend or terminate human clinical trials at any time on various grounds, including a finding that the patients are or would be exposed to an unacceptable health risk or because of the way in which the investigators on whom we rely carry out the trials. We are subject to extensive government regulation of the testing of our investigational products, including the requirement that we conduct all of our clinical trials in accordance with FDA’s GCP requirements and similar requirements outside of the United States. If we are unable to comply with these requirements, if we are required to conduct additional trials or to conduct other testing of our product candidates beyond that which we currently contemplate for regulatory approval, if we are unable to complete our clinical trials or other testing successfully, or if the results of these and other trials or tests fail to demonstrate efficacy or raise safety concerns, we may face substantial additional expenses, be delayed in obtaining marketing approval for our product candidates or may never obtain marketing approval.

We are also required to comply with extensive governmental regulatory requirements after a product has received marketing authorization. Governing regulatory authorities may require post-marketing studies that may negatively impact the commercial viability of a product. Once on the market, a product may become associated with previously undetected adverse effects and/or may develop manufacturing difficulties. We are required to comply with other post-marketing requirements including current Good Manufacturing Practices, advertising and promotion restrictions, pharmacovigilance requirements including risk management activities, reporting and recordkeeping obligations, and other requirements. As a result of any of these or other problems or failure to comply with our regulatory obligations, a product’s regulatory approval could be withdrawn, which could harm our business and operating results. In addition, we must maintain an effective healthcare compliance program in order to comply with U.S. and other laws applicable to marketed drug products and, in particular, laws (such as the Anti-Kickback Statute, the False Claims Act and the Sunshine Act) applicable when drug products are purchased or reimbursed by a federal or state healthcare program. U.S. laws such as the Foreign Corrupt Practices Act prohibit the offering or payment of bribes or inducements to foreign public officials, including potentially physicians or other medical professionals who are employees of public healthcare entities in jurisdictions outside the U.S. In addition, many countries have their own laws similar to the healthcare compliance laws that exist in the U.S. Implementing and maintaining an effective compliance program requires the expenditure of significant time and resources. If we are found to be in violation of any of these laws, we may be subject to significant penalties, including but not limited to civil or criminal penalties, damages and fines as well as exclusion from government healthcare programs.

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

There is uncertainty with respect to the impact that healthcare reform legislation and the policies of the Biden administration may have on coverage and reimbursement for healthcare items and services covered by plans that are authorized by the ACA. We expect that the ACA, if it remains in effect, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and apply downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers. If the ACA were to be invalidated by the Supreme Court or repealed, any resulting reduction in the percentage of the U.S. population that has healthcare insurance could reduce the market for our products. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate sufficient revenue, attain and/or maintain profitability or commercialize our product candidates. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on OMIDRIA or the marketing approvals of our product candidates, if any, may be.

We have no internal capacity to manufacture commercial or clinical supplies of OMIDRIA or our product candidates and intend to continue to rely solely on third-party manufacturers. If the contract manufacturers that we rely on experience difficulties manufacturing and supplying OMIDRIA or our product candidates, or fail FDA or other regulatory inspections, our clinical trials, regulatory submissions and ability to sell OMIDRIA or any other commercialized product and generate revenue may be significantly limited or delayed.

We rely and intend to continue to rely on third-party manufacturers to produce commercial quantities of OMIDRIA and clinical drug supplies of our product candidates that are needed for clinical trials and to support NDAs, BLAs, or similar applications to regulatory authorities seeking marketing approval for our product candidates, as well as to produce inventory of our product candidates for commercial use in anticipation of marketing approval. We cannot provide any assurance that we will be able to enter into or maintain these types of arrangements on commercially reasonable terms, or at all. If we or one of our manufacturers were to terminate one of these arrangements early, or the manufacturer was unable to supply product quantities sufficient to meet our requirements, we would be required to transfer manufacturing to an approved alternative facility and/or establish additional manufacturing and supply arrangements. We may also need to establish additional or replacement manufacturers, potentially with little or no notice, in the event that one of our manufacturers fails to comply with FDA and/or other pharmaceutical manufacturing regulatory requirements. Even if we are able to establish additional or replacement manufacturers, identifying these sources and entering into definitive supply agreements and obtaining regulatory approvals may require a substantial amount of time and cost and may create a shortage of the product. It can take several years to qualify and validate a new contract manufacturer, and we cannot guarantee that we would be able to complete in a successful and timely manner the appropriate validation processes or obtain the necessary regulatory approvals for one or more additional or replacement manufacturers. Such alternate supply arrangements may not be available on commercially reasonable terms, or at all. Additionally, if we are unable to engage multiple suppliers to manufacture our products, we may have inadequate supply to meet demand for our product.

In addition, narsoplimab is a biologic drug product and any other product candidate from certain of our programs, including but not limited to MASP-2 and MASP-3, could be a biologic drug product. We do not have the internal capability to produce biologics for use in clinical trials or on a commercial scale. There are only a limited number of manufacturers of biologic drug products and we may be unable to enter into agreements on commercially reasonable terms with a sufficient number of them to meet clinical or commercial demand, if at all. The regulatory requirements for commercial supply are more stringent than for clinical supply and we cannot guarantee that a contract manufacturer producing drug product for clinical trials will be able to complete successfully the appropriate validation processes or obtain the necessary regulatory approvals for marketing approval and commercial supply in a timely manner or at all.

Our contract manufacturers may encounter difficulties with formulation, manufacturing, supply chain and/or release processes that could result in delays in clinical trials and/or regulatory submissions or that could impact adversely the commercialization of our products or product candidates, as well as in the initiation of enforcement actions by FDA and other regulatory authorities. For example, our manufacturers are required to comply with FDA’s GMP requirements and are subject to periodic inspections by FDA. If our manufacturers are unable to comply with FDA requirements, they may be unable to meet our supply needs. These difficulties also could result in the recall or withdrawal of a product from the market or a failure to have adequate supplies to meet market demand. If the safety or manufacturing quality of OMIDRIA or any product candidate supplied by contract manufacturers is compromised due to one or more of those contract manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to maintain regulatory approval of OMIDRIA, to continue sales and marketing of OMIDRIA, to run clinical trials or to obtain and maintain regulatory approval for one or more of our product candidates, which would harm our business and prospects significantly.

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

We cannot predict whether we will encounter problems with any of our completed, ongoing or planned clinical trials or clinical data collection protocols that will cause regulatory agencies, institutional review boards or ethics committees, or us to delay our clinical trials or suspend or delay the analysis of the data from those trials. Clinical trials and clinical data protocols can be delayed for a variety of reasons, including:

●	discussions with FDA, the EMA or other foreign authorities regarding the scope or design of our clinical trials or clinical data collection protocols;
●	delays or the inability to obtain required approvals from institutional review boards, ethics committees or other responsible entities at clinical sites selected for participation in our clinical trials;
●	delays in enrolling patients into clinical trials, collecting data from enrolled patients or collecting historical control data for any reason including disease severity, trial or data collection protocol design, study eligibility criteria, patient population size (e.g., for orphan diseases or for some pediatric indications), proximity and/or availability of clinical trial sites for prospective patients, availability of competing therapies and clinical trials, regional differences in diagnosis and treatment, perceived risks and benefits of the product or product candidate, disruptions due to external events, including an outbreak of pandemic or contagious disease such as the COVID-19 coronavirus, which has slowed enrollment in our clinical trials of narsoplimab in patients with IgA nephropathy;
●	lower than anticipated retention rates of patients in clinical trials;
●	the need to repeat or conduct additional clinical trials as a result of inconclusive or negative results, failure to replicate positive early clinical data in subsequent clinical trials, failure to deliver an efficacious dose of a product candidate, poorly executed testing, a failure of a clinical site to adhere to the clinical protocol or to follow GCPs or other study requirements, an unacceptable study design or other problems;

●	adverse findings in clinical or nonclinical studies related to the safety of our product candidates in humans;
●	an insufficient supply of product candidate materials or other materials necessary to conduct our clinical trials;
●	the need to qualify new suppliers of product candidate materials for FDA and foreign regulatory approval;
●	an unfavorable inspection or review by FDA or other regulatory authority of a clinical trial site or records of any clinical investigation;
●	the occurrence of unacceptable drug-related side effects or adverse events experienced by participants in our clinical trials;
●	the suspension by a regulatory agency of a trial by imposing a clinical hold; or
●	the amendment of clinical trial or data collection protocols to reflect changes in regulatory requirements and guidance or other reasons as well as subsequent re-examination of amendments to clinical trial or data collection protocols by regulatory agencies, institutional review boards or ethics committees.

In addition, our clinical trial or development programs have been, and in the future may be, suspended or terminated by us, FDA or other regulatory authorities, or institutional review boards or ethics committees due to a number of factors, including:

●	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;
●	inspection of the clinical trial operations or trial sites by FDA or other regulatory authorities resulting in the imposition of a clinical hold;
●	our failure to comply with our regulatory obligations as a sponsor of clinical research, such as adverse event reporting, control of study drug, adequate study monitoring, and other obligations;
●	the failure to remove a clinical hold in a timely manner, if at all;
●	unforeseen safety issues or any determination that a trial presents unacceptable health risks;
●	inability to deliver an efficacious dose of a product candidate; or
●	lack of adequate funding to continue the clinical trial or development program, including as a result of unforeseen costs due to enrollment delays, requirements to conduct additional trials and studies and/or increased expenses associated with the services of our contract research organizations (“CROs”), or other third parties.

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

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. In addition, to the extent that we are unable to obtain and maintain patent protection for one of our products or product candidates or in the event that such patent protection expires or is limited to method of use patent protection, it may no longer be cost-

effective to extend our portfolio by pursuing additional development of a product or product candidate for follow-on indications.

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

As of December 31, 2020, we had issued $320.0 million total aggregate principal amount of our 2023 Notes and 2026 Notes, and we had approximately $1.8 million of outstanding finance lease obligations. We may incur additional indebtedness to meet future financing needs. Our existing and future indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

●	requiring a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
●	limiting our ability to obtain additional financing;
●	limiting our flexibility to plan for, or react to, changes in our business;
●	diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the Convertible Notes;
●	placing us at a possible competitive disadvantage with competitors that are less leveraged than we are or have better access to capital; and
●	increasing our vulnerability to adverse economic and industry conditions.

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

Our performance is largely dependent on the talents and efforts of highly skilled individuals, many of whom possess specialized expertise that may be difficult to replace. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. If we are unable to hire and train a sufficient number of qualified employees for any reason, we may not be able to implement our current initiatives or grow effectively. We maintain a rigorous, highly selective and time-consuming hiring process. We believe that our approach to hiring has significantly contributed to our success to date. If we do not succeed in attracting qualified personnel and retaining and motivating existing personnel, our existing operations may suffer and we may be unable to grow effectively.

We may encounter difficulties managing our growth, which could delay our business plans or adversely affect our results of operations.

To manage our future growth, we must continue to implement and improve our managerial, operational and financial systems and continue to recruit, train and retain qualified personnel. We may not be able to implement necessary business processes and systems, recruit, train and retain additional qualified personnel and otherwise manage the growth of our enterprise due to factors such as limited financial resources and competition for qualified personnel within local, national and international markets. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations. Additionally, our inability to manage growth effectively could cause our operating costs to grow even faster than we currently are anticipating.

Our credit facility contains restrictive covenants that may limit our operating flexibility.

In August 2019, we entered into a loan and security agreement with Silicon Valley Bank (“SVB”), under which we may borrow up to the lesser of $50.0 million and 85.0% of our eligible accounts receivable, less certain reserves. The credit facility contains restrictive covenants that limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, incur additional indebtedness and liens and enter into new businesses. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lender or terminate the credit facility, which may limit our operating flexibility. In addition, our credit facility is secured by all of our assets, excluding our intellectual property and development program inventories. While we had no outstanding borrowings under the credit facility and were in compliance with all covenants as of December 31, 2020, there is no guarantee that we will be able to generate sufficient cash flow or revenue to meet these financial covenants or pay the principal and interest on any future borrowings under our facility.

Product liability claims may damage our reputation and, if insurance proves inadequate, these claims may harm our business.

We may be exposed to the risk of product liability claims that is inherent in the biopharmaceutical industry. A product liability claim may damage our reputation by raising questions about our product’s safety and efficacy and could limit our ability to sell one or more products by preventing or interfering with commercialization of our products and product candidates. In addition, product liability insurance for the biopharmaceutical industry is generally expensive to the extent it is available at all. There can be no assurance that we will be able to obtain or maintain such insurance on acceptable terms or that we will be able to secure and maintain increased coverage for OMIDRIA or any other product we bring to market. Further, our product liability insurance coverage may not provide coverage for or may be insufficient to reimburse us for any or all expenses or losses we may suffer. A successful claim against us with respect to uninsured liabilities or in excess of insurance coverage could have a material adverse effect on our business, financial condition and results of operations.

We rely on third parties to conduct portions of our preclinical research and clinical trials. If these third parties do not perform as contractually required or otherwise expected, or if we fail to adequately supervise or monitor these parties, we may not be able to obtain regulatory approval for or commercialize our product candidates.

We rely on third parties, such as CROs, medical and research institutions and clinical investigators, to conduct a portion of our preclinical research, assist us in conducting our clinical trials or to conduct third party-sponsored clinical trials of our products and product candidates. Nonetheless, we are responsible for confirming that our preclinical research and clinical trials are conducted in accordance with applicable regulations, the relevant trial protocol and within the context of approvals by an institutional review board or ethics committee, and we may not always be successful in ensuring such compliance. Our reliance on these third parties does not relieve us of responsibility for ensuring compliance with FDA and other regulations and standards for conducting, monitoring, recording and reporting the results of preclinical research and clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical and clinical development processes may be extended, delayed, suspended or terminated, and we may not be able to commercialize or obtain regulatory approval for our product candidates.

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

General Risk Factors Related to our Business

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

During the 12-month period ended December 31, 2020, our stock traded as high as $25.46 per share and as low as $8.50 per share. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to numerous factors, many of which are beyond our control. In addition, the stock market has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of publicly traded companies. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. These fluctuations may be even more pronounced in the trading market for our stock. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

If we issue additional shares of our common stock or other securities that may be convertible into, or exercisable or exchangeable for, our common stock, our existing shareholders would experience further dilution.

To the extent that we raise additional funds in the future by issuing equity securities, our shareholders would experience dilution, which may be significant and could cause the market price of our common stock to decline significantly. In addition, approximately 12.2 million shares of common stock were subject to outstanding options and warrants as of December 31, 2020 and may become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements. As of December 31, 2020, we also had approximately 4.1 million shares of common stock reserved for future issuance under our employee benefit plans that are not subject to outstanding options. Further, to the extent we issue common stock upon conversion of the Convertible Notes, such conversion would dilute the ownership interests of existing stockholders despite the expected reduction of such dilution as a result of the capped call transactions that we entered into in connection with the original issuances of the Convertible Notes. If the holders of outstanding options or warrants elect to exercise some or all of them, or if the shares subject to our employee benefit plans are issued and become eligible for sale in the public market, or we issue common stock upon conversion of the Convertible Notes, our shareholders would experience dilution and the market price of our common stock could decline.

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

Holders

As of February 25, 2021, there were approximately 61,933,806 shares of our common stock outstanding, which were held by 90 holders of record.

Dividends

We have never declared or paid any cash dividends on our capital stock. We expect to retain all available funds and future earnings to fund the development and growth of our business and we do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We did not sell any equity securities during the fiscal year ended December 31, 2020, other than as previously disclosed in our Current Reports on Form 8-K filed with the SEC on August 14, 2020 in transactions that were not registered under the Securities Act.

Stock Performance Graph

The following graph compares the cumulative total shareholder return for our common stock (OMER), the Nasdaq Biotechnology Index (NBI) and the Nasdaq U.S. Benchmark TR Index (NQUSBT) for the period beginning December 31, 2015 and ending December 31, 2020. This graph assumes that $100 was invested on December 31, 2015 in our common stock, the Nasdaq Biotechnology Index and the Nasdaq U.S. Benchmark TR Index. It also assumes that any dividends were reinvested. The data shown in the following graph are not necessarily indicative of future stock price performance.

Comparison of 5 Year Cumulative Return

Assumes Initial Investment of $100

OMER
NBI
NQUSBT
$300
$200
$100
$0
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20

The foregoing information shall not be deemed to be “soliciting material” or to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to liability under that Section. In addition, the foregoing information shall not be deemed to be incorporated by reference into any of our filings under the Exchange Act or the Securities Act, except to the extent that we specifically incorporate this information by reference.

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

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(In thousands, except per share and share data)
Consolidated Statements of Operations and Comprehensive Loss Data:
Product sales, net	$73,813	$111,805	$29,868	$64,826	$41,617

Costs and expenses:
Cost of product sales	902	865	512	1,078	1,412
Research and development	110,817	109,696	89,860	55,599	50,699
Selling, general and administrative	72,695	64,626	51,718	52,044	43,782
Total costs and expenses	184,414	175,187	142,090	108,721	95,893
Loss from operations	(110,601)	(63,382)	(112,222)	(43,895)	(54,276)
Loss on early extinguishment of debt	(13,374)	—	(12,993)	—	(5,595)
Interest expense	(26,751)	(22,657)	(16,252)	(11,030)	(7,819)
Other income	654	1,553	1,781	1,444	945
Loss before income taxes	(150,072)	(84,486)	(139,686)	(53,481)	(66,745)
Income tax benefit	12,011	—	12,929	—	—
Net loss	$(138,061)	$(84,486)	$(126,757)	$(53,481)	$(66,745)
Comprehensive loss	$(138,061)	$(84,486)	$(126,757)	$(53,481)	$(66,745)
Basic and diluted net loss per share	$(2.41)	$(1.71)	$(2.61)	$(1.17)	$(1.65)
Weighted-average shares used to compute basic and diluted net loss per share	57,176,743	49,523,444	48,582,636	45,539,362	40,446,410

	As of December 31,
	2020	2019	2018	2017	2016

	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$134,953	$60,788	$60,498	$83,749	$45,331
Working capital	114,549	48,286	52,511	82,065	44,191
Restricted investments	1,055	1,154	1,154	5,835	5,835
Total assets	181,042	136,969	95,936	116,328	67,278
Note payable	—	—	—	83,307	79,187
Lease liabilities (1)	32,552	35,822	2,467	1,300	523
Unsecured convertible senior notes, net	236,288	158,213	148,981	—	—
Accumulated deficit	(872,672)	(734,611)	(650,125)	(523,368)	(469,887)
Total shareholders’ deficit	(120,752)	(109,021)	(100,156)	(2,814)	(37,447)
(1)	We adopted ASU 2016-02, Leases, (Topic 842) on January 1, 2019 using a modified retrospective approach. For additional information regarding our lease adoption, see Part II, Item 8, “Note 2—Significant Accounting Policies” to our Consolidated Financial Statements in this Annual Report on Form 10-K.

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

Our drug product OMIDRIA® is marketed in the United States for use during cataract surgery or intraocular lens replacement for adult and pediatric patients. Our drug candidate narsoplimab is the subject of a rolling biologics license application (“BLA”) under priority review by the U.S. Food and Drug Administration (“FDA”) for the treatment of hematopoietic stem cell transplant-associated thrombotic microangiopathy (“HSCT-TMA”). We also have multiple Phase 3 and Phase 2 clinical-stage development programs in our pipeline, which are focused on: complement-mediated disorders, including immunoglobulin A (“IgA”) nephropathy, atypical hemolytic uremic syndrome (“aHUS”), and COVID-19. We have also initiated a Phase 1 clinical program for our MASP-3 inhibitor OMS906 targeting the alternative pathway of complement and have successfully completed a Phase 1 study in our phosphodiesterase 7 (“PDE7”) program focused on addiction. In addition, we have a diverse group of preclinical programs, including GPR174, a novel target in immuno-oncology that modulates a new cancer immunity axis that we discovered. Small-molecule and antibody inhibitors of GPR174 are part of our proprietary G protein-coupled receptor (“GPCR”) platform through which we control 54 GPCR drug targets and their corresponding compounds. We also possess a proprietary-asset-enabled antibody-generating technology. We have retained control of all commercial rights for OMIDRIA and each of our product candidates and programs.

Financial Summary

We recognized net losses of $138.1 million, $84.5 million, and $126.8 million for the years ended December 31, 2020, 2019 and 2018, respectively and our OMIDRIA revenues were $73.8 million, $111.8 million, and $29.9 million respectively. Historically, OMIDRIA revenues were impacted by the reimbursement status for OMIDRIA under Medicare Part B, as well as the COVID-19 pandemic.

*	Fiscal quarters without pass-through reimbursement
**	Fiscal quarters with reduced cataract procedures due to COVID-19
***	Pass-through reimbursement expired on October 1, 2020. In December 2020, separate payment was confirmed for OMIDRIA, effective retroactively as of October 1, 2020.

During the period from January 1, 2018 to September 30, 2018, OMIDRIA was not reimbursed separately when used for procedures involving patients covered by Medicare Part B, and our revenues decreased significantly. After reinstatement of pass-through reimbursement for OMIDRIA in the fourth quarter of 2018, our revenues quickly returned to levels seen in prior periods during which pass-through reimbursement was available and subsequent quarter-over-quarter revenue growth approximated historical rates. Pass-through status for OMIDRIA allowed for separate reimbursement payment (i.e., outside the packaged procedural payment) to ASCs and hospitals using OMIDRIA in procedures involving patients covered by Medicare Part B.

Pass-through reimbursement for OMIDRIA under Medicare Part B expired on October 1, 2020, and consequently, our net revenues for September and the fourth quarter of 2020 were significantly reduced. In December 2020, the Centers for Medicare & Medicaid Services (“CMS”) confirmed that OMIDRIA, as an otherwise policy packaged drug following OMIDRIA’s expiration of pass-through status on October 1, 2020, qualifies for separate payment when used on Medicare Part B patients in the ambulatory surgery center (“ASC”) setting under CMS’ policy for non-opioid pain management surgical drugs. CMS made separate payment for OMIDRIA under this policy effective retroactively as of October 1, 2020. CMS’ non-opioid separate payment policy and, as a result, separate payment for OMIDRIA thereunder, like other CMS policies in the OPPS and ASC systems, can be changed by CMS through its annual rulemaking and comment process for its outpatient prospective payment and ASC payment systems. We believe that CMS will continue its separate payment policy for non-opioid pain management surgical drugs, which has been in effect since 2019, and that OMIDRIA will continue to be separately reimbursed when used in the ASC setting.

See Part 1, Item 1, “Business—Commercial Product—OMIDRIA” for additional details regarding the pass-through reimbursement status for OMIDRIA.

We expect our net losses will continue until such time as we derive sufficient revenues from sales of OMIDRIA and/or other sources, such as licensing, product sales and other revenues from our product candidates, that are sufficient to cover our operating expenses and debt service obligations.

As of December 31, 2020, we had $135.0 million in cash and cash equivalents and short-term investments available for general corporate use and $3.8 million in accounts receivable, net.

Results of Operations

Revenue

Our revenue consists of OMIDRIA product sales to ASCs, and hospitals in the U.S. Our product sales, net are as follows:

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
Product sales, net	$73,813	$111,805	$29,868

We launched OMIDRIA in the U.S. in the second quarter of 2015 and sell OMIDRIA primarily through wholesalers which, in turn, sell to ASCs and hospitals.

In 2020, OMIDRIA revenue decreased $38.0 million, or 34%, as compared to the year ended December 31, 2019. The decrease in revenue during 2020 compared to 2019 was due to COVID-19-related reductions in the number of elective cataract procedures from mid-March 2020 through late June 2020. The additional decrease in revenue during 2020 compared to 2019 was due to a slowdown in orders from wholesalers during September and the fourth quarter following expiration of pass-through reimbursement for OMIDRIA on October 1, 2020. In December 2020, CMS confirmed that OMIDRIA qualifies for separate payment when used in the ASC setting.

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

Given the uncertainty and local variances in the severity and response to the COVID-19 pandemic across the U.S., and whether CMS will continue its separate payment policy for non-opioid pain management surgical drugs, which has been in effect since 2019, we may experience significant fluctuations in period-over-period OMIDRIA revenues.

Gross-to-Net Deductions

We record OMIDRIA product sales net of estimated chargebacks, rebates, distribution fees and product returns. These deductions are generally referred to as gross-to-net deductions. Our total gross-to-net provisions for the years ended December 31, 2020, 2019 and 2018 were 31.2%, 27.7% and 28.1%, respectively, of gross OMIDRIA product sales.

Our gross-to-net provision and payments for the years ended December 31, 2020, 2019 and 2018 are summarized below:

		Distribution
		Fees and
		Product
	Chargebacks	Return
	and Rebates	Allowances	Total

	(In thousands)
Balance as of December 31, 2017	$5,724	$3,373	$9,097
Provisions	10,341	1,309	11,650
Payments	(9,050)	(3,197)	(12,247)
Balance as of December 31, 2018	7,015	1,485	8,500
Provisions	37,232	5,387	42,619
Payments	(34,007)	(4,635)	(38,642)
Balance as of December 31, 2019	10,240	2,237	12,477
Provisions	25,639	7,764	33,403
Payments	(32,139)	(9,053)	(41,192)
Balance as of December 31, 2020	$3,740	$948	$4,688

Chargebacks and Rebates

We record a provision for estimated chargebacks and rebates at the time we recognize OMIDRIA product sales revenue and reduce the accrual when payments are made or credits are granted. Our chargebacks are related to a pharmaceutical pricing agreement, a federal supply schedule agreement, a 340B prime vendor agreement, a Medicaid drug rebate agreement and an off-invoice discount to our customers. We also record a provision for our OMIDRIAssure® patient assistance and reimbursement services program and our rebates under our purchase volume-discount programs.

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

The following table illustrates our expenses associated with these activities:

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
Direct external expenses:
Clinical research and development:
MASP-2 program - OMS721 (narsoplimab)	$45,020	$49,804	$46,383
MASP-3 program - OMS906	7,172	—	—
OMIDRIA - Ophthalmology	2,053	2,679	2,388
PDE7 - OMS527	1,833	4,066	3,586
Total clinical research and development	56,078	56,549	52,357
Preclinical research and development	10,664	14,410	6,465
Total direct external expenses	66,742	70,959	58,822
Internal, overhead and other expenses	37,744	32,642	26,077
Stock-based compensation expense	6,331	6,095	4,961
Total research and development expenses	$110,817	$109,696	$89,860

Clinical research and development expenses decreased by $0.5 million between 2020 and 2019 due to timing of narsoplimab drug manufacturing activities and reduced OMS527 toxicology spending. During 2020, OMS906 clinical research and development expenses were $7.2 million, and embedded within pre-clinical research and development costs were $3.5 million of OMS906-related expenditures. These total expenditures of $10.7 million represent an increase of $1.8 million over the prior year.

The decrease in preclinical research and development expenses in 2020 compared to 2019 is primarily due to the migration of OMS906 from preclinical to clinical research and development beginning in the third quarter of 2020.

The increases in internal, overhead and other expenses in all years presented are primarily due to additional employee-related costs and buildout of expanded laboratory facilities in 2020 to support our research and development activities.

We expect overall research and development costs to increase in 2021 as we continue our ongoing Phase 3 clinical programs for narsoplimab and manufacture commercial drug substance in anticipation of the drug’s FDA approval for the treatment of HSCT-TMA. Our accounting policy is to expense all manufacturing costs incurred until regulatory approval is obtained in either the U.S. or Europe.

At this time, we are unable to estimate with certainty the longer-term costs we will incur in the continued development of our product candidates due to the inherently unpredictable nature of our preclinical and clinical development activities as well as the potential impact of the COVID-19 pandemic. Clinical development timelines, the probability of success and development costs can differ materially as new data become available and as expectations change. Our future research and development expenses will depend, in part, on the preclinical or clinical success of each product candidate as well as ongoing assessments of each program’s commercial potential. In addition, we cannot forecast with precision which product candidates, if any, may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses are comprised primarily of salaries, benefits and stock-compensation costs for sales, marketing and other personnel who are not directly engaged in research and development. Costs also include marketing and selling expenses, professional and legal services, general corporate costs and an allocation of our occupancy costs.

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
Selling, general and administrative expenses, excluding stock-based compensation expense	$64,101	$56,936	$44,966
Stock-based compensation expense	8,594	7,690	6,752
Total selling, general and administrative expenses	$72,695	$64,626	$51,718

The increase in selling, general and administrative expenses, excluding stock-based compensation during both years ended December 31, 2020 and 2019 was primarily due to increased pre-commercialization activities for narsoplimab for the treatment of HSCT-TMA.

We expect that our selling, general and administrative expenses in 2021 will increase from 2020, primarily due to planned U.S. commercialization activities related to narsoplimab.

Interest Expense

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
Interest expense	$26,751	$22,657	$16,252

Interest expense is primarily comprised of contractual interest and amortization of debt issuance and debt discount related to our 6.25% Convertible Senior Notes (the “2023 Notes”) and 5.25% Convertible Senior Notes (the “2026 Notes”) as well as interest on our finance leases. Non-cash interest expense for 2020, 2019 and 2018 was $11.6 million, $9.2 million and $5.6 million, respectively. Interest expense increased for each of these periods due to increases in total debt outstanding for each period. For more information regarding our debt and our unsecured convertible notes, see Part II, Item 8, “Note 7—Debt” and “Note 8—Unsecured Convertible Senior Notes” to our Consolidated Financial Statements in this Annual Report on Form 10-K.

Loss on Early Extinguishment of Debt

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
Loss on early extinguishment of debt	$13,374	$—	$12,993

In August and September 2020, we issued the 2026 Notes and repurchased $115.0 million of our 2023 Notes. We recorded a $13.4 million loss on early extinguishment of debt related to expensing the unamortized discount and issuance costs associated with the repurchased 2023 Notes.

In November 2018, we issued the 2023 Notes and repaid all previously outstanding loan amounts. We incurred a loss on early extinguishment of debt of $13.0 million associated with the unamortized lender facility fee, debt issuance costs, debt discount and prepayment fees in connection with the repayment.

Other Income

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
Other income	$654	$1,553	$1,781

Other income principally includes sublease rental income and interest earned on our cash and investments. The variations between years is primarily due to $0.8 million of expenses incurred in 2020 in connection with terminating the portion of the capped call related to the 2023 Notes that we repurchased.

Income Tax Benefit

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
Income tax benefit	$12,011	$—	$12,929

The income tax benefit in 2020 and 2018 is related to the issuance of the 2026 and 2023 Notes, respectively. See Part II, Item 8, “Note 13—Income Taxes” for additional information.

Financial Condition - Liquidity and Capital Resources

As of December 31, 2020, we had $135.0 million in cash, cash equivalents and short-term investments available for general corporate use held primarily in money-market accounts as compared to $60.8 million at December 31, 2019. We have historically generated net losses and incurred negative cash flows. For the year ended December 31, 2020, we incurred net losses of $138.1 million and incurred negative cash flows from operations of $100.1 million. The net loss and the negative cash flows from operations were significantly affected by (1) reduced OMIDRIA revenues due to uncertainties regarding the reimbursement status of OMIDRIA following expiration of the drug’s pass-through status and associated separate payment by CMS on October 1, 2020 and (2) the impact of COVID-19 on the number of cataract surgeries performed nationally.

In December 2020, CMS confirmed that OMIDRIA qualifies for separate payment when used in the ASC setting. See Part 1, Item 1, “Business—Commercial Product—OMIDRIA” for additional details regarding the reimbursement status for OMIDRIA.

FDA accepted our BLA for narsoplimab in HSCT-TMA for priority review and has indicated a Prescription Drug User Fee Act (“PDUFA”) date of July 17, 2021. We expect to launch narsoplimab commercially for HSCT-TMA in the U.S. very soon following FDA approval, and preparations to execute our sales and marketing strategies for launch are underway. These plans include various milestones at which we commit to incremental activities, such as field sales hiring, and provide for flexibility in the timing of costs incurred should the approval of narsoplimab occur in advance or after the current PDUFA date. If warranted, we will adjust the timing and associated costs of our HSCT-TMA launch activities as we advance through the BLA review and approval process.

We plan to continue to fund our operations for at least the next twelve months with our cash and investments on hand, from sales of OMIDRIA and, if FDA approval is granted, from sales of narsoplimab for HSCT-TMA. There is also the possibility that narsoplimab will generate revenues in the treatment of COVID-19. In addition, we may utilize funds available under our accounts receivable-based line of credit, which allows us to borrow up to 85% of our available accounts receivable borrowing base less certain reserves or $50.0 million, whichever is less. We may also sell shares of our common stock through our “at the market” equity offering program. For additional information regarding this program, see Part II, Item 9B, “Other Information.” Should it be necessary or determined to be strategically advantageous, we also could pursue debt financings, public and private offerings of our equity securities similar to those we have completed previously, or other strategic transactions, which may include licensing all or a portion of any of our existing technologies. Should it be necessary to manage our operating expenses, we would reduce our projected cash requirements through reduction of our expenses by delaying clinical trials, reducing selected research and development efforts, or implementing other restructuring activities.

Cash Flow Data

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
Selected cash flow data
Cash provided by (used in):
Operating activities	$(100,086)	$(60,073)	$(103,737)
Investing activities	$(67,031)	$(3,401)	$25,151
Financing activities	$174,534	$60,697	$81,053

Operating Activities. Net cash used in operating activities increased for the year ended December 31, 2020 by $40.0 million compared to the same period in 2019. The difference largely resulted from the $53.6 million increase in our net loss from 2019, a $33.0 million increase in cash used in accounts payable and accrued expense, and a $3.6 million increase in cash used for prepaid and other assets. These uses were partially offset by a $43.7 million increase in cash provided from collections of accounts receivable and an increase in non-cash charges of $5.6 million.

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

Net cash used in investing activities during 2020 was $67.0 million, an increase of $63.6 million from the $3.4 million net cash used in investing activities for the same period in 2019, driven by an increase in purchases of investments of $133.2 million offset by proceeds from sale and maturities of investments of $66.4 million.

Net cash used investing activities during 2019 was $3.4 million, a decrease of $28.6 million from the $25.2 million net cash provided by investing activities for the same period in 2018. The net change in our investments sold compared to purchased decreased by $28.8 million providing cash to fund our operations.

Financing Activities. Net cash provided by financing activities in the year ended December 31, 2020 was $174.5 million, a net increase of $113.8 million over the same period in 2019. The increase compared to the prior year was due to receiving cash proceeds of $76.9 million, net, from the issuance of our 2026 Notes, which includes the payments for partial repurchase of our 2023 Notes, payments for debt issuance costs, proceeds from termination of our 2023 capped call, and purchases of capped calls related to our 2026 Notes. In addition, we received net proceeds of $93.7 million from our August 2020 public offering of our common stock.

Net cash provided by financing activities in the year ended December 31, 2019 was $60.7 million, a net decrease of $20.4 million over the same period in 2018, In December 2019, we received $54.2 million net proceeds from a public offering of our common stock.

Convertible Notes

For more information regarding the 2023 and 2026 Notes, see Part II, Item 8, “Note 8—Unsecured Convertible Senior Notes” to our Consolidated Financial Statements in this Annual Report on Form 10-K.

Line of Credit

We have a Line of Credit Agreement, under which we may draw, on a revolving basis, up to the lesser of $50.0 million and 85.0% of our eligible accounts receivable, less certain reserves. The Line of Credit Agreement is secured by all our assets excluding intellectual property and development program inventories and matures on August 2, 2022. As of December 31, 2020, we had no outstanding borrowings under the Line of Credit Agreement and we were in compliance with all covenants. For more information regarding the Line of Credit Agreement, see Part II, Item 8, “Note 7—Debt” to our Consolidated Financial Statements in this Annual Report on Form 10-K.

Contractual Obligations and Commitments

The following table presents a summary of our contractual obligations and commitments as of December 31, 2020.

	Payments Due Within
				More than
	1 Year	2-3 Years	4-5 Years	5 Years	Total

	(In thousands)
Operating leases	$6,536	$13,501	$13,970	$12,593	$46,600
Finance leases (principal and interest)	1,205	771	30	—	2,006
Unsecured convertible senior notes	—	95,000	—	225,030	320,030
Goods & services	11,042	20,979	123	—	32,144
Total	$18,783	$130,251	$14,123	$237,623	$400,780

Operating Leases

We lease our office and laboratory space in The Omeros Building under a lease agreement with BMR - 201 Elliott Avenue LLC. The initial term of the lease ends in November 2027 and we have two options to extend the lease term, each by five years. We lease office and laboratory equipment under various operating and finance lease agreements with initial terms of five years or less. As of December 31, 2020, the remaining aggregate non-cancelable rent payable under the initial term of the lease, excluding common area maintenance and related operating expenses, is $46.6 million.

Convertible Notes

Refer to “Financial Condition—Liquidity and Capital Resources—Convertible Notes” above.

Goods & Services

We have certain non-cancelable obligations under other agreements for the acquisitions of goods and services associated with the manufacturing of our product candidates, which contain firm commitments. As of December 31, 2020, our aggregate firm commitments are $32.1 million.

We may be required, in connection with in-licensing or asset acquisition agreements, to make certain royalty and milestone payments and we cannot, at this time, determine when or if the related milestones will be achieved or whether the events triggering the commencement of payment obligations will occur. Therefore, such payments are not included in the table above. For information regarding agreements that include these royalty and milestone payment obligations, see Part II, Item 8, “Note 10—Commitments and Contingencies” to our Consolidated Financial Statements in this Annual Report on Form 10-K.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our consolidated financial statements, in conformity with U.S. generally accepted accounting principles (“GAAP”), requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances; however, actual results could differ from those estimates. An accounting policy is considered critical if it is important to a company’s financial condition and results of operations and if it requires the exercise of significant judgment and the use of estimates on the part of management in its application. Although we believe that our judgments and estimates are appropriate, actual results may differ materially from our estimates. For a summary of our critical accounting policies, See Part II, Item 8, “Note 2—Significant Accounting Policies” to our Consolidated Financial Statements in this Annual Report on Form 10-K.

We believe the following to be our critical accounting policies because they are both important to the portrayal of our financial condition and results of operations and they require critical judgment by management and estimates about matters that are uncertain:

●	revenue recognition;
●	research and development expenses, primarily related to the manufacturing of drug product;
●	accounting for lease agreements, primarily related to our computation of incremental borrowing rate;
●	accounting for convertible debt issuances, primarily related to fair valuing debt and issuance costs; and
●	stock-based compensation, primarily related to our fair value assumptions.

If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected.

Revenue Recognition

Product Sales, Net: We typically record revenue from product sales when the product is delivered to our wholesalers which is generally when we satisfy all performance obligations. Product sales are recorded net of wholesaler distribution fees and estimated chargebacks, rebates, returns and purchase-volume discounts. Accruals or allowances are established for these deductions in the same period when revenue is recognized, and actual amounts incurred are offset against the applicable accruals or allowances. We reflect each of these accruals or allowances as either a reduction in the related accounts receivable or as an accrued liability depending on how the amount is expected to be settled.

Chargebacks and Rebates: Provisions for chargebacks are determined utilizing historical and projected payer mix and information regarding sell-through and inventory on-hand received directly from wholesalers. Chargebacks are generally settled within four weeks of recording product sales revenue.

We provide reimbursement support services and financial assistance in the form of a rebate to patients whose commercial insurance is inadequate to cover the full cost of OMIDRIA. We apply an experience ratio based on historical and projected patient claims. This experience ratio is applied to product sales to determine the patient rebate accrual and is reviewed and updated periodically to reflect actual results.

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

We allow for the return of product up to 12 months past its expiration date or for product that is damaged. In estimating product returns, we take into consideration our return experience to date, the remaining shelf-life of product we have previously sold, inventory in the wholesale channel and our expectation that product is typically not held by the health care providers based on the frequency of their reorders.

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

Clinical trial expenses are estimated on a cost per patient that varies depending on the clinical trial site. As actual costs become known to us, we adjust our estimates; these changes in estimates may result in understated or overstated expenses at any given point in time.

Right-of-Use Assets and Related Lease Liabilities

On January 1, 2019, we adopted Accounting Standards Update (ASU) 2016-02, Leases, (Topic 842) using a modified retrospective approach versus recasting the prior periods presented. For a summary of the adoption of this critical accounting policies, See Part II, Item 8, “Note 2—Significant Accounting Policies” to our Consolidated Financial Statements in this Annual Report on Form 10-K.

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

ITEM 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily confined to our investment securities and debt. The primary objective of our investment activities is to preserve our capital to fund operations, and we do not enter into financial instruments for trading or speculative purposes. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in high-credit-quality securities. As of December 31, 2020, we had cash, cash equivalents and short-term investments of $135.0 million. In accordance with our investment policy, we invest funds in highly liquid, investment-grade securities. The securities in our investment portfolio are not leveraged and are classified as available-for-sale. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative effect on the realized value of our investment portfolio. We actively monitor changes in interest rates and, with our current portfolio of short-term investments, we are not exposed to potential loss due to changes in interest rates.

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Omeros Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Omeros Corporation (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, shareholders' deficit and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

to determine the experience ratio. In particular, management was required to estimate patient rebates for which claims have not been submitted to the Company as of December 31, 2020.
Revenue Deductions
Description of the Matter

As more fully described in Note 2 of the consolidated financial statements, product sales to wholesalers are recorded net of revenue deductions. For the year ended December 31, 2020, revenue deductions totaled $33.4 million. Certain of these revenue deductions require estimates of inventory at wholesalers and ASCs as well as the application of an experience ratio based on historical and projected discounts and rebate claims.

Auditing management’s determination of the revenue deductions is complex and requires judgment due to the level of estimation involved in management’s assumptions related to inventories held by wholesalers and ASCs, and the experience ratio used to estimate unsubmitted claims.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s internal controls over management’s process for estimating inventories in channel and the experience ratio.

To test the revenue deductions, we performed audit procedures that included, among others, evaluating the significant assumptions and the accuracy and completeness of underlying data used in management’s calculations. We compared the significant assumptions used by management to historical ratios of rebate claims to product sales, and other relevant factors. We also assessed the historical accuracy of management’s estimates by comparing previous estimates to actual activity in subsequent periods.

Accounting for convertible senior notes
Description of the Matter

During 2020, the Company issued $225 million of 5.25% Convertible Senior Notes due 2026 (the “2026 Notes”). As discussed in Note 8 of the consolidated financial statements, the 2026 Notes include conversion terms that require the Company to account for the debt and equity components of the instruments separately, including allocating value to the debt component with the remaining value allocated to the equity component reflected as a debt discount to be amortized to interest expense over the term of the notes.

Auditing management’s conclusions related to the value allocated to the debt portion of the Convertible Note is complex and involves estimation to determine the effective yield that the Company would have received on the debt issuance had it not included a conversion feature.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s initial 2026 Notes accounting process including controls over the Company’s review of the valuation methodology and related key assumptions used to determine the fair value of the debt component.

To test the initial accounting for the 2026 Notes, our audit procedures included, among others, inspection of the debt agreement and testing management’s application of the relevant accounting guidance. To test the value assigned to the debt and equity components, we performed audit procedures involving our valuation specialists to evaluate the Company’s determination of the fair value of the debt absent of any conversion feature. This included testing the appropriateness of the methodology and underlying assumptions used, performing independent comparable calculations, and evaluating the sensitivity of management’s key assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1998.

Seattle, Washington

March 1, 2021

OMEROS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$10,501	$3,084
Short-term investments	124,452	57,704
Receivables, net	3,841	35,185
Inventory	1,355	1,147
Prepaid expense and other assets	11,136	6,625
Total current assets	151,285	103,745
Property and equipment, net	2,551	3,829
Right of use assets	25,526	27,082
Restricted investments	1,055	1,154
Advanced payments, non-current	625	1,159
Total assets	$181,042	$136,969

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$4,199	$5,328
Accrued expenses	28,755	46,627
Current portion of lease liabilities	3,782	3,504
Total current liabilities	36,736	55,459
Lease liabilities, non-current	28,770	32,318
Unsecured convertible senior notes, net	236,288	158,213
Commitments and contingencies (Note 10)
Shareholders’ deficit:
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized; none issued and outstanding at December 31, 2020 and December 31, 2019.	—	—
Common stock, par value $0.01 per share, 150,000,000 shares authorized at December 31, 2020 and December 31, 2019; 61,671,231 and 54,200,810 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively.	616	542
Additional paid-in capital	751,304	625,048
Accumulated deficit	(872,672)	(734,611)
Total shareholders’ deficit	(120,752)	(109,021)
Total liabilities and shareholders’ deficit	$181,042	$136,969

See accompanying Notes to Consolidated Financial Statements

OMEROS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Product sales, net	$73,813	$111,805	$29,868

Costs and expenses:
Cost of product sales	902	865	512
Research and development	110,817	109,696	89,860
Selling, general and administrative	72,695	64,626	51,718
Total costs and expenses	184,414	175,187	142,090
Loss from operations	(110,601)	(63,382)	(112,222)
Loss on early extinguishment of debt	(13,374)	—	(12,993)
Interest expense	(26,751)	(22,657)	(16,252)
Other income	654	1,553	1,781
Loss before income tax benefit	(150,072)	(84,486)	(139,686)
Income tax benefit	12,011	—	12,929
Net loss	$(138,061)	$(84,486)	$(126,757)
Comprehensive loss	$(138,061)	$(84,486)	$(126,757)
Basic and diluted net loss per share	$(2.41)	$(1.71)	$(2.61)
Weighted-average shares used to compute basic and diluted net loss per share	57,176,743	49,523,444	48,582,636

See accompanying Notes to Consolidated Financial Statements

OMEROS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(In thousands, except share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2017	48,211,226	$482	$520,072	$(523,368)	$(2,814)
Issuance of common stock upon exercise of stock options	800,458	8	6,724	—	6,732
Issuance of warrants in connection with debt amendment	—	—	1,424	—	1,424
Stock-based compensation	—	—	11,713	—	11,713
Purchase of 2023 Capped Calls	—	—	(33,180)	—	(33,180)
Equity component of 2023 Notes, net of issuance costs	—	—	55,655	—	55,655
Income tax benefit related to issuance of 2023 Notes	—	—	(12,929)	—	(12,929)
Net loss	—	—	—	(126,757)	(126,757)
Balance at December 31, 2018	49,011,684	490	549,479	(650,125)	(100,156)
Issuance of common stock in direct offering, net of offering costs	4,389,311	44	54,194	—	54,238
Issuance of common stock upon exercise of stock options	799,815	8	7,590	—	7,598
Stock-based compensation	—	—	13,785	—	13,785
Net loss	—	—	—	(84,486)	(84,486)
Balance at December 31, 2019	54,200,810	542	625,048	(734,611)	(109,021)
Issuance of common stock in direct offering, net of offering costs	6,900,000	69	93,606	—	93,675
Issuance of common stock upon exercise of stock options	556,421	5	5,017	—	5,022
Issuance of common stock upon grant of restricted stock awards	14,000	—	155	—	155
Stock-based compensation	—	—	14,770	—	14,770
Equity component of 2026 Notes, net of issuance costs	—	—	61,628	—	61,628
Purchase of 2026 Capped Calls	—	—	(23,223)	—	(23,223)
Equity component of early extinguishment of 2023 Notes	—	—	(22,073)	—	(22,073)
Termination of the 2023 Capped Call contracts related to debt repurchased	—	—	8,387	—	8,387
Income tax benefit related to issuance of 2026 Notes	—	—	(12,011)	—	(12,011)
Net loss	—	—	—	(138,061)	(138,061)
Balance at December 31, 2020	61,671,231	$616	$751,304	$(872,672)	$(120,752)

See accompanying Notes to Consolidated Financial Statements

OMEROS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities:
Net loss	$(138,061)	$(84,486)	$(126,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	14,925	13,785	11,713
Non-cash interest expense	11,649	9,232	5,635
Depreciation and amortization	1,616	1,790	962
Loss on early extinguishment of debt	13,374	—	12,993
Deferred income tax	(12,011)	—	(12,929)
Fair value settlement upon termination of cap call contract	838	—	354
Changes in operating assets and liabilities:
Receivables	31,344	(12,367)	(5,674)
Inventory	(208)	(1,059)	355
Prepaid expenses and other assets	(3,816)	(251)	(498)
Accounts payable and accrued expenses	(19,736)	13,283	10,109
Net cash used in operating activities	(100,086)	(60,073)	(103,737)
Investing activities:
Purchases of property and equipment	(283)	(334)	(567)
Purchases of investments	(133,194)	(58,217)	(68,782)
Proceeds from the sale and maturities of investments	66,446	55,150	94,500
Net cash (used in) provided by investing activities	(67,031)	(3,401)	25,151
Financing activities:
Proceeds from issuance of convertible senior notes	225,030	—	210,000
Payments for debt issuance costs	(6,785)	—	(6,800)
Proceeds from debt borrowings	—	—	44,550
Purchases of capped calls related to convertible senior notes	(23,223)	—	(33,180)
Payments for repurchases of convertible senior notes	(125,638)	—	—
Repayment of debt	—	—	(132,077)
Payments on debt prepayment and extinguishment	—	—	(11,902)
Proceeds from termination of capped call contracts	7,549	—	—
Proceeds from issuance of common stock, net	93,675	54,238	—
Proceeds upon exercise of stock options and warrants	5,022	7,598	6,732
Release in restricted investments	99	—	4,681
Principal payments on finance lease liabilities	(1,195)	(1,139)	(951)
Net cash provided by financing activities	174,534	60,697	81,053
Net increase (decrease) in cash and cash equivalents	7,417	(2,777)	2,467
Cash and cash equivalents at beginning of period	3,084	5,861	3,394
Cash and cash equivalents at end of period	$10,501	$3,084	$5,861

Supplemental cash flow information
Cash paid for interest	$11,603	$13,462	$8,896
Property acquired under finance lease	$216	$1,440	$2,118
Conversion of accrued interest to debt	$—	$—	$3,408
Fair value of warrants issued in connection with debt amendment	$—	$—	$1,424

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

Risks and Uncertainties

Pass-through reimbursement for OMIDRIA under Medicare Part B expired on October 1, 2020, and consequently, our net revenues for September and the fourth quarter of 2020 were significantly reduced. In December 2020, the Centers for Medicare & Medicaid Services (CMS) confirmed that OMIDRIA, as an otherwise policy packaged drug following OMIDRIA’s expiration of pass-through status on October 1, 2020, qualifies for separate payment when used on Medicare Part B patients in the ambulatory surgery center (ASC) setting under CMS’ policy for non-opioid pain management surgical drugs. CMS made separate payment for OMIDRIA under this policy effective retroactively as of October 1. CMS’ current non-opioid separate payment policy and, as a result, separate payment for OMIDRIA thereunder, like other CMS policies in the OPPS and ASC systems, can be changed by CMS through its OPPS/ASC annual rulemaking and comment process.

The outbreak of the novel strain of coronavirus that causes COVID-19 and the responses to the global pandemic by various governmental authorities, the medical community and others continue to have a significant impact on our business. Due to the unknown magnitude, duration and outcome of the COVID-19 pandemic, it is not possible to estimate precisely its impact on our business, operations or financial results; however, the impact has been and could continue to be substantial.

We have filed our narsoplimab BLA application for HSCT-TMA with FDA. We anticipate, but cannot warrant, that narsoplimab will receive FDA approval and launch in the U.S. in 2021. Currently we cannot fully predict, if and when approved, the timing or the magnitude of narsoplimab revenues, but we believe they will be significant. Execution of our sales and marketing strategies for the launch of narsoplimab for HSCT-TMA is underway. These plans include various milestones at which we commit to incremental activities, providing for flexibility in the timing of costs incurred should the approval of narsoplimab be in advance of or following the current PDUFA date. If appropriate, we will adjust the timing and associated costs of our HSCT-TMA launch activities as we advance through the BLA review and approval process.

We plan to continue to fund our operations for at least the next twelve months with our cash and investments on hand, from sales of OMIDRIA and, if FDA approval is granted, from sales of narsoplimab for HSCT-TMA. In addition, we may utilize funds available under our accounts receivable-based line of credit, which allows us to borrow up to 85% of our available accounts receivable borrowing base less certain reserves or $50.0 million, whichever is less. We may also sell shares of our common stock through our “at the market” equity offering program. Should it be necessary or determined to be strategically advantageous, we also could pursue debt financings, public and private offerings of our equity securities similar to those we have completed previously, or other strategic transactions, which may include licensing all or a portion of any of our existing technologies. Should it be necessary to manage our operating expenses, we would reduce our projected cash requirements through reduction of our expenses by delaying clinical trials, reducing selected research and development efforts, or implementing other restructuring activities.

Segments

We operate in one segment. Management uses cash flow as the primary measure to manage our business and does not segment our business for internal reporting or decision-making.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant items subject to such estimates include revenue recognition, stock-based compensation expense, and accruals for clinical trials and manufacturing of drug product. We base our estimates on historical experience and on various other factors, including the impact of the COVID-19 pandemic, that we believe are reasonable under the circumstances; however, actual results could differ from these estimates.

Note 2—Significant Accounting Policies

Cash and Cash Equivalents, Short-Term Investments and Restricted Investments

Cash and cash equivalents include highly liquid investments with a maturity of three months or less on the date of purchase. Short-term investment securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses, if any, are reported as a separate component of shareholders’ deficit. Amortization, accretion, interest and dividends, realized gains and losses and declines in value judged to be other-than-temporary are included in other income. The cost of securities sold is based on the specific-identification method. Investments in securities with maturities of less than one year, or those for which management intends to use the investments to fund current operations, are included in current assets. We evaluate whether an investment is other-than-temporarily impaired based on the specific facts and circumstances. Factors that are considered in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis; the financial condition of the investee; and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment. Restricted investments held in money-market funds include security deposits held by our landlord.

As of December 31, 2020 and 2019, all investments are classified as short-term and available-for-sale. Investment income, which is included as a component of other income, consists primarily of interest earned.

Inventory

Inventory is stated at the lower of cost or market determined on a specific identification basis in a manner that approximates the first-in, first-out (FIFO) method. Costs include amounts related to third-party manufacturing, transportation and internal labor and overhead. Capitalization of costs as inventory begins when regulatory approval of the product candidate is reasonably assured in the U.S. or the European Union (EU). We expense inventory costs related to product candidates as research and development expenses prior to receiving regulatory approval in the respective territory. Inventory is reduced to net realizable value for excess and obsolete inventories based on forecasted demand.

Receivables, Net

Receivables relate primarily to sales of OMIDRIA to wholesalers and include reductions for estimated chargebacks and product returns that are expected to be settled through reductions in receivables. Remaining receivables consist of amounts from subleases for space in our facilities. Considering the nature and historic collectability of our receivables, we concluded an allowance for doubtful accounts is not necessary as of December 31, 2020 and 2019.

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

Unsecured Convertible Senior Notes

In November 2018, we issued $210.0 million in aggregate principal amount of our 6.25% Convertible Senior Notes (the 2023 Notes) and, in August and September 2020, we issued $225.0 million in aggregate principal amount of our 5.25% Convertible Senior Notes (the 2026 Notes). We used a portion of the proceeds from the 2026 Notes to repurchase $115.0 million principal amount of the 2023 Notes and the related capped call (see “Note 8--Unsecured Convertible Senior Notes”) and used the remainder for general corporate purposes.

The 2023 and 2026 Notes are accounted for in accordance with Accounting Standards Codification (ASC) Subtopic 470-20, Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470-20, we account for convertible debt that may be settled wholly or partially in cash upon conversion as having both a liability component (debt) and an equity component (conversion option). The cash conversion guidance applies as the embedded conversion features meet the requirements for a derivative scope exception for instruments that are both indexed to an entity’s own stock and classified in stockholders’ equity in the balance sheet. Principal cash proceeds from the instrument are allocated first to the liability component based on the fair value of non-convertible debt using the income and market-based approaches to determine an effective interest rate for present valuing the cash proceeds. For the income-based approach, we use a convertible bond pricing model that includes several assumptions such as volatility and a risk-free rate. For the market-based approach, we observe the price of derivative price instruments purchased in conjunction with our convertible senior note issuances or evaluate issuances of convertible debt securities by other companies with similar credit risk ratings at the time of issuance. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the instrument. Issuance costs from the instrument are then allocated to the liability and equity components in the same proportion as the proceeds. The equity component of the cash principal proceeds and the liability component of the issuance costs represent a debt discount, which we amortize as non-cash interest expense over the term of the notes using the effective interest rate method.

Transactions involving contemporaneous exchanges of cash between the same debtor and creditor in connection with the issuance of a new debt obligation and satisfaction of an existing debt obligation by the debtor should be evaluated as a modification or an exchange transaction depending on whether the exchange is determined to have substantially different terms. The 2023 Notes repurchase and issuance of the 2026 Notes were deemed to have substantially different terms due to the significant difference between the value of the conversion option immediately prior to and after the exchange. Therefore, the repurchase of the 2023 Notes was accounted for as a debt extinguishment.

Impairment of Long-Lived Assets

We assess the impairment of long-lived assets, primarily property and equipment, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparing the carrying value to future undiscounted cash flows that the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment will be reflected in the results of operations in the period of impairment. We have not recognized any impairment losses for the years ended December 31, 2020, 2019 and 2018.

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

Product Sales, Net

We generally record revenue from product sales when the product is delivered to our wholesalers and title for the product is transferred. Product sales are recorded net of wholesaler distribution fees and estimated chargebacks, rebates, returns and purchase-volume discounts. Accruals or allowances are established for these deductions in the same period when revenue is recognized, and actual amounts incurred are offset against the applicable accruals or allowances. We reflect each of these accruals or allowances as either a reduction in the related accounts receivable or as an accrued liability depending on how the amount is expected to be settled.

Chargebacks and Rebates

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

We allow for the return of product up to 12 months past its expiration date or for product that is damaged. In estimating product returns, we take into consideration our return experience to date, the remaining shelf-life of product we have previously sold, inventory in the wholesale channel and our expectation that product is typically not held by the health care providers based on the frequency of their reorders.

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

Selling, General and Administrative

Selling, general and administrative expenses are comprised primarily of salaries, benefits, and stock-compensation costs for sales, marketing, and other personnel not directly engaged in research and development. Additionally, selling, general and administrative expenses include marketing and selling expenses, professional and legal services; patent costs; depreciation, an allocation of our occupancy costs; and other general corporate expenses. Advertising costs, which we consider to be media and marketing materials, are expensed as incurred and were $5.6 million, $8.0 million and $2.5 million during the years ended December 31, 2020, 2019 and 2018, respectively.

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

Stock-Based Compensation

Stock-based compensation expense is recognized for all share-based payments based on estimated fair values. The fair value of our stock options is calculated using the Black-Scholes option-pricing model which requires judgmental assumptions around volatility, forfeiture rates and expected option term. Compensation expense is recognized over the optionees’ requisite service periods, which is generally the vesting period, using the straight-line method. Forfeiture expense is estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of net loss and certain changes in equity that are excluded from net loss. There was no difference between comprehensive loss and net loss for the years ended December 31, 2020, 2019 or 2018.

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

Major Customers

We sell OMIDRIA through a limited number of wholesalers. Each of these wholesalers, together with entities under their common control, accounted for greater than 10% of our total revenues for the years ended December 31, 2020, 2019 and 2018 and greater than 10% of accounts receivable as of December 31, 2020, 2019 and 2018 as noted below.

	2020		2019		2018
	Percentage	Percentage	Percentage	Percentage	Percentage	Percentage
	of Total	of Accounts	of Total	of Accounts	of Total	of Accounts
	Revenue	Receivable	Revenue	Receivable	Revenue	Receivable
Distributor A	25%	36%	25%	23%	31%	27%
Distributor B	26%	31%	24%	19%	27%	25%
Distributor C	32%	10%	29%	33%	22%	25%
Distributor D	17%	23%	22%	25%	20%	23%

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

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software, (Subtopic 350-40) related to the accounting for cloud computing arrangements to follow the internal-use software guidance in determining which development costs to defer and recognize as an asset. We adopted the standard January 1, 2020 on a prospective basis.

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

Note 3—Net Loss Per Share

Our potentially dilutive securities include potential common shares related to our stock options, warrant and unsecured convertible senior notes. Diluted earnings per share (Diluted EPS) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period.

Potentially dilutive securities excluded from Diluted EPS are as follows:

	Year Ended December 31,
	2020	2019	2018
Outstanding options to purchase common stock	1,585,332	2,664,841	2,856,342
Outstanding warrants to purchase common stock	10,792	16,153	16,851
Total potentially dilutive shares excluded from loss per share	1,596,124	2,680,994	2,873,193

Note 4—Accounts Receivable, Net

Accounts receivable, net consists of the following:

	December 31,	December 31,
	2020	2019

	(In thousands)
Trade receivables, net	$3,771	$35,074
Sublease and other receivables	70	111
Total accounts receivables, net	$3,841	$35,185

Trade receivables are shown net of $1.2 million and $1.6 million of chargeback and product return allowances as of December 31, 2020 and 2019, respectively.

Note 5—Fair-Value Measurements

As of December 31, 2020 and 2019, all investments were classified as short-term and available-for-sale. Investment income, which was included as a component of other income, consists of interest earned.

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

Our fair-value hierarchy for our financial assets measured at fair value on a recurring basis are as follows:

	December 31, 2020
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Money-market funds classified as non-current restricted investments	$1,055	$—	$—	$1,055
Money-market funds classified as short-term investments	124,452	—	—	124,452
Total	$125,507	$—	$—	$125,507

	December 31, 2019
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Money-market funds classified as non-current restricted investments	$1,154	$—	$—	$1,154
Money-market funds classified as short-term investments	57,704	—	—	57,704
Total	$58,858	$—	$—	$58,858

Cash held in demand deposit accounts of $10.5 million and $3.1 million is excluded from our fair-value hierarchy disclosure as of December 31, 2020 and 2019, respectively. There were no unrealized gains or losses associated with our short-term investments as of December 31, 2020 or 2019. The carrying amounts for receivables, accounts payable and accrued liabilities, and other current monetary assets and liabilities, including lease financing obligations, approximate fair value.

See “Note 8--Unsecured Convertible Senior Notes” for the carrying amount and estimated fair value of our 5.25% Convertible Senior Notes due 2026 and 6.25% Convertible Senior Notes due 2023.

Note 6—Certain Balance Sheet Accounts

Inventory

Inventory consists of the following:

	December 31,	December 31,
	2020	2019

	(In thousands)
Raw materials	$109	$91
Work-in-progress	462	338
Finished goods	784	718
Total inventory	$1,355	$1,147

Property and Equipment, Net

Property and equipment, net consists of the following:

	December 31,	December 31,
	2020	2019

	(In thousands)
Finance leases	$5,690	$5,474
Laboratory equipment	2,898	2,844
Computer equipment	985	921
Office equipment and furniture	625	625
Total cost	10,198	9,864
Less accumulated depreciation and amortization	(7,647)	(6,035)
Total property and equipment, net	$2,551	$3,829

For the years ended December 31, 2020, 2019 and 2018, depreciation and amortization expenses were $1.6 million, $1.8 million and $1.0 million, respectively.

Accrued Expenses

Accrued expenses consist of the following:

	December 31,	December 31,
	2020	2019

	(In thousands)
Contract research and development	$7,952	$24,107
Consulting and professional fees	5,393	3,610
Interest payable	5,205	1,640
Employee compensation	3,948	3,546
Sales rebates, fees and discounts	3,326	10,870
Clinical trials	2,121	1,982
Other accrued expenses	810	872
Total accrued expenses	$28,755	$46,627

Note 7—Debt

Note Payable

In October 2016, we entered into a note payable agreement (the Note) with CRG Servicing LLC (“CRG”) and borrowed $80.0 million. In May 2018, we borrowed the remaining $45.0 million available under the Note and issued to CRG warrants to purchase up to 200,000 shares of our common stock with an exercise price of $23.00 per share and total fair value of $1.4 million.

In November 2018, we issued $210.0 million in principal amount of unsecured convertible senior notes (see “Note 8—Unsecured Convertible Senior Notes”) and repaid the Note. Upon repayment, we incurred a loss on early extinguishment of debt of $13.0 million associated with the unamortized lender facility fee, debt issuance costs, debt discount and prepayment fees upon repayment of the Note.

Line of Credit

We have a Loan and Security Agreement with Silicon Valley Bank (SVB), which provides for a $50.0 million revolving line of credit facility (the Line of Credit Agreement). Under the Line of Credit Agreement, we may draw, on a revolving basis, up to the lesser of $50.0 million and 85.0% of our eligible accounts receivable, less certain reserves. The

Line of Credit Agreement is secured by all our assets excluding intellectual property and development program inventories and matures in August 2022.

Interest on amounts outstanding is payable monthly at a floating rate equal to the greater of 5.50% and the prime rate per annum. If the Line of Credit Agreement is terminated prior to the maturity date for any reason other than replacement with a new SVB credit facility or a new syndicated facility in which SVB acts as the agent, we are required to pay a termination fee of $1.0 million. We paid an initial commitment fee of $150,000 upon closing and are required to pay additional commitment fees of $150,000 on each of the first and second anniversaries of the closing date, or upon the earlier termination of, or default under, the Line of Credit Agreement.

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

As of December 31, 2020, we had no outstanding borrowings under the Line of Credit Agreement.

Note 8—Unsecured Convertible Senior Notes

In November 2018, we issued $210.0 million in aggregate principal amount on our 2023 Notes, and in August and September 2020, we issued an aggregate principal amount of $225.0 million on our 2026 Notes. We used a portion of the proceeds from the 2026 Notes to repurchase $115.0 million principal amount of the 2023 Notes and terminate a corresponding portion of the related capped call.

Unsecured convertible senior notes outstanding at December 31, 2020 and 2019, respectively, are as follows:

	Balance as of December 31, 2020
	2023 Notes	2026 Notes	Total

	(In thousands)
Principal amount	$95,000	$225,030	$320,030
Unamortized discount	(17,101)	(60,544)	(77,645)
Unamortized issuance costs attributable to liability component	(1,481)	(4,616)	(6,097)
Total Convertible Senior Notes, net	$76,418	$159,870	$236,288

Fair value of outstanding Convertible Senior Notes (1)	$101,769	$246,779

Amount by which the Convertible Senior Notes if-converted value exceeds their principal amount	$6,769	$21,749

Equity component	$25,854	$63,544
Issuance costs	(837)	(1,916)
Net carrying amount of equity component (2)	$25,017	$61,628

Balance as of
December 31, 2019
2023 Notes
(In thousands)
Principal amount	$210,000
Unamortized discount	(47,660)
Unamortized issuance costs attributable to liability component	(4,127)
Total Convertible Senior Notes, net	$158,213

Fair value of outstanding Convertible Senior Notes (1)	$208,163

Amount by which the Convertible Senior Notes if-converted value exceeds their principal amount	$—

Equity component	$57,152
Issuance costs	(1,851)
Net carrying amount of equity component (2)	$55,301
(1)	The fair value is classified as Level 3 due to the limited trading activity for the unsecured convertible senior notes.
(2)	Included in the consolidated balance sheet within additional paid-in capital.

2023 Convertible Senior Notes

In November 2018, we issued $210.0 million in aggregate principal amount on our 2023 Notes. The 2023 Notes are unsecured and accrue interest at an annual rate of 6.25% per annum, payable semi-annually in arrears on May 15 and November 15 of each year. The 2023 Notes mature on November 15, 2023 unless earlier purchased, redeemed or converted in accordance with their terms. We received net proceeds of $24.0 million as summarized below:

(In thousands)
2023 Notes principal amount issued	$210,000
Repayment of previously outstanding note payable (see "Note 7--Debt")	(146,046)
Purchase of 2023 Capped Call	(33,180)
Issuance costs	(6,800)
Net proceeds available for corporate use	$23,974

The 2023 Notes are convertible into cash, shares of our common stock or a combination thereof, as we elect at our sole discretion. The initial conversion rate is 52.0183 shares of our common stock per $1,000 of note principal (equivalent to an initial conversion price of approximately $19.22 per share of common stock), subject to adjustment in certain circumstances. To reduce the dilutive impact or potential cash expenditure associated with conversion of the 2023 Notes, we entered into a capped call transaction (the 2023 Capped Call), which essentially covers the number of shares of our common stock underlying the 2023 Notes when our common stock is trading between the initial conversion price of $19.22 per share and $28.84 per share. However, should the market price of our common stock exceed the $28.84 cap, then the conversion of the 2023 Notes would have an additional dilutive impact or may require a cash expenditure to the extent the market price exceeds the cap price.

In August and September 2020, we issued the 2026 Notes and used approximately $125.6 million of the net proceeds to repurchase $115.0 million principal amount of the 2023 Notes (see “2026 Convertible Senior Notes” below). The settlement consideration was allocated between the repurchase of the liability and the equity component with the fair value of the liability component estimated to be $103.6 million based on the expected future cash flows associated with the $115.0 million principal amount discounted at a 9.9% effective interest rate. The remaining $22.0 million was accounted for as a repurchase of the equity component, reducing additional paid-in capital. As of the repurchase date of August 14, 2020, the carrying value of the repurchased 2023 Notes, net of unamortized debt discount and issuance costs, was $90.2 million. The difference between the $103.6 million fair value of the 2023 Notes repurchased and the carrying value of $90.2 million resulted in a $13.4 million loss on early extinguishment of debt. After giving effect to the repurchase, the total principal amount outstanding under the 2023 Notes as of August 14, 2020 was $95.0 million.

In connection with the repurchase of $115.0 million in principal amount of the 2023 Notes, we terminated a proportionate amount of the related 2023 Capped Call for approximately 6.0 million underlying shares. Upon settlement, the Company received $7.5 million in cash and recorded a $0.8 million loss due to the change in fair value of the contract between signing and settlement dates. The proceeds were recorded as cash with a corresponding increase in additional paid-in capital, and the loss was recorded to other expense in the consolidated statements of operations and comprehensive loss. As of December 31, 2020, approximately 4.9 million shares remained outstanding on the 2023 Capped Call.

The following table sets forth total interest expense recognized in connection with the 2023 Notes:

	Year Ended December 31,
	2020	2019	2018

Contractual interest expense	$10,410	$13,089	$1,677
Amortization of debt issuance costs	669	8,496	996
Amortization of debt discount	7,728	736	86
Total	$18,807	$22,321	$2,759

2026 Convertible Senior Notes

In August and September 2020, we issued $225.0 million aggregate principal amount on our 2026 Notes. The issuance of the 2026 Notes and use of proceeds are as follows:

(In thousands)
2026 Notes principal amount issued	$225,030
Repurchase of 2023 Notes	(125,638)
Purchase of 2026 Capped Call	(23,223)
Termination of the 2023 Capped Call contracts related to debt repurchased	7,549
Issuance costs	(6,785)
Net proceeds available for corporate use	$76,933

The 2026 Notes are unsecured and accrue interest at an annual rate of 5.25% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. The 2026 Notes mature on February 15, 2026, unless earlier purchased, redeemed or converted in accordance with their terms.

The initial conversion rate is 54.0906 shares of our common stock per $1,000 of note principal (equivalent to an initial conversion price of approximately $18.4875 per share of common stock), which equals approximately 12.2 million shares issuable upon conversion, subject to adjustment in certain circumstances.

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

In order to reduce the dilutive impact or potential cash expenditure associated with the conversion of the 2026 Notes, we entered into capped call transactions in connection with the issuances of the 2026 Notes (the 2026 Capped Call). The 2026 Capped Call will cover, subject to anti-dilution adjustments substantially similar to those applicable to the 2026 Notes, the number of shares of common stock underlying the 2026 Notes when our common stock is trading within the range of approximately $18.49 and $26.10. However, should the market price of our common stock exceed the $26.10 cap, then the conversion of the 2026 Notes would have an additional dilutive impact or may require a cash expenditure to the extent the market price exceeds the cap price. The 2026 Capped Call will expire on various dates over the 50-trading-day period ranging from December 2, 2025 to February 12, 2026, if not exercised earlier. The 2026 Capped Call is a separate transaction and not part of the terms of the 2026 Notes and was executed separately from the issuance of the 2026 Notes. The amount paid for the 2026 Capped Call was recorded as a reduction to additional paid-in capital in the condensed consolidated balance sheet. As of December 31, 2020, approximately 12.2 million shares remained outstanding under the 2026 Capped Call.

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

Further, we concluded the 2026 Capped Call qualifies for a derivative scope exception for instruments that are both indexed to an entity’s own stock and classified in stockholders’ equity in its balance sheet. Consequently, the fair value of the 2026 Capped Call of $23.2 million is classified as equity, not accounted for as derivatives, and will not be subsequently remeasured.

In accounting for the issuance of the 2026 Notes, we separated the 2026 Notes into liability and equity components, using an effective interest rate of 12.5% to determine the fair value of the liability component.

The following table sets forth interest expense recognized related to the 2026 Notes:

Year Ended
December 31, 2020
(In thousands)
Contractual interest expense	$4,397
Amortization of debt issuance costs	230
Amortization of debt discount	3,022
Total	$7,649

Future minimum payments for the 2023 and 2026 Notes as of December 31, 2020 are as follows:

(In thousands)
2021	$—
2022	—
2023	95,000
2024	—
2025	—
2026	225,030
Total future minimum payments under the convertible senior notes	$320,030

Note 9—Lease Liabilities

We have operating leases related to our office and laboratory space. The initial term of the leases is through November 2027 and we have two options to extend the lease term, each by five years. We have finance leases for certain laboratory and office equipment that have lease terms expiring through December 2024.

Lease-related assets and liabilities recorded on the balance sheet are as follows:

	December 31,
	2020	2019

	(In thousands)
Assets
Operating lease assets	$25,526	$27,082
Finance lease assets, net	1,822	2,973
Total lease assets	$27,348	$30,055

Liabilities
Current:
Operating leases	$2,740	$2,282
Finance leases	1,042	1,222
Non-current:
Operating leases	28,032	30,772
Finance leases	738	1,546
Total lease liabilities	$32,552	$35,822

Weighted-average remaining lease term
Operating leases	6.8 years	7.8 years
Finance leases	1.9 years	2.5 years
Weighted-average discount rate
Operating leases	12.85%	12.85%
Finance leases	11.85%	12.17%

The components of total lease costs are as follows:

	Year Ended December 31,
	2020	2019

	(In thousands)
Lease cost
Operating lease cost	$6,055	$4,604
Finance lease cost:
Amortization	1,367	1,340
Interest	295	337
Variable lease cost	2,893	2,320
Sublease income	(1,300)	(913)
Net lease cost	$9,310	$7,688

The supplemental cash flow information related to leases during 2020 is as follows:

	Year Ended December 31,
	2020	2019

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$10,103	$6,951
Operating cash flows used for finance leases	$295	$337
Financing cash flows used for finance leases	$1,195	$1,139

The future maturities of our lease liabilities as of December 31, 2020 are as follows:

	Operating	Finance
	Leases	Leases

	(In thousands)
2021	$6,536	$1,205
2022	6,678	603
2023	6,823	168
2024	6,972	30
2025	6,998	—
Thereafter	12,593	—
Total undiscounted lease payments	46,600	2,006
Less interest	(15,828)	(226)
Total lease liabilities	$30,772	$1,780

As of December 31, 2020, we have committed to additional leased space in the building located at 201 Elliott Avenue West, Seattle, Washington (the “Omeros Building”) that will commence in February 2021. The lease terms are consistent with our existing leases in The Omeros Building, and the monthly lease payments are approximately $0.1 million.

Note 10—Commitments and Contingencies

Contracts

We have various agreements with third parties that collectively require payment of termination fees totaling $32.0 million as of December 31, 2020 if we cancel the work within specific time frames, either prior to commencing or during performance of the contracted services.

Development Milestones and Product Royalties

We have licensed a variety of intellectual property from third parties that we are currently developing or may develop in the future. These licenses may require milestone payments during the clinical development processes as well as low single to low double-digit royalties on the net income or net sales of the product. For the year ended December 31, 2020, we paid $5.5 million in technology access fees upon entering new agreements. Milestone payments were not material for the years ended December 31, 2019 and 2018.

Note 11—Shareholders’ Equity

Common Stock

As of December 31, 2020, we had reserved shares of common stock under our equity plans as follows:

Options granted and outstanding	11,938,528
Options available for future grant	4,089,584
Common stock warrants	243,115
Total shares reserved	16,271,227

Securities Offerings – In August 2020, we sold 6.9 million shares of our common stock at a public offering price of $14.50 per share. After deducting underwriter discounts and offering expenses, we received net proceeds from the transaction of $93.7 million.

In December 2019, we sold 4.4 million shares of our common stock at a public offering price of $13.10 per share. After deducting underwriter discounts and offering expense, we received net proceeds from the transaction of $54.2 million.

At the Market Sales Agreement – On March 1, 2021, we entered into a sales agreement to sell shares of our common stock having an aggregate offering price of up to $150.0 million, from time to time, through an “at the market” equity offering program.

Warrants

In connection with various previously outstanding debt agreements we have issued warrants to purchase shares of our common stock as follows:

Outstanding At
December 31, 2020	Expiration Date	Exercise Price
43,115	May 18, 2023	$9.94
200,000	April 12, 2023	$23.00

Note 12—Stock-Based Compensation

Our equity plans provide for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance units, performance shares and other stock and cash awards to employees, directors and consultants. Stock options are granted with an exercise price not less than the fair market value of Omeros’ common stock on the date of the grant. Any unexercised options expire 10 years from grant date, and any unvested stock options granted which are subsequently canceled become available for future reissuance.

Vesting schedules for our equity plans generally are as follows:

Grant Type	Vesting Schedule
Employee initial grants	25% at one-year anniversary, 1/48 monthly thereafter
Employee recurring grants	1/48 monthly
Board member initial grants	33+% per year for 3 years
Board member recurring grants	100% after one year
Non-employee consultant grants	1/12 monthly
Non-employee consultant grants	1/48 monthly

In November 2020, restricted stock awards totaling 14,000 shares with a fair value of $11.05 per share were granted to sales employees. The awards vested immediately upon grant.

Stock-based compensation expense is as follows:

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
Research and development	$6,331	$6,095	$4,961
Selling, general and administrative	8,594	7,690	6,752
Total	$14,925	$13,785	$11,713

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were applied to stock option grants during the periods ended:

	Year Ended December 31,
	2020	2019	2018
Estimated weighted-average fair value	$8.19	$9.93	$10.32
Weighted-average assumptions:
Expected volatility	77%	80%	78%
Expected life, in years	6.0	6.0	6.0
Risk-free interest rate	1.06%	2.41%	2.68%
Expected dividend yield	—%	—%	—%

Expected volatility is based on the historical volatility of our stock price weighted by grant issuances over the reporting period. We use the simplified method to calculate expected life used in the valuation of our stock options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Forfeiture expense is estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates.

Stock option activity for all stock plans is as follows:

		Weighted-
		Average		Aggregate
		Exercise	Remaining	Intrinsic
	Options	Price per	Contractual Life	Value
	Outstanding	Share	(In years)	(In thousands)
Balance at December 31, 2019	11,207,931	$11.72
Granted	2,237,535	12.29
Exercised	(556,421)	9.03
Canceled	(950,517)	12.14
Balance at December 31, 2020	11,938,528	$11.92	5.8	$32,384
Vested and expected to vest at December 31, 2020	11,584,202	$11.88	5.8	$31,880
Exercisable at December 31, 2020	8,805,571	$11.48	4.9	$27,844

The total intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018 was $5.6 million, $5.4 million and $11.4 million, respectively.

At December 31, 2020, there were 3.1 million unvested options outstanding that vest over a weighted-average period of 2.5 years. The remaining estimated compensation expense to be recognized in connection with these unvested options is $23.2 million.

Note 13—Income Taxes

The components of income tax benefit are as follows:

	December 31,
	2020	2019	2018

	(In thousands)
Current income tax benefit:
Federal	$—	$—	$—
State	—	—	—
Total current income tax benefit	—	—	—
Deferred income tax benefit:
Federal	10,149	—	11,261
State	1,862	—	1,668
Total deferred income tax benefit	12,011	—	12,929
Income tax benefit	$12,011	$—	$12,929

We have a history of losses and therefore have historically not made a provision for income taxes. However, in 2020 and 2018 we recorded an income tax benefit of $12.0 million and $12.9 million related to the issuance of our 2026 and 2023 Notes, respectively. In accordance with intra-period tax allocation rules, the deferred tax liability related to the equity component of convertible debt is a source of income that can be used to recognize the tax benefit of the current year loss through continuing operations. Deferred income taxes reflect the tax effect of net operating loss and tax credit carryforwards and the net temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of deferred income taxes are as follows:

	December 31,
	2020	2019

	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$149,993	$126,794
Research and development tax credits	56,103	40,654
Stock-based compensation	10,586	9,959
Lease liability	8,646	7,908
Disallowed interest expense	11,859	8,122
Other	7,411	6,433
Total deferred tax assets	244,598	199,870
Deferred tax liabilities:
Property and equipment	(113)	—
Equity component of Convertible Notes	(18,302)	(11,082)
Right of use assets	(6,197)	(6,480)
Total deferred tax liabilities	(24,612)	(17,562)
Net deferred tax assets before valuation allowance	219,986	182,308
Less valuation allowance	(219,986)	(182,308)
Net deferred tax assets	$—	$—

As of December 31, 2020 and 2019, we had federal net operating loss carryforwards of approximately $658.8 million and $564.3 million, respectively, and state net operating losses of approximately $257.1 million and $170.5 million, respectively.

In certain circumstances, due to ownership changes, our net operating loss and tax credit carryforwards may be subject to limitations under Section 382 of the Internal Revenue Code. To date, we have not completed a Section 382 study. Unless previously utilized, net operating losses of $409.0 million generated prior to 2018 will expire between

2021 and 2037. The net operating loss of $144.5 million generated after 2018 should carryforward indefinitely. Unless previously utilized, research and development tax credit carryforward will expire between 2021 and 2040.

We have established a valuation allowance due to the uncertainty of our ability to generate sufficient taxable income to realize the deferred tax assets. Our valuation allowance increased $37.8 million and $23.9 million in 2020 and 2019, respectively, primarily due to net operating losses incurred during these periods.

Reconciliation of income tax computed at federal statutory rates to the reported provisions for income taxes is as follows:

	Year ended December 31,
	2020	2019	2018
U.S. Federal statutory rate on net loss	(21.0)%	(21.0)%	(21.0)%
State tax, net of federal tax benefit	(3.1)%	(2.7)%	(2.5)%
Change in valuation allowance	25.1%	28.3%	18.9%
Tax credits	(8.0)%	(5.9)%	(4.6)%
Other	(1.0)%	1.3%	(0.1)%
Effective tax rate	(8.0)%	-%	(9.3)%

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted and signed into law in response to COVID-19. The CARES Act, among other things, includes several significant provisions which impact corporate taxpayers' accounting for income taxes, including a modification to the utilization of net operating losses and interest expense deduction limitations. The provisions of the CARES Act do not impact our tax provision.

Note 14—401(k) Retirement Plan

Our 401(k) retirement plan provides for an annual company discretionary match on employee contributions up to 4.0% of each participating employee’s eligible earnings, with a maximum company match of $4,000 per employee per year. All employees are eligible to participate.

Note 15—Quarterly Information (Unaudited)

The following table summarizes the unaudited statements of operations and comprehensive loss for each quarter of 2020 and 2019 (in thousands, except per share amounts):

2020	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Product sales, net (1)	$23,537	$13,530	$26,114	$10,632
Total costs and expenses	47,214	41,210	51,542	44,448
Loss from operations	(23,677)	(27,680)	(25,428)	(33,816)
Net loss	(29,031)	(33,294)	(38,463)	(37,273)
Basic and diluted net loss per share	$(0.53)	$(0.61)	$(0.66)	$(0.60)

2019	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Product sales, net	$21,779	$26,753	$29,856	$33,417
Total costs and expenses	41,018	36,091	40,957	57,121
Loss from operations	(19,239)	(9,338)	(11,101)	(23,704)
Net loss	(24,345)	(14,453)	(16,463)	(29,225)
Basic and diluted net loss per share	$(0.50)	$(0.29)	$(0.33)	$(0.58)
(1)	The COVID-19 pandemic led to a reduction in the number of elective cataract procedures from mid-March 2020 through late June 2020. In August 2020, the Centers for Medicare and Medicaid Services, the federal agency responsible for administering the Medicare program, confirmed the October 1, 2020 expiration of pass-through reimbursement for OMIDRIA under Medicare Part B, and consequently, our net revenues for September and the fourth quarter of 2020 were significantly reduced. In December 2020, CMS confirmed that OMIDRIA qualifies for separate payment when used on Medicare Part B patients in the ASC setting under CMS’ policy for non-opioid pain management surgical drugs, effective retroactive as of October 1, 2020.

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.            CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2020. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, with the participation of our principal executive and principal financial officers, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework). Based on the results of this assessment and on those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Ernst & Young LLP has independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 and its report is included below.

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fourth fiscal quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Omeros Corporation

Opinion on Internal Control over Financial Reporting

We have audited Omeros Corporation’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Omeros Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Omeros Corporation (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, shareholders' deficit and cash flows for each of the three years in the period ended December 31, 2020, and the related notes of the Company and our report dated March 1, 2021 expressed an unqualified opinion.

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

/s/ Ernst & Young LLP

Seattle, Washington

March 1, 2021

ITEM 9B.            OTHER INFORMATION

On March 1, 2021, we entered into a sales agreement (the “Sales Agreement”) with Cantor, Fitzgerald & Co. (“Cantor”), to sell shares of our common stock having aggregate sales proceeds of up to $150.0 million, from time to time, through an “at the market” equity offering program under which Cantor will act as sales agent.

Under the Sales Agreement, we will set the parameters for the sale of shares of our common stock, including the number of shares to be issued, the time period during which sales are requested to be made, and any minimum price below which sales may not be made. Subject to the terms and conditions of the Sales Agreement, Cantor will use commercially reasonable efforts to sell the shares by methods deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act, including sales made directly on The Nasdaq Global Market or any other trading market for our common stock. We will pay Cantor a commission of up to 3.0% of the aggregate gross proceeds of any common stock sold through Cantor under the Sales Agreement, if any. The Sales Agreement contains customary representations, warranties and agreements between us and Cantor, as well as customary indemnification rights, including for liabilities under the Securities Act.

We are not obligated to make any sales of common stock under the Sales Agreement. The offering of shares of common stock pursuant to the Sales Agreement will terminate upon the termination of the Sales Agreement in accordance with its terms. We and Cantor may terminate the Sales Agreement at any time by providing written notice to the other party.

The foregoing description of the Sales Agreement is qualified in its entirety by reference to the Sales Agreement, a copy of which is attached hereto as Exhibit 1.1 and incorporated herein by reference. The Sales Agreement contains representations, warranties and covenants that were made only for purposes of such agreement and as of specific dates, are solely for the benefit of the parties to such agreement, and may be subject to limitations agreed upon by the contracting parties. The Sales Agreement is not intended to provide any other factual information about us.

The legal opinion of Keller Rohrback L.L.P. relating to the shares of common stock being offered pursuant to the Sales Agreement is filed as Exhibit 5.1 to this Annual Report on Form 10-K.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement issued in connection with the 2021 Annual Meeting of Shareholders and is incorporated herein by reference. Certain information required by this item concerning executive officers is set forth in Part I of this Annual Report on Form 10-K under the heading “Business- Information About Our Executive Officers and Significant Employees.”

ITEM 11.            EXECUTIVE COMPENSATION

The information required by this item will be contained in our definitive proxy statement issued in connection with the 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Except for the information set forth below, the information required by this item will be contained in our definitive proxy statement issued in connection with the 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information regarding our equity compensation plans in effect as of December 31, 2020:

		Weighted-	Number of Securities
		Average	Remaining Available
	Number of Securities	Exercise Price	for
	to be	of	Future Issuance
	Issued Upon Exercise	Outstanding	Under
	of	Options,	Equity
	Outstanding Options,	Warrants and	Compensation
	Warrants and Rights	Rights	Plans
Equity compensation plans approved by security holders:
2017 Omnibus Incentive Compensation Plan (1)	5,245,075	$13.69	4,089,584
2008 Equity Incentive Plan (2)	6,693,453	$10.54	—
Total	11,938,528	$11.92	4,089,584
(1)	Our 2017 Omnibus Incentive Compensation Plan (the “2017 Plan”) provides for the grant of incentive and nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants and subsidiary corporations’ employees and consultants. The 2017 Plan replaced the Omeros Corporation 2008 Equity Incentive Plan (the “2008 Plan”), and as a result we will not grant any new awards under the 2008 Plan. Any stock option awards granted under the 2008 Plan that were outstanding as of the effective date of the 2017 Plan remain in effect pursuant to their terms and, if the award is canceled or is repurchased, the shares underlying such award become available for grant under the 2017 Plan.
(2)	The 2008 Plan provided for the grant of incentive and nonstatutory stock options, restricted stock, stock appreciation rights, performance units and performance shares to employees, directors and consultants and subsidiary corporations’ employees and consultants.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in our definitive proxy statement issued in connection with the 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.            PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in our definitive proxy statement issued in connection with the 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith

1.1	Sales Agreement, dated March 1, 2021, between Omeros Corporation and Cantor Fitzgerald & Co.					X

3.1	Amended and Restated Articles of Incorporation of Omeros Corporation	10-K	001-34475	3.1	03/31/2010

3.2	Amended and Restated Bylaws of Omeros Corporation	10-K	001-34475	3.2	03/31/2010

4.1	Description of Common Stock					X

4.2	Form of Omeros Corporation common stock certificate	S-1/A	333-148572	4.1	10/02/2009

4.3	Form of Omeros Corporation May 2016 Common Stock Warrant	8-K	001-34475	10.3	05/19/2016

4.4	Form of Omeros Corporation April 2018 Common Stock Warrant	8-K	001-34475	10.2	4/13/2018

4.5	Indenture, dated as of November 15, 2018, between Omeros Corporation and Wells Fargo Bank, National Association, as trustee (including the form of 6.25% Convertible Senior Notes due 2023).	8-K	001-34475	4.1	11/15/2018

4.6	Indenture, dated as of August 14, 2020, between Omeros Corporation and Wells Fargo Bank, National Association, as trustee	8-K	001-34475	4.1	08/14/2020

4.7	First Supplemental Indenture, dated as of August 14, 2020, between Omeros Corporation and Wells Fargo Bank, National Association, as trustee (including the form of 5.25% Convertible Senior Notes due 2026)	8-K	001-34475	4.2	08/14/2020

5.1	Opinion of Keller Rohrback L.L.P. relating to the Sales Agreement, dated as of March 1, 2021					X

10.1*	Form of Indemnification Agreement entered into between Omeros Corporation and its directors and officers	S-1	333-148572	10.1	01/09/2008

10.2*	2008 Equity Incentive Plan (as amended)	10-K	001-34475	10.6	03/16/2017

10.3*	Form of Stock Option Award Agreement under the 2008 Equity Incentive Plan	10-Q	001-34475	10.2	11/07/2013

10.4*	2017 Omnibus Incentive Compensation Plan (as amended and restated effective as of June 7, 2019)	8-K	001-34475	10.1	6/11/2019

10.5*	Form of Stock Option Award Agreement under the 2017 Omnibus Incentive Compensation Plan	S-8	333-218882	4.4	06/21/2017

10.6*	Second Amended and Restated Employment Agreement between Omeros Corporation and Gregory A. Demopulos, M.D. dated April 7, 2010	8-K	001-34475	10.1	04/12/2010

10.8*	Technology Transfer Agreement between Omeros Corporation and Gregory A. Demopulos, M.D. dated June 16, 1994	S-1	333-148572	10.14	01/09/2008

10.8	Technology Transfer Agreement between Omeros Corporation and Pamela Pierce, M.D., Ph.D. dated June 16, 1994	S-1	333-148572	10.15	01/09/2008

10.9*	Second Technology Transfer Agreement between Omeros Corporation and Gregory A. Demopulos, M.D. dated December 11, 2001	S-1	333-148572	10.16	01/09/2008

10.10	Second Technology Transfer Agreement between Omeros Corporation and Pamela Pierce, M.D., Ph.D. dated March 22, 2002	S-1	333-148572	10.17	01/09/2008

10.11*	Omeros Corporation Non-Employee Director Compensation Policy					X

10.12	Lease dated January 27, 2012 between Omeros Corporation and BMR-201 Elliott Avenue LLC	8-K	001-34475	10.1	02/01/2012

10.13	First Amendment to Lease dated November 5, 2012 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-Q	001-34475	10.2	11/09/2012

10.14	Second Amendment to Lease dated November 16, 2012 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-K	001-34475	10.18	03/18/2013

10.15	Third Amendment to Lease dated October 16, 2013 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-K	001-34475	10.18	03/13/2014

10.16	Fourth Amendment to Lease dated September 8, 2015 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-Q	001-34475	10.3	11/09/2015

10.17	Fifth Amendment to Lease dated September 1, 2016 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-Q	001-34475	10.1	05/10/2017

10.18	Sixth Amendment to Lease dated October 18, 2018 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-K	001-34475	10.19	03/01/2019

10.19	Seventh Amendment to Lease dated April 15, 2019 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-Q	001-34475	10.1	08/08/2019

10.20	Eighth Amendment to Lease dated October 18, 2019 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-K	001-34475	10.20	03/02/2020

10.21	Ninth Amendment to Lease dated January 15, 2020 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-Q	001-34475	10.1	05/11/2020

10.22	Tenth Amendment to Lease dated September 15, 2020 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-Q	001-34475	10.1	11/09/2020

10.23	Eleventh Amendment to Lease dated October 23, 2020 between Omeros Corporation and BMR-201 Elliott Avenue LLC					X

10.24	Twelfth Amendment to Lease dated January 1, 2021 between Omeros Corporation and BMR-201 Elliott Avenue LLC					X

10.25†	Exclusive License and Sponsored Research Agreement between Omeros Corporation and the University of Leicester dated June 10, 2004	S-1/A	333-148572	10.29	09/16/2009

10.26†	Research and Development Agreement First Amendment between Omeros Corporation and the University of Leicester dated October 1, 2005	S-1	333-148572	10.30	01/09/2008

10.27†	Research and Development Agreement Eighth and Ninth Amendments between Omeros Corporation and the University of Leicester dated March 21, 2012 and September 1, 2013	10-K	001-34475	10.24	03/16/2015

10.28†	Exclusive License and Sponsored Research Agreement between Omeros Corporation and Medical Research Council dated October 31, 2005	S-1/A	333-148572	10.31	09/16/2009

10.29†	Amendment dated May 8, 2007 to Exclusive License and Sponsored Research Agreement between Omeros Corporation and the Medical Research Council dated October 31, 2005	S-1	333-148572	10.32	01/09/2008

10.30†	Patent Assignment Agreement between Omeros Corporation and Roberto Ciccocioppo, Ph.D. dated February 23, 2009	S-1/A	333-148572	10.47	09/16/2009

10.31†	First Amendment to Patent Assignment Agreement between Omeros Corporation and Roberto Ciccocioppo, Ph.D. effective December 31, 2010	10-K	001-34475	10.28	03/18/2013

10.32†	License Agreement between Omeros Corporation and Daiichi Sankyo Co., Ltd. (successor-in-interest to Asubio Pharma Co., Ltd.) dated March 3, 2010	10-Q	001-34475	10.1	05/12/2010

10.33†	Amendment No. 1 to License Agreement with an effective date of January 5, 2011 between Omeros Corporation and Daiichi Sankyo Co., Ltd.	10-Q	001-34475	10.1	05/10/2011

10.34†	Amendment No. 2 to License Agreement with an effective date of January 25, 2013 between Omeros Corporation and Daiichi Sankyo Co., Ltd.	10-Q	001-34475	10.1	05/09/2013

10.35†	Exclusive License Agreement between Omeros Corporation and Helion Biotech ApS dated April 20, 2010	10-Q	001-34475	10.2	08/10/2010

10.36†	Platform Development Funding Agreement between Omeros Corporation and Vulcan Inc. and its affiliate dated October 21, 2010	10-K	001-34475	10.44	03/15/2011

10.37†	Grant Award Agreement between Omeros Corporation and the Life Sciences Discovery Fund Authority dated October 21, 2010	10-K	001-34475	10.45	03/15/2011

10.38†	Commercial Supply Agreement among Omeros Corporation, Hospira S.p.A. and Hospira Worldwide, Inc. dated October 3, 2014	10-K	001-34475	10.46	03/16/2015

10.39†	First Amendment to Commercial Supply Agreement dated August 1, 2015 by and between Omeros Corporation and Hospira Worldwide, Inc.	10-Q	001-34475	10.1	11/09/2015

10.36	Form of capped call transaction confirmation, dated as of November 8, 2018, by and between Royal Bank of Canada and Omeros Corporation, in reference to the 6.25% Convertible Senior Notes due 2023	8-K	001-34475	10.2	11/15/2018

10.40	Form of capped call transaction confirmation, in reference to the 5.25% Convertible Senior Notes due 2026	8-K	001-34475	10.1	08/14/2020

10.41	Settlement Agreement, dated October 4, 2017, by and among Omeros Corporation, Par Sterile Products, LLC and Par Pharmaceutical, Inc.	8-K	001-34475	10.1	10/05/2017

10.42	Settlement Agreement, dated as of May 22, 2018, by and among Omeros Corporation, Lupin Ltd. and Lupin Pharmaceuticals, Inc.	8-K	001-34475	10.1	05/24/2018

10.43	Loan and Security Agreement, dated as of August 2, 2019, by and between Omeros Corporation and Silicon Valley Bank	8-K	001-34475	10.1	08/08/2019

10.44	First Amendment to Loan and Security Agreement, dated as of August 7, 2020, by and between Omeros Corporation and Silicon Valley Bank	10-Q	001-34475	10.1	08/10/2020

10.45††	Master Services Agreement, dated July 28, 2019, between Omeros Corporation and Lonza Biologics Tuas Pte. Ltd.	10-Q	001-34475	10.1	11/12/2019

10.46*	Consulting Agreement, dated as of February 10, 2020, between Omeros Corporation and Kurt Zumwalt	10-Q	001-34475	10.2	05/11/2020

23.1	Consent of Independent Registered Public Accounting Firm					X

23.2	Consent of Keller Rohrback L.L.P. (included in Exhibit 5.1)					X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104.1	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)	X

*      Indicates management contract or compensatory plan or arrangement.

†      Portions of this exhibit are redacted in accordance with a grant of confidential treatment.

††	Certain identified information has been excluded from the exhibit because it both (A) is not material and (B) would be competitively harmful if publicly disclosed.

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

Dated: March 1, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY A. DEMOPULOS, M.D.	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 1, 2021
Gregory A. Demopulos, M.D.

/s/ MICHAEL A. JACOBSEN	Vice President, Finance, Chief Accounting Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2021
Michael A. Jacobsen

/s/ RAY ASPIRI	Director	March 1, 2021
Ray Aspiri

/s/ THOMAS F. BUMOL, PH.D.	Director	March 1, 2021
Thomas F. Bumol, Ph.D.

/s/ THOMAS J. CABLE	Director	March 1, 2021
Thomas J. Cable

/s/ PETER A. DEMOPULOS, M.D.	Director	March 1, 2021
Peter A. Demopulos, M.D.

/s/ ARNOLD C. HANISH	Director	March 1, 2021
Arnold C. Hanish

/s/ LEROY E. HOOD, M.D., PH.D.	Director	March 1, 2021
Leroy E. Hood, M.D., Ph.D.

/s/ RAJIV SHAH, M.D.	Director	March 1, 2021
Rajiv Shah, M.D.

/s/ KURT ZUMWALT	Director	March 1, 2021
Kurt Zumwalt