Form 10-Q
period 2021-06-30
OMEROS CORP
filed 2021-08-09
CIK 1285819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 5, 2021, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 62,495,645.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) which are subject to the “safe harbor” created by those sections for such statements. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical fact are “forward-looking statements.” Terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “likely,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” and similar expressions and variations thereof are intended to identify forward-looking statements, but these terms are not the exclusive means of identifying such statements. Examples of these statements include, but are not limited to, statements regarding:

●	whether and when the U.S. Food and Drug Administration (“FDA”) will approve the BLA for our lead MASP-2 inhibitor, narsoplimab in hematopoietic stem cell transplant-associated thrombotic microangiopathy (“HSCT-TMA”);
●	our expectations regarding clinical plans and anticipated or potential paths to regulatory approval of narsoplimab by FDA and/or the European Medicines Agency (“EMA”) in HSCT-TMA, immunoglobulin A nephropathy, atypical hemolytic uremic syndrome and/or COVID-19;
●	whether and when a marketing authorization application will be filed with the EMA for narsoplimab in any indication, and whether the EMA will grant approval for narsoplimab in any indication;
●	our plans for the commercial launch of narsoplimab following any regulatory approval and our estimates and expectations regarding coverage and/or reimbursement for any approved products;
●	our estimates regarding how long our existing cash, cash equivalents, short-term investments and revenues will be sufficient to fund our anticipated operating expenses, capital expenditures and debt service obligations;
●	our expectations relating to demand for OMIDRIA® (phenylephrine and ketorolac intraocular solution) 1%/0.3% from wholesalers, ambulatory surgery centers and/or hospitals, and our expectations regarding OMIDRIA product sales;
●	the severity and duration of the impact of the COVID-19 pandemic on our business, operations, clinical programs and financial results;
●	our expectations related to separate payment for OMIDRIA from the Centers for Medicare & Medicaid Services (“CMS”) and CMS’ separate payment policy for non-opioid pain management surgical drugs, and our expectations regarding reimbursement coverage for OMIDRIA by commercial and government payers;
●	our plans for marketing and distribution of OMIDRIA and our estimates of OMIDRIA chargebacks and rebates, distribution fees and product returns;
●	our expectations regarding the clinical, therapeutic and/or competitive benefits and importance of OMIDRIA and our product candidates;
●	our ability to design, initiate and/or successfully complete clinical trials and other studies for our products and product candidates and our plans and expectations regarding our ongoing or planned clinical trials, including for narsoplimab, and for our other investigational candidates, including OMS527 and OMS906;
●	our plans and expectations regarding development of narsoplimab for the treatment of critically ill COVID-19 patients, including statements regarding the therapeutic potential of narsoplimab for the treatment of COVID-19, discussions with government agencies regarding narsoplimab for the treatment of COVID-19, expectations for the treatment of additional COVID-19 patients in clinical trials or other settings and our expectations for receiving any regulatory approval or authorization from FDA or other regulatory body for narsoplimab in the treatment of COVID-19 patients;
●	with respect to our narsoplimab clinical programs, our expectations regarding: whether enrollment or operation in any ongoing or planned clinical trial will proceed as expected; whether we can capitalize on the financial and regulatory incentives provided by orphan drug designations granted by FDA, the European Commission, or EMA; and whether we can capitalize on the regulatory incentives provided by fast-track or breakthrough therapy designations granted by FDA;
●	our expectation that our contract manufacturers will reliably meet our requirements for commercial supply and to meet our supply requirements of our commercial and/or development-stage products;
●	our ability to raise additional capital through the capital markets or through one or more corporate partnerships, equity offerings, debt financings, collaborations, licensing arrangements or asset sales;
●	our expectations about the commercial competition that OMIDRIA and our product candidates, if commercialized, face or may face;
●	the expected course and costs of existing claims, legal proceedings and administrative actions, our involvement in potential claims, legal proceedings and administrative actions, and the merits, potential outcomes and effects of both existing and potential claims, legal proceedings and administrative actions, as well as regulatory determinations, on our business, prospects, financial condition and results of operations;
●	the extent of protection that our patents provide and that our pending patent applications will provide, if patents are issued from such applications, for our technologies, programs, products and product candidates;
●	the factors on which we base our estimates for accounting purposes and our expectations regarding the effect of changes in accounting guidance or standards on our operating results; and
●	our expected financial position, performance, revenues, growth, costs and expenses, magnitude of net losses and the availability of resources.

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

OMEROS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMEROS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$12,702	$10,501
Short-term investments	60,956	124,452
Receivables, net	31,838	3,841
Inventory	978	1,355
Prepaid expense and other assets	5,927	11,136
Total current assets	112,401	151,285
Property and equipment, net	1,907	2,551
Right of use assets	29,824	25,526
Restricted investments	1,054	1,055
Advanced payments, non-current	205	625
Total assets	$145,391	$181,042

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$9,502	$4,199
Accrued expenses	33,321	28,755
Current portion of lease liabilities	4,874	3,782
Total current liabilities	47,697	36,736
Lease liabilities, non-current	31,405	28,770
Unsecured convertible senior notes, net	312,585	236,288
Commitments and contingencies (Note 9)
Shareholders’ deficit:
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized; none issued and outstanding at June 30, 2021 and December 31, 2020.	—	—
Common stock, par value $0.01 per share, 150,000,000 shares authorized at June 30, 2021 and December 31, 2020; 62,490,940 and 61,671,231 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively.	624	616
Additional paid-in capital	694,132	751,304
Accumulated deficit	(941,052)	(872,672)
Total shareholders’ deficit	(246,296)	(120,752)
Total liabilities and shareholders’ deficit	$145,391	$181,042

See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Product sales, net	$28,823	$13,530	$49,885	$37,067

Costs and expenses:
Cost of product sales	342	147	606	414
Research and development	30,937	24,132	64,309	53,043
Selling, general and administrative	21,560	16,931	39,598	34,967
Total costs and expenses	52,839	41,210	104,513	88,424
Loss from operations	(24,016)	(27,680)	(54,628)	(51,357)
Interest expense	(4,910)	(5,978)	(9,808)	(11,880)
Other income	333	364	753	912
Net loss	$(28,593)	$(33,294)	$(63,683)	$(62,325)
Comprehensive loss	$(28,593)	$(33,294)	$(63,683)	$(62,325)
Basic and diluted net loss per share	$(0.46)	$(0.61)	$(1.02)	$(1.14)
Weighted-average shares used to compute basic and diluted net loss per share	62,373,521	54,513,337	62,154,714	54,406,575

See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net loss	$(63,683)	$(62,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,388	7,298
Non-cash interest expense	822	5,159
Depreciation and amortization	745	814
Changes in operating assets and liabilities:
Receivables	(27,997)	19,405
Inventory	377	(745)
Prepaid expenses and other assets	5,633	1,881
Accounts payable and accrued expenses	9,869	(18,225)
Net cash used in operating activities	(67,846)	(46,738)
Investing activities:
Purchases of property and equipment	(100)	(210)
Purchases of investments	(4)	(3,188)
Proceeds from the sale and maturities of investments	63,500	46,768
Net cash provided by investing activities	63,396	43,370
Financing activities:
Proceeds upon exercise of stock options and warrants	7,468	2,778
At the market offering costs	(241)	—
Payments on finance lease obligations	(576)	(530)
Net cash provided by financing activities	6,651	2,248
Net (decrease) increase in cash and cash equivalents	2,201	(1,120)
Cash and cash equivalents at beginning of period	10,501	3,084
Cash and cash equivalents at end of period	$12,702	$1,964

Supplemental cash flow information
Cash paid for interest	$9,012	$6,721
Property acquired under finance lease	$39	$44

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

Our first drug product, OMIDRIA® (phenylephrine and ketorolac intraocular solution) 1%/0.3%, is marketed in the United States (“U.S.”) for use during cataract surgery or intraocular lens replacement. OMIDRIA qualifies for separate payment when used on Medicare Part B patients in ambulatory surgery centers under a policy adopted by the Centers for Medicare and Medicaid Services (“CMS”) in 2019 and directed to non-opioid pain management surgical drugs.

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

Basis of Presentation

Our condensed consolidated financial statements include the financial position and results of operations of Omeros Corporation (“Omeros”) and our wholly owned subsidiaries. All intercompany transactions have been eliminated, and we have determined we operate in one segment. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information as of June 30, 2021 and December 31, 2020 and for the three and six months ended June 30, 2021 and 2020 includes all adjustments, which include normal recurring adjustments, necessary to present fairly our interim financial information. The Condensed Consolidated Balance Sheet at December 31, 2020 has been derived from our audited financial statements but does not include all of the information and footnotes required by GAAP for audited annual financial information.

The accompanying unaudited condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and related notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2021.

Risks and Uncertainties

The COVID-19 pandemic and the responses to it by various governmental authorities, the medical community and others have had a significant impact on our business. It is not possible to estimate precisely the future impact of the COVID-19 pandemic on our business, operations or financial results due to the unknown magnitude, duration and outcome of the pandemic.

We have filed with FDA our BLA for narsoplimab in HSCT-TMA, which has been granted priority review with an FDA action date of October 17, 2021 under the Prescription Drug User Fee Act (“PDUFA”). We anticipate, but cannot guarantee, that narsoplimab will receive FDA approval and will commercially launch in the U.S. in 2021. Our sales and marketing strategies for the commercial launch of narsoplimab for HSCT-TMA include various milestones at which we commit to incremental spending, providing for flexibility in the timing of costs incurred should the approval of narsoplimab be delayed. If approved, we cannot fully predict the timing or the magnitude of narsoplimab revenues.

We plan to continue to fund our operations for the next twelve months with our cash and investments from sales of OMIDRIA and, if FDA approval is granted, from sales of narsoplimab for HSCT-TMA. In addition, we may utilize funds available under our line of credit, which allows us to borrow up to 85% of our available accounts receivable borrowing base, less certain reserves, or $50.0 million, whichever is less. The line of credit matures August 2, 2022. We also entered into a sales agreement to sell shares of our common stock, from time to time, up to an aggregate offering amount of $150.0 million through an “at the market” equity offering program. Should it be necessary or determined to be strategically advantageous, we could pursue debt financings as well as public and private offerings of our equity securities, similar to those we have previously completed, or other strategic transactions, which may include licensing a portion of our existing technology. Should it be necessary to manage our operating expenses, we would reduce our projected cash requirements by delaying clinical trials, reducing selected research and development efforts, or implementing other restructuring activities.

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

Recently Adopted Pronouncements

On January 1, 2021, we adopted Accounting Standard Update (“ASU”) 2020-06, Debt—Debt with Conversion Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) on a modified retrospective basis. ASU 2020-06 removes the separate liability and equity accounting for our convertible senior notes. Consequently, we now account for our convertible senior notes wholly as debt. (See “Note 3 – Net Loss Per Share” and “Note 7 – Unsecured Convertible Senior Notes” for further information)

On January 1, 2021, we adopted ASU 2019-12, Income Taxes (Topic 740), which is intended to simplify various aspects of the income tax accounting guidance, including elimination of the exception to the incremental approach of intra-period tax allocation when there is a loss from continuing operations and income or gain from other items (for example, other comprehensive income). We adopted the standard on a prospective basis and the impact to our consolidated financial statements for the three and six months ended June 30, 2021 was immaterial.

Note 3—Net Loss Per Share

Our potentially dilutive securities include potential common shares related to our stock options, warrant and unsecured convertible senior notes. Diluted earnings per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Shares of our common stock issuable under the unsecured convertible notes are calculated using the if-converted method and are excluded from the below table as their impact is anti-dilutive. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period.

Potentially dilutive securities excluded from Diluted EPS are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Outstanding options to purchase common stock	2,401,024	2,216,697	2,901,430	1,937,863
Outstanding warrants to purchase common stock	—	14,406	—	12,654
Total potentially dilutive shares excluded from loss per share	2,401,024	2,231,103	2,901,430	1,950,517

Note 4—Certain Balance Sheet Accounts

Accounts Receivable, net

Accounts receivable, net consist of the following:

	June 30,	December 31,
	2021	2020

	(In thousands)
Trade receivables, net	$31,418	$3,771
Sublease and other receivables	420	70
Total accounts receivables, net	$31,838	$3,841

Trade receivables are net of product return and chargeback allowances of $1.9 million and $1.2 million as of June 30, 2021 and December 31, 2020, respectively.

Inventory

Inventory consists of the following:

	June 30,	December 31,
	2021	2020

	(In thousands)
Raw materials	$361	$109
Work-in-progress	230	462
Finished goods	387	784
Total inventory	$978	$1,355

Property and Equipment, Net

Property and equipment, net consists of the following:

	June 30,	December 31,
	2021	2020

	(In thousands)
Finance leases	$5,690	$5,690
Laboratory equipment	2,998	2,898
Computer equipment	985	985
Office equipment and furniture	625	625
Total cost	10,298	10,198
Less accumulated depreciation and amortization	(8,391)	(7,647)
Total property and equipment, net	$1,907	$2,551

For the three months ended June 30, 2021 and 2020, depreciation and amortization expenses were $0.4 million for each of the two periods. For the six months ended June 30, 2021 and 2020, depreciation and amortization expenses were $0.7 million and $0.8 million, respectively.

Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2021	2020

	(In thousands)
Sales rebates, fees and discounts	$7,572	$3,326
Contract research and development	5,576	7,952
Consulting and professional fees	4,770	5,393
Interest payable	5,173	5,205
Employee compensation	7,872	3,948
Clinical trials	1,874	2,121
Other accrued expenses	484	810
Total accrued expenses	$33,321	$28,755

Note 5—Fair-Value Measurements

As of June 30, 2021, and December 31, 2020, all investments were classified as short-term and available-for-sale on the accompanying Condensed Consolidated Balance Sheets. Investment income, which was included as a component of other income, consists of interest earned.

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

Our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	June 30, 2021
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Money-market funds classified as short-term investments	$60,956	$—	$—	$60,956
Money-market funds classified as non-current restricted investments	1,054	—	—	1,054
Total	$62,010	$—	$—	$62,010

	December 31, 2020
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Money-market funds classified as short-term investments	$124,452	$—	$—	$124,452
Money-market funds classified as non-current restricted investments	1,055	—	—	1,055
Total	$125,507	$—	$—	$125,507

Cash held in demand deposit accounts of $12.7 million and $10.5 million is excluded from our fair-value hierarchy disclosure as of June 30, 2021 and December 31, 2020, respectively. There were no unrealized gains or losses associated with our investments as of June 30, 2021 or December 31, 2020. The carrying amounts reported in the accompanying Condensed Consolidated Balance Sheets for receivables, accounts payable, other current monetary assets and liabilities approximate fair value.

See “Note7—Unsecured Convertible Senior Notes” for the carrying amount and estimated fair value of our outstanding convertible senior notes.

Note 6—Line of Credit

We have a Loan and Security Agreement with Silicon Valley Bank, which provides for a $50.0 million revolving line of credit facility (the “Line of Credit Agreement”). Under the Line of Credit Agreement, we may draw, on a revolving basis, up to the lesser of $50.0 million or 85.0% of our eligible accounts receivable, less certain reserves. Interest on amounts outstanding is payable monthly at the greater of 5.5% or the prime rate. The line of credit matures August 2, 2022 and is secured by all our assets excluding intellectual property and development program inventories.

As of June 30, 2021 and December 31, 2020, no amounts were outstanding under the Line of Credit Agreement.

Note 7—Unsecured Convertible Senior Notes

On January 1, 2021, we adopted ASU 2020-06 on a modified retrospective basis. ASU 2020-06 removes the separate liability and equity accounting for our outstanding convertible senior notes. Consequently, we now account for our convertible senior notes wholly as debt. Adoption of ASU 2020-06 resulted in a cumulative effect adjustment of $75.5 million to restore our unsecured convertible notes and additional paid-in capital to the balances without an equity allocation component. The carrying value of the notes are reflective of their face value less unamortized debt issuance costs. Subsequent to the adoption date, interest expense is reduced as a result of accounting for the unsecured convertible notes wholly as a liability measured at amortized cost.

Unsecured convertible senior notes outstanding at June 30, 2021 and December 31, 2020 are as follows:

	Balance as of June 30, 2021
	2023 Notes	2026 Notes	Total

	(In thousands)
Principal amount	$95,000	$225,030	$320,030
Unamortized debt issuance costs	(1,596)	(5,849)	(7,445)
Total unsecured convertible senior notes, net	$93,404	$219,181	$312,585

Fair value of outstanding unsecured convertible senior notes (1)	$104,856	$251,192

Amount by which the unsecured convertible senior notes if-converted value exceeds their principal amount	$9,856	$26,162

	Balance as of December 31, 2020
	2023 Notes	2026 Notes	Total

	(In thousands)
Principal amount	$95,000	$225,030	$320,030
Unamortized discount	(17,101)	(60,544)	(77,645)
Unamortized issuance costs attributable to liability component	(1,481)	(4,616)	(6,097)
Total unsecured convertible senior notes, net	$76,418	$159,870	$236,288

Fair value of outstanding unsecured convertible senior notes (1)	$101,769	$246,779

Amount by which the unsecured convertible senior notes if-converted value exceeds their principal amount	$6,769	$21,749

Equity component	$25,854	$63,544
Unamortized issuance costs	(837)	(1,916)
Net carrying amount of equity component (2)	$25,017	$61,628
(1)	The fair value is classified as Level 3 due to the limited trading activity for the unsecured convertible senior notes.
(2)	Included in the Condensed Consolidated Balance Sheet within additional paid-in capital at December 31, 2020. With adoption of ASU 2020-06 on January 1, 2021, amounts were reclassified to unsecured convertible senior notes, net.

2023 Unsecured Convertible Senior Notes

On November 15, 2018, we issued $210.0 million in aggregate principal amount of our 6.25% convertible senior notes due 2023 (the “2023 Notes”). The 2023 Notes accrue interest at an annual rate of 6.25% per annum, payable semi-annually in arrears on May 15 and November 15 of each year. The 2023 Notes mature on November 15, 2023 unless earlier purchased, redeemed or converted in accordance with their terms. On August 14, 2020, we issued the 5.25% convertible senior notes due 2026 (the “2026 Notes”) and used approximately $125.6 million of the net proceeds to repurchase $115.0 million principal amount of the 2023 Notes (see “2026 Unsecured Convertible Senior Notes” below).

The 2023 Notes are convertible into cash, shares of our common stock or a combination thereof, as we elect at our sole discretion. The initial conversion rate is 52.0183 shares of our common stock per $1,000 of note principal (equivalent to an initial conversion price of approximately $19.22 per share of common stock), subject to adjustment in certain circumstances. To reduce the dilutive impact or potential cash expenditure associated with the conversion of the 2023 Notes, we entered into a capped call transaction (the “2023 Capped Call”), which covers the number of shares of our common stock underlying the 2023 Notes when our common stock share price is trading between the initial conversion price of $19.22 and $28.84. In connection with the partial repurchase of the 2023 Notes, we entered into a capped call termination contract to unwind a proportionate amount of the 2023 Capped Call. As of June 30, 2021, approximately 4.9 million shares remained outstanding on the 2023 Capped Call.

The following table sets forth total interest expense recognized in connection with the 2023 Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)		(In thousands)
Contractual interest expense	$1,484	$3,281	$2,969	$6,563
Amortization of debt issuance costs	153	209	303	411
Amortization of debt discount	-	2,417	—	4,748
Total	$1,637	$5,907	$3,272	$11,722

2026 Unsecured Convertible Senior Notes

The 2026 Notes are unsecured and accrue interest at an annual rate of 5.25% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. The 2026 Notes mature on February 15, 2026, unless earlier purchased, redeemed or converted in accordance with their terms.

The initial conversion rate is 54.0906 shares of our common stock per $1,000 of note principal (equivalent to an initial conversion price of approximately $18.4875 per share of common stock), which equals approximately 12.2 million shares of common stock issuable upon conversion, subject to adjustment in certain circumstances.

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

To reduce the dilutive impact or potential cash expenditure associated with the conversion of the 2026 Notes, we entered into capped call transactions (the “2026 Capped Calls”). The 2026 Capped Calls will cover the number of shares of our common stock underlying the 2026 Notes when our common stock share price is trading between the initial conversion price of $18.49 and $26.10. However, should the market price of our common stock exceed the $26.10 cap, then the conversion of the 2026 Notes would have a dilutive impact or may require a cash expenditure to the extent the market price exceeds the cap price.

The following table sets forth interest expense recognized related to the 2026 Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)		(In thousands)
Contractual interest expense	$2,954	$—	$5,907	$—
Amortization of debt issuance costs	273	—	519	—
Total	$3,227	$—	$6,426	$—

Future minimum payments for the 2023 and 2026 Notes as of June 30, 2021 are as follows:

(In thousands)
2021	$—
2022	—
2023	95,000
2024	—
2025	—
2026	225,030
Total future minimum payments under the convertible senior notes	$320,030

Note 8—Leases

We have an operating lease for our office and laboratory facilities with an initial term that ends in 2027 with two options to extend the lease term by five years. We carry various finance leases for laboratory equipment.

Supplemental lease information is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(In thousands)		(In thousands)
Lease cost
Operating lease cost	$1,984	$1,551	$3,567	$3,024
Finance lease cost:
Amortization	288	345	611	703
Interest	40	70	89	159
Variable lease cost	992	565	1,804	1,102
Sublease income	(423)	(309)	(841)	(602)
Net lease cost	$2,881	$2,222	$5,230	$4,386

Cash paid for amounts included in the measurement of lease liabilities is as follows:

	Six Months Ended
	June 30,
	2021	2020

	(In thousands)
Cash payments for operating leases	$3,817	$4,284
Cash payments for financing leases	$665	$689

Note 9—Commitments and Contingencies

Development Milestones and Product Royalties

We have licensed a variety of intellectual property from third parties that we are currently developing or may develop in the future. These licenses may require milestone payments in connection with clinical development or commercial milestones as well as low single to low double-digit royalties on the net income or net sales of the product. For the three and six months ended June 30, 2021 and 2020, development milestone expenses were insignificant. We do not owe any royalties on OMIDRIA. Should narsoplimab be approved for HSCT-TMA, we would be obligated to pay low single-digit royalties on net sales of the product.

Note 10—Shareholders’ Deficit

Common Stock and Warrants

On March 1, 2021, we entered into a sales agreement to sell shares of our common stock having an aggregate offering price of up to $150.0 million, from time to time, through an “at the market” equity offering program. As of June 30, 2021, we have not sold any shares under this program.

In March 2021, a cashless exercise was executed for 43,115 warrants, resulting in the issuance of 24,901 shares of our common stock. As of June 30, 2021, 200,000 warrants remained outstanding with an exercise price of $23.00 per share. The warrants expire on April 12, 2023.

Amendment of 2017 Omnibus Incentive Compensation Plan (the “Plan”)

At the June 11, 2021 annual meeting, shareholders approved the increase of the number of shares of common stock authorized for issuance under the Plan by 4,000,000, to bring the total number of shares of common stock authorized to 12,600,000.

Interim Condensed Consolidated Statements of Shareholders’ Deficit

The changes in interim balances of the components of our shareholders’ deficit are as follows:

		Additional
	Common	Paid-In	Accumulated
	Stock	Capital	Deficit	Total

	(In thousands)
Balance January 1, 2021	$616	$751,304	$(872,672)	$(120,752)
Exercise of stock options and warrants	6	6,327	—	6,333
At the market offering costs	—	(241)	—	(241)
Cumulative effect of adopting ASU 2020-06	—	(70,779)	(4,697)	(75,476)
Stock-based compensation expense	—	3,271	—	3,271
Net loss	—	—	(35,090)	(35,090)
Balance March 31, 2021	622	689,882	(912,459)	(221,955)
Exercise of stock options	2	1,133	—	1,135
Stock-based compensation expense	—	3,117	—	3,117
Net loss	—	—	(28,593)	(28,593)
Balance June 30, 2021	$624	$694,132	$(941,052)	$(246,296)

		Additional
	Common	Paid-In	Accumulated
	Stock	Capital	Deficit	Total

	(In thousands)
Balance January 1, 2020	$542	$625,048	$(734,611)	$(109,021)
Exercise of stock options	3	2,709	—	2,712
Stock-based compensation expense	—	3,476	—	3,476
Net loss	—	—	(29,031)	(29,031)
Balance March 31, 2020	545	631,233	(763,642)	(131,864)
Exercise of stock options	—	66	—	66
Stock-based compensation expense	—	3,822	—	3,822
Net loss	—	—	(33,294)	(33,294)
Balance June 30, 2020	$545	$635,121	$(796,936)	$(161,270)

Note 11—Stock-Based Compensation

Our stock option plans provide for the grant of incentive and non-qualified stock options, restricted stock awards, warrants and other stock awards to employees, non-employee directors and consultants.

In July 2021, annual stock option grants exercisable for a total of approximately 2.1 million shares of common stock were awarded to eligible participants for the 2020 annual performance period. The options have an exercise price of $14.99 per share and vest monthly on a straight-line basis over four years.

Stock-based compensation expense is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(In thousands)
Research and development	$1,410	$1,631	$2,890	$3,078
Selling, general and administrative	1,707	2,191	3,498	4,220
Total	$3,117	$3,822	$6,388	$7,298

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were applied to all stock option grants:

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Estimated weighted-average fair value	$11.29	$12.79
Weighted-average assumptions:
Expected volatility	81%	81%
Expected life, in years	6.1	6.1
Risk-free interest rate	0.98%	0.89%
Expected dividend yield	—%	—%

Stock option activity for all stock plans and related information is as follows:

		Weighted-
		Average		Aggregate
		Exercise	Remaining	Intrinsic
	Options	Price per	Contractual Life	Value
	Outstanding	Share	(In years)	(In thousands)
Balance at December 31, 2020	11,938,528	$11.92
Granted	307,450	18.53
Exercised	(794,808)	9.40
Forfeited	(135,617)	15.42
Balance at June 30, 2021	11,315,553	$12.24	5.7	$33,730
Vested and expected to vest at June 30, 2021	11,019,841	$12.20	5.6	$33,217
Exercisable at June 30, 2021	8,719,802	$11.82	4.9	$29,075

As of June 30, 2021, there were 2.6 million unvested options outstanding that will vest over a weighted-average period of 2.3 years. The total estimated compensation expense yet to be recognized on outstanding options is $20.2 million.

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

Impact of Global Pandemic

The COVID-19 pandemic had a significant impact on OMIDRIA revenues in 2020. In March 2020, ambulatory surgery centers (“ASCs”) and hospitals using OMIDRIA postponed nearly all cataract surgery in response to recommendations from government and medical organizations. As a result, we did not record any sales of OMIDRIA to our wholesalers from March 25 to May 19, 2020. However, by the end of June 2020, the run rate of weekly OMIDRIA sales had recovered to levels approximating those seen prior to the pandemic. We are optimistic about the future of OMIDRIA as sales revenues continue to increase.

The pandemic has also resulted in delays or disruptions in our clinical and pre-clinical activities. It is not possible to estimate precisely the future impact of the COVID-19 pandemic on our business, operations or financial results due to the unknown magnitude, duration and outcome of the pandemic, especially in light of the severity and transmissibility of virus variants and possible local governmental responses across the U.S.

Commercial Product - OMIDRIA® (phenylephrine and ketorolac intraocular solution) 1%/0.3%

OMIDRIA is approved by FDA for use during cataract surgery or intraocular lens replacement to maintain pupil size by preventing intraoperative miosis (pupil constriction) and to reduce postoperative ocular pain. Outside the U.S., we maintain authorization from the European Commission (“EC”) to market OMIDRIA in the European Economic Area (“EEA”) for use during cataract surgery and other IOL replacement procedures for maintenance of intraoperative mydriasis (pupil dilation), prevention of intraoperative miosis and reduction of acute postoperative ocular pain. Sales of OMIDRIA within the EEA or other international territories have not been significant.

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

We sell OMIDRIA primarily through wholesalers which, in turn, sell to ASCs and hospitals. The Centers for Medicare & Medicaid Services (“CMS”), the federal agency responsible for administering the Medicare program, granted transitional pass-through reimbursement status for OMIDRIA from January 1, 2015 through December 31, 2017. Pass-through status allows for separate payment (i.e., outside the packaged payment rate for the surgical procedure) under Medicare Part B. In March 2018, Congress extended pass-through reimbursement status for OMIDRIA through September 30, 2020 when used during procedures performed on Medicare Part B fee-for-service patients. Pass-through reimbursement for OMIDRIA under Medicare Part B expired on October 1, 2020. In December 2020, in its calendar year 2021 Outpatient Prospective Payments System (“OPPS”) and ASC Payments System final rule, CMS determined that, under its policy applicable to certain non-opioid pain management surgical drugs, OMIDRIA qualifies for separate payment when used on Medicare Part B patients in the ASC setting. CMS’ policy of separately reimbursing non-opioid pain management surgical drugs was first adopted in 2019 and became applicable to OMIDRIA upon the expiration of the drug’s pass-through reimbursement on October 1, 2020. CMS’ OPPS and ASC Payments Systems proposed rule for calendar year 2022 was released in July 2021 and reconfirmed this policy. CMS is expected to adopt the final rule in late 2021.

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

In October 2020, we reported final clinical data from our pivotal trial of narsoplimab in HSCT-TMA, a frequently lethal complication of HSCT. In November 2020, we completed the rolling submission of our BLA for narsoplimab for the treatment of HSCT-TMA, and FDA accepted the BLA for filing in January 2021 under its Priority Review program. On May 19, 2021, following our response to an information request, FDA informed us that it had extended its initial review period and that the new action date under the Prescription Drug User Fee Act (“PDUFA”) is October 17, 2021. Phase 3 clinical programs are also ongoing for narsoplimab in IgA nephropathy and aHUS. In addition, narsoplimab is being evaluated for treatment of COVID-19 in a nationwide, late-stage adaptive platform trial and has been administered under compassionate use to treat COVID-19 patients in Italy and in the U.S.

Narsoplimab has received multiple designations from FDA and from the EMA across three current indications. These include:

●	HSCT-TMA: In the U.S., the FDA has granted narsoplimab (1) breakthrough therapy designation in patients who have persistent TMA despite modification of immunosuppressive therapy and (2) orphan drug designation for the treatment of HSCT-TMA. The EC also granted narsoplimab a designation as an orphan medicinal product for treatment in hematopoietic stem cell transplantation.
●	IgA nephropathy: In the U.S., narsoplimab has received from the FDA (1) breakthrough therapy designation for the treatment of IgA nephropathy and (2) orphan drug designation in IgA nephropathy. In the EU, narsoplimab has been granted designation as an orphan medicinal product for the treatment of primary IgA nephropathy.

●	aHUS: In the U.S., narsoplimab has received from the FDA (1) fast-track designation for the treatment of patients with aHUS and (2) orphan drug designation for the prevention (inhibition) of complement-mediated thrombotic microangiopathies.

In the EU, the EMA has confirmed narsoplimab’s eligibility for EMA’s centralized review of a single marketing authorization application (“MAA”) that, if approved, would authorize the product to be marketed in all EU member states and EEA countries. We are targeting to complete our MAA submission in 2021.

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

The Phase 3 clinical program in patients with aHUS, in which patient recruitment is ongoing, consists of one Phase 3 clinical trial – a single-arm (i.e., no control arm), open-label trial in patients with newly diagnosed or ongoing aHUS. This trial is targeting approximately 40 patients for full approval in the EU and accelerated approval in the U.S. and, as required by FDA, approximately 80 total patients for full approval in the U.S. The trial includes multiple sites in the U.S., Asia and Europe, though enrollment has been slow in part due to prioritizing the use of resources within our narsoplimab programs on HSCT-TMA, COVID-19 and IgA nephropathy.

●	MASP-2 - narsoplimab (OMS721) - COVID-19. In March 2020, in response to a request from physicians at the Papa Giovanni XXIII Hospital in Bergamo, Italy, we initiated a compassionate use program for narsoplimab to treat patients with severe COVID-19 requiring mechanical ventilation.

The initial cohort treated under this compassionate use program included a total of six COVID-19 patients treated with narsoplimab, all with acute respiratory distress syndrome (“ARDS”) and requiring continuous positive airway pressure (“CPAP”) or intubation. At baseline, circulating endothelial cell (“CEC”) counts and serum levels of interleukin-6 (“IL-6”), IL-8, C-reactive protein (“CRP”), LDH, D-dimer and aspartate aminotransferase (“AST”) were markedly elevated. During the course of the compassionate use program, institutional guidelines at the treating hospital were updated to require that all COVID-19 patients in the hospital receive steroids. One patient treated with narsoplimab did not receive steroids. Of the five narsoplimab-treated patients who received steroids, two initiated them after already improving such that CPAP was no longer required or was discontinued the following day. The study evaluated CEC counts in a separate group of four patients receiving only steroids for a short duration, and the counts were found to be unaffected by steroid administration. This suggests that any beneficial effect of steroids on COVID-19-associated endothelial damage may be delayed and had little effect on the recovery course of the narsoplimab-treated patients who initiated steroid treatment after improving.

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

Following treatment of the initial six patients under the compassionate use program in Italy, we continued compassionate-use treatment in the U.S. and have provided treatment for an additional 10 critically ill COVID-19 patients in Italy. Prior to receiving narsoplimab, all of the patients in this second cohort were severely ill, mechanically ventilated, had multiple comorbidities, and had failed other therapies, including anti-virals, targeted anti-inflammatory therapeutics, convalescent plasma and steroids. Following treatment with narsoplimab, the laboratory improvements and clinical outcomes of these patients were similar to those seen in the initial cohort of Bergamo patients.

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

Discussions are ongoing regarding the use of narsoplimab in COVID-19 with leaders across various government agencies, both in the U.S. and internationally.

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

In September 2020 we began enrollment and dosing in a placebo-controlled, double-blind, single-ascending-dose and multiple-ascending-dose Phase 1 clinical trial to evaluate the safety, tolerability, pharmacodynamics and pharmacokinetics of OMS906. We have completed dosing all of the intravenous dosing cohorts and three subcutaneous dosing cohort in the single-ascending dose study and reported preliminary data from the Phase 1 trial in June 2021.

●	PDE7 - OMS527. In our PDE7 program, we are developing proprietary compounds to treat addiction and compulsive disorders as well as movement disorders. In September 2019 we reported positive results from our Phase 1 single-ascending- and multiple-ascending-dose clinical trial designed to assess safety, tolerability and pharmacokinetics of our lead compound in healthy subjects.

In the double blind, randomized Phase 1 study, the study drug, referred to as OMS182399, met the primary endpoints of safety and tolerability and showed a favorable and dose-proportional pharmacokinetic profile supporting once-daily dosing. There was no apparent food effect on plasma exposure to OMS182399. A manuscript detailing the mechanism of action of PDE7 inhibition in nicotine addiction was published in the peer-reviewed Journal of Neuroscience in July 2021. Continued clinical development in our PDE7 program is subject to allocation of financial and other resources, which are currently prioritized for other programs.

Preclinical Development Programs and Platforms

Our preclinical programs and platforms include:

●	Other MASP Inhibitor Preclinical Programs. We have generated positive preclinical data from MASP-2 inhibition in in vivo models of age-related macular degeneration, myocardial infarction, diabetic neuropathy, stroke, traumatic brain injury, ischemia-reperfusion injury, and other diseases and disorders. We are also developing a longer-acting second generation antibody targeting MASP-2 for which we expect to initiate clinical trials in 2022. This program is designated “OMS1029.” Development efforts are also directed to a small-molecule inhibitor of MASP-2 designed for oral administration as well as to small-molecule inhibitors of MASP-3 and bispecific small- and large-molecule inhibitors of MASP-2/-3.
●	GPR174 and GPCR Platform. We have developed a proprietary cellular redistribution assay which we use in a high-throughput manner to identify synthetic ligands, including antagonists, agonists and inverse agonists, that bind to and affect the function of orphan GPCRs. We have screened Class A orphan GPCRs against our small-molecule chemical libraries using the cellular redistribution assay and have identified and confirmed compounds that interact with 54 of the 81 Class A orphan GPCRs linked to a wide range of indications including cancer as well as metabolic, cardiovascular, immunologic, inflammatory and central nervous system disorders. One of our priorities in this program is GPR174, which is involved in the modulation of the immune system. In ex vivo human studies, our small-molecule inhibitors targeting GPR174 upregulate the production of cytokines, block multiple checkpoints and tumor promoters, and suppress regulatory T-cells. Based on our data, we believe that GPR174 controls a major, previously unrecognized pathway in cancer and modulation of the receptor could provide a seminal advance in immuno-oncologic treatments for a wide range of tumors. Our studies in mouse models of melanoma and colon carcinoma found that GPR174-deficiency resulted in significantly reduced tumor growth and improved survival of the animals versus normal mice. Our discoveries suggest a new approach to cancer immunotherapy that targets inhibition of GPR174 and can be combined with and significantly improve the tumor-killing effects of other oncologic agents, including radiation, adenosine pathway inhibitors and checkpoint inhibitors. These discoveries include (1) identification of cancer-immunity pathways controlled by GPR174, (2) the identification of phosphatidylserine as a natural ligand for GPR174, (3) a collection of novel small-molecule inhibitors of GPR174 and (4) a synergistic enhancement of “tumor-fighting” cytokine production by T cells following the combined inhibition of both GPR174 and the adenosine pathway, another key metabolic pathway that regulates tumor immunity. We are developing both small-molecule and antibody inhibitors of GPR174 with the objective of moving compounds into human trials. We are also exploring several of our other GPCR targets.

Financial Summary

We recognized net losses of $28.6 million and $33.3 million for the three months ended June 30, 2021 and 2020, respectively, and our OMIDRIA net revenues were $28.8 million and $13.5 million for the same periods. As of June 30, 2021, we had $73.7 million in cash and cash equivalents and short-term investments available for general corporate use and $31.8 million in accounts receivable, net.

*	Fiscal quarters with significantly reduced cataract procedures due to the COVID-19 pandemic
**	Pass-through reimbursement expired on October 1, 2020. In December 2020, separate payment was confirmed for OMIDRIA, effective retroactively as of October 1, 2020.

Pass-through reimbursement for OMIDRIA under Medicare Part B expired on October 1, 2020, which negatively affected our net revenues for the period September 2020 through the first quarter of 2021. In December 2020, CMS determined that OMIDRIA qualifies for separate payment when used on Medicare Part B patients in ASCs under its policy of separately reimbursing non-opioid pain management surgical drugs. CMS’ proposed rule on OPPS and ASC payments for calendar year 2022 was released in July 2021 and confirmed CMS’ intention to continue this policy. CMS is expected to adopt the final rule in late 2021.

We expect our net losses will continue until such time as we derive sufficient revenues from sales of OMIDRIA and/or other sources, such as licensing, product sales and other revenues from our product candidates, that are sufficient to cover our operating expenses and debt service obligations.

Results of Operations

Revenue

Our revenue consists of OMIDRIA product sales to ASCs and hospitals in the U.S. Our product sales, net are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(In thousands)
Product sales, net	$28,823	$13,530	$49,885	$37,067

During the three months and six months ended June 30, 2021, OMIDRIA net revenue was $28.8 million and $49.9 million as compared to $13.5 million and $37.1 million for the three months and six months ended June 30, 2020. The increase in revenue during the three-months and six months ended June 30, 2021 compared to the same periods in the prior year was primarily due to the multi-month national and regional COVID-related hiatus in elective surgical procedures, including cataract procedures, in the spring of 2020 followed by a progressive resumption in these procedures.

Gross-to-Net Deductions

We record OMIDRIA product sales net of estimated chargebacks, rebates, distribution fees and product returns. These deductions are generally referred to as gross-to-net deductions. Our total gross-to-net provision for the three months ended June 30, 2021 was 28.8% of gross OMIDRIA product sales compared to 14.6% for the prior year period. During the prior year’s quarter ended June 30, we reversed a product return reserve that had been recorded in the first quarter of 2020 when cataract and other elective surgical procedures were severely restricted due to COVID-19. Without this reversal, gross-to-net between the comparative periods would have been very similar.

Our total gross-to-net provision for the six months ended June 30, 2021 was 29.9% of gross OMIDRIA product sales compared to 26.8% in the prior year period. The increase was primarily due to an increase in chargebacks in the six months ended June 30, 2021.

A summary of our gross-to-net related accruals for the six months ended June 30, 2021 is as follows:

		Distribution
		Fees and
		Product
	Chargebacks	Return
	and Rebates	Allowances	Total

	(In thousands)
Balance as of December 31, 2020	$3,740	$948	$4,688
Provisions	18,756	2,541	21,297
Payments	(14,671)	(1,892)	(16,563)
Balance as of June 30, 2021	$7,825	$1,597	$9,422

Chargebacks and Rebates

We record a provision for estimated chargebacks and rebates at the time we recognize OMIDRIA product sales revenue and reduce the accrual when payments are made or credits are granted. Our chargebacks are related to a pharmaceutical pricing agreement, a federal supply schedule agreement, a 340B prime vendor agreement, a Medicaid drug rebate agreement and an upfront discount to our ASC and hospital customers. We also record a provision for our OMIDRIAssure patient assistance and reimbursement program and for rebates under our purchase volume-discount programs.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(In thousands)
Direct external expenses:
Clinical research and development:
MASP-2 program - OMS721 (narsoplimab)	$9,564	$9,720	$26,595	$22,935
MASP-3 program - OMS906	1,390	—	3,161	—
OMIDRIA - Ophthalmology	620	433	1,186	884
PDE7 - OMS527	121	259	263	1,596
Total clinical research and development	11,695	10,412	31,205	25,415
Preclinical research and development	5,382	3,144	8,093	6,834
Total direct external expenses	17,077	13,556	39,298	32,249
Internal, overhead and other expenses	12,450	8,945	22,121	17,716
Stock-based compensation expense	1,410	1,631	2,890	3,078
Total research and development expenses	$30,937	$24,132	$64,309	$53,043

Clinical research and development expenses increased $1.3 million and $5.8 million for the three and six months ended June 30, 2021 compared to the same periods in 2020. In 2020, OMS906 expenses were included as preclinical research and development costs until the third quarter of 2020 when OMS906 entered Phase 1 clinical trials.

The $5.8 million increase for the six months ended June 30, 2021 is primarily due to higher narsoplimab manufacturing costs in preparation for the anticipated U.S. marketing approval and commercial launch as well as OMS906 expenses having been included in preclinical research and development costs until the third quarter of 2020, after which those expenses were classified as clinical costs. These increases were partially offset by decreased costs associated with manufacturing and preclinical toxicology safety studies for OMS527 during the six months ended June 30, 2021.

The $2.2 million and $1.3 million increases in our preclinical research and development expenses for the three and six months ended June 30, 2021 as compared to the same periods in 2020 reflect third-party manufacturing costs related to our OMS1029 program for cell line development and preclinical animal toxicology safety studies, partially offset by the migration of expenses related to our OMS906 program from preclinical research and development costs to clinical costs following the entry of OMS906 into Phase 1 clinical trials in the third quarter of 2020.

The increases in internal, overhead and other expenses are primarily due to additional employee-related costs and additional leased laboratory facilities to support our research and development activities.

We expect overall research and development costs in the third quarter of 2021 to increase over the second quarter of 2021 due to increased costs associated with the expected launch of narsoplimab as well as increased preclinical activities.

At this time, we are unable to estimate with certainty the longer-term costs we will incur in the continued development of our product candidates due to the inherently unpredictable nature of our preclinical and clinical development activities as well as to the potential impacts of the COVID-19 pandemic. Clinical development timelines, the probability of success and development costs can differ materially from expectations as new data become available or unforeseen difficulties emerge. Our future research and development expenses will depend, in part, on the preclinical or clinical success of each product candidate as well as on ongoing assessments of each program’s commercial potential. In addition, we cannot forecast with precision which product candidates, if any, may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

We are required to expend substantial resources in the development of our product candidates due to the lengthy process of completing clinical trials and seeking regulatory approval. Any failure or delay in completing clinical trials, or in obtaining regulatory approvals, could delay our generation of product revenue and increase our research and development expenses.

Selling, General and Administrative Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(In thousands)
Selling, general and administrative expenses, excluding stock-based compensation expense	$19,853	$14,740	$36,100	$30,747
Stock-based compensation expense	1,707	2,191	3,498	4,220
Total selling, general and administrative expenses	$21,560	$16,931	$39,598	$34,967

Total selling, general and administrative expenses increased by $4.6 million for each of the three and six months ended June 30, 2021 compared to the prior year periods. The increases were primarily due to increased marketing activities in preparation for the anticipated U.S. commercial launch of narsoplimab and additional employee-related costs.

We expect that our selling, general and administrative expenses will increase during the third and fourth quarters of 2021 due to increased pre-commercialization and expected commercialization activities for narsoplimab.

Interest Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(In thousands)
Interest expense	$4,910	$5,978	$9,808	$11,880

Interest expense is comprised of contractual interest and amortization of debt issuance and debt discount related to our 2023 and 2026 Notes as well as interest on our finance leases. Interest expense decreased $1.0 million for the three months ended June 30, 2021 compared to the same period in the prior year due to the January 1, 2021 adoption of ASU 2020-06, which eliminated the amortization of the non-cash debt discount on the 2023 and 2026 Notes. This decrease was partially offset by the increase in interest related to our 2026 Notes, which were issued in August and September 2020 (for more information, see “Note 7—Unsecured Convertible Senior Notes”).

Financial Condition - Liquidity and Capital Resources

As of June 30, 2021, we had $73.7 million in cash, cash equivalents and short-term investments available for general corporate use held primarily in money-market accounts as compared to $135.0 million at December 31, 2020. In addition, as of June 30, 2021, we had $31.8 million in outstanding accounts receivable. We have historically generated net losses and incurred negative cash flows from operations and debt service. For the three months ended June 30, 2021, we incurred a net loss of $28.6 million and, for the six months ended June 30, 2021, we incurred negative cash flows from operations of $67.8 million. We are beginning to see normalization following a short period during which OMIDRIA revenues were significantly reduced after expiration of the drug’s pass-through status and as a result of delayed posting by Medicare Administrative Contractors of CMS’ December 2020 determination that OMIDRIA would be paid separately under Medicare Part B in the ASC setting.

The PDUFA action date for our BLA in HSCT-TMA is October 17, 2021. We anticipate, but cannot guarantee, that narsoplimab will receive FDA approval and commercially launch in the U.S.in 2021. Our sales and marketing strategies for the launch of narsoplimab for HSCT-TMA include various milestones at which we commit to incremental spending, such as for field sales hiring, providing for flexibility in the timing of costs incurred should the approval of narsoplimab be delayed. If approved, we cannot fully predict the timing or the magnitude of narsoplimab revenues.

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

Cash Flow Data

	Six Months Ended June 30,
	2021	2020

	(In thousands)
Selected cash flow data
Cash provided by (used in):
Operating activities	$(67,846)	$(46,738)
Investing activities	$63,396	$43,370
Financing activities	$6,651	$2,248

Operating Activities. Net cash used in operating activities for the six months ended June 30, 2021 increased by $21.1 million as compared to the same period in 2020. The net increase is primarily due to a $47.4 million increase in accounts receivable due to a reduction in receivables in the prior year period caused by reduced revenues resulting from the COVID-19 pandemic. We are also seeing the impact of net loss adjusted for non-cash charges of $5.3 million due to the adoption of ASU 2020-06, Debt—Debt with Conversion Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). These uses of cash are partially offset by a $28.1 million increase in accounts payable and accrued expenses as well as a $3.7 million decrease in prepaid expenses.

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

Net cash provided by investing activities during the six months ended June 30, 2021 was $63.4 million, an increase of $20.0 million from the same period in 2020 primarily due to an increase in net proceeds received from investment activities.

Financing Activities. Net cash provided by financing activities during the six months ended June 30, 2021 was $6.7 million, an increase of $4.4 million compared to the same period in 2020. The increase was primarily due to incremental cash proceeds from exercises of options to purchase our common stock.

At the Market Sales Agreement. On March 1, 2021, we entered into a sales agreement to sell shares of our common stock, from time to time and having an aggregate offering price of up to $150.0 million, through an “at the market” equity offering program. As of June 30, 2021, we have not sold any shares under this agreement.

Line of Credit Agreement. Our Line of Credit Agreement with Silicon Valley Bank provides for a $50.0 million revolving line of credit facility. Under the Line of Credit Agreement, we may draw, on a revolving basis, up to the lesser of $50.0 million or 85.0% of our eligible accounts receivable, less certain reserves. The Line of Credit Agreement is secured by all of our assets, excluding intellectual property and development program inventories, and matures on August 2, 2022. As of June 30, 2021, we had no outstanding borrowings under the Line of Credit Agreement, and we were in compliance with all covenants in all material respects.

Contractual Obligations and Commitments

Our future minimum contractual commitments and obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2020. Other than the following, our future minimum contractual obligations and commitments have not changed materially from the amounts previously reported.

Lease Agreements

Our lease for our office and laboratory space ends in November 2027. We have two five-year options to extend the lease term. As of June 30, 2021, the remaining aggregate non-cancelable rent payable under the initial term of the lease, excluding common area maintenance and related operating expenses, is $53.3 million.

Goods and Services

We have certain other non-cancelable obligations under various agreements that relate to goods and services. As of June 30, 2021, our aggregate firm commitments were $33.9 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily confined to our investment securities. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in high-credit-quality securities. As of June 30, 2021, we had cash, cash equivalents and short-term investments of $73.7 million. In accordance with our investment policy, we invest funds in highly liquid, investment-grade securities. These securities in our investment portfolio are not leveraged and are classified as available-for-sale. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a materially negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates and, with our current portfolio of short-term investments, we are not exposed to potential loss due to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2021. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 1A. RISK FACTORS

We operate in an environment that involves a number of risks and uncertainties. Before making an investment decision you should carefully consider the risks described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 1, 2021. In assessing the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020, you should also refer to the other information included therein and in this Quarterly Report on Form 10-Q. In addition, we may be adversely affected by risks that we currently deem immaterial or by other risks that are not currently known to us. Due to the risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. The trading price of our common stock could decline due to any of these risks and you may lose all or part of your investment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Thirteenth Amendment to Lease dated June 1, 2021 between Omeros Corporation and BMR-201 Elliott Avenue LLC
10.2

Omeros Corporation 2017 Omnibus Incentive Compensation Plan (as amended and restated effective June 11, 2021) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 16, 2021).

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

OMEROS CORPORATION

Dated: August 9, 2021	/s/ Gregory A. Demopulos
Gregory A. Demopulos, M.D.
President, Chief Executive Officer and Chairman of the Board of Directors

Dated: August 9, 2021	/s/ Michael A. Jacobsen
Michael A. Jacobsen
Vice President, Finance, Chief Accounting Officer and Treasurer