Form 10-Q
period 2021-09-30
OMEROS CORP
filed 2021-11-09
CIK 1285819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 5, 2021, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 62,542,268.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) which are subject to the “safe harbor” created by those sections for such statements. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical fact are “forward-looking statements.” Terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “likely,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” and similar expressions and variations thereof are intended to identify forward-looking statements, but these terms are not the exclusive means of identifying such statements. Examples of these statements include, but are not limited to, statements regarding:

●	our expectations and plans relating to future regulatory interactions and anticipated or potential paths to regulatory approval following the recent issuance by the U.S. Food and Drug Administration (“FDA”) of a Complete Response Letter (“CRL”) in relation to our biologics license application (“BLA”) for our lead MASP-2 inhibitor, narsoplimab, in hematopoietic stem cell transplant-associated thrombotic microangiopathy (“HSCT-TMA”);
●	our ability to raise additional capital through the capital markets or through one or more corporate partnerships, equity offerings, debt financings, collaborations, licensing arrangements or asset sales;
●	our estimates regarding how long our existing cash, cash equivalents, short-term investments and revenues will be sufficient to fund our anticipated operating expenses, capital expenditures and debt service obligations;
●	our expectations relating to demand for OMIDRIA® (phenylephrine and ketorolac intraocular solution) 1%/0.3% from wholesalers, ambulatory surgery centers and/or hospitals, and our expectations regarding OMIDRIA product sales;
●	our expectations regarding clinical plans and anticipated or potential paths to regulatory approval of narsoplimab by FDA and/or the European Medicines Agency (“EMA”) in HSCT-TMA, immunoglobulin A nephropathy, atypical hemolytic uremic syndrome and/or COVID-19;
●	our ability to design, initiate and/or successfully complete clinical trials and other studies for our products and product candidates and our plans and expectations regarding our ongoing or planned clinical trials, including for narsoplimab, and for our other investigational candidates, including OMS527 and OMS906;
●	our plans for the commercial launch of narsoplimab following any regulatory approval and our estimates and expectations regarding coverage and/or reimbursement for any approved products;
●	the severity and duration of the impact of the COVID-19 pandemic on our business, operations, clinical programs and financial results;
●	our expectations related to separate payment for OMIDRIA from the Centers for Medicare & Medicaid Services (“CMS”) and CMS’ separate payment policy for non-opioid pain management surgical drugs, and our expectations regarding reimbursement coverage for OMIDRIA by commercial and government payers;
●	our plans for marketing and distribution of OMIDRIA and our estimates of OMIDRIA chargebacks and rebates, distribution fees and product returns;
●	our expectations regarding the clinical, therapeutic and/or competitive benefits and importance of OMIDRIA and our product candidates;
●	our plans and expectations regarding development of narsoplimab for the treatment of critically ill COVID-19 patients, including statements regarding the therapeutic potential of narsoplimab for the treatment of COVID-19, discussions with government agencies regarding narsoplimab for the treatment of COVID-19, expectations

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

OMEROS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMEROS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$7,415	$10,501
Short-term investments	42,957	124,452
Receivables, net	33,898	3,841
Inventory	712	1,355
Prepaid expense and other assets	6,367	11,136
Total current assets	91,349	151,285
Property and equipment, net	1,831	2,551
Right of use assets	29,039	25,526
Restricted investments	1,054	1,055
Advanced payments, non-current	157	625
Total assets	$123,430	$181,042

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$10,026	$4,199
Accrued expenses	27,700	28,755
Current portion of lease liabilities	5,092	3,782
Total current liabilities	42,818	36,736
Lease liabilities, non-current	30,291	28,770
Unsecured convertible senior notes, net	313,018	236,288
Commitments and contingencies (Note 9)
Shareholders’ deficit:
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized; none issued and outstanding at September 30, 2021 and December 31, 2020.	—	—
Common stock, par value $0.01 per share, 150,000,000 shares authorized at September 30, 2021 and December 31, 2020; 62,542,268 and 61,671,231 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively.	625	616
Additional paid-in capital	700,433	751,304
Accumulated deficit	(963,755)	(872,672)
Total shareholders’ deficit	(262,697)	(120,752)
Total liabilities and shareholders’ deficit	$123,430	$181,042

See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Product sales, net	$30,004	$26,114	$79,889	$63,181

Costs and expenses:
Cost of product sales	333	401	938	815
Research and development	27,063	31,316	91,358	84,359
Selling, general and administrative	20,861	19,825	60,474	54,792
Total costs and expenses	48,257	51,542	152,770	139,966
Loss from operations	(18,253)	(25,428)	(72,881)	(76,785)
Loss on early extinguishment of debt	—	(13,374)	—	(13,374)
Interest expense	(4,911)	(6,882)	(14,719)	(18,763)
Other income	461	(633)	1,214	280
Loss before income tax benefit	(22,703)	(46,317)	(86,386)	(108,642)
Income tax benefit	—	7,854	—	7,854
Net loss	$(22,703)	$(38,463)	$(86,386)	$(100,788)
Comprehensive loss	$(22,703)	$(38,463)	$(86,386)	$(100,788)
Basic and diluted net loss per share	$(0.36)	$(0.66)	$(1.39)	$(1.81)
Weighted-average shares used to compute basic and diluted net loss per share	62,510,727	58,233,988	62,267,557	55,682,379

See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net loss	$(86,386)	$(100,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	12,082	11,122
Non-cash interest expense	1,256	8,169
Depreciation and amortization	1,062	1,218
Loss on early extinguishment of debt	—	13,374
Deferred income tax	—	(7,854)
Fair value settlement upon termination of cap call contract	—	838
Changes in operating assets and liabilities:
Receivables	(30,057)	(2,194)
Inventory	643	(395)
Prepaid expenses and other assets	5,097	3,533
Accounts payable and accrued expenses	4,796	(8,702)
Net cash used in operating activities	(91,507)	(81,679)
Investing activities:
Purchases of property and equipment	(203)	(283)
Purchases of investments	(5)	(133,190)
Proceeds from the sale and maturities of investments	81,500	58,446
Net cash provided by/(used in) investing activities	81,292	(75,027)
Financing activities:
At the market offering costs	(241)	—
Proceeds upon exercise of stock options and warrants	8,076	4,978
Payments on finance lease obligations	(706)	(889)
Proceeds from issuance of convertible senior notes	—	225,030
Payments for debt issuance costs	—	(6,785)
Purchases of capped calls related to convertible senior notes	—	(23,223)
Payments for repurchases of convertible senior notes	—	(125,638)
Proceeds from termination of capped call contracts	—	7,549
Proceeds from issuance of common stock, net	—	93,675
Net cash provided by financing activities	7,129	174,697
Net (decrease) increase in cash and cash equivalents	(3,086)	17,991
Cash and cash equivalents at beginning of period	10,501	3,084
Cash and cash equivalents at end of period	$7,415	$21,075

Supplemental cash flow information
Cash paid for interest	$14,889	$8,564
Property acquired under finance lease	$139	$216

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

Our drug candidate narsoplimab is the subject of a biologics license application (“BLA”) pending before the U.S. Food and Drug Administration (“FDA”) for the treatment of hematopoietic stem cell transplant-associated thrombotic microangiopathy (“HSCT-TMA”). On October 18, 2021, we announced the receipt of a Complete Response Letter (“CRL”) from FDA regarding the BLA. We are completing a briefing package to accompany a request for a Type A meeting with FDA to discuss the CRL and determine the most expeditious path forward for the approval of narsoplimab in the treatment of HSCT-TMA.

We also have multiple late-stage clinical development programs in our pipeline, which are focused on: complement-mediated disorders, including immunoglobulin A (“IgA”) nephropathy, atypical hemolytic uremic syndrome (“aHUS”) and COVID-19.

Basis of Presentation

Our condensed consolidated financial statements include the financial position and results of operations of Omeros Corporation (“Omeros”) and our wholly owned subsidiaries. All intercompany transactions have been eliminated, and we have determined we operate in one segment. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The information as of September 30, 2021 and December 31, 2020 and for the three and nine months ended September 30, 2021 and 2020 includes all adjustments, which include normal recurring adjustments, necessary to present fairly our interim financial information. The Condensed Consolidated Balance Sheet at December 31, 2020 has been derived from our audited financial statements but does not include all of the information and footnotes required by GAAP for audited annual financial information.

The accompanying unaudited condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and related notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2021.

Risks and Uncertainties

As of September 30, 2021, we had cash, cash equivalents and short-term investments of $50.4 million and an accounts receivable-based line of credit that allows us to borrow up to the lesser of $50.0 million or 85% of our accounts receivable borrowing base, less certain reserves. For the nine months ended September 30, 2021, we incurred losses from operations of $72.9 million, including non-cash charges of $14.4 million. For the three months ended September 30, 2021, we incurred losses from operations of $18.3 million, including non-cash charges of $6.4 million. Cash used in operating activities was $91.5 million for the nine months ended September 30, 2021. We will continue to incur losses from operating activities until our revenues exceed operating costs and debt service obligations.

We are unable to include in the determination regarding our prospects as a going concern amounts available under our accounts receivable-based line of credit or any proceeds from debt transactions or other financing instruments despite our successful track record in accessing capital through these avenues. We also have not included any potential partnerships related to our products or product candidates. The conditions described above, when evaluated within the constraints of the accounting literature, raise substantial doubt with respect to our ability to meet our obligations through November 9, 2022 and, therefore, to continue as a going concern.

We plan to continue to fund our operations for the next twelve months with our cash and investments, from sales of OMIDRIA and potentially from sales of narsoplimab for HSCT-TMA, if FDA approval is granted within that time period. In addition, we may utilize funds available under our line of credit which matures August 2, 2022. Should it be necessary or determined to be strategically advantageous, we could pursue debt financings as well as public and private offerings of our equity securities, similar to those we have previously completed, or other strategic transactions, which may include licensing a portion of our existing technology. In this regard, in March 2021 we entered into a sales agreement to sell shares of our common stock, from time to time, in an “at the market” equity offering facility through which we may offer and sell shares of our common stock having an aggregate amount up to $150.0 million. In addition, should it be necessary to manage our operating expenses, we would reduce our projected cash requirements by delaying clinical trials, reducing selected research and development efforts, or implementing other restructuring activities.

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

The COVID-19 pandemic and the responses to it by various governmental authorities, the medical community and others had a significant impact on our business in the first six months of 2020. It is not possible to estimate precisely the future impact of the COVID-19 pandemic on our business, operations or financial results due to the unknown magnitude, duration and outcome of the pandemic.

We use a single contract manufacturer to supply the OMIDRIA drug product and a separate company to package OMIDRIA for commercial sale. We are completing the process of establishing a second OMIDRIA supplier. We generally use different contract manufacturers to produce drug substance, drug product and to perform final packaging for our drug product candidates.

We endeavor to maintain reasonable levels of drug supply for our commercial and clinical trial use and other manufacturers are available should we need to change suppliers. A change in suppliers; however, could cause a delay in delivery of OMIDRIA or our clinical trial material that would adversely affect our business.

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

We sell OMIDRIA through a limited number of wholesalers. We review the credit quality of our wholesalers on an annual basis by considering factors such as historical experience, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. Credit losses for all periods presented were immaterial.

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

Recently Adopted Pronouncements

On January 1, 2021, we adopted Accounting Standard Update (“ASU”) 2020-06, Debt—Debt with Conversion Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) on a modified retrospective basis. ASU 2020-06 removes the separate liability and equity accounting for our convertible senior notes. Consequently, we now account for our convertible senior notes wholly as debt. (See “Note 3 – Net Loss Per Share” and “Note 7 – Unsecured Convertible Senior Notes” for further information)

On January 1, 2021, we adopted ASU 2019-12, Income Taxes (Topic 740), which is intended to simplify various aspects of the income tax accounting guidance, including elimination of the exception to the incremental approach of intra-period tax allocation when there is a loss from continuing operations and income or gain from other items (for example, other comprehensive income). We adopted the standard on a prospective basis and the impact to our consolidated financial statements for the three and nine months ended September 30, 2021 was immaterial.

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

Potentially dilutive securities excluded from Diluted EPS are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Outstanding options to purchase common stock	1,781,619	1,456,454	2,504,901	1,777,393
Outstanding warrants to purchase common stock	—	9,828	—	11,712
Total potentially dilutive shares excluded from loss per share	1,781,619	1,466,282	2,504,901	1,789,105

Note 4—Certain Balance Sheet Accounts

Accounts Receivable, net

Accounts receivable, net consist of the following:

	September 30,	December 31,
	2021	2020

	(In thousands)
Trade receivables, net	$33,624	$3,771
Sublease and other receivables	274	70
Total accounts receivables, net	$33,898	$3,841

Trade receivables are net of product return and chargeback allowances of $2.0 million and $1.2 million as of September 30, 2021 and December 31, 2020, respectively.

Inventory

Inventory consists of the following:

	September 30,	December 31,
	2021	2020

	(In thousands)
Raw materials	$463	$109
Work-in-progress	65	462
Finished goods	184	784
Total inventory	$712	$1,355

Property and Equipment, Net

Property and equipment, net consists of the following:

	September 30,	December 31,
	2021	2020

	(In thousands)
Finance leases	$5,829	$5,690
Laboratory equipment	3,017	2,898
Computer equipment	1,069	985
Office equipment and furniture	625	625
Total cost	10,540	10,198
Less accumulated depreciation and amortization	(8,709)	(7,647)
Total property and equipment, net	$1,831	$2,551

For the three months ended September 30, 2021 and 2020, depreciation and amortization expense was $0.3 million and $0.4 million, respectively. For the nine months ended September 30, 2021 and 2020, depreciation and amortization expense was $1.1 million and $1.2 million, respectively.

Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2021	2020

	(In thousands)
Sales rebates, fees and discounts	$7,650	$3,326
Contract research and development	4,391	7,952
Consulting and professional fees	4,055	5,393
Interest payable	3,703	5,205
Employee compensation	3,971	3,948
Clinical trials	3,184	2,121
Other accrued expenses	746	810
Total accrued expenses	$27,700	$28,755

Note 5—Fair-Value Measurements

As of September 30, 2021, and December 31, 2020, all investments were classified as short-term and available-for-sale on the accompanying Condensed Consolidated Balance Sheets. Investment income, which was included as a component of other income, consists of interest earned.

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

Our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	September 30, 2021
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Money-market funds classified as short-term investments	$42,957	$—	$—	$42,957
Money-market funds classified as non-current restricted investments	1,054	—	—	1,054
Total	$44,011	$—	$—	$44,011

	December 31, 2020
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Money-market funds classified as short-term investments	$124,452	$—	$—	$124,452
Money-market funds classified as non-current restricted investments	1,055	—	—	1,055
Total	$125,507	$—	$—	$125,507

Cash held in demand deposit accounts of $7.4 million and $10.5 million is excluded from our fair-value hierarchy disclosure as of September 30, 2021 and December 31, 2020, respectively. There were no unrealized gains or losses associated with our investments as of September 30, 2021 or December 31, 2020. The carrying amounts reported in the accompanying Condensed Consolidated Balance Sheets for receivables, accounts payable, other current monetary assets and liabilities approximate fair value.

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

As of September 30, 2021 and December 31, 2020, no amounts were outstanding under the Line of Credit Agreement.

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

Unsecured convertible senior notes outstanding at September 30, 2021 and December 31, 2020 are as follows:

	Balance as of September 30, 2021
	2023 Notes	2026 Notes	Total

	(In thousands)
Principal amount	$95,000	$225,030	$320,030
Unamortized debt issuance costs	(1,440)	(5,572)	(7,012)
Total unsecured convertible senior notes, net	$93,560	$219,458	$313,018

Fair value of outstanding unsecured convertible senior notes (1)	$102,600	$241,419

Amount by which the unsecured convertible senior notes if-converted value exceeds their principal amount	$7,600	$16,389

	Balance as of December 31, 2020
	2023 Notes	2026 Notes	Total

	(In thousands)
Principal amount	$95,000	$225,030	$320,030
Unamortized discount	(17,101)	(60,544)	(77,645)
Unamortized issuance costs attributable to liability component	(1,481)	(4,616)	(6,097)
Total unsecured convertible senior notes, net	$76,418	$159,870	$236,288

Fair value of outstanding unsecured convertible senior notes (1)	$101,769	$246,779

Amount by which the unsecured convertible senior notes if-converted value exceeds their principal amount	$6,769	$21,749

Equity component	$25,854	$63,544
Unamortized issuance costs	(837)	(1,916)
Net carrying amount of equity component (2)	$25,017	$61,628
(1)	The fair value is classified as Level 3 due to the limited trading activity for the unsecured convertible senior notes.
(2)	Included in the Condensed Consolidated Balance Sheet within additional paid-in capital at December 31, 2020. With the adoption of ASU 2020-06 on January 1, 2021, amounts were reclassified to unsecured convertible senior notes, net.

2023 Unsecured Convertible Senior Notes

On November 15, 2018, we issued $210.0 million in aggregate principal amount of our 6.25% convertible senior notes due 2023 (the “2023 Notes”). The 2023 Notes accrue interest at an annual rate of 6.25% per annum, payable semi-annually in arrears on May 15 and November 15 of each year. As of September 30, 2021, the unamortized debt issuance costs of $1.4 million will be amortized to interest expense at an effective interest rate of 7.02% over the remaining term. The 2023 Notes mature on November 15, 2023 unless earlier purchased, redeemed or converted in accordance with their terms. On August 14, 2020, we issued the 5.25% convertible senior notes due 2026 (the “2026 Notes”) and used approximately $125.6 million of the net proceeds to repurchase $115.0 million principal amount of the 2023 Notes (see “2026 Unsecured Convertible Senior Notes” below).

The 2023 Notes are convertible into cash, shares of our common stock or a combination thereof, as we elect at our sole discretion. The initial conversion rate is 52.0183 shares of our common stock per $1,000 of note principal (equivalent to an initial conversion price of approximately $19.22 per share of common stock), subject to adjustment in certain circumstances. To reduce the dilutive impact or potential cash expenditure associated with the conversion of the 2023 Notes, we entered into a capped call transaction (the “2023 Capped Call”), which covers the number of shares of our common stock underlying the 2023 Notes when our common stock share price is trading between the initial conversion price of $19.22 and $28.84. In connection with the partial repurchase of the 2023 Notes, we entered into a capped call termination contract to unwind a proportionate amount of the 2023 Capped Call. As of September 30, 2021, approximately 4.9 million shares remained outstanding on the 2023 Capped Call.

The following table sets forth total interest expense recognized in connection with the 2023 Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)		(In thousands)
Contractual interest expense	$1,484	$2,363	$4,453	$8,925
Amortization of debt issuance costs	156	156	459	567
Amortization of debt discount	-	1,804	—	6,551
Total	$1,640	$4,323	$4,912	$16,043

2026 Unsecured Convertible Senior Notes

The 2026 Notes are unsecured and accrue interest at an annual rate of 5.25% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. The 2026 Notes mature on February 15, 2026, unless earlier purchased, redeemed or converted in accordance with their terms.

As of September 30, 2021, the unamortized debt issuance costs of $5.6 million will be amortized to interest expense at an effective interest rate of 5.89% over the remaining term.

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

The following table sets forth interest expense recognized related to the 2026 Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)		(In thousands)
Contractual interest expense	$2,954	$1,444	$8,861	$1,444
Amortization of debt issuance costs	277	74	797	74
Amortization of debt discount	—	976	—	976
Total	$3,231	$2,494	$9,658	$2,494

Future minimum payments for the 2023 and 2026 Notes as of September 30, 2021 are as follows:

(In thousands)
2021	$—
2022	—
2023	95,000
2024	—
2025	—
2026	225,030
Total future minimum payments under the convertible senior notes	$320,030

Note 8—Leases

We have an operating lease for our office and laboratory facilities with an initial term that ends in 2027 with two options to extend the lease term by five years. We carry various finance leases for laboratory equipment.

Supplemental lease information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(In thousands)		(In thousands)
Lease cost
Operating lease cost	$1,961	$1,480	$5,528	$4,540
Finance lease cost:
Amortization	243	336	854	1,039
Interest	40	79	127	224
Variable lease cost	863	648	2,667	1,715
Sublease income	(447)	(327)	(1,288)	(929)
Net lease cost	$2,660	$2,216	$7,888	$6,589

Cash paid for amounts included in the measurement of lease liabilities is as follows:

	Nine Months Ended
	September 30,
	2021	2020

	(In thousands)
Cash payments for operating leases	$7,348	$6,490
Cash payments for financing leases	$896	$1,113

Note 9—Commitments and Contingencies

Development Milestones and Product Royalties

We have licensed a variety of intellectual property from third parties that we are currently developing or may develop in the future. These licenses may require milestone payments in connection with clinical development or commercial milestones as well as low single to low double-digit royalties on the net income or net sales of the product. For the three and nine months ended September 30, 2021 and 2020, development milestones were insignificant. We do not owe any royalties on OMIDRIA. Should narsoplimab be approved for HSCT-TMA in the U.S., we would be obligated to pay approval milestones of $1.7 million and low single-digit royalties on net sales of the product.

Note 10—Shareholders’ Deficit

Common Stock and Warrants

On March 1, 2021, we entered into a sales agreement to sell shares of our common stock having an aggregate offering price of up to $150.0 million, from time to time, through an “at the market” equity offering program. As of September 30, 2021, we have not sold any shares under this program.

In March 2021, a cashless exercise was executed for 43,115 warrants, resulting in the issuance of 24,901 shares of our common stock. As of September 30, 2021, 200,000 warrants remained outstanding with an exercise price of $23.00 per share. The warrants expire on April 12, 2023.

In conjunction with the issuance of our 2026 Notes, on August 14, 2020, we sold 6.9 million shares of our common stock at a public offering price of $14.50 per share. After deducting underwriter discounts and offering expenses, we received net proceeds from the transaction of $93.7 million.

Amendment of 2017 Omnibus Incentive Compensation Plan (the “Plan”)

At the June 11, 2021 annual meeting, shareholders approved the increase of the number of shares of common stock authorized for issuance under the Plan by 4,000,000, to bring the total number of shares of common stock authorized for issuance under the plan to 12,600,000.

Interim Condensed Consolidated Statements of Shareholders’ Deficit

The changes in interim balances of the components of our shareholders’ deficit are as follows:

		Additional
	Common	Paid-In	Accumulated
	Stock	Capital	Deficit	Total

	(In thousands)
Balance January 1, 2021	$616	$751,304	$(872,672)	$(120,752)
Exercise of stock options and warrants	6	6,327	—	6,333
At the market offering costs	—	(241)	—	(241)
Cumulative effect of adopting ASU 2020-06	—	(70,779)	(4,697)	(75,476)
Stock-based compensation expense	—	3,271	—	3,271
Net loss	—	—	(35,090)	(35,090)
Balance March 31, 2021	622	689,882	(912,459)	(221,955)
Exercise of stock options	2	1,133	—	1,135
Stock-based compensation expense	—	3,117	—	3,117
Net loss	—	—	(28,593)	(28,593)
Balance June 30, 2021	624	694,132	(941,052)	(246,296)
Exercise of stock options	1	607	—	608
Stock-based compensation expense	—	5,694	—	5,694
Net loss	—	—	(22,703)	(22,703)
Balance September 30, 2021	$625	$700,433	$(963,755)	$(262,697)

		Additional
	Common	Paid-In	Accumulated
	Stock	Capital	Deficit	Total

	(In thousands)
Balance January 1, 2020	$542	$625,048	$(734,611)	$(109,021)
Exercise of stock options	3	2,709	—	2,712
Stock-based compensation expense	—	3,476	—	3,476
Net loss	—	—	(29,031)	(29,031)
Balance March 31, 2020	545	631,233	(763,642)	(131,864)
Exercise of stock options	—	66	—	66
Stock-based compensation expense	—	3,822	—	3,822
Net loss	—	—	(33,294)	(33,294)
Balance June 30, 2020	545	635,121	(796,936)	(161,270)
Issuance of common stock in direct offering, net of offering costs	69	93,606	—	93,675
Exercise of stock options	2	2,198	—	2,200
Stock-based compensation expense	—	3,824	—	3,824
Equity component of 2026 Notes, net of issuance costs	—	61,628	—	61,628
Purchases of 2026 Capped Calls	—	(23,223)	—	(23,223)
Equity component of early extinguishment of 2023 Notes	—	(22,073)	—	(22,073)
Termination of the 2023 Capped Call contracts related to debt repurchased	—	8,387	—	8,387
Tax benefit related to issuance of 2026 Notes, net of extinguishment	—	(12,011)	—	(12,011)
Net loss	—	—	(38,463)	(38,463)
Balance September 30, 2020	$616	$747,457	$(835,399)	$(87,326)

Note 11—Stock-Based Compensation

Our stock option plans provide for the grant of incentive and non-qualified stock options, restricted stock awards, warrants and other stock awards to employees, non-employee directors and consultants.

Stock-based compensation expense is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(In thousands)
Research and development	$2,477	$1,636	$5,367	$4,714
Selling, general and administrative	3,217	2,188	6,715	6,408
Total	$5,694	$3,824	$12,082	$11,122

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were applied to all stock option grants:

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
Estimated weighted-average fair value	$10.30	$10.62
Weighted-average assumptions:
Expected volatility	81%	81%
Expected life, in years	6.0	6.0
Risk-free interest rate	0.99%	0.97%
Expected dividend yield	—%	—%

Stock option activity for all stock plans and related information is as follows:

		Weighted-
		Average		Aggregate
		Exercise	Remaining	Intrinsic
	Options	Price per	Contractual Life	Value
	Outstanding	Share	(In years)	(In thousands)
Balance at December 31, 2020	11,938,528	$11.92
Granted	2,493,450	15.44
Exercised	(846,136)	9.54
Forfeited	(348,258)	14.97
Balance at September 30, 2021	13,237,584	$12.66	6.0	$23,004
Vested and expected to vest at September 30, 2021	12,792,270	$12.60	5.9	$22,765
Exercisable at September 30, 2021	9,146,070	$11.92	4.7	$20,786

As of September 30, 2021, there were 4.1 million unvested options outstanding that will vest over a weighted-average period of 2.7 years. The total estimated compensation expense yet to be recognized on outstanding options is $33.6 million.

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

Our drug product OMIDRIA® is marketed in the United States for use during cataract surgery or intraocular lens replacement for adult and pediatric patients. On October 18, 2021, we announced the receipt of a Complete Response Letter (“CRL”) from the U.S. Food and Drug Administration (“FDA”) regarding the biologics license application (“BLA”) for our drug candidate narsoplimab for treatment of hematopoietic stem cell transplant-associated thrombotic microangiopathy (“HSCT-TMA”). Our BLA remains pending and we are engaged in discussions with FDA regarding the CRL and the path to approval of narsoplimab in HSCT-TMA. We also have multiple late-stage clinical development programs in our pipeline, which are focused on complement-mediated disorders, including immunoglobulin A (“IgA”) nephropathy, atypical hemolytic uremic syndrome (“aHUS”) and COVID-19. We have also initiated a Phase 1 clinical program for our MASP-3 inhibitor OMS906 targeting the alternative pathway of complement and have successfully completed a Phase 1 study in our phosphodiesterase 7 (“PDE7”) program focused on addiction. In addition, we have a diverse group of preclinical programs including GPR174, a novel target in immuno-oncology that modulates a new cancer immunity axis that we discovered. Small-molecule and antibody inhibitors of GPR174 are part of our proprietary G protein-coupled receptor (“GPCR”) platform through which we control 54 GPCR drug targets and their corresponding compounds. We also have a proprietary-asset-enabled antibody-generating technology. We have retained control of all commercial rights for OMIDRIA and each of our product candidates and programs.

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

The pandemic has also resulted in delays or disruptions in our clinical and preclinical activities. It is not possible to estimate precisely the future impact of the COVID-19 pandemic on our business, operations or financial results due to the unknown magnitude, duration and outcome of the pandemic, especially in light of the severity and transmissibility of virus variants and possible governmental responses across the U.S.

Commercial Product - OMIDRIA® (phenylephrine and ketorolac intraocular solution) 1%/0.3%

OMIDRIA is approved by FDA for use during cataract surgery or intraocular lens replacement to maintain pupil size by preventing intraoperative miosis (pupil constriction) and to reduce postoperative ocular pain. Outside the U.S., we maintain authorization from the European Commission (“EC”) to market OMIDRIA in the European Economic Area (“EEA”) for use in adults during cataract surgery and other IOL replacement procedures for maintenance of intraoperative mydriasis (pupil dilation), prevention of intraoperative miosis and reduction of acute postoperative ocular pain. Sales of OMIDRIA within the EEA or other international territories have not been significant.

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

We sell OMIDRIA primarily through wholesalers which, in turn, sell to ASCs and hospitals. The Centers for Medicare & Medicaid Services (“CMS”), the federal agency responsible for administering the Medicare program, granted transitional pass-through reimbursement status for OMIDRIA from January 1, 2015 through December 31, 2017. Pass-through status allows for separate payment (i.e., outside the packaged payment rate for the surgical procedure) under Medicare Part B. In March 2018, Congress extended pass-through reimbursement status for OMIDRIA through September 30, 2020 when used during procedures performed on Medicare Part B fee-for-service patients. Pass-through reimbursement for OMIDRIA under Medicare Part B expired on October 1, 2020. In December 2020, in its calendar year 2021 Outpatient Prospective Payments System (“OPPS”) and ASC Payments System final rule, CMS determined that, under its policy applicable to certain non-opioid pain management surgical drugs, OMIDRIA qualifies for separate payment when used on Medicare Part B patients in the ASC setting. CMS’ policy of separately reimbursing non-opioid pain management surgical drugs was first adopted in 2019 and became applicable to OMIDRIA upon the expiration of the drug’s pass-through reimbursement on October 1, 2020. In November 2021, CMS issued its final OPPS and ASC Payments Systems rule for calendar year 2022. The 2022 final rule reconfirmed CMS’ policy regarding non-opioid pain management surgical drugs and states that OMIDRIA will continue to receive separate payment when used on Medicare Part B patients in the ASC setting.

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

In October 2020, we reported final clinical data from our pivotal trial of narsoplimab in HSCT-TMA, a frequently lethal complication of HSCT. In November 2020, we completed the rolling submission of our BLA for narsoplimab for the treatment of HSCT-TMA, and FDA accepted the BLA for filing in January 2021 under its Priority Review program. In October 2021, we received a complete response letter (“CRL”) from FDA regarding the BLA. FDA expressed difficulty in estimating the treatment effect of narsoplimab in HSCT-TMA and asserted that additional information will be needed to support regulatory approval. We intend to request a Type A meeting with FDA to discuss the CRL and determine the most expeditious path forward for the approval of narsoplimab in the treatment of HSCT-TMA.

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

drug designation for the treatment of HSCT-TMA. In the EU, narsoplimab has been granted designation as an orphan medicinal product for treatment in hematopoietic stem cell transplantation.
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

In the EU, the EMA has confirmed narsoplimab’s eligibility for EMA’s centralized review of a single marketing authorization application (“MAA”) that, if approved, would authorize the product to be marketed in all EU member states and EEA countries. We are targeting to complete our MAA submission in early 2022.

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

The Phase 3 clinical program in patients with aHUS, in which patient recruitment is ongoing, consists of one Phase 3 clinical trial – a single-arm (i.e., no control arm), open-label trial in patients with newly diagnosed or ongoing aHUS. This trial is targeting approximately 40 patients for full approval in the EU and accelerated approval in the U.S. and, as required by FDA, approximately 80 total patients for full approval in the U.S. The trial includes multiple sites in the U.S., Asia and Europe; however, enrollment has been slow in part due to prioritizing the use of resources within our narsoplimab programs on HSCT-TMA, COVID-19 and IgA nephropathy.

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

Following treatment of the initial six patients under the compassionate use program in Italy, we continued compassionate-use treatment in the U.S. and have provided treatment for an additional ten critically ill COVID-19 patients in Italy. Prior to receiving narsoplimab, all of the patients in this second cohort were severely ill, mechanically ventilated, had multiple comorbidities, and had failed other therapies, including anti-virals, targeted anti-inflammatory therapeutics, convalescent plasma and steroids. Following treatment with narsoplimab, the laboratory improvements and clinical outcomes of these patients were similar to those seen in the initial cohort of Bergamo patients.

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

In September 2020 we began enrollment and dosing in a placebo-controlled, double-blind, single-ascending-dose and multiple-ascending-dose Phase 1 clinical trial to evaluate the safety, tolerability, pharmacodynamics and pharmacokinetics of OMS906. We have dosed subjects across all dosing cohorts in the single-ascending dose study and reported preliminary data from the Phase 1 trial in June 2021. OMS906 has been well tolerated at all doses tested and preliminary human pharmacokinetic and pharmacodynamic are consistent with once-monthly subcutaneous dosing and recent data show high level suppression of alternative pathway activity. We have determined to forego the multiple-ascending dose portion of our Phase 1 trial in healthy subjects and plan to move directly into patients with paroxysmal nocturnal hematuria, or PNH, who have an unsatisfactory response to the C5 inhibitor ravulizumab. We expect that this will accelerate our overall clinical development program for OMS906 in PNH.

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

Financial Summary

We recognized net losses of $22.7 million and $38.5 million for the three months ended September 30, 2021 and 2020, respectively, and our OMIDRIA net revenues were $30.0 million and $26.1 million for the same periods. As of September 30, 2021, we had $50.4 million in cash and cash equivalents and short-term investments available for general corporate use and $33.9 million in accounts receivable, net.

*	Fiscal quarters with significantly reduced cataract procedures due to the COVID-19 pandemic
**	Pass-through reimbursement expired on October 1, 2020. In December 2020, separate payment was confirmed for OMIDRIA, effective retroactively as of October 1, 2020.

Pass-through reimbursement for OMIDRIA under Medicare Part B expired on October 1, 2020, which negatively affected our net revenues for the period September 2020 through the first quarter of 2021. In December 2020, CMS determined that OMIDRIA qualifies for separate payment when used on Medicare Part B patients in ASCs under its policy of separately reimbursing non-opioid pain management surgical drugs. In November 2021, CMS issued its final OPPS and ASC Payments Systems rule for calendar year 2022.  The 2022 final rule reconfirmed CMS’ policy regarding non-opioid pain management surgical drugs and states that OMIDRIA will continue to receive separate payment when used on Medicare Part B patients in the ASC setting.

We expect our net losses will continue until such time as we derive sufficient revenues from sales of OMIDRIA and/or other sources, such as licensing, product sales and other revenues from our product candidates, that are sufficient to cover our operating expenses and debt service obligations.

Results of Operations

Revenue

Our revenue consists of OMIDRIA product sales to ASCs and hospitals in the U.S. Our product sales, net are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(In thousands)
Product sales, net	$30,004	$26,114	$79,889	$63,181

During the three months and nine months ended September 30, 2021, OMIDRIA net revenue was $30.0 million and $79.9 million as compared to $26.1 million and $63.2 million for the three months and nine months ended September 30, 2020. The $3.9 million increase in revenue during the three-months ended September 30, 2021 compared to the same period in the prior year was due to the change in status of OMIDRIA reimbursement under Medicare Part B following expiration of the pass-through extension period for OMIDRIA. Specifically, on October 1, 2020, OMIDRIA lost separate payment and this negatively affected our revenues for the three months ended September 30, 2020 as customers significantly reduced their purchases late in the third quarter. In December 2020, separate payment for OMIDRIA was reinstated for cataract procedures performed in the ASC setting.

The increase in revenue for the nine months ended September 30, 2021 compared to the prior year period is due to separate payment for OMIDRIA being available under Medicare Part B throughout the current year whereas in the prior year customers reduced purchases late in the third quarter due to the impending loss of Medicare Part B reimbursement on October 1, 2020. Additionally, during the current year period, we did not experience a shut-down of elective surgical procedures due to the COVID-19 pandemic, which occurred during the first two quarters of 2020.

Gross-to-Net Deductions

We record OMIDRIA product sales net of estimated chargebacks, rebates, distribution fees and product returns. These deductions are generally referred to as gross-to-net deductions. Our total gross-to-net provision for the three and nine months ended September 30, 2021 was 29.3% and 29.7% of gross OMIDRIA product sales, respectively. This compares to 46.8% and 36.6% for the three and nine months ended September 30, 2020, respectively. The decrease in gross-to-net deductions as a percentage of sales in 2021 compared to 2020 is largely due to the OMIDRIA return provision recorded in the third quarter of 2020 related to the temporary loss of OMIDRIA separate payment on October 1, 2020.

A summary of our gross-to-net related accruals for the nine months ended September 30, 2021 is as follows:

		Distribution
		Fees and
		Product
	Chargebacks	Return
	and Rebates	Allowances	Total

	(In thousands)
Balance as of December 31, 2020	$3,740	$948	$4,688
Provisions	29,523	4,178	33,701
Payments	(25,335)	(3,427)	(28,762)
Balance as of September 30, 2021	$7,928	$1,699	$9,627

Chargebacks and Rebates

We record a provision for estimated chargebacks and rebates at the time we recognize OMIDRIA product sales revenue and reduce the accrual when payments are made or credits are granted. Our chargebacks are related to a pharmaceutical pricing agreement, a federal supply schedule agreement, a Medicaid drug rebate agreement and an upfront discount to our ASC and hospital customers. We also record a provision for our OMIDRIAssure patient assistance and reimbursement program and for rebates under our purchase volume-discount programs.

Distribution Fees and Product Return Allowances

We pay our wholesalers a distribution fee for services they perform for us based on the dollar value of their purchases of OMIDRIA. We record a provision for these charges as a reduction to revenue at the time of sale to the wholesaler and make payments to our wholesalers based on contractual terms.

We allow for the return of product up to 12 months past its expiration date or for product that is damaged or not used by our customers. We record a provision for returns upon sale of OMIDRIA to our wholesaler. When a return or claim is received, we issue a credit memo to the wholesaler against its outstanding receivable to us or we reimburse the ASC or hospital customer.

Research and Development Expenses

Our research and development expenses can be divided into three categories: direct external expenses, which include clinical research and development, preclinical research and development activities; internal, overhead and other expenses; and stock-based compensation expense. The following table illustrates our expenses associated with these activities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(In thousands)
Direct external expenses:
Clinical research and development:
MASP-2 program - OMS721 (narsoplimab)	$10,056	$10,624	$36,652	$33,559
MASP-3 program - OMS906	1,582	6,172	4,743	6,172
OMIDRIA - Ophthalmology	983	206	2,168	1,090
PDE7 - OMS527	200	134	463	1,730
Total clinical research and development	12,821	17,136	44,026	42,551
Preclinical research and development	1,998	2,012	10,091	8,846
Total direct external expenses	14,819	19,148	54,117	51,397
Internal overhead and other expenses	9,767	10,532	31,874	28,248
Stock-based compensation expense	2,477	1,636	5,367	4,714
Total research and development expenses	$27,063	$31,316	$91,358	$84,359

Clinical research and development expenses decreased $4.3 million for the three months ended September 30, 2021 compared to the same period in 2020 as the prior year included a $5.0 million license fee related to OMS906. This decrease was partially offset by a $0.7 million increase in OMIDRIA costs related to establishing a second drug product manufacturing site. Clinical research and development expenses for the nine months ended September 30, 2021 compared to the same period in 2020 increased $1.5 million due to higher costs associated with narsoplimab manufacturing and medical affairs. In addition, OMS906 expenses were included in preclinical research and development costs until the third quarter of 2020 when we initiated a Phase 1 clinical trial.

Preclinical research and development expenses were similar for the three months ended September 30, 2021 and the same period in 2020. The $1.2 million increase in preclinical research and development expenses for the nine months ended September 30, 2021 as compared to the same period in 2020 reflect increased manufacturing costs related to our OMS1029 program, partially offset by the migration of OMS906 program expenses in the third quarter of 2020 to clinical research and development following initiation of a Phase 1 clinical trial.

Internal overhead and other expenses increased for the nine months ended September 30, 2021 compared to the same period in 2020 due to additional employee-related costs and additional leased laboratory facilities to support our research and development activities.

The increases in stock-based compensation for the three and nine months ended September 30, 2021 compared to the prior year period are due to the increase in the overall number of employees between the periods and the timing of annual stock option grants to employees.

We expect overall research and development costs will remain relatively unchanged in the fourth quarter of 2021 compared to the third quarter of 2021.

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

Selling, General and Administrative Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(In thousands)
Selling, general and administrative expenses, excluding stock-based compensation expense	$17,644	$17,637	$53,759	$48,384
Stock-based compensation expense	3,217	2,188	6,715	6,408
Total selling, general and administrative expenses	$20,861	$19,825	$60,474	$54,792

Total selling, general and administrative expenses increased by $1.0 million for the three months ended September 30, 2021 compared to the prior period primarily due to the timing of annual stock option grants to employees. Total selling, general and administrative expenses increased $5.7 million for the nine months ended September 30, 2021 compared to the prior year period due to increased marketing activities and employee-related costs in preparation for the anticipated U.S. commercial launch of narsoplimab.

We expect that our selling, general and administrative expenses will be similar during the fourth quarter of 2021 as compared to the third quarter of 2021.

Interest Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(In thousands)
Interest expense	$4,911	$6,882	$14,719	$18,763

Interest expense is comprised of contractual interest and amortization of debt issuance and debt discount related to our 2023 and 2026 Notes as well as interest on our finance leases. Interest expense decreased $2.0 million and $4.0 million for the three and nine months ended September 30, 2021 compared to the same periods in the prior year due to the January 1, 2021 adoption of ASU 2020-06, which eliminated the amortization of the non-cash debt discount on the 2023 and 2026 Notes. This decrease was partially offset by the increase in interest related to our 2026 Notes, which were issued in August and September 2020 (for more information, see “Note 7—Unsecured Convertible Senior Notes”).

Loss on Early Extinguishment of Debt

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(In thousands)		(In thousands)
Loss on early extinguishment of debt	$—	$(13,374)	$—	$(13,374)

In August 2020, we repurchased $115.0 million of the previously outstanding 2023 Notes. We recorded a $13.4 million loss on early extinguishment of debt related to the unamortized discount and issuance costs related to the repurchased 2023 Notes in the three and nine months ended September 30, 2020.

Income Tax Benefit

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(In thousands)
Income tax benefit	$—	$7,854	$—	$7,854

In August 2020, we issued the 2026 Notes which created an income tax benefit of $7.9 million.

Financial Condition - Liquidity and Capital Resources

As of September 30, 2021, we had cash, cash equivalents and short-term investments of $50.4 million and an accounts receivable-based line of credit that allows us to borrow up to the lesser of $50.0 million or 85% of our accounts receivable borrowing base, less certain reserves. For the nine months ended September 30, 2021, we incurred losses from operations of $72.9 million, including non-cash charges of $14.4 million. For the three months ended September 30, 2021, we incurred losses from operations of $18.3 million, including non-cash charges of $6.4 million. Cash used in operating activities was $91.5 million for the nine months ended September 30, 2021. We will continue to incur losses from operating activities until our revenues exceed operating costs and debt service obligations.

We are unable to include in the determination regarding our prospects as a going concern amounts available under our accounts receivable-based line of credit or any proceeds from debt transactions or other financing instruments despite our successful track record in accessing capital through these avenues. We also have not included any potential partnerships related to our products or product candidates. The conditions described above, when evaluated within the constraints of the accounting literature, raise substantial doubt with respect to our ability to meet our obligations through November 9, 2022 and, therefore, to continue as a going concern.

We plan to continue to fund our operations for the next twelve months with our cash and investments, from sales of OMIDRIA and potentially from sales of narsoplimab for HSCT-TMA, if FDA approval is granted within that timeframe. In addition, we may utilize funds available under our line of credit which matures August 2, 2022. As of September 30, 2021, the amount available under our line of credit was approximately $30.0 million. Should it be necessary or determined to be strategically advantageous, we could pursue debt financings as well as public and private offerings of our equity securities, similar to those we have previously completed, or other strategic transactions, which may include licensing a portion of our existing technology. In this regard, in March 2021 we entered into a sales agreement to sell shares of our common stock, from time to time, in an “at the market” equity offering facility through which we may offer and sell shares of our common stock having an aggregate amount of up to $150.0 million. In addition, should it be necessary to manage our operating expenses, we would reduce our projected cash requirements by delaying clinical trials, reducing selected research and development efforts, or implementing other restructuring activities.

Cash Flow Data

	Nine Months Ended September 30,
	2021	2020

	(In thousands)
Selected cash flow data
Cash provided by (used in):
Operating activities	$(91,507)	$(81,679)
Investing activities	$81,292	$(75,027)
Financing activities	$7,129	$174,697

Operating Activities. Net cash used in operating activities for the nine months ended September 30, 2021 increased by $9.8 million as compared to the same period in 2020. The net increase is primarily due to a $27.9 million increase in accounts receivable due to the reinstatement of OMIDRIA separate payment by CMS in December 2020 following expiration of the pass-through extension and temporary loss of separate payment on October 1, 2020. We are also seeing the impact of net loss adjusted for non-cash charges of $12.5 million due to the adoption of ASU 2020-06, Debt—Debt with Conversion Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) and prior year effects related to the repurchase of the 2023 Notes and the issuance of the 2026 Notes. These uses of cash are partially offset by a $13.5 million increase in accounts payable and accrued expenses as well as a $1.6 million decrease in prepaid expenses.

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

Net cash provided by investing activities during the nine months ended September 30, 2021 was $81.3 million compared to a $75.0 million use of cash for the same period in the preceding year. The $156.3 million change between years is primarily due to purchasing short-term investments with the net proceeds from 2020 debt and equity financing activities. In both years, sales of investments were used to fund operating activities.

Financing Activities. Net cash provided by financing activities during the nine months ended September 30, 2021 was $7.1 million, a decrease of $167.6 million compared to the same period in 2020. The decrease from the prior year period was primarily due to receiving net cash proceeds of $218.2 million in August 2020 from the issuance of our 2026 Notes and $7.5 million from the termination of the 2023 Capped Call contract offset by $125.6 million to repurchase a portion of our 2023 Notes and $23.2 million to purchase the 2026 Capped Call. In conjunction with the issuance of the 2026 Notes, we sold 6.9 million shares of our common stock in a public offering and received net proceeds of $93.7 million.

At the Market Sales Agreement. On March 1, 2021, we entered into a sales agreement to sell shares of our common stock, from time to time and having an aggregate offering price of up to $150.0 million, through an “at the market” equity offering program. As of September 30, 2021, we have not sold any shares under this agreement.

Line of Credit Agreement. Our Line of Credit Agreement with Silicon Valley Bank provides for a $50.0 million revolving line of credit facility. Under the Line of Credit Agreement, we may draw, on a revolving basis, up to the lesser of $50.0 million or 85.0% of our eligible accounts receivable, less certain reserves. The Line of Credit Agreement is secured by all of our assets, excluding intellectual property and development program inventories, and matures on August 2, 2022. As of September 30, 2021, we had no outstanding borrowings under the Line of Credit Agreement, and we were in compliance with all covenants in all material respects.

Contractual Obligations and Commitments

Our future minimum contractual commitments and obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2020. Other than the following, our future minimum contractual obligations and commitments have not changed materially from the amounts previously reported.

Lease Agreements

Our lease for our office and laboratory space ends in November 2027. We have two five-year options to extend the lease term. As of September 30, 2021, the remaining aggregate non-cancelable rent payable under the initial term of the lease, excluding common area maintenance and related operating expenses, is $51.3 million.

Goods and Services

We have certain other non-cancelable obligations under various agreements that relate to goods and services. As of September 30, 2021, our aggregate firm commitments were $34.8 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily confined to our investment securities. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in high-credit-quality securities. As of September 30, 2021, we had cash, cash equivalents and short-term investments of $50.4 million. In accordance with our investment policy, we invest funds in highly liquid, investment-grade securities. These securities in our investment portfolio are not leveraged and are classified as available-for-sale. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a materially negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates and, with our current portfolio of short-term investments, we are not exposed to potential loss due to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2021. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1†	Master Service Agreement dated July 28, 2019, as amended, between Omeros Corporation and Lonza Biologics Tuas Pte Ltd.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Link base Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.1	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)

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

OMEROS CORPORATION

Dated: November 9, 2021	/s/ Gregory A. Demopulos
Gregory A. Demopulos, M.D.
President, Chief Executive Officer and Chairman of the Board of Directors

Dated: November 9, 2021	/s/ Michael A. Jacobsen
Michael A. Jacobsen
Vice President, Finance, Chief Accounting Officer and Treasurer