Form 10-K
period 2021-12-31
OMEROS CORP
filed 2022-03-01
CIK 1285819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ◻    No   ⌧

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $886,628,577.

As of February 24, 2022, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 62,726,515.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement with respect to the 2022 Annual Meeting of Shareholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which are subject to the “safe harbor” created by those sections for such statements. Forward-looking statements are based on our management’s beliefs and assumptions and on currently available information. All statements other than statements of historical fact are “forward-looking statements.” Terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” and similar expressions and variations thereof are intended to identify forward-looking statements, but these terms are not the exclusive means of identifying such statements. Examples of these statements include, but are not limited to, statements regarding:

●	our estimates regarding how long our existing cash, cash equivalents, short-term investments and revenues will fund our anticipated operating expenses, capital expenditures and debt service obligations;
●	our expectations related to future milestone and royalty payments potentially payable to us under the terms of the asset purchase agreement under which we divested our former commercial ophthalmology product OMIDRIA® (phenylephrine and ketorolac intraocular solution);
●	our expectations regarding clinical plans and anticipated or potential paths to regulatory approval of narsoplimab by the U.S. Food and Drug Administration (“FDA”) and the European Medicines Agency (“EMA”) in hematopoietic stem cell transplant-associated thrombotic microangiopathy (“HSCT-TMA”), immunoglobulin A (“IgA”) nephropathy, and atypical hemolytic uremic syndrome (“aHUS”);
●	whether and when a marketing authorization application (“MAA”) may be filed with the EMA for narsoplimab in any indication, and whether the EMA will grant approval for narsoplimab in any indication;
●	our plans for the commercial launch of narsoplimab following any regulatory approval and our estimates and expectations regarding coverage and reimbursement for any approved products;
●	our expectation that we will rely on contract manufacturers to manufacture narsoplimab, if approved, for commercial sale and to manufacture our drug candidates for purposes of clinical supply and in anticipation of potential commercialization;
●	our expectations regarding the clinical, therapeutic and competitive benefits and importance of our drug candidates;
●	our ability to design, initiate and/or successfully complete clinical trials and other studies for our drug candidates and our plans and expectations regarding our ongoing or planned clinical trials, including for our lead MASP-2 inhibitor, narsoplimab, and for our other investigational candidates, including OMS527 and OMS906;
●	the severity and duration of the impact of the COVID-19 pandemic on our business, operations, clinical programs and financial results;
●	our plans and expectations regarding development of narsoplimab for the treatment of critically ill COVID-19 patients, including statements regarding the therapeutic potential of narsoplimab for the treatment of COVID-19, discussions with government agencies regarding narsoplimab for the treatment of COVID-19, expectations for the treatment of additional COVID-19 patients in clinical trials or other settings and our expectations for receiving any regulatory approval or authorization from FDA or other regulatory body for narsoplimab in the treatment of COVID-19 patients;

i

●	with respect to our narsoplimab clinical programs, our expectations regarding: whether enrollment in any ongoing or planned clinical trial will proceed as expected; whether we can capitalize on the financial and regulatory incentives provided by orphan drug designations granted by the FDA, the European Commission (“EC”), or the EMA; and whether we can capitalize on the regulatory incentives provided by fast-track or breakthrough therapy designations granted by FDA;
●	our ability to raise additional capital through the capital markets or through one or more corporate partnerships, equity offerings, debt financings, collaborations, licensing arrangements or asset sales;
●	our expectations about the commercial competition that our drug candidates, if commercialized, face or may face;
●	the expected course and costs of existing claims, legal proceedings and administrative actions, our involvement in potential claims, legal proceedings and administrative actions, and the merits, potential outcomes and effects of both existing and potential claims, legal proceedings and administrative actions, as well as regulatory determinations, on our business, prospects, financial condition and results of operations;
●	the extent of protection that our patents provide and that our pending patent applications will provide, if patents are issued from such applications, for our technologies, programs, and drug candidates;
●	the factors on which we base our estimates for accounting purposes and our expectations regarding the effect of changes in accounting guidance or standards on our operating results; and
●	our expected financial position, performance, revenues, growth, costs and expenses, magnitude of net losses and the availability of resources.

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

ii

OMEROS CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2021

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

Overview

Omeros Corporation (“Omeros,” the “Company” or “we”) is an innovative biopharmaceutical company committed to discovering, developing and commercializing small-molecule and protein therapeutics for large-market and orphan indications targeting immunologic diseases, including complement-mediated diseases and cancers related to dysfunction of the immune system, as well as addictive and compulsive disorders.

Our lead drug candidate narsoplimab is the subject of a biologics license application (“BLA”) currently pending before the U.S. Food and Drug Administration (“FDA”) for the treatment of hematopoietic stem cell transplant-associated thrombotic microangiopathy (“HSCT-TMA”). On October 18, 2021, we announced the receipt of a Complete Response Letter (“CRL”) from FDA regarding the BLA. In the CRL, FDA expressed difficulty in estimating the treatment effect of narsoplimab in HSCT-TMA and asserted that additional information will be needed to support regulatory approval. In February 2022, we had a Type A meeting with FDA to discuss the CRL, including each of the review issues that FDA identified as presenting difficulties interpreting the treatment response in the pivotal trial. We are currently awaiting FDA’s response to our rebuttals to each of those review issues. We continue to believe that our BLA, as submitted, merits approval and that the data meet or exceed the threshold for substantial evidence of effectiveness.

We also have multiple Phase 3 and Phase 2 clinical-stage development programs in progress with narsoplimab, which are focused on: complement-mediated disorders, including immunoglobulin A (“IgA”) nephropathy, atypical hemolytic uremic syndrome (“aHUS”) and COVID-19. We are also initiating a Phase 1b clinical program in paroxysmal nocturnal hemoglobinuria (“PNH”) for our MASP-3 inhibitor OMS906 targeting the alternative pathway of complement and have successfully completed a Phase 1 study in our phosphodiesterase 7 (“PDE7”) program focused on addiction. In addition, we have a diverse group of preclinical programs, including GPR174, a novel target in immuno-oncology that modulates a new cancer immunity axis that we discovered. Small-molecule and antibody inhibitors of GPR174 are part of our proprietary G protein-coupled receptor (“GPCR”) platform through which we control 54 GPCR drug targets and their corresponding compounds.

We previously developed and commercialized OMIDRIA® (phenylephrine and ketorolac intraocular solution) 1%/0.3%, which is approved by FDA for use during cataract surgery or intraocular lens (“IOL”) replacement to maintain pupil size by preventing intraoperative miosis (pupil constriction) and to reduce postoperative ocular pain. We marketed OMIDRIA in the United States (“U.S.”) from the time of its commercial launch in 2015 until December 2021.

On December 23, 2021, we completed the sale of OMIDRIA and certain related assets and liabilities to Rayner Surgical Inc. (“Rayner”) pursuant to an Asset Purchase Agreement, dated December 1, 2021 (the “Asset Purchase Agreement”). We received approximately $126.0 million in cash at the closing and we will receive a royalty of 50% of the net revenue, as defined in the Asset Purchase Agreement, from sales of OMIDRIA in the U.S. between the closing date and the earlier of January 1, 2025 or the payment of the $200.0 million milestone described below. After such date, we will receive a royalty of 30% of the net revenue from sales of OMIDRIA in the U.S. until the expiration or termination of the last issued and unexpired patent with respect to OMIDRIA in the U.S. The U.S. base royalty rate is subject to a reduction down to 10% upon the occurrence of certain events described in the Asset Purchase Agreement, including during any specific period in which OMIDRIA is no longer eligible for separate payment (i.e., outside the packaged payment rate for the surgical procedure) under Medicare Part B. We will also will receive a royalty of 15% of the net revenue from sales of OMIDRIA outside the U.S. on a country-by-country basis between the closing date and the expiration or termination of the last issued and unexpired patent with respect to OMIDRIA in such country. In addition, we will receive a $200.0 million milestone payment if, prior to January 1, 2025, separate payment for OMIDRIA is secured under Medicare Part B for a continuous period of at least four years.

We launched OMIDRIA in the U.S. in the second quarter of 2015 and sold OMIDRIA primarily through wholesalers which, in turn, sold to Ambulatory Surgical Centers (“ASC”) and hospitals. The Centers for Medicare & Medicaid Services (“CMS”), the federal agency responsible for administering the Medicare program, granted transitional pass-through reimbursement status for OMIDRIA from January 1, 2015 through December 31, 2017. In March 2018, Congress extended pass-through reimbursement status for OMIDRIA through September 30, 2020 when used during procedures performed on Medicare Part B fee-for-service patients. Pass-through reimbursement for OMIDRIA under Medicare Part B expired on October 1, 2020. In December 2020, in its calendar year 2021 Outpatient Prospective Payments System (“OPPS”) and ASC Payments System final rule, CMS determined that, under its policy applicable to certain non-opioid pain management surgical drugs, OMIDRIA qualifies for separate payment when used on Medicare Part B patients in the ASC setting. CMS’ policy of separately reimbursing non-opioid pain management surgical drugs was first adopted in 2019 and became applicable to OMIDRIA upon the expiration of the drug’s pass-through reimbursement on October 1, 2020. In November 2021, CMS issued its final OPPS and ASC Payments Systems rule for calendar year 2022 which reconfirmed CMS’ policy regarding non-opioid pain management surgical drugs and states that OMIDRIA will continue to receive separate payment when used on Medicare Part B patients in the ASC setting.

Our Drug Candidates and Development Programs

Our clinical drug candidates consist of the following:

Drug Candidate/Program	Targeted Disease(s)	Development Status	Next Expected Milestone	Worldwide Rights
Clinical
Narsoplimab (OMS721/MASP-2) - Lectin Pathway Disorders	Hematopoietic Stem-Cell Transplant-Associated Thrombotic Microangiopathy (HSCT-TMA)	Pivotal Trial Complete; CRL received; BLA pending before FDA	BLA resubmission	Omeros (In-licensed)
Narsoplimab (OMS721/MASP-2) - Lectin Pathway Disorders	Immunoglobulin A Nephropathy (IgAN)	Phase 3	Complete Phase 3 patient enrollment and perform 36-week assessment of proteinuria	Omeros (In-licensed)
Narsoplimab (OMS721/MASP-2) - Lectin Pathway Disorders	Atypical Hemolytic Uremic Syndrome (aHUS)	Phase 3	Complete Phase 3 patient enrollment	Omeros (In-licensed)
Narsoplimab (OMS721/MASP-2)	Severe COVID-19 requiring mechanical ventilation	Phase 2	Read out data from platform clinical trial	Omeros (In-licensed)
PDE7 (OMS527)	Addictions and compulsive disorders; movement disorders	Phase 1	Initiate Phase 2 clinical program pending availability of resources	Omeros (Compounds In-licensed)
MASP-3 (OMS906) - Alternative Pathway Disorders	Paroxysmal Nocturnal Hemoglobinuria (PNH) and other alternative pathway disorders	Phase 1	Initiate Phase 1b clinical trial in PNH patients with suboptimal response to the C5 inhibitor ravulizumab	Omeros
PPARγ (OMS405) - Addiction	Opioid and nicotine addiction	Phase 2	Evaluate data from investigator-sponsored trial in patients with cocaine use disorder	Omeros

Our pipeline of development programs consists of the following:

Drug Candidate/Program	Targeted Disease(s)	Development Status	Next Expected Milestone	Worldwide Rights
Preclinical / Platform
MASP-2 - Small- Molecule Inhibitors	aHUS, IgAN, HSCT-TMA and age-related macular degeneration	Preclinical	Identify drug development candidate for clinical trials	Omeros (In-licensed)
MASP-2 – Second Generation Antibody	Long-acting second generation antibody targeting lectin pathway disorders	Preclinical/Phase 1	CTA submission	Omeros
MASP-3 - Small- Molecule Inhibitors	PNH and other alternative pathway disorders	Preclinical	Identify drug development candidate for clinical trials	Omeros
GPR174 Inhibitors and Related Therapeutics	Wide range of cancers	Preclinical	Identify drug development candidate for clinical trials	Omeros
Chimeric Antigen Receptor (CAR) T-Cell and Adoptive T-Cell Therapies	Wide range of cancers	Preclinical	Scale up and clinical trial initiation	Omeros
> 50 other GPCR targets	Immunologic, Immuno-oncologic, metabolic, CNS, cardiovascular, musculoskeletal & other disorders	Preclinical	Identify drug development candidate for clinical trials

MASP Inhibitor Clinical Programs

MASP-2 Program - Narsoplimab (OMS721) - Lectin Pathway Disorders

Overview. Mannan-binding lectin-associated serine protease-2 (“MASP-2”), is a novel pro-inflammatory protein target involved in activation of the complement system, which is an important component of the immune system. The complement system plays a role in the body’s inflammatory response and becomes activated as a result of tissue damage or trauma or microbial pathogen invasion. Inappropriate or uncontrolled activation of the complement system can cause diseases characterized by serious tissue injury. Three main pathways can activate the complement system: classical, lectin, and alternative. MASP-2 is recognized as the effector enzyme of the lectin pathway and is required for the function of this pathway. Importantly, inhibition of MASP-2 has been demonstrated not to interfere with the antibody-dependent classical complement activation pathway, a critical component of the acquired immune response to infection.

Our proprietary, patented lead human monoclonal antibody targeting MASP-2, which we have referred to as OMS721, has been assigned the nonproprietary name narsoplimab. The current development focus for narsoplimab is diseases in which the lectin pathway has been shown to contribute to significant tissue injury and pathology. When not treated, these diseases are typically characterized by significant end-organ damage, such as kidney or central nervous system injury. We have completed our pivotal clinical trial for narsoplimab in HSCT-TMA and Phase 3 clinical programs are in process for narsoplimab in IgA nephropathy and aHUS. Narsoplimab is also being evaluated for treatment of COVID-19 in a nationwide adaptive platform trial and has been used under compassionate use to treat COVID-19 patients in Italy and in the U.S.

Thrombotic Microangiopathies

HSCT-TMA. In October 2020, we reported final clinical data from our pivotal trial of narsoplimab in HSCT-TMA, a frequently lethal complication of HSCT. In November 2020, we completed the rolling submission of our BLA for narsoplimab for the treatment of HSCT-TMA and FDA accepted the BLA for filing in January 2021 under its Priority Review program. In October 2021, we received a CRL from FDA regarding the BLA. In the CRL, FDA expressed difficulty in estimating the treatment effect of narsoplimab in HSCT-TMA and asserted that additional information will be needed to support regulatory approval. In January 2022 we submitted a response to the CRL comprising a comprehensive briefing package addressing the points raised by FDA in the CRL and a request for a Type A meeting with FDA to discuss the CRL. In February 2022, we had a Type A meeting with FDA to discuss the CRL, including each of the review issues that FDA identified as presenting difficulties interpreting the treatment response in the pivotal trial. We are currently awaiting FDA’s response to our rebuttals to each of those review issues. We continue to believe that our BLA, as submitted, merits approval and that the data meet or exceed the threshold for substantial evidence of effectiveness.

The final clinical data from our pivotal trial of narsoplimab in HSCT-TMA in October 2020 was obtained from a single-arm, open-label trial The company worked closely with FDA on design of the single-arm trial to support approval and the definition of response as the primary endpoint.

The primary efficacy endpoint in the trial was the proportion of patients who achieved designated “responder” status based on improvement in HSCT-TMA laboratory markers and clinical status. The primary laboratory markers evaluated were platelet count and lactate dehydrogenase (“LDH”) levels, while improvement in clinical status was evaluated based on organ function and transfusions. Each patient was required to show improvement in both laboratory markers and clinical status to be considered a responder. All others were considered non-responders.

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

In Europe, the EMA has confirmed narsoplimab’s eligibility for the EMA’s centralized review of a single MAA that, if approved, authorizes the product to be marketed in all EU member states and EEA countries. We are targeting to complete our MAA submission in 2022.

In the U.S., FDA has granted narsoplimab (1) breakthrough therapy designation in patients who have persistent TMA despite modification of immunosuppressive therapy, (2) orphan drug designation for the prevention (inhibition) of complement-mediated TMAs, and (3) orphan drug designation for the treatment of HSCT-TMA. The European Commission (“EC”) also granted narsoplimab designation as an orphan medicinal product for treatment in hematopoietic stem cell transplantation.

aHUS. We have a Phase 3 clinical program in patients with aHUS for which patient recruitment is ongoing. The trial includes multiple sites in the U.S., Asia and Europe; however, enrollment has been slowed due, in large part, to prioritizing the use of resources within our complement programs to narsoplimab in HSCT-TMA and IgA nephropathy, and to OMS906 in PNH. FDA has granted narsoplimab orphan drug designation for the prevention (inhibition) of complement-mediated TMAs and fast-track designation for the treatment of patients with aHUS.

Renal Disease

Phase 3 Program - IgA Nephropathy. Patient enrollment is ongoing in our Phase 3 clinical trial evaluating narsoplimab in IgA nephropathy, which is referred to as ARTEMIS-IGAN. The single Phase 3 trial design is a randomized, double-blind, placebo-controlled multicenter trial in patients at least 18 years of age with biopsy-confirmed IgA nephropathy and 24-hour urine protein excretion greater than 1 g/day at baseline on optimized renin-angiotensin system blockade. This trial includes a run-in period. Initially, patients are expected to receive an IV dose of study drug each week for 12 weeks; additional weekly dosing can be administered to achieve optimal response. The primary endpoint, which could suffice for full or accelerated approval depending on the effect size, is reduction in proteinuria at 36 weeks after the start of dosing. The trial is designed to allow intra-trial adjustment in sample size. For the purposes of safety and efficacy assessments, the initial sample size for the proteinuria endpoint is estimated at 140 patients in each of the treatment and placebo groups. This will include a subset of patients with high levels of proteinuria (i.e., equal to or greater than 2 g/day) at baseline, and a substantial improvement at 36 weeks in this subset of patients alone could potentially form the basis for approval. We believe that the trial design will allow assessment for either full or accelerated approval at 36 weeks based on proteinuria results either (1) across the general population of study patients or (2) in the high-proteinuria subset of patients. In the event of full approval, estimated glomerular filtration rate (“eGFR”) becomes a safety endpoint only. In the event that the primary endpoint at 36 weeks results in accelerated approval from FDA, change in eGFR is expected to be assessed at approximately two years after the start of dosing. These eGFR data, if satisfactory, would then likely form the basis for full approval. In response to investigators’ concerns about extended withholding of narsoplimab treatment from any high-proteinuria patient initially randomized to the placebo-treated group, FDA will allow patients in that sub-population open-label treatment with narsoplimab after at least 1 year of blinded treatment.

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

The initial cohort treated under this compassionate use program included a total of six patients with severe COVID-19 treated with narsoplimab under compassionate use, all with acute respiratory distress syndrome (“ARDS”) and requiring continuous positive airway pressure (“CPAP”) or intubation. At baseline, circulating endothelial cell (“CEC”) counts and serum levels of interleukin-6 (“IL-6”), interleukin-8 (“IL-8”), C-reactive protein (“CRP”), LDH, D-dimer and aspartate aminotransferase (“AST”) were markedly elevated.

Narsoplimab treatment was associated with rapid and sustained reduction across all of these markers of endothelial damage and inflammation. In addition, massive bilateral pulmonary thromboses, seen in two of the patients, resolved while on narsoplimab. All six narsoplimab-treated patients recovered, survived and were discharged. Narsoplimab was well tolerated and no adverse drug reactions were reported. Two control groups with similar baseline characteristics were used for retrospective comparison, both showing substantial mortality rates of 32% and 53%. A manuscript detailing the results of the initial cohort of Bergamo patients treated with narsoplimab was published in the peer-reviewed journal Immunobiology. (Rambaldi A, Gritti G, Micò MC, et al. Endothelial injury and thrombotic microangiopathy in COVID-19: Treatment with the lectin-pathway inhibitor narsoplimab. Immunobiology. 2020;225(6):152001.)

All six patients were evaluated five to six months after cessation of narsoplimab treatment. None of them showed any clinical or laboratory evidence of long-term effects of COVID-19 or post-acute sequelae of SARS-CoV-2 infection (“PASC”), such as cognitive impairment or cardiac, pulmonary or other organ disorder, commonly seen following resolution of initial COVID-19 symptoms.

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

Following treatment of the initial six patients under the compassionate use program in Italy, we have continued compassionate-use treatment with 13 more patients in Italy and four patients in the U.S. All of these patients prior to receiving narsoplimab were severely ill, intubated (16) or on CPAP (one), had multiple comorbidities, and had failed other therapies, including anti-virals, targeted anti-inflammatory therapeutics, convalescent plasma and steroids. Following treatment with narsoplimab, the laboratory improvements and clinical outcomes of these patients are similar to those seen in the initial cohort of Bergamo patients.

Two manuscripts from Omeros’ laboratories at the University of Cambridge are expected to be published soon detailing several of our discoveries related to the pathophysiology of COVID-19. The first, submitted for peer-reviewed publication, covers the discovery of a profile of complement markers of broad complement dysfunction seen in all patients examined during the acute phase of severe COVID-19. This dysfunction appears to be driven by hyperactivation of the lectin pathway. Narsoplimab restores complement function in these severe COVID-19 patients while, in patients not treated with narsoplimab, the broad complement dysfunction persists throughout the hospitalization or until death.

The second manuscript, under final review at another peer-reviewed journal, demonstrates that the complement dysfunction in severe COVID-19 patients reported in the first manuscript results in impairment of the adaptive immune response necessary to fight infection, leading to an increased risk of life-threatening secondary infection. Here again treatment with narsoplimab normalizes the adaptive immune response, which should restore the body’s ability to prevent or fight secondary infection and reduce COVID-19 mortality.

Narsoplimab is also the only complement inhibitor included in the I-SPY COVID-19 adaptive platform trial sponsored by Quantum Leap Healthcare Collaborative, which is evaluating drugs and investigational products for the treatment of critically ill COVID-19 patients. The narsoplimab treatment arm of the I-SPY COVID-19 trial has now concluded. Once all data are available, they will be analyzed and the outcome shared publicly.

Discussions regarding the use of narsoplimab in COVID-19 with leaders across various U.S. government agencies continue to progress.

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

MASP-3 Program - OMS906 - Alternative Pathway Disorders

Overview. As part of our MASP program, we have identified mannan-binding lectin-associated serine protease 3 (“MASP-3”), which has been shown to be the key activator of the complement system’s alternative pathway (“APC”), and we believe that we are the first to make this and related discoveries associated with the APC. The complement system is part of the immune system’s innate response, and the APC is considered the amplification loop within the complement system. MASP-3 is responsible for the conversion of pro-factor D to factor D; converted factor D is necessary for the activation of the APC. Based on our alternative pathway-related discoveries, we have expanded our intellectual property position to protect our inventions stemming from these discoveries beyond MASP-2 associated inhibition of the lectin pathway to include inhibition of the alternative pathway. Our current primary focus in this program is developing MASP-3 inhibitors for the treatment of disorders related to the APC. We believe that MASP-3 inhibitors have the potential to treat patients suffering from a wide range of diseases and conditions, including: PNH; multiple sclerosis; neuromyelitis optica; age-related macular degeneration; Alzheimer’s disease; systemic lupus erythematosus; diabetic retinopathy; chronic obstructive pulmonary disease; antineutrophil cytoplasmic antibody-associated vasculitis; anti-phospholipid syndrome; atherosclerosis; myasthenia gravis and others. Our OMS906 monoclonal antibody program has generated positive data in a well-established animal model associated with PNH as well as strong pharmacodynamic activity in non-human primates. The program has also generated positive data in a well-established animal model of arthritis.

In September 2020 we began enrollment and dosing in a placebo-controlled, double-blind, single-ascending-dose and multiple-ascending-dose Phase 1 clinical trial to evaluate the safety, tolerability, pharmacodynamics and pharmacokinetics of OMS906. We have dosed subjects across all dosing cohorts in the single-ascending dose study and reported preliminary data from the Phase 1 trial in June 2021. OMS906 has been well tolerated at all doses tested and preliminary human pharmacokinetic and pharmacodynamic data are consistent with once-monthly subcutaneous dosing and every-other-month or less frequent IV dosing. Recent data show high level suppression of alternative pathway activity. We have determined to forego the multiple-ascending dose portion of our Phase 1 trial in healthy subjects and plan to move directly into a Phase 1b clinical trial in patients with PNH who have an unsatisfactory response to the C5 inhibitor ravulizumab. A successful meeting was held between Omeros and the Medicines and Healthcare products Regulatory Agency (MHRA) to discuss the design and conduct of the Phase 1b trial. Enrollment is expected to begin this summer. We expect that this will accelerate our overall clinical development program for OMS906 in PNH.

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

We are also developing a longer-acting second generation antibody targeting MASP-2, OMS1029 which is expected to enter the clinic this summer. All first-in-human-enabling toxicology studies have been completed, and no findings of concern were identified. Based on pharmacokinetic/pharmacodynamic data to date, dosing in humans is expected to be once-monthly to once-quarterly by subcutaneous or intravenous administration.

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

Clinical trials. Our collaborators at The New York State Psychiatric Institute have completed two Phase 2 clinical trials related to our PPARγ program. These studies evaluated a PPARγ agonist, alone or in combination with other agents, for treatment of addiction to heroin and to nicotine. The published results of the heroin study demonstrated that, although not altering the reinforcing or positive subjective effects of heroin, the PPARγ agonist significantly reduced heroin craving and overall anxiety. The National Institute on Drug Abuse (“NIDA”) provided substantially all of the funding for these clinical trials and solely oversaw the conduct of these trials. We have the right or expect to be able to reference the data obtained from these studies for subsequent submissions to FDA and continue to retain all other rights in connection with the PPARγ program.

We have also reported positive results (i.e., decreased cravings and protection of brain white matter) from a Phase 2 clinical trial conducted by an independent investigator evaluating the effects of a PPARγ agonist in patients with cocaine use disorder. An investigator-sponsored study evaluating the effects of a PPARγ agonist on the prevention of relapse following treatment of cocaine use disorder is ongoing. The study is funded by NIDA.

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

To our knowledge, Omeros’ technology is the first commercially viable technology capable of identifying ligands of orphan GPCRs in high throughput. We have developed a proprietary cellular redistribution assay (“CRA”), which we use in a high-throughput manner to identify synthetic ligands, including antagonists, agonists and inverse agonists, that bind to and affect the function of orphan GPCRs. We have screened Class A orphan GPCRs against our small-molecule chemical libraries using the CRA and have identified and confirmed compounds that interact with 54 of the 81 Class A orphan GPCRs linked to a wide range of indications including cancer as well as metabolic, cardiovascular, immunologic, inflammatory and central nervous system disorders.

One of our priorities in this program is GPR174, which is involved in the modulation of the immune system. The GPR174 program is part of our immuno-oncology platform. In ex vivo human studies, our small-molecule inhibitors targeting GPR174 upregulate the production of cytokines, block multiple checkpoints and tumor promoters, and suppress regulatory T-cells. Based on our data, we believe that GPR174 controls a major, previously unrecognized pathway in cancer and modulation of the receptor could provide a seminal advance in immuno-oncologic treatments for a wide range of tumors. Our studies in mouse models of melanoma and colon carcinoma found that GPR174-deficiency resulted in significantly reduced tumor growth and improved survival of the animals versus normal mice. Our discoveries suggest a new approach to cancer immunotherapy that targets inhibition of GPR174 and can be combined with and significantly improve the tumor-killing effects of other oncologic agents, including radiation, adenosine pathway inhibitors and checkpoint inhibitors. These discoveries include (1) identification of cancer-immunity pathways controlled by GPR174, (2) the identification of phosphatidylserine as a natural ligand for GPR174, (3) a collection of novel small-molecule inhibitors of GPR174 and (4) a synergistic enhancement of “tumor-fighting” cytokine production by T cells following the combined inhibition of both GPR174 and the adenosine pathway, another key metabolic pathway that regulates tumor immunity. We are developing both small-molecule and antibody inhibitors of GPR174 with the objective of moving compounds into human trials.

In addition to GPR174 inhibitors, we also are developing other cancer therapeutics as well as novel platforms for generating more effective CAR-T and adoptive T-cell therapies.

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

Sales and Marketing

We have retained all worldwide marketing and distribution rights to our drug candidates and our development programs. As such, we will be able to market any drug candidate that is approved in the future independently, through arrangements with third parties, or via some combination of these approaches.

We maintained internal marketing and sales capabilities with respect to OMIDRIA until the completion of the divestiture of that product on December 23, 2021. As part of the divestiture, substantially all of our OMIDRIA sales and marketing team members accepted employment with Rayner and were separated from their employment at Omeros, effective as of December 31, 2021.

Manufacturing, Supply and Commercial Operations

We currently do not own or operate manufacturing facilities. We utilized contract manufacturers to produce, store and distribute OMIDRIA and currently rely on third parties to produce sufficient quantities of our drug candidates for use in pre-clinical and clinical studies and for the manufacture of narsoplimab for commercial use following regulatory approval.

OMIDRIA. We assigned or otherwise transitioned to Rayner our agreements with the third parties that produced, stored and distributed OMIDRIA. We required manufacturers that produced active pharmaceutical ingredients (“APIs”) and finished drug products to operate in accordance with current Good Manufacturing Practices (“cGMPs”) and all other applicable laws and regulations.

In the U.S., we sold OMIDRIA through a limited number of wholesalers that distributed the product to ASCs and hospitals. Title transferred upon delivery of OMIDRIA to the wholesaler. We used a single third-party logistics provider to handle warehousing and final packaging of our commercial supply of OMIDRIA in the U.S. and to ship OMIDRIA to our wholesalers. Our third-party logistics provider also performs certain support services on our behalf. Virtually all of our revenues for the last three fiscal years were generated from OMIDRIA product sales in the U.S. Our four major distributors--AmerisourceBergen Corporation, Cardinal Health, Inc., McKesson Corporation and FFF Enterprises, Inc.--together with entities under their common control each accounted for 10% or more, and nearly 100% in aggregate, of our total revenue in 2021. For additional information regarding our major customers, see Part II, Item 8, “Note 2—Significant Accounting Policies” to our Consolidated Financial Statements in this Annual Report on Form 10-K.

Drug Candidates. We have laboratories in-house for analytical method development, bioanalytical testing, formulation, stability testing and small-scale compounding of laboratory supplies of drug candidates. We utilize contract manufacturers to produce sufficient quantities of drug candidates for use in preclinical and clinical studies and to store and distribute our drug candidates. We require manufacturers that produce APIs and finished drug products for clinical use to operate in accordance with cGMPs and all other applicable laws and regulations. We anticipate that we will rely on contract manufacturers to develop and manufacture our drug candidates for commercial sale. We maintain agreements with potential and existing manufacturers that include confidentiality and intellectual property provisions to protect our proprietary rights related to our drug candidates.

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

The initial term of the agreement expires five years after the first commercial sale of narsoplimab in either the U.S. or EU and is subject to automatic renewal for an additional four-year term unless we provide notice of non-renewal at least three years prior to the end of the initial term. In addition, either party may terminate the agreement, subject to applicable notice and cure periods under certain circumstances. Other than our agreement for commercial supply of narsoplimab, we have not yet entered into a commercial supply agreement for any of our drug candidates.

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

PPARγ. We acquired the patent applications and related intellectual property rights for our PPARγ program in February 2009 from Roberto Ciccocioppo, Ph.D. of the Università di Camerino, Italy, pursuant to a patent assignment agreement. In February 2011, we amended the agreement to include all intellectual property rights, including patent applications, related to nutraceuticals that increase PPARγ activity. Under the amended agreement, we have agreed to pay Dr. Ciccocioppo a low-single digit percentage royalty on net sales of any products that are covered by any patents that issue from the patent applications that we acquired from him. In addition, if we grant any third parties rights to manufacture, sell or distribute any such products, we must pay to Dr. Ciccocioppo a percentage of any associated fees we receive from such third parties in the range of low single-digits to low double-digits depending on the stage of development at which such rights are granted. We have also agreed to make total milestone payments of up to $3.8 million to Dr. Ciccocioppo upon the occurrence of certain development events, such as patient enrollment in a Phase 1 clinical trial and receipt of marketing approval of a drug candidate covered by any patents that issue from the patent applications that we acquired from him. If we notify Dr. Ciccocioppo that we have abandoned all research and development and commercialization efforts related to the patent applications and intellectual property rights we acquired from him, Dr. Ciccocioppo has the right to repurchase those assets from us at a price equal to a double-digit percentage of our direct and indirect financial investments and expenditures in such assets. If he does not exercise his right to repurchase those assets within a limited period of time by paying the purchase price, we will have no further obligations to sell those assets to Dr. Ciccocioppo. The term of our agreement with Dr. Ciccocioppo ends when there are no longer any valid and enforceable patents related to the intellectual property rights we acquired from him, provided that either party may terminate the agreement earlier in case of an uncured breach by the other party. Under the terms of the agreement, we have agreed to pay a portion of the payments due to Dr. Ciccocioppo to the Università di Camerino without any increase to our payment obligations.

PDE7. Under an agreement with Daiichi Sankyo, we hold an exclusive worldwide license to PDE7 inhibitors claimed in certain patents and pending patent applications owned by Daiichi Sankyo for use in the treatment of (1) movement disorders and other specified indications, (2) addiction and compulsive disorders and (3) all other diseases except those related to dermatologic conditions. Under the agreement, we agreed to make milestone payments to Daiichi Sankyo of up to an aggregate total of $33.5 million upon the achievement of certain events in each of these three fields; however, if only one of the three indications is advanced through the milestones, the total milestone payments would be $23.5 million. The milestone payment events include successful completion of preclinical toxicology studies; dosing of human subjects in Phase 1, 2 and 3 clinical trials; receipt of marketing approval of a PDE7 inhibitor drug candidate; and reaching specified sales milestones. In addition, Daiichi Sankyo is entitled to receive from us a low single-digit percentage royalty of any net sales of a PDE7 inhibitor licensed under the agreement by us and/or our sublicensee(s) provided that, if the sales are made by a sublicensee, then the amount payable by us to Daiichi Sankyo is capped at an amount equal to a low double-digit percentage of all royalty and specified milestone payments received by us from the sublicensee.

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

Drug Candidates, Development Programs and Platforms. With respect to our development of therapeutics targeting complement-mediated disorders, there are multiple companies developing potential therapies targeting the complement system. Although none of these potential therapies, to our knowledge, selectively inhibit the lectin pathway, there are other companies developing alternative pathway inhibitors. There are also a number of complement-targeted therapeutics that have been approved for commercial use, including Soliris® (eculizumab), Ultomiris® (ravulizumab-cwvz), Empaveli® (pegcetacoplan) and Tavneos® (avocopan), with which narsoplimab and/or OMS906 will compete if either is approved for any indication(s) for which one or more of these products are also approved.

We are aware of other companies attempting to de-orphanize orphan GPCRs. If any of these companies is able to de-orphanize an orphan GPCR before we unlock this receptor, we may be unable to establish an exclusive or commercially valuable intellectual property position around that orphan GPCR.

Intellectual Property

We have retained control of all worldwide manufacturing, marketing and distribution rights for each of our drug candidates and programs. Some of our drug candidates and programs are based on inventions and other intellectual property rights that we acquired through assignments, exclusive licenses or acquisitions described in further detail under “License and Development Agreements” below.

As of February 9, 2022, we owned or held worldwide exclusive licenses to a total of 80 issued patents and 56 pending patent applications in the U.S. and 1,205 issued patents and 516 pending patent applications in foreign markets directed to therapeutic compositions and methods related to our research and development programs. For each program, our decision to seek patent protection in specific foreign markets, in addition to the U.S., is based on many factors, including one or more of the following: our available resources, the size of the commercial market, the presence of a potential competitor or a contract manufacturer in the market and whether the legal authorities in the market effectively enforce patent rights.

●	MASP-2 Program - Narsoplimab (OMS721). We hold worldwide exclusive licenses to rights in connection with MASP-2, the antibodies targeting MASP-2 and the therapeutic applications for those antibodies from the University of Leicester, MRC and Helion. As of February 9, 2022, we exclusively controlled 29 issued patents and 31 pending patent applications in the U.S., and 632 issued patents and 367 pending patent applications in foreign markets, related to our MASP-2 program. Our MASP-2 and narsoplimab patents have terms that will expire as late as 2037 and, if currently pending patent applications are issued, as late as 2042.
●	MASP-3 Program - OMS906. We own and exclusively control under a license from the University of Leicester all rights to methods of treating various disorders and diseases by inhibiting MASP-3. As of February 9, 2022, we exclusively controlled three issued patents and five pending patent applications in the U.S. and 150 issued and 86 pending patent applications in foreign markets that are related to our MASP-3 program.
●	PPARγ Program - OMS405. As of February 9, 2022, we owned three issued patents and one pending patent application in the U.S., and 37 issued patents and 7 pending patent applications in foreign markets, directed to our discoveries linking PPARγ and addictive disorders.
●	PDE7 Program - OMS527. As of February 9, 2022, we owned two issued patents and one pending patent application in the U.S., and 61 issued patents and twoe pending patent applications in foreign markets directed to our discoveries linking PDE7 to movement disorders, as well as two issued patent and two pending patent applications in the U.S., and 49 issued patents and 11 pending patent applications in foreign markets directed to the link between PDE7 and addiction and compulsive disorders. Additionally, under a license from Daiichi Sankyo, we exclusively control rights to three issued U.S. patents and 62 issued patents in foreign markets that are directed to proprietary PDE7 inhibitors. For a more detailed description of our agreement with Daiichi Sankyo, see “License and Development Agreements” below.
●	GPCR Platform. As of February 9, 2022, we owned seven issued patents and 12 pending patent applications in the U.S., and 56 issued patents and 24 pending patent applications in foreign markets, which are directed to previously unknown links between specific molecular targets in the brain and a series of CNS disorders, to our CRA and to other research tools that are used in our GPCR program, and to orphan GPCRs and other GPCRs for which we have identified functionally interacting compounds using our CRA. Two of the pending patent applications in the U.S. and the 24 pending patent applications in foreign markets are directed to GPR174.

All of our employees enter into our standard employee proprietary information and inventions agreement, which includes confidentiality provisions and provides us ownership of all inventions and other intellectual property made by our employees that pertain to our business or that relate to our employees’ work for us or that result from the use of our resources. Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of the use, formulation and structure of our drug candidates and the methods used to manufacture them, as well as on our ability to defend successfully these patents against third-party challenges. Our ability to protect our drug candidates from unauthorized making, using, selling, offering to sell or importing by third parties is dependent on the extent to which we have rights under valid and enforceable patents that cover these activities.

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

We have registered, and intend to maintain, the trademark “OMEROS” within the U.S. Patent and Trademark Office in connection with the products and services we offer. We are not aware of any material claims of infringement or other challenges to our right to use the “OMEROS” trademark in the U.S.

Government Regulation

Government authorities in the U.S., the EU and other countries extensively regulate the research, development, testing, manufacture, labeling, promotion, advertising, distribution, marketing, and export and import of drug and biologic products including the drug candidates that we are developing. Failure to comply with applicable requirements, both before and after receipt of regulatory approval, may subject us, our third-party manufacturers, and other partners to administrative and judicial sanctions, such as warning letters, product recalls, product seizures, a delay in approving or refusal to approve pending applications, civil and other monetary penalties, total or partial suspension of production or distribution, injunctions, and/or criminal prosecutions.

In the U.S., our drug candidates are regulated by FDA as drugs or biologics under the FDCA and implementing regulations and under the Public Health Service Act (“PHSA”). In the EU, our drug candidates are regulated by the EMA and national medicines regulators under the rules governing medicinal products in the EU as well as national regulations in individual countries. The marketing authorization for OMIDRIA in the U.S. has been transferred to Rayner and the marketing authorizations in the EU and United Kingdom are in process of being transferred to Rayner, as required by the Asset Purchase Agreement pursuant to which Omeros divested OMIDRIA and related assets, including such marketing approvals, in December 2021. Our drug candidates are in various stages of testing and none of our drug candidates has received marketing approval from FDA or the applicable regulatory authorities in the EU.

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

The Application Process. If the necessary clinical trials are successfully completed, the results of the preclinical trials and the clinical trials, together with other detailed information, including information on the manufacture and composition of the product, are submitted to FDA in the form of an NDA or a BLA, as applicable, and to the EMA or national regulators in the form of an MAA, requesting approval to market the product for a specified indication. In the EU, an MAA may be submitted to the EMA for review and, if the EMA gives a positive opinion, the EC may grant a marketing authorization that is valid across the EU (centralized procedure). Alternatively, an MAA may be submitted to one or more national regulators in the EU according to one of several national or decentralized procedures. The type of submission in Europe depends on various factors and must be cleared by the appropriate authority prior to submission. For most of our drug candidates, the centralized procedure will be either mandatory or available as an option.

If the regulatory authority determines that the application is not acceptable, it may refuse to accept the application for filing and review, outlining the deficiencies in the application and specifying additional information needed to file the application. Notwithstanding the submission of any requested additional testing or information, the regulatory authority ultimately may decide that the proposed product is not safe or effective, or that the application does not otherwise satisfy the criteria for approval. In the U.S., to support an approval an NDA must demonstrate, among other things, that the proposed drug product is safe and effective, has a favorable benefit-risk profile, is manufactured in a way that preserves its identity, strength, purity and potency, and that its labeling is adequate and not false or misleading. A similar standard exists for BLAs. Before approving an NDA or BLA, or an MAA, FDA or the EMA, respectively, may inspect one or more of the clinical sites at which the clinical studies were conducted to ensure that GCPs were followed and may inspect facilities at which the product is manufactured to ensure satisfactory compliance with cGMP. The FDA may refer the NDA or BLA to an advisory committee for review and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendation. In addition, even if a drug candidate satisfied its endpoints with statistical significance during clinical trials, FDA could determine that the overall balance of risks and benefits for the drug candidate is not adequate to support approval, or only justifies approval for a narrow set of clinical uses and/or subject to restricted distribution or other burdensome post-approval requirements or limitations. If approval is obtained changes to the approved product such as adding new indications, manufacturing changes, or additional labeling claims will require submission of a supplemental application, referred to as a variation in the EU, or, in some instances, a new application, for further review and approval. The testing and approval process requires substantial time, effort, and financial resources, and we cannot be sure that any future approval will be granted on a timely basis, if at all.

Some of our drug candidates, such as those from our MASP-2 and MASP-3 programs, are considered biologics because they are derived from natural sources as opposed to being chemically synthesized. The added complexity associated with manufacturing biologics may result in additional monitoring of the manufacturing process and product changes.

In addition, we, our suppliers and our contract manufacturers are required to comply with extensive regulatory requirements both before and after approval. For example, we must establish a pharmacovigilance system and are required to report adverse reactions and production problems, if any, to the regulatory authorities. If any of our drug candidates are approved, we will be required to also comply with certain requirements concerning advertising and promotion for our products. The regulatory authorities may impose specific obligations as a condition of the marketing authorization, such as additional safety monitoring, or the conduct of additional clinical trials or post-marketing safety studies, or the imposition of a Risk Evaluation and Mitigation Strategy (“REMS”), which could include significant restrictions on distribution or use of the product. Also, quality control and manufacturing procedures must continue to conform to cGMPs after approval. Accordingly, manufacturers must continue to expend time, money, and effort in all areas of regulatory compliance, including production and quality control to comply with cGMPs. In addition, discovery of problems such as safety issues may result in changes in labeling or restrictions on a product manufacturer or marketing authorization holder, including removal of the product from the market.

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

Following accelerated approval, FDA requires that the company provide confirmatory evidence, which may include certain adequate and well-controlled post-marketing clinical studies to verify the clinical benefit of the product, and FDA may impose restrictions on distribution to assure safe use. Confirmatory studies are typically required to be underway at the time of the accelerated approval. If the required confirmatory studies fail to verify the clinical benefit of the drug, or if the applicant fails to perform the required confirmatory studies with due diligence, FDA may withdraw approval of the drug under streamlined procedures in accordance with the Agency’s regulations. The Agency may also withdraw approval of a drug if, among other things, other evidence demonstrates that the drug product is not shown to be safe or effective under its conditions of use.

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

Foreign Regulatory Requirements. Outside of the U.S., our ability to conduct clinical trials or market our products will also depend on receiving the requisite authorizations from the appropriate regulatory authorities. The foreign regulatory approval processes include similar requirements and many of the risks associated with FDA and/or the EU approval process described above, although the precise requirements may vary from country to country. In the EU, once an MAA is granted, the product must be “placed on the market” in at least one EEA country within three years of the date of authorization. “Placed on the market” is defined as when the medicinal product is “released into the distribution chain,” i.e., out of the direct control of the marketing authorization holder. In July 2021, we placed OMIDRIA on the market in the EU, on a limited basis, which maintained the ongoing validity of the European marketing authorization for OMIDRIA. The EU marketing authorization is in the process of being transferred to Rayner as required under the Asset Purchase Agreement pursuant to which we divested OMIDRIA and related assets to Rayner in December 2021.

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

Healthcare compliance laws. In the U.S., commercialization of our drug candidates, if approved, is subject to regulation and enforcement under a number of federal and state healthcare compliance laws administered and enforced by various agencies. These include, but are not limited to, the following:

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

Pharmaceutical Pricing and Reimbursement

Overview. In both U.S. and foreign markets, our ability to commercialize our drug candidates successfully, and to attract commercialization partners for our drug candidates, depends in significant part on the availability of adequate financial coverage and reimbursement from third-party payers including, in the U.S., managed care organizations and other private health insurers as well as governmental payers such as the Medicare and Medicaid programs.

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

Third-party private and governmental payers are increasingly challenging the prices charged for medicines and examining their cost-effectiveness in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost effectiveness of our products or drug candidates. Even with the availability of such studies, third-party private and/or governmental payers may not provide coverage and reimbursement for our drug candidates, in whole or in part.

United States. Political, economic and regulatory influences are subjecting the healthcare industry in the U.S. to fundamental changes. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could significantly affect our business. For example, the 2010 Affordable Care Act (the “ACA”), is intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Other legislative changes included a two percent across-the-board reduction to Medicare payments to providers, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through fiscal year 2029 unless additional congressional action is taken. (A temporary suspension of this reduction during the public health emergency for the pandemic is currently scheduled to expire on March 31, 2022.) The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, and increased the period for the government to recover overpayments to providers from three to five years. In December 2017, portions of the ACA dealing with the individual mandate insurance requirement were effectively repealed by the Tax Cuts and Jobs Act of 2017. The latest court challenge to the ACA failed in June 2021, when the United States Supreme Court held that the individual plaintiffs and states lacked standing to challenge the constitutionality of the ACA.

In November 2020, CMS issued an interim final rule through the CMS Innovation Center whereby Medicare Part B reimbursement for “certain high-cost prescriptions drugs” would be no more than most-favored-nation price (i.e., the lowest price) after adjustments, for a pharmaceutical product that the drug manufacturer sells in a member country of the Organization for Economic Cooperation and Development that has a comparable per-capita gross domestic product. In December 2020, the U.S. District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. The Biden administration subsequently withdrew the interim final rule. The Biden administration has indicated that lowering prescription drug prices is a priority, but it is not yet clear what steps the administration will take or whether such steps will be successful. We cannot predict the ultimate content, timing or effect of any healthcare reform legislation or executive order or the impact that the resulting changes may have on us.

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

Europe. Governments in the various member states of the EU influence or control the price of medicinal products in their countries through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials or pharmacoeconomic studies that assess the cost-effectiveness of a product or drug candidate relative to currently available therapies or relative to a specified standard. The downward pressure on healthcare costs in general, and prescription medicines in particular, has become very intense and is creating increasingly high barriers to the entry of new products in these markets.

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

Employees

As of December 31, 2021, we had 213 full-time employees, 135 of whom are in research and development, 24 of whom are in sales and marketing and 54 of whom are in finance, legal, business development and administration. Our full-time employees include five with M.D.s and 39 with Ph.Ds., of whom one and 23, respectively, are in research and development. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Information about Our Executive Officers and Significant Employees

The following table provides information regarding our executive officers and significant employees as of March 1, 2022:

Name	Age	Position(s)
Executive Officers:
Gregory A. Demopulos, M.D.	63	President, Chief Executive Officer and Chairman of the Board of Directors
Michael A. Jacobsen	63	Vice President, Finance, Chief Accounting Officer and Treasurer
Peter B. Cancelmo, J.D.	43	Vice President, General Counsel and Secretary
Significant Employees:
Christopher S. Bral, Ph.D.	56	Vice President, Nonclinical Development
Nadia Dac	52	Vice President, Chief Commercial Officer
George A. Gaitanaris, M.D., Ph.D.	65	Vice President, Science and Chief Scientific Officer
Bruce Meiklejohn, Ph.D.	62	Vice President, Chemistry, Manufacturing and Controls
Catherine A. Melfi, Ph.D.	62	Vice President, Regulatory Affairs & Quality Systems and Chief Regulatory Officer
Tina Quinton, J.D., M.S.	59	Vice President, Patents
J. Steven Whitaker, M.D., J.D.	66	Vice President, Chief Medical Officer
Peter W. Williams	54	Vice President, Human Resources

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

Risks related to our drug candidates, programs and operations include, but are not limited to, the following:

●	the magnitude and duration of future royalties paid to us based on net sales by Rayner of OMIDRIA, which are heavily dependent on the continuation of separate payment for OMIDRIA under Medicare Part B, as well as Rayner’s ability to successfully market and sell OMIDRIA in the U.S. and Europe;
●	failure to obtain and maintain regulatory approval for marketing of future commercial products in the U.S. or in foreign jurisdictions;
●	the success of our clinical trials evaluating narsoplimab for treatment of COVID-19 and, even if successful, our ability to manufacture narsoplimab in quantities adequate
●	the impact of the COVID-19 pandemic on our business, operations and financial results as well as significant uncertainty around the evaluation of narsoplimab as a potential treatment for critically ill COVID-19 patients;
●	lack of adequate coverage or reimbursement from government and/or private payers for any drug candidates that we commercialize in the future;
●	unpredictability of our operating results;
●	our ability to raise capital when needed;
●	any failure to comply with current or future government regulations;
●	lack of internal manufacturing capacity and reliance on third parties to manufacture, finish, store and ship supplies of our drug candidates for clinical and, after approval, commercial use;
●	ability to acquire ingredients, excipients, test kits and other materials to manufacture our drug candidates on commercially reasonable terms;
●	delays, suspensions or terminations of our clinical trials or clinical protocols;
●	failure to capitalize on drug candidates or indications;
●	whether our drug candidates will successfully complete clinical development or be suitable for successful commercialization or generation of revenue;
●	substantial costs as a result of commercial disputes, claims, litigation or other legal proceedings;
●	ability to protect our intellectual property and proprietary technologies;

●	our indebtedness and liabilities, which could limit the cash flow available for our operations;
●	competition with companies with more resources and experience;
●	reliance on members of our management team and our ability to recruit and retain key personnel; and
●	reliance on third parties to conduct portions of our preclinical research and clinical trials.

General risks related to our business include the following:

●	cyber-attacks or failures in telecommunications or other information technology systems;
●	volatility of our stock price;
●	dilution to our existing shareholders if we issue additional shares of our common stock or other securities that may be convertible into, or exercisable for, our common stock; and
●	the impact of anti-takeover provisions in our charter documents and under Washington law on potential acquisitions of our company.

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

Risks Related to Our Products, Programs and Operations

Our ability to achieve profitability is highly dependent on the royalty income we could expect to receive from the sales of OMIDRIA, and to the extent OMIDRIA is not successful, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.

We are entitled to receive royalty income at 50% of net product sales of OMIDRIA by Rayner until the earlier of January 1, 2025 or the date that separate payment for OMIDRIA under Medicare Part B is secured for a continuous period of at least four years. For the three and 12 months ended December 31, 2021, we reclassified to discontinued operations net sales of OMIDRIA of $30.8 million and $110.7 million, respectively. Royalty income from Rayner for sales of OMIDRIA may not be sufficient to fund our current operations fully and we cannot provide assurance that royalty income from Rayner will be sufficient to fund our operations fully in the future. In the event that royalties from Rayner are insufficient now or in the future, we will need to generate substantially more royalty or milestone income from Rayner or generate other revenue such as through sales of future approved products to achieve and sustain profitability. Sales-based royalty income may be affected by any number of factors, including:

●	whether CMS will maintain its current payment policies, which can be revised through annual rulemaking and associated comment periods, and will continue to pay separately under Medicare Part B for non-opioid pain management drugs like OMIDRIA when used during surgery in the ASC setting, as the U.S. base royalty rate would be reduced to 10% during any specific period in which OMIDRIA is no longer eligible for separate payment under Medicare Part B and procedures utilizing OMIDRIA would likely decline significantly, further reducing royalty income;

●	whether and when separate payment for OMIDRIA may be secured for a continuous period of at least four years prior to January 1, 2025;
●	whether, and to what extent, if any, we derive royalties from the sale of OMIDRIA outside the U.S.;
●	pricing, coverage and reimbursement policies of government and private payers such as Medicare, Medicaid, the U.S. Department of Veterans Affairs, group purchasing organizations, insurance companies, health maintenance organizations and other plan administrators;
●	a lack of acceptance by physicians, patients and other members of the healthcare community;
●	interruptions in supply of OMIDRIA from our contract manufacturing partners;
●	the availability, relative price and efficacy of the product as compared to alternative treatment options or branded, compounded or generic competing products;
●	an unknown safety risk;
●	changed or increased regulatory restrictions in the U.S., EU and/or other foreign territories.

Failure to obtain and maintain regulatory approval in the U.S. or in foreign jurisdictions would prevent us from commercializing and marketing our drug candidates.

The regulatory process is subject to substantial agency discretion and risks, including those described herein and elsewhere in these “Risk Factors.” In October 2021, we received a CRL from FDA regarding our BLA for narsoplimab for the treatment of HSCT-TMA. In the CRL, FDA expressed difficulty in estimating the treatment effect of narsoplimab in HSCT-TMA and asserted that additional information will be needed to support regulatory approval. In February 2022, we had a Type A meeting with FDA to discuss the CRL, including each of the review issues that FDA identified as presenting difficulties interpreting the treatment response in the pivotal trial. We are currently awaiting FDA’s response to our rebuttals to each of those review issues. Although we believe that our BLA, as submitted, merits approval and that the data meet or exceed the threshold for substantial evidence of effectiveness, there can be no assurance that the path to approval will not be delayed, and any such path to approval may be costly, require significant time and may not result in approval. Ultimately, we cannot guarantee that FDA will ever approve narsoplimab for the treatment of HSCT-TMA or any other indication.

We also intend to market outside the U.S. any of our drug candidates that are approved in the future. In order to market our products in non-U.S. jurisdictions, we or our partners must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The regulatory approval procedure varies among countries and can involve additional testing and data review. The requirements governing marketing authorization, the conduct of clinical trials, pricing and reimbursement vary from country to country. Approval by FDA does not ensure approval by the EMA, and approval by one foreign regulatory authority does not ensure approval by regulatory agencies in other foreign countries or by FDA. The time required to obtain regulatory approval outside the U.S. and EU may differ from that required to obtain FDA or EU approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval discussed in these “Risk Factors” and we may not obtain foreign regulatory approvals on a timely basis, or at all. In addition, even if we were able to obtain regulatory approval for a product in one or more foreign jurisdictions, we may need to complete additional requirements to maintain that approval and our ability to market the product in the applicable jurisdiction.

Clinical trials evaluating narsoplimab for treatment of COVID-19 may be unsuccessful and, even if successful, we may be unable to manufacture narsoplimab in quantities adequate to meet demand.

Narsoplimab has been used to treat approximately 23 critically ill COVID-19 patients under our compassionate use program with highly positive results. However, we cannot provide assurance that the results observed in the compassionate use program will be observed in any future study of narsoplimab for this indication, including the I-SPY COVID-19 trial, or that we will receive regulatory authorization or approval for narsoplimab in the treatment of COVID-19 patients.

Narsoplimab or any other therapeutic candidate that we may develop to treat COVID-19 will be subject to risks in addition to those normally associated with pharmaceutical research, development, and commercialization, such as higher risk of technical failure, lower and transient opportunities for revenue, higher manufacturing costs, product safety or efficacy risks related to an expedited research and development timeline, and novel liability theories. Results from the I-SPY COVID-19 trial may be unfavorable or inconclusive or, even if the results are favorable, FDA or other regulatory bodies may require that we conduct a large-scale trial of narsoplimab in COVID-19 patients, in addition to the I-SPY COVID-19 trial to grant any approval or authorization. These risks may affect our ability to develop or commercialize a therapeutic for COVID-19.

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

The COVID-19 pandemic has significantly affected the global economy and has adversely affected our prior sales of OMIDRIA due to a reduction in the overall volume of cataract surgery and intraocular lens replacement procedures. Although cataract surgeries have resumed to varying degrees in locations throughout the country, if the number of cataract procedures once again becomes meaningfully limited, either by necessity for time-consuming safety protocols, reduction in patient demand, or the imposition of prohibitions on elective surgeries in some localities, then we would expect there to be a corresponding reduction in demand for OMIDRIA and royalty income we may receive in the future.

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

To the extent COVID-19 adversely affects our business, financial condition, and results of operations and global economic conditions more generally, it may also have the effect of heightening many of the other risk factors set forth herein.

If any other product that we develop and commercialize does not receive adequate coverage or reimbursement from governments and/or private payers, or those potential other commercialized products, our prospects for revenue and profitability would suffer.

Our royalty income and potential revenues depend heavily on the pricing, availability and duration of adequate coverage or reimbursement for the use of products that we or our third-party business partners commercialize, including OMIDRIA, from government, private and other third-party payers, both in the U.S. and in other countries.

Pass-through reimbursement, which allows for separate payment (i.e., outside the packaged payment rate for the surgical procedure) under Medicare Part B, expired for OMIDRIA on October 1, 2020. In December 2020, CMS confirmed that OMIDRIA qualifies for separate payment when used on Medicare Part B patients in the ASC setting under CMS’ policy for non-opioid pain management surgical drugs. CMS made separate payment for OMIDRIA effective retroactively as of October 1, 2020. CMS’ current non-opioid separate payment policy and, as a result, separate payment for OMIDRIA thereunder, like other CMS policies in the OPPS and ASC systems, can be changed by CMS through its OPPS/ASC annual rulemaking and comment process. We believe that CMS will continue its separate payment policy for non-opioid pain management surgical drugs, which has been in effect since 2019, and that OMIDRIA will continue to be separately reimbursed when used in the ASC setting. However, we can provide no guarantee that CMS will continue its separate payment policy in future years. If the future reimbursement status of OMIDRIA continues to be uncertain, then demand for OMIDRIA from ASCs and hospitals may be reduced substantially and would negatively impact the amount of royalty income we receive from net product sales of OMIDRIA.

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

If the reimbursement or pricing that we are able to obtain and maintain for any product that we develop and commercialize, is inadequate, is significantly delayed or is subject to overly restrictive conditions, our ability to generate revenue, attain profitability and/or commercialize our drug candidates may be impaired and there could be a material adverse effect on our business, financial condition, results of operations and growth prospects and trading price of our stock could decline.

Our operating results are unpredictable and may fluctuate.

Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year. We believe that our quarterly and annual results of operations may be affected by a variety of factors, including:

●	the level and timing of royalty income from Rayner, as well as our drug candidates if and when approved and commercialized;
●	the extent of coverage and reimbursement for OMIDRIA which may impact whether or not we receive significant milestone payments and/or royalties;

●	the extent of any payments received from collaboration arrangements and development funding as well as the achievement of development and clinical milestones under collaboration and license agreements that we may enter into from time to time and that may vary significantly from quarter to quarter; and
●	the timing, cost and level of investment in our research and development activities as well as expenditures we will or may incur to acquire or develop additional technologies, drug candidates, or in preparation for potential commercialization of our drug candidates.

Any of these risk factors, should one or more occur, could cause the trading price of our stock to decline.

We have incurred cumulative operating losses since inception. If we are unable to raise additional capital when needed, our commercial operations may be limited and we may be unable to complete the development and commercialization of our drug candidates or to continue our other preclinical development programs.

Our operations have consumed substantial amounts of cash since our incorporation and, as of December 31, 2021, we had an accumulated deficit of approximately $682.1 million. We expect to continue to spend substantial amounts to:

●	initiate and conduct clinical trials and manufacture clinical and registration batches for our drug candidates;
●	continue research and development in our programs;
●	make principal, interest and fee payments as required under our 6.25% Convertible Senior Notes due 2023 (the “2023 Notes”) and 5.25% Convertible Senior Notes due 2026 (the “2026 Notes” and together with the 2023 Notes, the “Convertible Notes”); and
●	commercialize and launch drug candidates for which we may receive regulatory approval.

We expect to continue to incur additional losses until such time as we generate significant revenue from the sale of other commercial products or partnerships. We are unable to predict the extent of any future losses and cannot provide assurance that we will generate sufficient revenue from commercial products in the future to fund our operations fully. If we are unable to generate sufficient revenue from commercialized products or partnership arrangements, we may never become and remain profitable and will be required to raise additional capital to continue to fund our operations. We cannot be certain that additional capital will be available to us on acceptable terms, if at all, when required. Adverse developments to our financial condition or business, as well as disruptions in the global equity and credit markets, may limit our ability to access capital. If we do not raise additional capital when needed through one or more funding avenues, such as debt or equity financings or corporate partnering, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our drug candidates or one or more of our preclinical programs or other research and development initiatives. In addition, we may be required to seek collaborators for one or more of our current or future products at an earlier stage than otherwise would be desirable or on terms that are less favorable than otherwise might be available or to relinquish or license on unfavorable terms our rights to technologies or products that we otherwise would seek to develop or commercialize ourselves. We also may have insufficient funds or otherwise be unable to advance our preclinical programs, such as potential new drug targets developed from our GPCR program, to a point where they can generate revenue through partnerships, collaborations or other arrangements. Any of these actions could limit the amount of revenue we are able to generate and harm our business and prospects.

We are subject to extensive government regulation and the failure to comply with these regulations may have a material adverse effect on our operations and business.

Both before and after approval of any product, we and our suppliers, contract manufacturers and clinical investigators are subject to extensive regulation by governmental authorities in the U.S. and other countries, covering, among other things, testing, manufacturing, quality control, clinical trials, post-marketing studies, reporting, risk management plans, labeling, advertising, promotion, distribution, import and export, governmental pricing, price reporting and rebate requirements. Failure to comply with applicable requirements could result in one or more of the following actions: warning letters; unanticipated expenditures; delays in approval or refusal to approve a drug candidate; product recall or seizure; interruption of manufacturing or clinical trials; operating or marketing restrictions; injunctions; criminal prosecution and civil or criminal penalties including fines and other monetary penalties; adverse publicity; and disruptions to our business. Further, government investigations into potential violations of these laws would require us to expend considerable resources and face adverse publicity and the potential disruption of our business even if we are ultimately found not to have committed a violation.

Obtaining FDA approval of our drug candidates requires substantial time, effort and financial resources and may be subject to both expected and unforeseen delays, and there can be no assurance that any approval will be granted on any of our drug candidates on a timely basis, if at all. Even if we discuss with, and obtain feedback from, FDA regarding our proposed clinical trials, clinical data collection protocols and nonclinical studies before initiating those trials or studies, FDA may decide that the design of our clinical trials or clinical data collection protocols as actually run, or our resulting data, are insufficient for approval of our drug candidates and may require us to run additional preclinical, clinical or other studies or perform additional work related to chemistry, manufacturing and controls. In addition, we, FDA or an independent institutional review board or ethics committee may suspend or terminate human clinical trials at any time on various grounds, including a finding that the patients are or would be exposed to an unacceptable health risk or because of the way in which the investigators on whom we rely carry out the trials. We are subject to extensive government regulation of the testing of our investigational products, including the requirement that we conduct all of our clinical trials in accordance with FDA’s GCP requirements and similar requirements outside of the U.S. If we are unable to comply with these requirements, if we are required to conduct additional trials or to conduct other testing of our drug candidates beyond that which we currently contemplate for regulatory approval, if we are unable to complete our clinical trials or other testing successfully, or if the results of these and other trials or tests fail to demonstrate efficacy or raise safety concerns, we may face substantial additional expenses, be delayed in obtaining marketing approval for our drug candidates or may never obtain marketing approval.

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

Existing regulatory policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our drug candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

There is uncertainty with respect to the impact that healthcare reform legislation and the policies of the Biden administration may have on coverage and reimbursement for healthcare items and services covered by plans that are authorized by the Affordable Care Act (the “ACA”). We expect that the ACA, if it remains in effect, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and apply downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers. If the ACA were to be invalidated or repealed, any resulting reduction in the percentage of the U.S. population that has healthcare insurance could reduce the market for our products. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate sufficient revenue, attain and/or maintain profitability or commercialize our drug candidates. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on OMIDRIA or the marketing approvals of our drug candidates, if any, may be.

We have no internal capacity to manufacture commercial or clinical supplies of our drug candidates and intend to continue to rely solely on third-party manufacturers. If the contract manufacturers that we rely on experience difficulties manufacturing and supplying our drug candidates, or fail FDA or other regulatory inspections, our clinical trials or regulatory submissions may be significantly limited or delayed.

We rely and intend to continue to rely on third-party manufacturers to produce quantities of clinical drug supplies of our drug candidates that are needed for clinical trials and to support NDAs, BLAs, or similar applications to regulatory authorities seeking marketing approval for our drug candidates, as well as to produce inventory of our drug candidates for commercial use in anticipation of marketing approval. We cannot provide any assurance that we will be able to enter into or maintain these types of arrangements on commercially reasonable terms, or at all. If we or one of our manufacturers were to terminate one of these arrangements early, or the manufacturer was unable to supply product quantities sufficient to meet our requirements, we would be required to transfer manufacturing to an approved alternative facility and/or establish additional manufacturing and supply arrangements. We may also need to establish additional or replacement manufacturers, potentially with little or no notice, in the event that one of our manufacturers fails to comply with FDA and/or other pharmaceutical manufacturing regulatory requirements. Even if we are able to establish additional or replacement manufacturers, identifying these sources and entering into definitive supply agreements and obtaining regulatory approvals may require a substantial amount of time and cost and may create a shortage of the product. It can take several years to qualify and validate a new contract manufacturer, and we cannot guarantee that we would be able to complete in a successful and timely manner the appropriate validation processes or obtain the necessary regulatory approvals for one or more additional or replacement manufacturers. Such alternate supply arrangements may not be available on commercially reasonable terms, or at all. Additionally, if we are unable to engage multiple suppliers to manufacture our products, we may have inadequate supply to meet demand for our product.

In addition, narsoplimab is a biologic drug product and any other drug candidate from certain of our programs, including but not limited to MASP-2 and MASP-3, could be a biologic drug product. We do not have the internal capability to produce biologics for use in clinical trials or on a commercial scale. There are only a limited number of manufacturers of biologic drug products and we may be unable to enter into agreements on commercially reasonable terms with a sufficient number of them to meet clinical or commercial demand, if at all. The regulatory requirements for commercial supply are more stringent than for clinical supply and we cannot guarantee that a contract manufacturer producing drug product for clinical trials will be able to complete successfully the appropriate validation processes or obtain the necessary regulatory approvals for marketing approval and commercial supply in a timely manner or at all.

Our contract manufacturers may encounter difficulties with formulation, manufacturing, supply chain and/or release processes that could result in delays in clinical trials and/or regulatory submissions or that could impact adversely the commercialization of our products or drug candidates, as well as in the initiation of enforcement actions by FDA and other regulatory authorities. For example, our manufacturers are required to comply with FDA’s GMP requirements and are subject to periodic inspections by FDA. If our manufacturers are unable to comply with FDA requirements, they may be unable to meet our supply needs. These difficulties also could result in the recall or withdrawal of a product from the market or a failure to have adequate supplies to meet market demand. If the safety or manufacturing quality of any drug candidate supplied by contract manufacturers is compromised due to one or more of those contract manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to maintain regulatory approval to run clinical trials or to obtain and maintain regulatory approval for one or more of our drug candidates, which would harm our business and prospects significantly.

Any significant delays in the manufacture and/or supply of clinical or commercial supplies could materially harm our business, financial condition, results of operations and prospects.

Ingredients, excipients, test kits and other materials necessary to manufacture our drug candidates may not be available on commercially reasonable terms, or at all, which may adversely affect the development and commercialization of our drug candidates.

We and our third-party manufacturers must obtain from third-party suppliers the APIs, excipients, and/or other raw materials plus primary and secondary packaging materials necessary for our contract manufacturers to produce our drug candidates for our clinical trials and, to the extent approved or commercialized, for commercial distribution. Although we have entered or intend to enter into agreements with third-party suppliers that will guarantee the availability and timely delivery of APIs, excipients, test kits and materials for our drug candidates, we have not yet entered into agreements for the supply of all such ingredients, excipients, test kits or materials, and we may be unable to secure all such supply agreements or guarantees on commercially reasonable terms, if at all. Even if we were able to secure such agreements or guarantees, our suppliers may be unable or choose not to provide us the ingredients, excipients, test kits or materials in a timely manner or in the quantities required. If Rayner or its third-party manufacturers experience difficulty obtaining the quantities of these ingredients, excipients or materials that are necessary for the manufacture of commercial supplies of OMIDRIA, the amount of royalty income we could expect to receive would be materially and adversely affected. Further, if we or our third-party manufacturers are unable to obtain APIs, excipients, test kits and materials as necessary for our clinical trials or for the manufacture of commercial supplies of our drug candidates, if approved, potential regulatory approval or commercialization would be delayed, which would materially and adversely affect our ability to generate revenue from the sale of our drug candidates.

If our clinical trials or clinical protocols are delayed, suspended or terminated, we may be unable to develop our drug candidates on a timely basis, which would adversely affect our ability to obtain regulatory approvals, increase our development costs and delay or prevent commercialization of approved products.

We cannot predict whether we will encounter problems with any of our completed, ongoing or planned clinical trials or clinical data collection protocols that will cause regulatory agencies, institutional review boards or ethics committees, or us to delay our clinical trials or suspend or delay the analysis of the data from those trials. Clinical trials and clinical data protocols can be delayed for a variety of reasons, including:

●	discussions with FDA, the EMA or other foreign authorities regarding the scope or design of our clinical trials or clinical data collection protocols;
●	delays or the inability to obtain required approvals from institutional review boards, ethics committees or other responsible entities at clinical sites selected for participation in our clinical trials;
●	delays in enrolling patients into clinical trials, collecting data from enrolled patients or collecting historical control data for any reason including disease severity, trial or data collection protocol design, study eligibility criteria, patient population size (e.g., for orphan diseases or for some pediatric indications), proximity and/or availability of clinical trial sites for prospective patients, availability of competing therapies and clinical trials, regional differences in diagnosis and treatment, perceived risks and benefits of the product or drug candidate, disruptions due to external events, including an outbreak of pandemic or contagious disease such as the COVID-19 coronavirus, which has slowed enrollment in our clinical trials of narsoplimab in patients with IgA nephropathy;
●	lower than anticipated retention rates of patients in clinical trials;
●	the need to repeat or conduct additional clinical trials as a result of inconclusive or negative results, failure to replicate positive early clinical data in subsequent clinical trials, failure to deliver an efficacious dose of a drug candidate, poorly executed testing, a failure of a clinical site to adhere to the clinical protocol or to follow GCPs or other study requirements, an unacceptable study design or other problems;
●	adverse findings in clinical or nonclinical studies related to the safety of our drug candidates in humans;
●	an insufficient supply of drug candidate materials or other materials necessary to conduct our clinical trials;
●	the need to qualify new suppliers of drug candidate materials for FDA and foreign regulatory approval;
●	an unfavorable inspection or review by FDA or other regulatory authority of a clinical trial site or records of any clinical investigation;
●	the occurrence of unacceptable drug-related side effects or adverse events experienced by participants in our clinical trials;
●	the suspension by a regulatory agency of a trial by imposing a clinical hold; or
●	the amendment of clinical trial or data collection protocols to reflect changes in regulatory requirements and guidance or other reasons as well as subsequent re-examination of amendments to clinical trial or data collection protocols by regulatory agencies, institutional review boards or ethics committees.

In addition, our clinical trial or development programs have been, and in the future may be, suspended or terminated by us, FDA or other regulatory authorities, or institutional review boards or ethics committees due to a number of factors, including:

●	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;
●	inspection of the clinical trial operations or trial sites by FDA or other regulatory authorities resulting in the imposition of a clinical hold;
●	our failure to comply with our regulatory obligations as a sponsor of clinical research, such as adverse event reporting, control of study drug, adequate study monitoring, and other obligations;
●	the failure to remove a clinical hold in a timely manner, if at all;
●	unforeseen safety issues or any determination that a trial presents unacceptable health risks;
●	inability to deliver an efficacious dose of a drug candidate; or
●	lack of adequate funding to continue the clinical trial or development program, including as a result of unforeseen costs due to enrollment delays, requirements to conduct additional trials and studies and/or increased expenses associated with the services of our contract research organizations (“CROs”), or other third parties.

If the results of our clinical trials are not available when we expect or if we encounter any delay in the analysis of data from our clinical trials, we may be unable to file for regulatory approval or conduct additional clinical trials on the schedule we currently anticipate. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a drug candidate. Any delays in completing our clinical trials could increase our development costs, could slow down our product development and regulatory submission process, could delay our receipt of product revenue and could make it difficult to raise additional capital. In addition, significant clinical trial delays also could allow our competitors to bring products to market before we do and impair our ability to commercialize our future products, potentially harming our business.

Because we have a number of drug candidates and development programs, we may expend our limited resources to pursue a particular drug candidate or indication and fail to capitalize on drug candidates or indications for which there is a greater likelihood of obtaining regulatory approval and that may be more profitable, if approved.

We have limited resources and must focus on the drug candidates and clinical and preclinical development programs that we believe are the most promising. As a result, we may forgo or delay the pursuit of opportunities with other drug candidates or other indications that later prove to have greater commercial potential and may not be able to progress development programs as rapidly as otherwise possible. Further, if we do not accurately evaluate the commercial potential or target market for a particular drug candidate, we may relinquish valuable rights to that drug through collaboration, license or other royalty arrangements in cases in which it would have been advantageous for us to retain sole development and commercialization rights.

Our drug candidates may not successfully complete clinical development or be suitable for successful commercialization or generation of revenue through partnerships, and our preclinical programs may not produce drug candidates that are suitable for clinical trials.

We must successfully complete preclinical testing, which may include demonstrating efficacy and the lack of toxicity in established animal models, before commencing clinical trials for any drug candidate. Many pharmaceutical and biological drug candidates do not successfully complete preclinical testing. There can be no assurance that positive results from preclinical studies will be predictive of results obtained from subsequent preclinical studies or clinical trials. Even if preclinical testing is successfully completed, we cannot be certain that any drug candidates that do advance into clinical trials will successfully demonstrate safety and efficacy in clinical trials. Even if we achieve positive results in early clinical trials, they may not be predictive of the results in later trials, and safety and/or efficacy outcomes of early clinical trials may not be consistent with outcomes of subsequent clinical trials. There can be no assurance that we will be able to successfully commercialize our current or future drug candidates or to meet our expectations with respect to revenues or profits from such products.

We may incur substantial costs as a result of commercial disputes, claims, litigation or other legal proceedings relating to our business operations, especially with regard to patent and other intellectual property rights, and such costs or an adverse outcome in such a proceeding may adversely affect our financial condition, results of operations and/or stock price.

Our business involves numerous commercial contractual arrangements, important intellectual property rights, potential product liability, uncertainties with respect to clinical development, manufacture and regulatory approvals and other aspects that create heightened risks of disputes, claims and legal proceedings. These include claims that may be faced in one or more jurisdictions related to the safety of our drug candidates, the development of our drug candidates, our ability to obtain regulatory approval for our drug candidates, our expectations regarding product development and regulatory approval, sales and marketing practices, commercial disputes including with contract manufacturers, competition, environmental matters, employment matters and other matters. These matters could consume significant time and resources, even if we are successful. Many of our competitors and contractual counterparties are significantly larger than we are and, as a result, may be able to sustain the costs of complex litigation more effectively than we can because they have substantially greater resources. In addition, we may pay damage awards or settlements or become subject to equitable remedies that could, individually or in the aggregate, have a material negative effect on our financial condition, results of operations or stock price. Any uncertainties resulting from the initiation and continuation of any litigation also could have a material adverse effect on our ability to raise the capital necessary to continue our operations.

We may initiate or become subject to litigation regarding patents and other intellectual property rights. Patent infringement litigation involves many complex technical and legal issues and its outcome is often difficult to predict and the risk involved in doing so can be substantial. Generic drug manufacturers could seek approval to market a generic version of our products or challenge our intellectual property rights with respect to our drug candidates.

It may not be feasible to detect and undertake patent enforcement action to stop infringing activity by a number of individual entities, each on a small scale, such as compounding pharmacies. Further, our industry has produced a large number of patents and it is not always clear which patents cover various types of products or methods of use. A third party may claim that we or our contract manufacturers are using inventions covered by the third party’s patent rights and may go to court to stop us from engaging in the alleged infringing activity, including making, using or selling our drug candidates. These lawsuits are costly and could affect our results of operations and divert the attention of managerial and technical personnel. There is a risk that a court would decide that we, or our contract manufacturers, are infringing the third party’s patents and would order us or our contractors to stop the activities covered by the patents. In addition, if we or our contract manufacturers are found to have violated a third party’s patent, we or our contract manufacturers could be ordered to pay damages to the other party. We have agreed to or may agree to indemnify our contract manufacturers against certain patent infringement claims and thus may be responsible for any of their costs associated with such claims and actions. If we were sued for patent infringement, we would need to demonstrate that our drug candidates or methods of use either do not infringe the patent claims of the relevant patent or that the patent claims are invalid, and we might be unable to do this. Proving invalidity, in particular, is difficult since it requires clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents.

It is difficult and costly to protect our intellectual property and our proprietary technologies, and we may not be able to ensure their protection.

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection for the use, formulation and structure of our drug candidates, the methods used to manufacture them, the related therapeutic targets and associated methods of treatment as well as on successfully defending these patents against potential third-party challenges. Our ability to protect our drug candidates from unauthorized making, using, selling, offering to sell or importing by third parties is dependent on the extent to which we have rights under valid and enforceable patents that cover these activities.

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

We cannot provide assurances that any of our patent applications will be found to be patentable, including over our own prior art patents, or will issue as patents. Neither can we make assurances as to the scope of any claims that may issue from our pending and future patent applications nor to the outcome of any proceedings by any potential third parties that could challenge the patentability, validity or enforceability of our patents and patent applications in the U.S. or foreign jurisdictions. Any such challenge, if successful, could limit patent protection for our drug candidates and/or materially harm our business.

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. In addition, to the extent that we are unable to obtain and maintain patent protection for one of our drug candidates or in the event that such patent protection expires or is limited to method of use patent protection, it may no longer be cost-effective to extend our portfolio by pursuing additional development of a product or drug candidate for follow-on indications.

We also may rely on trade secrets to protect our technologies or drug candidates, especially where we do not believe patent protection is appropriate or obtainable. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, outside scientific collaborators and other advisers may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third-party entity illegally obtained and is using any of our trade secrets is expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside the U.S.

are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.

Our indebtedness and liabilities could limit the cash flow available for our operations and expose us to risks that could adversely affect our business, financial condition and results of operations.

As of December 31, 2021, we had $320.0 million total aggregate principal amount of our 2023 Notes and 2026 Notes outstanding, and we had approximately $1.0 million of outstanding finance lease obligations. We may incur additional indebtedness to meet future financing needs. Our existing and future indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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

We may not achieve commercial success if our competitors, many of whom have significantly more resources and experience than we, market products that are safer, more effective, less expensive or faster to reach the market than any products that we may develop and commercialize. Our competitors also may market a product that proves to be unsafe or ineffective, which may affect the market for future product we are developing, regardless of the safety or efficacy of our product. The failure of any future product that we may market to compete effectively with products marketed by our competitors would impair our ability to generate revenue, which would have a material adverse effect on our future business, our financial condition and our results of operations.

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

In August 2019, we entered into a loan and security agreement with Silicon Valley Bank (“SVB”). The credit facility contains restrictive covenants that limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, incur additional indebtedness and liens and enter into new businesses. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lender or terminate the credit facility, which may limit our operating flexibility. In addition, our credit facility is secured by all of our assets, excluding our intellectual property and development program inventories. While we had no outstanding borrowings under the credit facility and were in compliance with all covenants as of December 31, 2021, there is no guarantee that we will be able to generate sufficient cash flow or revenue to meet these financial covenants or pay the principal and interest on any future borrowings under our facility.

Product liability claims may damage our reputation and, if insurance proves inadequate, these claims may harm our business.

We may be exposed to the risk of product liability claims that is inherent in the biopharmaceutical industry. A product liability claim may damage our reputation by raising questions about our product’s safety and efficacy and could limit our ability to sell one or more products by preventing or interfering with commercialization of our drug candidates. In addition, product liability insurance for the biopharmaceutical industry is generally expensive to the extent it is available at all. There can be no assurance that we will be able to obtain or maintain such insurance on acceptable terms for any product we bring to market. Further, our product liability insurance coverage may not provide coverage for or may be insufficient to reimburse us for any or all expenses or losses we may suffer. A successful claim against us with respect to uninsured liabilities or in excess of insurance coverage could have a material adverse effect on our business, financial condition and results of operations.

We rely on third parties to conduct portions of our preclinical research and clinical trials. If these third parties do not perform as contractually required or otherwise expected, or if we fail to adequately supervise or monitor these parties, we may not be able to obtain regulatory approval for or commercialize our drug candidates.

We rely on third parties, such as CROs, medical and research institutions and clinical investigators, to conduct a portion of our preclinical research, assist us in conducting our clinical trials or to conduct third party-sponsored clinical trials of our drug candidates. Nonetheless, we are responsible for confirming that our preclinical research and clinical trials are conducted in accordance with applicable regulations, the relevant trial protocol and within the context of approvals by an institutional review board or ethics committee, and we may not always be successful in ensuring such compliance. Our reliance on these third parties does not relieve us of responsibility for ensuring compliance with FDA and other regulations and standards for conducting, monitoring, recording and reporting the results of preclinical research and clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical and clinical development processes may be extended, delayed, suspended or terminated, and we may not be able to commercialize or obtain regulatory approval for our drug candidates.

We may need to maintain licenses for active ingredients from third parties to develop and commercialize some of our drug candidates, which could increase our development costs and delay our ability to commercialize those drug candidates.

Should we decide to use APIs in any of our drug candidates that are proprietary to one or more third parties, such as our PDE7 program (OMS527), we would need to maintain licenses to those active ingredients from those third parties. If we are unable to continue to access rights to these active ingredients prior to conducting preclinical toxicology studies intended to support clinical trials, we may need to develop alternate drug candidates from these programs by either accessing or developing alternate active ingredients, resulting in increased development costs and delays in commercialization of these drug candidates. If we are unable to maintain continued access rights to the desired active ingredients on commercially reasonable terms or develop suitable alternate active ingredients, or if we do not meet diligence or other obligations under the corresponding licenses, we may not be able to commercialize drug candidates from these programs.

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

During the 12-month period ended December 31, 2021, our stock traded as high as $23.53 per share and as low as $5.67 per share. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to numerous factors, many of which are beyond our control. In addition, the stock market has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of publicly traded companies. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. These fluctuations may be even more pronounced in the trading market for our stock. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

If we issue additional shares of our common stock or other securities that may be convertible into, or exercisable or exchangeable for, our common stock, our existing shareholders would experience further dilution.

To the extent that we raise additional funds in the future by issuing equity securities, our shareholders would experience dilution, which may be significant and could cause the market price of our common stock to decline significantly. In addition, approximately 13.1 million shares of common stock were subject to outstanding options, awards and warrants as of December 31, 2021 and may become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements. As of December 31, 2021, we also had approximately 6.0 million shares of common stock reserved for future issuance under our employee benefit plans that are not subject to outstanding options. Further, to the extent we issue common stock upon conversion of the Convertible Notes, such conversion would dilute the ownership interests of existing stockholders despite the expected reduction of such dilution as a result of the capped call transactions that we entered into in connection with the original issuances of the Convertible Notes. If the holders of outstanding options or warrants elect to exercise some or all of them, or if the shares subject to our employee benefit plans are issued and become eligible for sale in the public market, or we issue common stock upon conversion of the Convertible Notes, our shareholders would experience dilution and the market price of our common stock could decline.

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

ITEM 1B.            UNRESOLVED STAFF COMMENTS

None.

ITEM 2.              PROPERTIES

We lease approximately 119,719 square feet for our principal office and laboratory space in the building located at 201 Elliott Avenue West, Seattle, Washington (“the Omeros Building”), which includes 9,199 square feet of laboratory space that we are subleasing to third parties. The lease term for our space is through November 2027. We also have two options to extend the lease term, each by five years. The annual base rent due under the lease for our principal office and laboratory space is $7.1 million for 2022, $7.3 million for 2023 and $7.4 million for 2024. In addition, we are responsible for paying our proportionate share of the building’s utilities, taxes, insurance and maintenance as well as a property management fee.

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

Holders

As of February 24, 2022, there were approximately 62,726,515 shares of our common stock outstanding, which were held by 85 holders of record.

Dividends

We have never declared or paid any cash dividends on our capital stock. We expect to retain all available funds and future earnings to fund the development and growth of our business and we do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We did not sell any equity securities that were not registered under the Securities Act during the fiscal year ended December 31, 2021.

Stock Performance Graph

The following graph compares the cumulative total shareholder return for our common stock (OMER), the Nasdaq Biotechnology Index (NBI) and the Nasdaq U.S. Benchmark TR Index (NQUSBT) for the period beginning December 31, 2016 and ending December 31, 2021. This graph assumes that $100 was invested on December 31, 2016 in our common stock, the Nasdaq Biotechnology Index and the Nasdaq U.S. Benchmark TR Index. It also assumes that any dividends were reinvested. The data shown in the following graph are not necessarily indicative of future stock price performance.

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

ITEM 6. [RESERVED]

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

Overview

We are a clinical-stage biopharmaceutical company committed to discovering, developing and commercializing small-molecule and protein therapeutics for large-market as well as orphan indications targeting immunologic diseases, including complement-mediated diseases and cancers related to dysfunction of the immune system, as well as addictive and compulsive disorders.

Our drug candidate narsoplimab is the subject of a biologics license application (“BLA”) that, following receipt of a CRL, is pending before the the U.S. Food and Drug Administration (“FDA”) for the treatment of hematopoietic stem cell transplant-associated thrombotic microangiopathy (“HSCT-TMA”). We also have multiple Phase 3 and Phase 2 clinical-stage development programs, which are focused on complement-mediated disorders, including immunoglobulin A (“IgA”) nephropathy, atypical hemolytic uremic syndrome (“aHUS”), and COVID-19. We have successfully completed a Phase 1 clinical trial in healthy subjects and are initiating a Phase 1b clinical trial in PNH patients for our MASP-3 inhibitor OMS906 targeting the alternative pathway of complement. We also have successfully completed a Phase 1 study in our phosphodiesterase 7 (“PDE7”) program focused on addiction. In addition, we have a diverse group of preclinical programs, including GPR174, a novel target in immuno-oncology that modulates a new cancer immunity axis that we discovered. We are also advancing other related cancer therapeutics as well as CAR T-cell and adoptive T-cell therapies. Small-molecule and antibody inhibitors of GPR174 are part of our proprietary G protein-coupled receptor (“GPCR”) platform through which we control 54 GPCR drug targets and their corresponding compounds. We also possess a proprietary-asset-enabled antibody-generating technology.

On December 23, 2021, we closed on an Asset Purchase with Rayner Surgical, Inc. (“Rayner”) for the sale of our commercial product OMIDRIA and certain related assets including inventory and prepaid expenses (the “Transaction”). Rayner paid us $126.0 million in cash at closing, and we retained all outstanding accounts receivable as of the closing date. We will receive a royalty on world-wide sales of OMIDRIA and potentially a $200.0 million milestone payment if separate payment for OMIDRIA is secured in the U.S. for a continuous period of at least four years before January 1, 2025.

As a result of the OMIDRIA divestiture, the results of OMIDRIA operations have been reclassified to net income from discontinued operations, net of tax in our consolidated statements of operations and comprehensive loss and excluded from continuing operations for all periods presented (See Net Income from Discontinued Operations, Net of Tax below for additional information).

As of December 31, 2021, we had $157.3 million in cash and cash equivalents and short-term investments available for general corporate use and $38.2 million in accounts receivable, which we expect to collect in full by March 31, 2022.

Results of Operations

Research and Development Expenses

Our research and development expenses can be divided into three categories: direct external expenses, which include clinical research and development and preclinical research and development activities; internal, overhead and other expenses; and stock-based compensation expense. Direct external expenses consist primarily of expenses incurred pursuant to agreements with third-party manufacturing organizations prior to receiving regulatory approval for a drug candidate, contract research organizations (“CROs”), clinical trial sites, collaborators, and licensors and consultants. Costs are reported in preclinical research and development until the program enters the clinic. Internal, overhead and other expenses consist of personnel costs, overhead costs such as rent, utilities and depreciation and other miscellaneous costs. The discontinued operations of OMIDRIA relates to the costs of drug manufacturing stability and quality control testing and costs of employees and consultants. The following table illustrates our expenses associated with these activities:

	Year Ended
	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Continuing research and development expenses:
Direct external expenses:
Clinical research and development:
MASP-2 program - OMS721 (narsoplimab)	$48,806	$45,020	$49,804
MASP-3 program - OMS906	7,005	7,172	—
PDE7 - OMS527	555	1,833	4,066
Total clinical research and development	56,366	54,025	53,870
Preclinical research and development	15,031	10,664	14,291
Total direct external expenses	71,397	64,689	68,161
Internal overhead and other expenses	40,587	36,760	32,155
Stock-based compensation expense	6,791	6,163	6,008
Total continuing research and development expenses	118,775	107,612	106,324
Discontinued research and development expense	3,839	3,205	3,372
Total research and development expenses	$122,614	$110,817	$109,696

Clinical research and development expenses increased $2.3 million between 2021 and 2020 primarily due to increased narsoplimab drug manufacturing costs partially offset by reduced OMS527 toxicology study costs. The change in clinical research and development costs between 2020 and 2019 is primarily due to the migration of OMS906 from preclinical to clinical research and development beginning in the third quarter of 2020 offset by reduced MASP-2 costs.

Preclinical research and development expenses increased $4.4 million in 2021 compared to 2020, primarily due to drug substance, stability and toxicology work on OMS1029 offset by the migration of OMS906 from preclinical to clinical research and development beginning in the third quarter of 2020. The $3.6 million decrease in preclinical research and development expenses in 2020 compared to 2019 was primarily due to the advancement of OMS906 to clinical research and development in the third quarter of 2020.

The increases in internal, overhead and other expenses in all years presented are primarily due to additional employee-related costs and buildout of expanded laboratory facilities to support our research and development activities.

We expect overall continued research and development costs to increase in 2022 as we continue our ongoing Phase 3 clinical programs for narsoplimab and the manufacturing of narsoplimab drug substance to meet our clinical supply needs as well as our commercial requirements should we receive FDA approval for the use of narsoplimab for the treatment of HSCT-TMA. Our accounting policy is to expense all manufacturing costs related to drug candidates until regulatory approval is reasonably assured in either the U.S. or Europe.

At this time, we are unable to estimate with certainty the longer-term costs we will incur in the continued development of our drug candidates due to the inherently unpredictable nature of our preclinical and clinical development activities as well as the potential impact of the COVID-19 pandemic. Clinical development timelines, the probability of success and development costs can differ materially as new data become available and as expectations change. Our future research and development expenses will depend, in part, on the preclinical or clinical success of each drug candidate as well as ongoing assessments of each program’s commercial potential. In addition, we cannot forecast with precision which drug candidates, if any, may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

We are required to expend substantial resources in the development of our drug candidates due to the lengthy process of completing clinical trials and seeking regulatory approval. Any failure or delay in completing clinical trials, or in obtaining regulatory approvals, could delay our generation of product revenue and increase our research and development expenses.

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

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Continuing selling, general and administrative expense:
Selling, general and administrative expenses, excluding stock-based compensation expense	$46,688	$41,692	$32,755
Stock-based compensation expense	8,154	7,614	6,959
Total continuing selling, general and administrative expenses	54,842	49,306	39,714
Discontinued selling, general and administrative expenses	25,428	23,389	24,912
Total selling, general and administrative expenses	$80,270	$72,695	$64,626

The increase in continuing selling, general and administrative expenses, excluding stock-based compensation, during both years ended December 31, 2021 and 2020 was primarily due to increased pre-commercialization activities for narsoplimab for the treatment of HSCT-TMA.

Our continuing selling, general and administrative expenses for 2022 are highly dependent on the approval of narsoplimab as we have not yet hired the narsoplimab field sales force or initiated various commercial launch activities. If narsoplimab is approved in 2022, our continuing selling, general and administrative expenses will increase as we hire the field sales team and initiate commercial launch activities. If narsoplimab is not approved, our continuing selling, general and administrative expenses are expected to be less than in 2021.

Interest Expense

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Interest expense	$19,669	$26,751	$22,657

Interest expense is primarily comprised of contractual interest and amortization of debt issuance and debt discount related to our 6.25% Convertible Senior Notes (the “2023 Notes”) and 5.25% Convertible Senior Notes (the “2026 Notes”) as well as interest on our finance leases. Interest expense decreased $7.1 million compared to the prior year due to the January 1, 2021 adoption of ASU 2020-06, which eliminated the amortization of the non-cash debt discount on the 2023 and 2026 Notes previously allocated to equity. This decrease was partially offset by the increase in interest related to our 2026 Notes, which were issued in August and September 2020. For more information regarding our debt and our unsecured convertible notes (see Part II, Item 8, “Note 9—Unsecured Convertible Senior Notes”).

Loss on Early Extinguishment of Debt

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Loss on early extinguishment of debt	$—	$13,374	$—

In August 2020, we repurchased $115.0 million of the outstanding 2023 Notes. We recorded a $13.4 million loss on early extinguishment of debt related to the unamortized discount and issuance costs related to the repurchase.

Other Income

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Other income	$1,740	$654	$1,553

Other income principally includes sublease rental income and interest earned on our cash and investments. The variations between years is primarily due to $0.8 million of expenses incurred in 2020 in connection with terminating the portion of the capped call related to the 2023 Notes that we repurchased.

Income Tax Benefit

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Income tax benefit	$—	$23,256	$19,774

The income tax benefit in 2020 relates to the issuance of the 2026 Notes respectively (see Part II, Item 8, “Note 14—Income Taxes”).

In December 2019, the Financial Accounting Standards Board issued ASU 2019-12, Income Taxes (Topic 740), which is intended to simplify various aspects of the income tax accounting guidance. ASU 2019-12 eliminates the exception to the incremental approach of intra-period tax allocation when there is a loss from continuing operations and income or gain from other items. As the Company prospectively adopted ASU 2019-12 January 1, 2021, we did not apply any intraperiod allocation rules to 2021. However, we reclassified the tax benefit of income from discontinued operations in prior periods to offset losses from continuing operations.

During 2020, we recorded an income tax benefit of $23.3 million from continuing operations comprising $12.0 million related to the issuance of our 2026 and 2023 Notes, and an additional $11.2 million income tax benefit related to the sale of OMIDRIA assets to Rayner into income from continuing operations. During 2019, we recorded $19.7 million of income tax benefit into continuing operations related to OMIDRIA assets sold to Rayner.

Net Income from Discontinued Operations, Net of Tax

On December 23, 2021, we sold our commercial drug, OMIDRIA, to Rayner. As a result of the OMIDRIA divestiture, the results of OMIDRIA operations have been reclassified to discontinued operations in our consolidated statements of operations and comprehensive loss and excluded from continuing operations for all periods presented. Net income from discontinued operations, net of tax is as follows:

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Net income from discontinued operations, net of tax	$385,781	$35,072	$62,882

Net income from OMIDRIA operations and the gain recognized on disposition of the asset is shown below:

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Product sales, net	$110,735	$73,813	$111,805
Royalty income	1,035	—	—
OMIDRIA income	111,770	73,813	111,805

Costs and expenses:
Cost of product sales	1,364	902	865
Research and development	3,839	3,205	3,372
Selling, general and administrative	25,428	23,389	24,912
Total costs and expenses	30,631	27,496	29,149
Income before income tax expense	81,139	46,317	82,656
Income tax expense	(1,006)	(11,245)	(19,774)
Net income from discontinued operations, net of tax	80,133	35,072	62,882
Gain on sale of OMIDRIA, net	305,648	—	—
Net income from discontinued operations, net of tax	$385,781	$35,072	$62,882

Product Sales, Net and Royalty Income

The fluctuation in 2020 product sales, net, reclassed to discontinued operations, was due to COVID-19-related reductions in the number of elective cataract procedures from mid-March 2020 through late June 2020. Additionally OMIDRIA pass-through reimbursement under Medicare Part B expired on October 1, 2020 and OMIDRIA revenues were significantly reduced. In December 2020, CMS confirmed that OMIDRIA qualifies for separate payment when used in the ASC setting, and sales normalized during the first half of 2021.

After the sale of OMIDRIA to Rayner, we receive royalty payments of 50% of U.S. domestic net sales. We will continue to earn royalties at this rate until the earlier of January 1, 2025 or when separate payment for OMIDRIA is secured in the U.S. for a continuous period of at least four years. Should separate payment be achieved during this time, the Company would receive a $200.0-million milestone payment from Rayner. Upon the earlier of qualifying for the milestone payment or January 1, 2025, the royalty rate will be reduced to 30% (the “U.S. base royalty rate”) until the expiration or termination of the last issued and unexpired U.S. patent. The U.S. base royalty rate is reduced to 10% upon the occurrence of certain events such as OMIDRIA no longer being eligible for separate payment. We will also receive a royalty of 15% on OMIDRIA net sales outside the U.S. on a country-by-country basis until the expiration or termination of the last issued and unexpired OMIDRIA patent in such country.

OMIDRIA sales have historically been highly dependent on separate payment under Medicare Part B.  Given that OMIDRIA reimbursement might be dependent on CMS’ annual renewals and policy, we would likely experience significant fluctuations in period-over-period OMIDRIA royalty earnings should CMS change its non-opioid separate payment policy, which likely would effect CMS’ reimbursement of OMIDRIA.

Deductions to OMIDRIA sales consist of chargebacks, rebates, distribution fees and product return allowances (see Part II, Item 8, “Note 2—Significant Accounting Policies”).  The overall percentage deductions to OMIDRIA sales were as follows:

	Year Ended December 31,
	2021	2020	2019
Deductions percentage to OMIDRIA sales	29.9%	31.2%	27.7%

The gain on the sale of OMIDRIA included in discontinued operations for the year ended December 31, 2021 is as follows:

(In thousands)
Cash proceeds	$125,993
OMIDRIA contract royalty asset	184,570
Gain on sale of OMIDRIA, gross	310,563
Transaction and closing costs	(1,972)
Restricted Stock Units ("RSUs") granted to transferred employees	(1,419)
Prepaid assets and inventory at cost	(1,524)
Gain on sale of OMIDRIA, net	$305,648

OMIDRIA Royalties and OMIDRIA Contract Royalty Assets

Upon the closing of the Transaction, we have rights to receive from Rayner future royalties on OMIDRIA net sales at royalty rates that vary based on geography and certain regulatory contingencies. Therefore, future OMIDRIA royalties are treated as variable consideration. The sale of OMIDRIA qualifies as an asset sale. To measure the OMIDRIA contract royalty asset, we used the expected value approach which is the sum of the discounted probability-weighted royalty payments, net of tax, we would receive using a range of potential outcomes, to the extent that it is probable that a significant reversal in the amount of cumulative income recognized will not occur. The contract royalty asset excludes the achievement of the $200.0-million milestone payment and any foreign royalties to the extent it is probable that a significant reversal in the amount of cumulative income recognized will not occur. Royalties earned will be recorded as a reduction to the OMIDRIA contract royalty asset. The amount recorded in discontinued operations in future periods will reflect interest earned on the outstanding OMIDRIA contract royalty asset and any amounts received different from the expected royalties recorded at closing. The OMIDRIA contract royalty asset will also be re-measured periodically using the expected value approach based on actual results and future expectations Any required adjustment to the OMIDRIA contract royalty asset will be recorded into discontinued operations.

On December 22, 2021, the Company granted and expensed RSUs to employees who accepted offers to work for Rayner as a retention incentive to help drive sales of OMIDRIA. The RSUs vest over a two-year period contingent on continued employment at Rayner.

Financial Condition - Liquidity and Capital Resources

As of December 31, 2021, we had $157.3 million in cash, cash equivalents and short-term investments available for general corporate use held primarily in money-market accounts, as compared to $135.0 million at December 31, 2020. As of December 31, 2021, we also had accounts receivable of $38.2 million. We have historically generated net losses and incurred negative cash flows. With the sale of OMIDRIA to Rayner, we had net income of $194.2 million and negative cash flows from operations of $109.7 million as compared to negative cash flows of $100.1 million in the prior year.

We plan to continue to fund our operations with our cash and investments, our outstanding accounts receivable, OMIDRIA royalties and potentially the $200.0 million milestone related to achieving long-term OMIDRIA separate payment. If FDA approval is granted for narsoplimab for HSCT-TMA within the next twelve months, sales of narsoplimab will also provide funds for our operations. In addition, we have a sales agreement to sell shares of our common stock, from time to time, in an “at the market” equity offering facility through which we may offer and sell shares of our common stock having an aggregate amount of up to $150.0 million. Should it be determined to be strategically advantageous, we could pursue debt financings as well as public and private offerings of our equity securities, similar to those we have previously completed, or other strategic transactions, which may include licensing a portion of our existing technology. Should it be necessary to manage our operating expenses, we would reduce our projected cash requirements by delaying clinical trials, reducing selected research and development efforts, or implementing other restructuring activities. We have $95.0 million of 2023 Notes due in November 2023. We plan to fund the repayment of the 2023 Notes through cash from operations, including narsoplimab HSCT-TMA revenues should approval be granted by FDA, the $200.0 million milestone related to OMIDRIA, strategic transactions, sale of stock or through issuance of additional debt.

Cash Flow Data

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Selected cash flow data
Cash provided by (used in):
Operating activities	$(109,722)	$(100,086)	$(60,073)
Investing activities	$193,710	$(67,031)	$(3,401)
Financing activities	$6,319	$174,534	$60,697

Operating Activities. Net cash used in operating activities increased for the year ended December 31, 2021 by $9.6 million compared to the same period in 2020. The change in net income adjusted for non-cash items increased by $12.1 million. In addition, we had a $65.7 million increase in the change in operating receivables due to timing of OMIDRIA Medicare Part B reimbursement and a $34.4 million decrease in the change in accounts payable.

Net cash used in operating activities increased for the year ended December 31, 2020 by $40.0 million compared to the same period in 2019. The difference largely resulted from the $53.6 million increase in our net loss from 2019, a $33.0 million increase in cash used in accounts payable and accrued expense, and a $3.6 million increase in cash used for prepaid and other assets. These increases were partially offset by a $43.7 million increase in cash provided from collections of accounts receivable and an increase in non-cash charges of $5.6 million.

Investing Activities. Net cash provided by investing activities increased $260.7 million during 2021 compared to the same period in 2020. This was driven by the $126.0 million payment made as part of the OMIDRIA asset sale and an increase of $134.7 million in net proceeds from the purchase and sale of investments.

Net cash used in investing activities increased $63.6 million during 2020 compared to the same period in 2019, driven by an increase in purchases of investments of $133.2 million offset by proceeds from sale and maturities of investments of $66.4 million.

Financing Activities. Net cash provided by financing activities during 2021 decreased $168.2 million from the prior year. The decrease was due to receiving cash proceeds of $76.9 million, net, in the prior year, from the issuance of our 2026 Notes, which includes the payments for partial repurchase of our 2023 Notes, payments for debt issuance costs, proceeds from termination of our 2023 capped call, and purchases of capped calls related to our 2026 Notes. In addition, we received net proceeds of $93.7 million from our August 2020 public offering of our common stock.

Convertible Notes

For more information regarding the 2023 and 2026 Notes see (Part II, Item 8, “Note 8—Unsecured Convertible Senior Notes”).

Line of Credit

We have a Line of Credit Agreement that is secured by all our assets excluding intellectual property and development program inventories and matures on August 2, 2022. The Line of Credit is based upon maintaining a certain amount of accounts receivables including royalty receivables from Rayner. As of December 31, 2021, we had no outstanding borrowings under the Line of Credit Agreement and we were in compliance with all covenants. For more information regarding the Line of Credit Agreement (see Part II, Item 8, “Note 8—Line of Credit”).

Contractual Obligations and Commitments

Operating Leases

We lease our office and laboratory space in The Omeros Building under a lease agreement with BMR - 201 Elliott Avenue LLC. The initial term of the lease ends in November 2027 and we have two options to extend the lease term, each by five years. We lease office and laboratory equipment under various operating and finance lease agreements with initial terms of five years or less. As of December 31, 2021, the remaining aggregate non-cancelable rent payable under the initial term of the lease, excluding common area maintenance and related operating expenses, is $42.9 million.

Convertible Notes

Refer to “Financial Condition—Liquidity and Capital Resources—Convertible Notes” above.

Goods & Services

We have certain non-cancelable obligations under other agreements for the acquisitions of goods and services associated with the manufacturing of our drug candidates, which contain firm commitments. As of December 31, 2021, our aggregate firm commitments are $32.0 million.

We may be required, in connection with in-licensing or asset acquisition agreements, to make certain royalty and milestone payments and we cannot, at this time, determine when or if the related milestones will be achieved or whether the events triggering the commencement of payment obligations will occur. Therefore, such payments are not included in the table above. For information regarding agreements that include these royalty and milestone payment obligations, see Part II, Item 8, “Note 11—Commitments and Contingencies” to our Consolidated Financial Statements in this Annual Report on Form 10-K.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our consolidated financial statements, in conformity with U.S. generally accepted accounting principles (“GAAP”), requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances; however, actual results could differ from those estimates. An accounting policy is considered critical if it is important to a company’s financial condition and results of operations and if it requires the exercise of significant judgment and the use of estimates on the part of management in its application. Although we believe that our judgments and estimates are appropriate, actual results may differ materially from our estimates. For a summary of our critical accounting policies, (see Part II, Item 8, “Note 2—Significant Accounting Policies” to our Consolidated Financial Statements in this Annual Report on Form 10-K.

We believe the following to be our critical accounting policies because they are both important to the portrayal of our financial condition and results of operations and they require critical judgment by management and estimates about matters that are uncertain:

●	revenue recognition;
●	OMIDRIA royalties and contract asset accounting;
●	research and development expenses related to clinical trials;
●	accounting for lease agreements, primarily related to our computation of incremental borrowing rate;
●	accounting for convertible debt issuances, primarily related to fair valuing debt and issuance costs; and
●	stock-based compensation, primarily related to our fair value assumptions.

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

We provide reimbursement support services and financial assistance in the form of a rebate to patients whose commercial insurance is inadequate to cover the full cost of our drug product. We apply an experience ratio based on historical and projected patient claims. This experience ratio is applied to product sales to determine the patient rebate accrual and is reviewed and updated periodically to reflect actual results.

Distribution Fees and Product Return Allowances: We pay our wholesalers a distribution fee for services that they perform for us based on the wholesaler average cost value of their purchases. We record a provision against product sales for these charges at the time of sale to the wholesaler.

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

OMIDRIA Royalties and OMIDRIA Contract Royalty Asset

Upon the closing of the Transaction, we have rights to receive future royalties from Rayner on OMIDRIA net sales at royalty rates that vary based on geography and certain regulatory contingencies. Therefore, future OMIDRIA royalties are treated as variable consideration. To measure the OMIDRIA contract royalty asset, we used the expected value approach which is the the discounted sum of probability-weighted royalty payments, net of tax, we would receive using a range of potential outcomes, to the extent that it is probable that a significant reversal in the amount of cumulative income recognized will not occur. Our calculations take the net present value of the sum to arrive at the OMIDRIA contract royalty asset stated on the balance sheet. The contract royalty asset excludes the achievement of the $200.0- million milestone payment and any foreign royalties to the extent it is probable that a significant reversal in the amount of cumulative income recognized will not occur. Royalties earned will be recorded as a reduction to the OMIDRIA contract royalty asset. The amount recorded in discontinued operations in future periods will reflect interest earned on the outstanding OMIDRIA contract royalty asset and any amounts received different from the expected royalties recorded at closing. The OMIDRIA contract royalty asset is subject to changes in net sales of OMIDRIA. A 10% change in net sales results in an $18.4 million change in value of the OMIDRIA contract royalty asset, resulting in a potential contract royalty asset valued within the range of $166.7 million to $203.5 million, all else being equal. Changes in net sales could occur due to various risks such as competitors entering the market, technology change as to how cataracts are treated and loss of separate payment status. In determing the value of the OMIDRIA contract royalty asset, we have considered all these factors. The OMIDRIA contract royalty asset will be re-measured periodically using the expected value approach based on actual results and future expectations. Any required adjustment to the OMIDRIA contract royalty asset will be recorded into discontinued operations.

We receive monthly royalty payments based on Rayner’s OMIDRIA product sales in accordance with the Asset Purchase Agreement. Upon the closing of the Transaction, we determined the expected minimum net present value of future OMIDRIA royalty payments and recognized the amount as a gain on the sale of OMIDRIA in discontinued operations on our income statement and as OMIDRIA contract royalty asset on our balance sheet. To determine the OMIDRIA contract royalty asset, we used the expected value approach which is based on the sum of probability-weighted payments we would receive using a range of potential outcomes using a double digit discount rate and the statutory federal income tax rate. The contract royalty asset excludes any revenue which potentially may be reversed in the event of an over estimation. Therefore, we did not include any expectation of receiving the $200.0-million milestone payment or any foreign royalties as we could not judge the probability of those events with certainty.

Royalties earned will be recorded as a reduction to the OMIDRIA contract royalty asset. The amount recorded through earnings in discontinued operations will reflect the time value of money on the outstanding OMIDRIA contract royalty asset. The OMIDRIA contract royalty asset will be evaluated periodically and adjusted using the expected value approach based on actual results and future expectations. Any required adjustments will be recorded into discontinued operations.

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

Contracted research and manufacturing costs are primarily incurred in the development and production of our drug substance and drug candidates. Prior to approval, our estimates are based on the timing of services provided. We record accrued expenses equal to our estimated expense in excess of amount invoiced by the suppliers.

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

Convertible Debt Issuances

On January 1, 2021, we adopted Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion Options (Subtopic 470.20 and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) on a modified retrospective basis. ASU 2020-06 removes the separate liability and equity accounting for our convertible senior notes. As of January 1, 2021, we account for our convertible senior notes wholly as debt. Prior to January 1, 2021, we accounted for convertible debt that may be settled wholly or partially in cash upon conversion as having both a liability component (debt) and an equity component (conversion option). The cash conversion guidance applies as the embedded conversion features meet the requirements for a derivative scope exception for instruments that are both indexed to an entity’s own stock and classified in stockholders’ equity in the balance sheet. Principal cash proceeds from the instrument are allocated first to the liability component based on the fair value of non-convertible debt using the income and market-based approaches to determine an effective interest rate for present valuing the cash proceeds. For the income-based approach, we use a convertible bond pricing model that includes several assumptions such as volatility and a risk-free rate. For the market-based approach, we observe the price of derivative price instruments purchased in conjunction with our convertible senior note issuances or evaluate issuances of convertible debt securities by other companies with similar credit risk ratings at the time of issuance. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the instrument. Issuance costs from the instrument are then allocated to the liability and equity components in the same proportion as the proceeds. The equity component of the cash principal proceeds and the liability component of the issuance costs represent a debt discount. which we amortized in prior years as non-cash interest expense over the term of the notes method. On

Transactions involving contemporaneous exchanges of cash between the same debtor and creditor in connection with the issuance of a new debt obligation and satisfaction of an existing debt obligation by the debtor are evaluated as a modification or an exchange transaction depending on whether the exchange is determined to have substantially different terms. The 2023 Notes repurchase and issuance of the 2026 Notes) were deemed to have substantially different terms due to the significant difference between the value of the conversion option immediately prior to and after the exchange. Therefore, the repurchase of the 2023 Notes was accounted for as a debt extinguishment.

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

ITEM 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily confined to our investment securities and debt. The primary objective of our investment activities is to preserve our capital to fund operations, and we do not enter into financial instruments for trading or speculative purposes. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in high-credit-quality securities. As of December 31, 2021, we had cash, cash equivalents and short-term investments of $157.3 million. In accordance with our investment policy, we invest funds in highly liquid, investment-grade securities. The securities in our investment portfolio are not leveraged and are classified as available-for-sale. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative effect on the realized value of our investment portfolio. We actively monitor changes in interest rates and, with our current portfolio of short-term investments, we are not exposed to potential loss due to changes in interest rates.

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Omeros Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Omeros Corporation (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2022 expressed an unqualified opinion thereon.

Adoption of ASU No. 2020-06

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for convertible instruments in 2021 due to the adoption of ASU No. 2020-06, Debt–Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging–Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

OMIDRIA Contract Royalty Asset
Description of the Matter

As more fully described in Note 2 of the financial statements, the Company recorded a contract asset in connection with its sale of OMIDRIA to Rayner Surgical, Inc. on December 23, 2021. To measure that contract asset, the Company used the expected value approach, which is the sum of the probability-weighted royalty payments using a range of potential outcomes, to the extent that it is probable that a significant reversal in the amount of cumulative income recognized will not occur.

Auditing management’s forecasts is complex and requires judgment due to the level of estimation uncertainty and the sensitivity of the asset’s value to changes in assumptions. In particular, the value of the OMIDRIA contract royalty asset is sensitive to changes in significant assumptions such as forecasted royalties due from Rayner Surgical, Inc. in various scenarios, the probability-weighting of those scenarios, and the discount rate applied, which are affected by expectations about future market and regulatory conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s internal controls over management’s process for measuring the OMIDRIA contract royalty asset.

To test the measurement of the OMIDRIA contract royalty asset, we performed audit procedures that included, among others, evaluating (1) the estimated future royalties in various scenarios, (2) management’s relative weighting of those scenarios, and (3) the discount rate applied. We compared estimated future royalties to the Company’s historical revenues and royalty rates in the asset purchase agreement. We evaluated the appropriateness and likelihood of occurrence of the various scenarios included in management’s calculation, given the Company’s experience and industry trends. We involved valuation specialists to assist in our testing of the discount rate and verified the clerical accuracy of the calculation. We also evaluated the Company’s disclosures in the consolidated financial statements related to these matters.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1998.

Seattle, Washington

March 1, 2022

OMEROS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$100,808	$10,501
Short-term investments	56,458	124,452
OMIDRIA contract royalty asset, short-term	44,319	—
Receivables, net	38,155	3,841
Prepaid expense and other assets	8,149	10,455
Current assets from discontinued operations	—	2,036
Total current assets	247,889	151,285
OMIDRIA contract royalty asset	140,251	—
Property and equipment, net	1,731	2,551
Right of use assets	28,276	25,526
Restricted investments	1,054	1,055
Advanced payments, non-current	67	625
Total assets	$419,268	$181,042

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$13,400	$4,199
Accrued expenses	33,134	28,755
Current portion of lease liabilities	5,255	3,782
Total current liabilities	51,789	36,736
Lease liabilities, non-current	29,126	28,770
Unsecured convertible senior notes, net	313,458	236,288
Other accrued liabilities - noncurrent	1,115	—
Commitments and contingencies (Note 11)
Shareholders’ equity (deficit):
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized; none issued and outstanding at December 31, 2021 and December 31, 2020.	—	—
Common stock, par value $0.01 per share, 150,000,000 shares authorized at December 31, 2021 and December 31, 2020; 62,628,855 and 61,671,231 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively.	626	616
Additional paid-in capital	706,288	751,304
Accumulated deficit	(683,134)	(872,672)
Total shareholders’ equity (deficit)	23,780	(120,752)
Total liabilities and shareholders’ equity (deficit)	$419,268	$181,042

See accompanying Notes to Consolidated Financial Statements

OMEROS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019

Product sales, net	$—	$—	$—

Costs and expenses:
Cost of product sales	—	—	—
Research and development	118,775	107,612	106,324
Selling, general and administrative	54,842	49,306	39,714
Total costs and expenses	173,617	156,918	146,038
Loss from continuing operations	(173,617)	(156,918)	(146,038)
Loss on early extinguishment of debt	—	(13,374)	—
Interest expense	(19,669)	(26,751)	(22,657)
Other income	1,740	654	1,553
Loss from continuing operations before income tax benefit	(191,546)	(196,389)	(167,142)
Income tax benefit	—	23,256	19,774
Net loss from continuing operations	(191,546)	(173,133)	(147,368)
Net income from discontinued operations, net of tax	385,781	35,072	62,882
Net income (loss)	$194,235	$(138,061)	$(84,486)

Basic and diluted net income (loss) per share
Net loss from continuing operations	$(3.07)	$(3.02)	$(2.98)
Net income from discontinued operations	6.19	0.61	1.27
Net income (loss)	$3.12	$(2.41)	$(1.71)

Weighted-average shares used to compute basic and diluted net income (loss) per share	62,344,100	57,176,743	49,523,444

See accompanying Notes to Consolidated Financial Statements

OMEROS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity/(Deficit)
Balance at December 31, 2018	49,011,684	$490	$549,479	$(650,125)	$(100,156)
Issuance of common stock in direct offering, net of offering costs	4,389,311	44	54,194	—	54,238
Issuance of common stock upon exercise of stock options	799,815	8	7,590	—	7,598
Stock-based compensation	—	—	13,785	—	13,785
Net loss	—	—	—	(84,486)	(84,486)
Balance at December 31, 2019	54,200,810	542	625,048	(734,611)	(109,021)
Issuance of common stock in direct offering, net of offering costs	6,900,000	69	93,606	—	93,675
Issuance of common stock upon exercise of stock options	556,421	5	5,017	—	5,022
Issuance of common stock upon grant of restricted stock awards	14,000	—	155	—	155
Stock-based compensation	—	—	14,770	—	14,770
Equity component of 2026 Notes, net of issuance costs	—	—	61,628	—	61,628
Purchase of 2026 Capped Calls	—	—	(23,223)	—	(23,223)
Equity component of early extinguishment of 2023 Notes	—	—	(22,073)	—	(22,073)
Termination of the 2023 Capped Call contracts related to debt repurchased	—	—	8,387	—	8,387
Income tax benefit related to issuance of 2026 Notes	—	—	(12,011)	—	(12,011)
Net loss	—	—	—	(138,061)	(138,061)
Balance at December 31, 2020	61,671,231	616	751,304	(872,672)	(120,752)
Issuance of common stock upon exercise of stock options and warrants	945,924	10	8,372	—	8,382
Issuance of common stock upon grant of restricted stock awards	11,700	—	91	—	91
At the market offering fees	—	—	(241)	—	(241)
Stock-based compensation	—	—	17,539	—	17,539
Cumulative effect of adopting ASU 2020-06	—	—	(70,777)	(4,697)	(75,474)
Net income	—	—	—	194,235	194,235
Balance at December 31, 2021	62,628,855	$626	$706,288	$(683,134)	$23,780

See accompanying Notes to Consolidated Financial Statements

OMEROS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities:
Net income (loss)	$194,235	$(138,061)	$(84,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	17,630	14,925	13,785
Gain on the sale of OMIDRIA, gross	(310,563)	—	—
Non-cash interest expense	1,696	11,649	9,232
Depreciation and amortization	1,386	1,616	1,790
Loss on early extinguishment of debt	—	13,374	—
Deferred income tax	—	(12,011)	—
Fair value settlement upon termination of cap call contract	—	838	—
Changes in operating assets and liabilities:
Receivables	(34,314)	31,344	(12,367)
Prepaid expenses and other assets	4,900	(4,024)	(1,310)
Accounts payable and other expense	14,640	(19,736)	13,283
Other liabilities non-current	668	—	—
Net cash used in operating activities	(109,722)	(100,086)	(60,073)
Investing activities:
Cash proceeds for the sale of OMIDRIA	125,993	—	—
Purchases of property and equipment	(277)	(283)	(334)
Purchases of investments	(32,006)	(133,194)	(58,217)
Proceeds from the sale and maturities of investments	100,000	66,446	55,150
Net cash provided by (used in) investing activities	193,710	(67,031)	(3,401)
Financing activities:
Proceeds from issuance of convertible senior notes	—	225,030	—
Payments for debt issuance costs	—	(6,785)	—
Purchases of capped calls related to convertible senior notes	—	(23,223)	—
Payments for repurchases of convertible senior notes	—	(125,638)	—
Proceeds from termination of capped call contracts	—	7,549	—
Proceeds from issuance of common stock, net	—	93,675	54,238
Release in restricted investments	—	99	—
Proceeds upon exercise of stock options and warrants	8,383	5,022	7,598
At the market offering costs	(241)	—	—
Payments on finance lease obligations	(1,823)	(1,195)	(1,139)
Net cash provided by financing activities	6,319	174,534	60,697
Net increase (decrease) in cash and cash equivalents	90,307	7,417	(2,777)
Cash and cash equivalents at beginning of period	10,501	3,084	5,861
Cash and cash equivalents at end of period	$100,808	$10,501	$3,084

Supplemental cash flow information
Cash paid for interest	$17,876	$11,603	$13,462
Property acquired under finance lease	$289	$216	$1,440

See accompanying Notes to Consolidated Financial Statements

OMEROS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Basis of Presentation

General

Omeros Corporation (“Omeros,” the “Company” or “we”) is a clinical-stage biopharmaceutical company committed to discovering, developing and commercializing small-molecule and protein therapeutics for large-market as well as orphan indications targeting immunologic diseases, including complement-mediated diseases and cancers related to dysfunction of the immune system, as well as addictive and compulsive disorders. Our first drug product, OMIDRIA® (phenylephrine and ketorolac intraocular solution) 1% / 0.3%, is marketed in the United States (the “U.S.”) for use during cataract surgery or intraocular lens replacement. We sold OMIDRIA and related business assets on December 23, 2021. See “Sale of OMIDRIA Assets” below for additional information.

Our drug candidate narsoplimab is the subject of a biologics license application (“BLA”) pending before the U.S. Food and Drug Administration (“FDA”) for the treatment of hematopoietic stem cell transplant-associated thrombotic microangiopathy (“HSCT-TMA”). On October 18, 2021, we announced the receipt of a Complete Response Letter (“CRL”) from FDA regarding the BLA. In the CRL, FDA expressed difficulty in estimating the treatment effect of narsoplimab in HSCT-TMA and asserted that additional information will be needed to support regulatory approval. In February 2022, we had a Type A meeting with FDA to discuss the CRL, including each of the review issues that FDA identified as presenting difficulties interpreting the treatment response in the pivotal trial. We are currently awaiting FDA’s response to our rebuttals to each of those review issues. We continue to believe that our BLA, as submitted, merits approval and that the data meet or exceed the threshold for substantial evidence of effectiveness.

We also have multiple late-stage clinical development programs in our pipeline, which are focused on: complement-mediated disorders, including immunoglobulin A (“IgA”) nephropathy, atypical hemolytic uremic syndrome (“aHUS”) and COVID-19.

Sale of OMIDRIA Assets

On December 23, 2021, we closed on an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Rayner Surgical Inc. (“Rayner”) for the sale of our commercial product OMIDRIA and certain related assets including inventory and prepaid expenses (the “Transaction”). Rayner paid us $126.0 million in cash at closing, and we retained all outstanding accounts receivable, accounts payable and accrued expenses as of the closing date. We will receive a royalty on worldwide sales of OMIDRIA and potentially a $200.0 million milestone payment if separate payment for OMIDRIA is secured in the U.S. for a continuous period of at least four years before January 1, 2025.

As a result of the divestiture, the results of OMIDRIA operations (e.g., revenues and operating costs) have been reclassified to discontinued operations in our consolidated statements of operations and comprehensive loss and excluded from continuing operations for all periods presented (See “Note 3 – Discontinued Operations”).

Basis of Presentation

Our consolidated financial statements include the financial position and results of operations of Omeros and our wholly owned subsidiaries. All inter-company transactions have been eliminated. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain prior year amounts in the balance sheet, statement of cash flows and the footnotes have been reclassified in the consolidated financial statements to conform to the current year presentation.

Risks and Uncertainties

As of December 31, 2021, we had cash, cash equivalents and short-term investments of $157.3 million and outstanding accounts receivable of $38.2 million. Our loss from continuing operations for the year ended December 31,

2021 was $191.5 million. This loss from operations does not include the $80.1 million in earnings from OMIDRIA included in discontinued operations which occurred prior to the sale, a large portion of which we expect to retain through royalties and expense reductions on a go forward basis.

We plan to continue to fund our operations for the next twelve months with our existing cash and investments, our current accounts receivable, and OMIDRIA royalties. There is also the potential for us to receive a $200.0 million milestone related to achievement of long-term OMIDRIA separate payment. If FDA approval is granted for narsoplimab for HSCT-TMA within the next twelve months, sales of narsoplimab will also provide funds for our operations. We have a sales agreement to sell shares of our common stock, from time to time, in an “at the market” equity offering facility through which we may offer and sell shares of our common stock equaling an aggregate amount up to $150.0 million. Should it be determined to be strategically advantageous, we could pursue debt financings as well as public and private offerings of our equity securities, similar to those we have previously completed, or other strategic transactions, which may include licensing a portion of our existing technology.

Management believes the assets on hand along with expected royalties received are adequate to finance our operations at least through March 2, 2023. Accordingly, the accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The outbreak of the novel strain of coronavirus that causes COVID-19 and the responses to the global pandemic by various governmental authorities, the medical community and others has had a significant impact on our business. Due to the unknown magnitude, duration, and outcome of the COVID-19 pandemic, it is not possible to estimate precisely the continued impact on our business, operations or financial results; however, the impact has been and could continue to be substantial.

Segments

We operate in one segment. Management uses cash flow as the primary measure to manage our business and does not segment our business for internal reporting or decision-making.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant items subject to such estimates include revenue recognition, OMIDRIA contract royalty asset valuation, stock-based compensation expense, and accruals for clinical trials and manufacturing of drug product. We base our estimates on historical experience and on various other factors, including the impact of the COVID-19 pandemic, that we believe are reasonable under the circumstances; however, actual results could differ from these estimates.

Note 2—Significant Accounting Policies

Discontinued Operations

We review the presentation of planned or completed business dispositions in the consolidated financial statements based on the available information and events that have occurred. The review consists of evaluating whether the business meets the definition of a component for which the operations and cash flows are clearly distinguishable from the other components of the business and, if so, whether it is anticipated that after the disposal the cash flows of the component would be eliminated from continuing operations and whether the disposition represents a strategic shift that has a major effect on operations and financial results.

Planned or completed business dispositions are presented as discontinued operations when all the criteria described above are met. For those divestitures that qualify as discontinued operations, all comparative periods presented are reclassified in the consolidated balance sheets. Additionally, the results of operations of a discontinued operation are reclassified to income from discontinued operations, net of tax, for all periods presented in the consolidated statements of operations and comprehensive loss. Results of discontinued operations include all revenues and expenses directly derived from such businesses; general corporate overhead is not allocated to discontinued operations. The OMIDRIA asset sale to Rayner qualifies as a discontinued operation and has been presented as such for all reporting periods presented. The Company included information regarding cash flows from discontinued operations (see “Note 3 – Discontinued Operations”).

OMIDRIA Royalties and OMIDRIA Contract Royalty Assets

Upon the closing of the Transaction, we have rights to receive future royalties from Rayner on OMIDRIA net sales at royalty rates that vary based on geography and certain regulatory contingencies. Therefore, future OMIDRIA royalties are treated as variable consideration. The sale of OMIDRIA qualifies as an asset sale. To measure the OMIDRIA contract royalty asset, we used the expected value approach which is the sum of the discounted probability-weighted royalty payments, net of tax, we would receive using a range of potential outcomes, to the extent that it is probable that a significant reversal in the amount of cumulative income recognized will not occur. Accordingly, the contract royalty asset excludes the achievement of the $200.0 million milestone payment and any foreign royalties to the extent it is probable that a significant reversal in the amount of cumulative income recognized will not occur. Royalties earned will be recorded as a reduction to the OMIDRIA contract royalty asset. The amount recorded in discontinued operations in future periods will reflect interest earned on the outstanding OMIDRIA contract royalty asset and any amounts received received different from the expected royalties recorded at closing. The OMIDRIA contract royalty asset will also be re-measured periodically using the expected value approach based on actual results and future expectations. Any required adjustment to the OMIDRIA contract royalty asset will be recorded into discontinued operations.

Cash and Cash Equivalents, Short-Term Investments and Restricted Investments

Cash and cash equivalents include highly liquid investments with a maturity of three months or less on the date of purchase. Short-term investment securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses, if any, are reported as a separate component of shareholders’ equity. Amortization, accretion, interest, and dividends, realized gains and losses and declines in value judged to be other-than-temporary are included in other income. The cost of securities sold is based on the specific-identification method. Investments in securities with maturities of less than one year, or those for which management intends to use the investments to fund current operations, are included in current assets. We evaluate whether an investment is other-than-temporarily impaired based on the specific facts and circumstances. Factors that are considered in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis; the financial condition of the investee; and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment. Restricted investments held in money-market funds include security deposits held by our landlord.

As of December 31, 2021 and 2020, all investments are classified as short-term and available-for-sale. Investment income, which is included as a component of other income, consists primarily of interest earned.

Inventory

Inventory is stated at the lower of cost or market determined on a specific identification basis in a manner that approximates the first-in, first-out (“FIFO’) method. Costs include amounts related to third-party manufacturing, transportation, and internal labor and overhead. Capitalization of costs as inventory begins when regulatory approval of the drug candidate is reasonably assured in the U.S. or the European Union (‘EU”). We expense inventory costs related to drug candidates as research and development expenses prior to receiving regulatory approval in the respective territory. Inventory is reduced to net realizable value for excess and obsolete inventories based on forecasted demand. Inventory with an alternative future use is capitalized.

Receivables, Net

Receivables relate primarily to sales of OMIDRIA made to wholesalers prior to the sale to Rayner and include reductions for estimated chargebacks and product returns that are expected to be settled through reductions in receivables. Remaining receivables generally consist of amounts from subleases for space in our facilities. Considering the nature and historic collectability of our receivables, we concluded an allowance for doubtful accounts is not necessary as of December 31, 2021 and 2020.

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

Unsecured Convertible Senior Notes

On January 1, 2021, we adopted Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion Options (Subtopic 470.20 and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) on a modified retrospective basis. ASU 2020-06 removes the separate liability and equity accounting for our convertible senior notes that was required under previous guidance and allows us to account for our convertible senior notes wholly as debt. Upon adoption, we removed the equity component allocated to debt issuance costs increasing unsecured convertible senior notes and shareholders’ equity by $75.5 million.

Transactions involving contemporaneous exchanges of cash between the same debtor and creditor in connection with the issuance of a new debt obligation and satisfaction of an existing debt obligation by the debtor are evaluated as a modification or an exchange transaction depending on whether the exchange is determined to have substantially different terms. The 6.25% Convertible Senior Notes (the “2023 Notes”) repurchase and issuance of the 5.25% Convertible Senior Notes (“2026 Notes”) were deemed to have substantially different terms due to the significant difference between the value of the conversion option immediately prior to and after the exchange. Therefore, the repurchase of the 2023 Notes was accounted for as a debt extinguishment. (See “Note 9 – Unsecured Convertible Senior Debt”).

Impairment of Long-Lived Assets

We assess the impairment of long-lived assets, primarily property and equipment, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparing the carrying value to future undiscounted cash flows that the asset is expected to generate. If the asset is impaired, the amount of any impairment will be reflected in the results of operations in the period of impairment. We have not recognized any impairment losses for the years ended December 31, 2021, 2020 and 2019.

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

We provide reimbursement support services and financial assistance in the form of a rebate to patients whose commercial insurance is inadequate to cover the full cost of our drug product. We apply an experience ratio based on historical and projected patient claims. This experience ratio is applied to product sales to determine the patient rebate accrual and is being reviewed and updated periodically to reflect actual results.

Distribution Fees and Product Return Allowances

We pay our wholesalers a distribution fee for services that they perform for us based on the wholesaler average cost value of their purchases. We record a provision against product sales for these charges at the time of sale to the wholesaler.

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

Selling, General and Administrative

Selling, general and administrative expenses are comprised primarily of salaries, benefits, and stock-compensation costs for sales, marketing, and other personnel not directly engaged in research and development. Additionally, selling, general and administrative expenses include marketing and selling expenses, professional and legal services; patent costs; depreciation, an allocation of our occupancy costs; and other general corporate expenses. Advertising costs, which we consider to be media and marketing materials, are expensed as incurred and were $7.8 million, $5.6 million and $8.0 million during the years ended December 31, 2021, 2020 and 2019, respectively.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of net loss and certain changes in equity that are excluded from net loss. There was no difference between comprehensive loss and net loss for the years ended December 31, 2021, 2020 or 2019.

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

Major Customers

Prior to the sale of OMIDRIA to Rayner, we sold OMIDRIA through a limited number of wholesalers. Each of these wholesalers, together with entities under their common control, accounted for greater than 10% of our total revenues for the years ended December 31, 2021, 2020 and 2019 and greater than 10% of accounts receivable as of December 31, 2021, 2020 and 2019 as noted below.

	2021		2020		2019
	Percentage	Percentage	Percentage	Percentage	Percentage	Percentage
	of Total	of Accounts	of Total	of Accounts	of Total	of Accounts
	Revenue	Receivable	Revenue	Receivable	Revenue	Receivable
Distributor A	20%	16%	25%	36%	25%	23%
Distributor B	24%	20%	26%	31%	24%	19%
Distributor C	40%	46%	32%	10%	29%	33%
Distributor D	16%	18%	17%	23%	22%	25%

Note 3—Discontinued Operations

On December 23, 2021, we closed an Asset and Purchase Agreement for the sale of OMIDRIA and certain related assets including inventory and prepaid expenses. We retained the outstanding accounts receivable and all outstanding liabilities related to OMIDRIA as of the closing date.

Upon closing, we received an up-front cash payment of $126.0 million. We will also receive a 50% royalty on OMIDRIA net sales in the U.S. between December 23, 2021 and the earlier of January 1, 2025 or the payment of the $200.0 million milestone described below. After such date, we will receive a 30% royalty on OMIDRIA net sales in the U.S. (the “U.S. base royalty rate”) until the expiration or termination of the last issued and unexpired U.S. patent. The U.S. base royalty rate is reduced to 10% upon the occurrence of certain events described in the Asset Purchase Agreement, including during any specific period in which OMIDRIA is no longer eligible for separate payment. We will also receive a royalty of 15% on OMIDRIA net sales outside the U.S. on a country-by-country basis between the closing date and the expiration or termination of the last issued and unexpired OMIDRIA patent in such country. We will receive a $200.0 million milestone payment if, prior to January 1, 2025, separate payment for OMIDRIA is secured in the U.S. for a continuous period of at least four years.

The sale of OMIDRIA was recorded as an asset sale and all comparative periods presented are required to be reclassified in the consolidated balance sheets. Additionally, the results of operations for OMIDRIA are reclassified to income from discontinued operations for all periods presented in the consolidated statements of operations and comprehensive loss.

Net income from discontinued operations, net of tax is as follows:

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Product sales, net	$110,735	$73,813	$111,805
Royalty income	1,035	—	—
OMIDRIA income	111,770	73,813	111,805

Costs and expenses:
Cost of product sales	1,364	902	865
Research and development	3,839	3,205	3,372
Selling, general and administrative	25,428	23,389	24,912
Total costs and expenses	30,631	27,496	29,149
Income before income tax expense	81,139	46,317	82,656
Income tax expense	(1,006)	(11,245)	(19,774)
Net income from discontinued operations, net of tax	80,133	35,072	62,882
Gain on sale of OMIDRIA, net	305,648	—	—
Net income from discontinued operations, net of tax	$385,781	$35,072	$62,882

The gain on the sale of OMIDRIA included in discontinued operations for the year ended December 31, 2021 is as follows:

(In thousands)
Cash proceeds	$125,993
OMIDRIA contract royalty asset	184,570
Gain on sale of OMIDRIA, gross	310,563
Transaction and closing costs	(1,972)
Restricted Stock Units ("RSUs") granted to transferred employees	(1,419)
Prepaid assets and inventory at cost	(1,524)
Gain on sale of OMIDRIA, net	$305,648

Cash flow from discontinued operations is as follows:

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Total operating cash flows from discontinued operations	$56,344	$25,888	$(11,886)
Total investing cash flows from discontinued operations	$125,993	$—	$—

Note 4—Net Loss Per Share

Our potentially dilutive securities include potential common shares related to our stock options, warrants, restricted stock units and unsecured convertible senior notes. Diluted earnings per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period.

Potentially dilutive securities excluded from Diluted EPS are as follows:

	Year Ended December 31,
	2021	2020	2019
2023 Notes convertible to common stock (1)	4,941,739	7,932,791	10,923,843
Outstanding options to purchase common stock	1,707,371	1,585,332	2,664,841
Outstanding restricted stock units	2,642	—	—
Outstanding warrants to purchase common stock	—	10,792	16,153
Total potentially dilutive shares excluded from loss per share	6,651,752	9,528,915	13,604,837

(1)	The 2023 Notes are subject to a capped call arrangement that potentially reduces the dilutive effect as described in “Note 9 — Unsecured Convertible Senior Notes”. Any potential impact of the capped call arrangement is excluded from this table.

Note 5—Accounts Receivable, Net

Accounts receivable, net consists of the following:

	December 31,	December 31,
	2021	2020

	(In thousands)
Trade receivables, net	$36,505	$3,771
Sublease and other receivables	1,650	70
Total accounts receivables, net	$38,155	$3,841

Trade receivables are shown net of $2.0 million and $1.2 million of chargeback and product return allowances as of December 31, 2021 and 2020, respectively.

Note 6—Fair-Value Measurements

As of December 31, 2021 and 2020, all investments were classified as short-term and available-for-sale. Investment income, which was included as a component of other income, consists of interest earned.

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

Our fair-value hierarchy for our financial assets measured at fair value on a recurring basis are as follows:

	December 31, 2021
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Money-market funds classified as short-term investments	$56,458	$—	$—	$56,458
Money-market funds classified as non-current restricted investments	1,054	—	—	1,054
Total	$57,512	$—	$—	$57,512

	December 31, 2020
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Money-market funds classified as short-term investments	$124,452	$—	$—	$124,452
Money-market funds classified as non-current restricted investments	1,055	—	—	1,055
Total	$125,507	$—	$—	$125,507

Cash held in demand deposit accounts of $100.8 million and $10.5 million is excluded from our fair-value hierarchy disclosure as of December 31, 2021 and 2020, respectively. There were no unrealized gains or losses associated with our short-term investments as of December 31, 2021 or 2020. The carrying amounts for receivables, accounts payable and accrued liabilities, and other current monetary assets and liabilities, including lease financing obligations, approximate fair value.

See “Note 9--Unsecured Convertible Senior Notes” for the carrying amount and estimated fair value of our 5.25% Convertible Senior Notes due 2026 and 6.25% Convertible Senior Notes due 2023.

Note 7—Certain Balance Sheet Accounts

Property and Equipment, Net

Property and equipment, net consists of the following:

	December 31,	December 31,
	2021	2020

	(In thousands)
Finance leases	$5,979	$5,690
Laboratory equipment	3,091	2,898
Computer equipment	1,069	985
Office equipment and furniture	625	625
Total cost	10,764	10,198
Less accumulated depreciation and amortization	(9,033)	(7,647)
Total property and equipment, net	$1,731	$2,551

For the years ended December 31, 2021, 2020 and 2019, depreciation and amortization expenses were $1.4 million, $1.6 million and $1.8 million, respectively.

Accrued Expenses

Accrued expenses consist of the following:

	December 31,	December 31,
	2021	2020

	(In thousands)
Sales rebates, fees and discounts	$8,442	$3,326
Consulting and professional fees	7,455	5,393
Interest payable	5,172	5,205
Contract research and development	3,916	7,952
Employee compensation	3,706	3,948
Clinical trials	2,430	2,121
Other accrued expenses	2,013	810
Total accrued expenses	$33,134	$28,755

Note 8—Line of Credit

We have a Loan and Security Agreement with Silicon Valley Bank (“SVB”), which provides for a $50.0 million revolving line of credit facility (the “Line of Credit Agreement”). The Line of Credit Agreement is secured by all our assets excluding intellectual property and development program inventories and matures in August 2022. In connection with the execution of the Asset Purchase Agreement, on December 1, 2021 the Company and SVB entered into a Consent and Second Amendment to the Line of Credit Agreement, under which SVB provided its consent to the Transaction and release of liens with respect to the transferred assets. In addition, the amendment revised the original Line of Credit Agreement to provide that the borrowing base will include 85% of eligible monthly royalty payments, including those from the Rayner and its affiliates, less applicable discounts, credits and other offsets.

Interest on amounts outstanding is payable monthly at a floating rate equal to the greater of 5.50% and the prime rate per annum. If the Line of Credit Agreement is terminated prior to the maturity date for any reason other than replacement with a new SVB credit facility or a new syndicated facility in which SVB acts as the agent, we are required to pay a termination fee of $1.0 million. We paid an initial commitment fee of $150,000 upon closing and have paid additional commitment fees of $150,000 on each of the first and second anniversaries of the closing date.

The Line of Credit Agreement includes customary events of default that include, among other things, breach, non-payment, inaccuracy of representations and warranties, the occurrence of a material adverse change in our business or prospects for repayment of the Line of Credit Agreement, cross default to material indebtedness or material agreements, bankruptcy and insolvency, material judgments and a change in control. In the event of default, SVB may require all obligations under the Line of Credit Agreement to be immediately due and payable and charge a default rate of interest thereon. Additionally, under the loan and security agreement with SVB, we have agreed not to pay any dividends.

As of December 31, 2021 and 2020, we had no outstanding borrowings under the Line of Credit Agreement.

Note 9—Unsecured Convertible Senior Notes

On January 1, 2021, we adopted ASU 2020-06, Debt—Debt with Conversion Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) on a modified retrospective basis. ASU 2020-06 removes the separate liability and equity accounting for our convertible senior notes. Consequently, we now account for our convertible senior notes wholly as debt. Upon adoption, we removed the equity component allocated to debt issuance costs increasing unsecured convertible senior notes and shareholders’ equity by $75.5 million.

In November 2018, we issued $210.0 million in aggregate principal amount on our 2023 Notes, and in August and September 2020, we issued an aggregate principal amount of $225.0 million on our 2026 Notes. We used a portion of the proceeds from the 2026 Notes to repurchase $115.0 million principal amount of the 2023 Notes and terminate a corresponding portion of the related capped call.

Unsecured convertible senior notes outstanding at December 31, 2021 and 2020, respectively, are as follows:

	Balance as of December 31, 2021
	2023 Notes	2026 Notes	Total

	(In thousands)
Principal amount	$95,000	$225,030	$320,030
Unamortized debt issuance costs	(1,282)	(5,290)	(6,572)
Total unsecured convertible senior notes, net	$93,718	$219,740	$313,458

Fair value of outstanding unsecured convertible senior notes (1)	$87,163	$171,867

Amount by which the unsecured convertible senior notes if-converted value exceeds their principal amount	$—	$—

	Balance as of December 31, 2020
	2023 Notes	2026 Notes	Total

	(In thousands)
Principal amount	$95,000	$225,030	$320,030
Unamortized discount	(17,101)	(60,544)	(77,645)
Unamortized issuance costs attributable to liability component	(1,481)	(4,616)	(6,097)
Total unsecured convertible senior notes, net	$76,418	$159,870	$236,288

Fair value of outstanding unsecured convertible senior notes (1)	$101,769	$246,779

Amount by which the unsecured convertible senior notes if-converted value exceeds their principal amount	$6,769	$21,749

Equity component	$25,854	$63,544
Unamortized issuance costs	(837)	(1,916)
Net carrying amount of equity component (2)	$25,017	$61,628
(1)	The fair value is classified as Level 3 due to the limited trading activity for the unsecured convertible senior notes.
(2)	Included in the consolidated balance sheet within additional paid-in capital.

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

The following table sets forth total interest expense recognized in connection with the 2023 Notes:

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Contractual interest expense	$5,938	$10,410	$13,089
Amortization of debt issuance costs	618	669	8,496
Amortization of debt discount	—	7,728	736
Total	$6,556	$18,807	$22,321

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

In order to reduce the dilutive impact or potential cash expenditure associated with the conversion of the 2026 Notes, we entered into capped call transactions in connection with the issuances of the 2026 Notes (the 2026 Capped Call). The 2026 Capped Call will cover, subject to anti-dilution adjustments substantially similar to those applicable to the 2026 Notes, the number of shares of common stock underlying the 2026 Notes when our common stock is trading within the range of approximately $18.49 and $26.10. However, should the market price of our common stock exceed the $26.10 cap, then the conversion of the 2026 Notes would have an additional dilutive impact or may require a cash expenditure to the extent the market price exceeds the cap price. The 2026 Capped Call will expire on various dates over the 50-trading-day period ranging from December 2, 2025 to February 12, 2026, if not exercised earlier. The 2026 Capped Call is a separate transaction and not part of the terms of the 2026 Notes and was executed separately from the issuance of the 2026 Notes. The amount paid for the 2026 Capped Call was recorded as a reduction to additional paid-in capital in the condensed consolidated balance sheet. As of December 31, 2021, approximately 12.2 million shares remained outstanding under the 2026 Capped Call.

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

The following table sets forth interest expense recognized related to the 2026 Notes:

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Contractual interest expense	$11,814	$4,397	$—
Amortization of debt issuance costs	1,078	230	—
Amortization of debt discount	—	3,022	—
Total	$12,892	$7,649	$—

Future minimum principal for the 2023 and 2026 Notes as of December 31, 2021 are as follows:

(In thousands)
2022	$—
2023	95,000
2024	—
2025	—
2026	225,030
Total future minimum principal payments under the convertible senior notes	$320,030

Note 10—Lease Liabilities

We have operating leases related to our office and laboratory space. The initial term of the leases is through November 2027 and we have two options to extend the lease term, each by five years. We have finance leases for certain laboratory and office equipment that have lease terms expiring through March 2025.

Lease-related assets and liabilities recorded on the balance sheet are as follows:

	December 31,	December 31,
	2021	2020

	(In thousands)
Assets
Operating lease assets	$28,276	$25,526
Finance lease assets, net	1,009	1,822
Total lease assets	$29,285	$27,348

Liabilities
Current:
Operating leases	$4,607	$2,740
Finance leases	648	1,042
Non-current:
Operating leases	28,811	28,032
Finance leases	315	738
Total lease liabilities	$34,381	$32,552

Weighted-average remaining lease term
Operating leases	5.9 years	6.8 years
Finance leases	1.7 years	1.9 years
Weighted-average discount rate
Operating leases	12.81%	12.85%
Finance leases	12.70%	11.85%

The components of total lease costs are as follows:

	Year Ended
	December 31,
	2021	2020

	(In thousands)
Lease cost
Operating lease cost	$7,364	$6,055
Finance lease cost:
Amortization	1,102	1,367
Interest	181	295
Variable lease cost	3,519	2,893
Sublease income	(1,776)	(1,300)
Net lease cost	$10,390	$9,310

The supplemental cash flow information related to leases during 2021 is as follows:

	Year Ended
	December 31,
	2021	2020

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Cash payments for operating leases	$10,162	$10,103
Cash payments for financing leases	$1,171	$1,490

The future maturities of our lease liabilities as of December 31, 2021 are as follows:

	Operating	Finance
	Leases	Leases

	(In thousands)
2022	$7,118	$702
2023	7,276	274
2024	7,438	71
2025	7,508	—
2026	7,302	—
Thereafter	6,264	—
Total undiscounted lease payments	42,906	1,047
Less interest	(9,488)	(84)
Total lease liabilities	$33,418	$963

In January 14, 2022, we entered into an agreement with our landlord to early terminate a portion of the rentable square footage of our office and lab premises. Effective December 31, 2021, the square footage was reduced by 13,904 square feet.

Note 11—Commitments and Contingencies

Contracts

We have various agreements with third parties that collectively require payment of termination fees totaling $32.0 million as of December 31, 2021 if we cancel the work within specific time frames, either prior to commencing or during performance of the contracted services.

Development Milestones and Product Royalties

We have licensed a variety of intellectual property from third parties that we are currently developing or may develop in the future. These licenses may require milestone payments during the clinical development processes or upon approval of commercial sale as well as low single to low double-digit royalties on the net income or net sales of the product. For the years ended December 31, 2021 and December 31, 2020, we paid $0.5 million and $5.5 million in technology access fees.

Note 12—Shareholders’ Equity

Common Stock

As of December 31, 2021, we had reserved shares of common stock under our equity plans as follows:

Options granted and outstanding	12,709,887
Restricted stock units granted and outstanding	222,000
Common stock warrants	200,000
Awards available under issuance under the 2017 Plan	6,046,652
Total shares reserved	19,178,539

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

At the Market Sales Agreement – We have a sales agreement to sell shares of our common stock having an aggregate offering price of up to $150.0 million, from time to time, through an “at the market” equity offering program.

Warrants

In connection with various previously outstanding debt agreements we have issued warrants to purchase shares of our common stock as follows:

Outstanding At
December 31, 2021	Expiration Date	Exercise Price
200,000	April 12, 2023	$23.00

Note 13—Stock-Based Compensation

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

Vesting schedules for our equity plans generally are as follows:

Grant Type	Vesting Schedule
Employee initial options grants	25% at one-year anniversary, 1/48 monthly thereafter
Employee recurring options grants	1/48 monthly
Board member initial options grants	33+% per year for 3 years
Board member recurring options grants	100% after one year
Non-employee consultant options grants	1/12 or 1/48 monthly
Employee RSUs	50% after one year, 50% after two years

In November 2020, restricted stock awards (“RSA’s”) totaling 14,000 shares with a fair value of $11.05 per share were granted to OMIDRIA sales employees. The awards vested immediately upon grant.

In November 2021, RSA’s totaling 11,700 shares with a fair value of $7.80 per share were granted to OMIDRIA sales employees. The awards vested immediately upon grant.

In December 2021, the Company granted 222,000 shares of RSUs with a fair value of $7.53 per share to employees of the Company who accepted offers to transition to Rayner after December 31, 2021.

Stock-based compensation expense is as follows:

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Continuing operations
Research and development	$6,791	$6,163	$6,008
Selling, general and administrative	8,154	7,614	6,959
Total stock-based compensation in continuing operations	14,945	13,777	12,967
Discontinued operations	2,685	1,148	818
Total Stock-based compensation	$17,630	$14,925	$13,785

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were applied to stock option grants during the periods ended:

	Year Ended December 31,
	2021	2020	2019
Estimated weighted-average fair value	$10.54	$8.19	$9.93
Weighted-average assumptions:
Expected volatility	81%	77%	80%
Expected life, in years	6.0	6.0	6.0
Risk-free interest rate	1.06%	1.06%	2.41%
Expected dividend yield	—%	—%	—%

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

Stock option activity for all stock plans is as follows:

		Weighted-
		Average		Aggregate
		Exercise	Remaining	Intrinsic
	Options	Price per	Contractual Life	Value
	Outstanding	Share	(In years)	(In thousands)
Balance at December 31, 2020	11,938,528	$11.92
Granted	2,525,525	15.34
Exercised	(921,023)	9.10
Forfeited	(833,143)	14.85
Balance at December 31, 2021	12,709,887	$12.61	5.6	$261
Vested and expected to vest at December 31, 2021	12,348,044	$12.56	5.5	$261
Exercisable at December 31, 2021	9,295,395	$12.00	4.5	$261

The total intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 was $7.8 million, $5.6 million and $5.4 million, respectively.

At December 31, 2021, there were 3.4 million unvested options outstanding that vest over a weighted-average period of 2.6 years. The remaining estimated compensation expense to be recognized in connection with these unvested options is $27.7 million.

Note 14—Income Taxes

The components of income tax benefit from continuing operations are as follows:

	December 31,
	2021	2020	2019

	(In thousands)
Current income tax expense:
Federal	$—	$—	$—
State	—	—	—
Total current income tax expense	—	—	—

Deferred income tax expense (benefit)
Federal	—	(19,472)	(16,716)
State	—	(3,784)	(3,058)
Total deferred income tax expense (benefit)	—	(23,256)	(19,774)
Income tax expense (benefit)	$—	$(23,256)	$(19,774)

In December 2019, the Financial Accounting Standards Board issued ASU 2019-12, Income Taxes (Topic 740), which is intended to simplify various aspects of the income tax accounting guidance. ASU 2019-12 eliminates the exception to the incremental approach of intra-period tax allocation when there is a loss from continuing operations and income or gain from other items. As the Company prospectively adopted ASU 2019-12 January 1, 2021, we did not apply any intraperiod allocation rules to 2021.

To reflect intra-period tax allocation rules in prior years, we reclassified the tax benefit of income from discontinued operations to offset losses from continuing operations. During 2020, we recorded an income tax benefit of $23.3 million comprising $12.0 million related to the issuance of our 2026 and 2023 Notes, and an additional $11.2 million income tax benefit related to the sale of OMIDRIA assets to Rayner into income from continuing operations. During 2019, we recorded $19.8 million of income tax benefit into continuing operations related to OMIDRIA assets sold to Rayner.

Under intraperiod allocation rules, the deferred tax liability related to the convertible debt and income earned from the sale of assets to Rayner, is a source of income that can be used to recognize the tax benefit of the current year loss through continuing operations. Deferred income taxes reflect the tax effect of net operating loss and tax credit carryforwards and the net temporary difference between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

For the year ended December 31, 2021, we recorded state income tax expense of $1.0 million as a component of net income from discontinued operations, net of tax related to the sale of OMIDRIA to Rayner which could not be offset by net operating losses and tax credit carryforwards. The $0.3 million income tax payable is included in accrued expense in our consolidated balance sheet as of December 31, 2021 and $0.7 million of deferred income tax liability is included in the table below.

Significant components of deferred income taxes are as follows:

	December 31,
	2021	2020

	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$143,657	$149,993
Research and development tax credits	66,612	56,103
Stock-based compensation	11,327	10,586
Lease liability	9,995	8,646
Disallowed interest expense	—	11,859
Other	17,862	7,411
Total deferred tax assets	249,453	244,598
Deferred tax liabilities:
Property and equipment	(102)	(113)
Gain on discontinued operations	(42,212)	—
Equity component of Convertible Notes	—	(18,302)
Right of use assets	(6,467)	(6,197)
Total deferred tax liabilities	(48,781)	(24,612)
Net deferred tax assets before valuation allowance	200,672	219,986
Less valuation allowance	(201,340)	(219,986)
Net deferred tax liabilities	$(668)	$—

Net deferred tax liabilities are are included as other accrued liabilities – noncurrent in our consolidated balance sheet as of December 31, 2021.

As of December 31, 2021 and 2020, we had federal net operating loss carryforwards of approximately $630.6 million and $658.8 million, respectively, and state net operating losses of approximately $245.1 million and $257.1 million, respectively.

In certain circumstances, due to ownership changes, our net operating loss and tax credit carryforwards may be subject to limitations under Section 382 of the Internal Revenue Code. To date, we have not completed a Section 382 study. Unless previously utilized, net operating losses of $407.7 million generated prior to 2018 will expire between 2032 and 2037. The net operating loss of $251.5 million generated after 2018 should carryforward indefinitely. Unless previously utilized, research and development tax credit carryforward will expire between 2022 and 2041.

We have established a 100% valuation allowance due to the uncertainty of our ability to generate sufficient taxable income to realize the deferred tax assets. During 2021, our valuation allowance decreased $19.3 million due to utilizing NOLs to offset our income from discontinued operations. During 2020 our valuation allowance increased $37.8 million primarily due to incurring net operating losses during these periods.

Reconciliation of income tax computed at federal statutory rates to the reported provisions for income taxes on continuing operations is as follows:

	Year ended December 31,
	2021	2020	2019
U.S. Federal statutory rate on net loss	(21.0)%	(21.0)%	(21.0)%
State tax, net of federal tax benefit	(1.6)%	(3.1)%	(2.8)%
Change in valuation allowance	27.9%	19.3%	14.3%
Tax credits	(5.5)%	(6.2)%	(3.0)%
Other	0.2%	(0.8)%	0.7%
Effective tax rate	(0.0)%	(11.8)%	(11.8)%

We file federal and certain state income tax returns, which provides varying statutes of limitations on assessments. However, because of net operating loss carryforwards, substantially all our tax years remain open to federal and state tax examination.

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

Note 15—401(k) Retirement Plan

Our 401(k) retirement plan provides for an annual company discretionary match on employee contributions up to 4.0% of each participating employee’s eligible earnings, with a maximum company match of $4,000 per employee per year. All employees are eligible to participate.

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.            CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2021. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, with the participation of our principal executive and principal financial officers, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework). Based on the results of this assessment and on those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Ernst & Young LLP has independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 and its report is included below.

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fourth fiscal quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Omeros Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Omeros Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Omeros Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Omeros Corporation as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Seattle, Washington

March 1, 2022

ITEM 9B.            OTHER INFORMATION

None

ITEM 9C.            DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement issued in connection with the 2022 Annual Meeting of Shareholders and is incorporated herein by reference. Certain information required by this item concerning executive officers is set forth in Part I of this Annual Report on Form 10-K under the heading “Business- Information About Our Executive Officers and Significant Employees.”

ITEM 11.            EXECUTIVE COMPENSATION

The information required by this item will be contained in our definitive proxy statement issued in connection with the 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Except for the information set forth below, the information required by this item will be contained in our definitive proxy statement issued in connection with the 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information regarding our equity compensation plans in effect as of December 31, 2021:

		Weighted-	Number of Securities
		Average	Remaining Available
	Number of Securities	Exercise Price	for
	to be	of	Future Issuance
	Issued Upon Exercise	Outstanding	Under
	of	Options,	Equity
	Outstanding Options,	Warrants and	Compensation
	Warrants and Rights	Rights	Plans
Equity compensation plans approved by security holders:
2017 Omnibus Incentive Compensation Plan (1)	6,766,499	$9.66	6,046,652
2008 Equity Incentive Plan (2)	5,943,388	$10.89	—
Total	12,709,887	$12.61	6,046,652
(1)	Our 2017 Omnibus Incentive Compensation Plan (the “2017 Plan”) provides for the grant of incentive and non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants and subsidiary corporations’ employees and consultants. The 2017 Plan replaced the Omeros Corporation 2008 Equity Incentive Plan (the “2008 Plan”), and as a result we will not grant any new awards under the 2008 Plan. Any stock option awards granted under the 2008 Plan that were outstanding as of the effective date of the 2017 Plan remain in effect pursuant to their terms and, if the award is canceled or is repurchased, the shares underlying such award become available for grant under the 2017 Plan.

(2)	The 2008 Plan provided for the grant of incentive and non-statutory stock options, restricted stock, stock appreciation rights, performance units and performance shares to employees, directors and consultants and subsidiary corporations’ employees and consultants.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in our definitive proxy statement issued in connection with the 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.            PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in our definitive proxy statement issued in connection with the 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith

1.1	Sales Agreement, dated March 1, 2021, between Omeros Corporation and Cantor Fitzgerald & Co.	10-K	001-34475	1.1	03/01/2021

3.1	Amended and Restated Articles of Incorporation of Omeros Corporation	10-K	001-34475	3.1	03/31/2010

3.2	Amended and Restated Bylaws of Omeros Corporation	10-K	001-34475	3.2	03/31/2010

4.1	Description of Common Stock	10-K	001-34475	1.1	03/01/2021

4.2	Form of Omeros Corporation common stock certificate	S-1/A	333-148572	4.1	10/02/2009

4.3	Form of Omeros Corporation May 2016 Common Stock Warrant	8-K	001-34475	10.3	05/19/2016

4.4	Form of Omeros Corporation April 2018 Common Stock Warrant	8-K	001-34475	10.2	4/13/2018

4.5	Indenture, dated as of November 15, 2018, between Omeros Corporation and Wells Fargo Bank, National Association, as trustee (including the form of 6.25% Convertible Senior Notes due 2023).	8-K	001-34475	4.1	11/15/2018

4.6	Indenture, dated as of August 14, 2020, between Omeros Corporation and Wells Fargo Bank, National Association, as trustee	8-K	001-34475	4.1	08/14/2020

4.7	First Supplemental Indenture, dated as of August 14, 2020, between Omeros Corporation and Wells Fargo Bank, National Association, as trustee (including the form of 5.25% Convertible Senior Notes due 2026)	8-K	001-34475	4.2	08/14/2020

10.1††	Asset Purchase Agreement, dated as of December 1, 2021 among Omeros Corporation, Rayner Surgical Inc. and Rayner Surgical Group, Limited, as Parent Guarantor					X

10.2*	Form of Indemnification Agreement entered into between Omeros Corporation and its directors and officers	S-1	333-148572	10.1	01/09/2008

10.3*	2008 Equity Incentive Plan (as amended)	10-K	001-34475	10.6	03/16/2017

10.4*	Form of Stock Option Award Agreement under the 2008 Equity Incentive Plan	10-Q	001-34475	10.2	11/07/2013

10.5*	2017 Omnibus Incentive Compensation Plan (as amended and restated effective as of June 11, 2021)	8-K	001-34475	10.1	6/16/2021

10.6*	Form of Stock Option Award Agreement under the 2017 Omnibus Incentive Compensation Plan	S-8	333-218882	4.4	06/21/2017

10.7*	Second Amended and Restated Employment Agreement between Omeros Corporation and Gregory A. Demopulos, M.D. dated April 7, 2010	8-K	001-34475	10.1	04/12/2010

10.8*	Technology Transfer Agreement between Omeros Corporation and Gregory A. Demopulos, M.D. dated June 16, 1994	S-1	333-148572	10.14	01/09/2008

10.9*	Second Technology Transfer Agreement between Omeros Corporation and Gregory A. Demopulos, M.D. dated December 11, 2001	S-1	333-148572	10.16	01/09/2008

10.10*	Omeros Corporation Non-Employee Director Compensation Policy	10-K	001-34475	1.1	03/01/2021

10.11	Lease dated January 27, 2012 between Omeros Corporation and BMR-201 Elliott Avenue LLC	8-K	001-34475	10.1	02/01/2012

10.12	First Amendment to Lease dated November 5, 2012 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-Q	001-34475	10.2	11/09/2012

10.13	Second Amendment to Lease dated November 16, 2012 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-K	001-34475	10.18	03/18/2013

10.14	Third Amendment to Lease dated October 16, 2013 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-K	001-34475	10.18	03/13/2014

10.15	Fourth Amendment to Lease dated September 8, 2015 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-Q	001-34475	10.3	11/09/2015

10.16	Fifth Amendment to Lease dated September 1, 2016 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-Q	001-34475	10.1	05/10/2017

10.17	Sixth Amendment to Lease dated October 18, 2018 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-K	001-34475	10.19	03/01/2019

10.18	Seventh Amendment to Lease dated April 15, 2019 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-Q	001-34475	10.1	08/08/2019

10.19	Eighth Amendment to Lease dated October 18, 2019 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-K	001-34475	10.20	03/02/2020

10.20	Ninth Amendment to Lease dated January 15, 2020 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-Q	001-34475	10.1	05/11/2020

10.21	Tenth Amendment to Lease dated September 15, 2020 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-Q	001-34475	10.1	11/09/2020

10.22	Eleventh Amendment to Lease dated October 23, 2020 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-K	001-34475	1.1	03/01/2021

10.23	Twelfth Amendment to Lease dated January 1, 2021 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-K	001-34475	1.1	03/01/2021

10.24	Thirteenth Amendment to Lease dated January 1, 2021 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-Q	001-34475	1.1	08/06/2021

10.25†	Exclusive License and Sponsored Research Agreement between Omeros Corporation and the University of Leicester dated June 10, 2004	S-1/A	333-148572	10.29	09/16/2009

10.26†	Research and Development Agreement First Amendment between Omeros Corporation and the University of Leicester dated October 1, 2005	S-1	333-148572	10.30	01/09/2008

10.27†	Research and Development Agreement Eighth and Ninth Amendments between Omeros Corporation and the University of Leicester dated March 21, 2012 and September 1, 2013	10-K	001-34475	10.24	03/16/2015

10.28†	Exclusive License and Sponsored Research Agreement between Omeros Corporation and Medical Research Council dated October 31, 2005	S-1/A	333-148572	10.31	09/16/2009

10.29†	Amendment dated May 8, 2007 to Exclusive License and Sponsored Research Agreement between Omeros Corporation and the Medical Research Council dated October 31, 2005	S-1	333-148572	10.32	01/09/2008

10.30†	Patent Assignment Agreement between Omeros Corporation and Roberto Ciccocioppo, Ph.D. dated February 23, 2009	S-1/A	333-148572	10.47	09/16/2009

10.31†	First Amendment to Patent Assignment Agreement between Omeros Corporation and Roberto Ciccocioppo, Ph.D. effective December 31, 2010	10-K	001-34475	10.28	03/18/2013

10.32†	License Agreement between Omeros Corporation and Daiichi Sankyo Co., Ltd. (successor-in-interest to Asubio Pharma Co., Ltd.) dated March 3, 2010	10-Q	001-34475	10.1	05/12/2010

10.33†	Amendment No. 1 to License Agreement with an effective date of January 5, 2011 between Omeros Corporation and Daiichi Sankyo Co., Ltd.	10-Q	001-34475	10.1	05/10/2011

10.34†	Amendment No. 2 to License Agreement with an effective date of January 25, 2013 between Omeros Corporation and Daiichi Sankyo Co., Ltd.	10-Q	001-34475	10.1	05/09/2013

10.35†	Exclusive License Agreement between Omeros Corporation and Helion Biotech ApS dated April 20, 2010	10-Q	001-34475	10.2	08/10/2010

10.36†	Platform Development Funding Agreement between Omeros Corporation and Vulcan Inc. and its affiliate dated October 21, 2010	10-K	001-34475	10.44	03/15/2011

10.37†	Grant Award Agreement between Omeros Corporation and the Life Sciences Discovery Fund Authority dated October 21, 2010	10-K	001-34475	10.45	03/15/2011

10.38†	Commercial Supply Agreement among Omeros Corporation, Hospira S.p.A. and Hospira Worldwide, Inc. dated October 3, 2014	10-K	001-34475	10.46	03/16/2015

10.39†	First Amendment to Commercial Supply Agreement dated August 1, 2015 by and between Omeros Corporation and Hospira Worldwide, Inc.	10-Q	001-34475	10.1	11/09/2015

10.40	Form of capped call transaction confirmation, dated as of November 8, 2018, by and between Royal Bank of Canada and Omeros Corporation, in reference to the 6.25% Convertible Senior Notes due 2023	8-K	001-34475	10.2	11/15/2018

10.41	Form of capped call transaction confirmation, in reference to the 5.25% Convertible Senior Notes due 2026	8-K	001-34475	10.1	08/14/2020

10.42	Loan and Security Agreement, dated as of August 2, 2019, by and between Omeros Corporation and Silicon Valley Bank	8-K	001-34475	10.1	08/08/2019

10.43	First Amendment to Loan and Security Agreement, dated as of August 7, 2020, by and between Omeros Corporation and Silicon Valley Bank	10-Q	001-34475	10.1	08/10/2020

10.44	Consent and Second Amendment to Loan and Security Agreement, dated as of December 1, 2021, by and between Omeros Corporation and Silicon Valley Bank					X

10.45††	Master Services Agreement, dated July 28, 2019, between Omeros Corporation and Lonza Biologics Tuas Pte. Ltd.	10-Q	001-34475	10.1	11/12/2019

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104.1	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)	X

*      Indicates management contract or compensatory plan or arrangement.

†      Portions of this exhibit are redacted in accordance with a grant of confidential treatment.

††	Certain identified information has been excluded from the exhibit because it both (A) is not material and (B) would be competitively harmful if publicly disclosed.

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

Dated: March 1, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY A. DEMOPULOS, M.D.	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 1, 2022
Gregory A. Demopulos, M.D.

/s/ MICHAEL A. JACOBSEN	Vice President, Finance, Chief Accounting Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2022
Michael A. Jacobsen

/s/ THOMAS F. BUMOL, PH.D.	Director	March 1, 2022
Thomas F. Bumol, Ph.D.

/s/ THOMAS J. CABLE	Director	March 1, 2022
Thomas J. Cable

/s/ PETER A. DEMOPULOS, M.D.	Director	March 1, 2022
Peter A. Demopulos, M.D.

/s/ ARNOLD C. HANISH	Director	March 1, 2022
Arnold C. Hanish

/s/ LEROY E. HOOD, M.D., PH.D.	Director	March 1, 2022
Leroy E. Hood, M.D., Ph.D.

/s/ RAJIV SHAH, M.D.	Director	March 1, 2022
Rajiv Shah, M.D.

/s/ KURT ZUMWALT	Director	March 1, 2022
Kurt Zumwalt