Form 10-Q
period 2022-03-31
OMEROS CORP
filed 2022-05-10
CIK 1285819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 6, 2022, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 62,730,015.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which are subject to the “safe harbor” created by those sections for such statements. Forward-looking statements are based on our management’s beliefs and assumptions and on currently available information. All statements other than statements of historical fact are “forward-looking statements.” Terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” and similar expressions and variations thereof are intended to identify forward-looking statements, but these terms are not the exclusive means of identifying such statements. Examples of these statements include, but are not limited to, statements regarding:

●	our estimates regarding how long our existing cash, cash equivalents, short-term investments and revenues will fund our anticipated operating expenses, capital expenditures and debt service obligations;
●	our expectations related to future milestone and royalty payments potentially payable to us under the terms of the asset purchase agreement under which we divested our former commercial ophthalmology product OMIDRIA® (phenylephrine and ketorolac intraocular solution);
●	our expectations regarding clinical plans and anticipated or potential paths to regulatory approval of narsoplimab by the U.S. Food and Drug Administration (“FDA”) and the European Medicines Agency (the “EMA”) in hematopoietic stem cell transplant-associated thrombotic microangiopathy (“HSCT-TMA”), immunoglobulin A (“IgA”) nephropathy, COVID-19 and atypical hemolytic uremic syndrome (“aHUS”);
●	our expectations regarding the clinical, therapeutic and competitive benefits and importance of our drug candidates;
●	whether and when a marketing authorization application (“MAA”) may be filed with the EMA for narsoplimab in any indication, and whether the EMA will grant approval for narsoplimab in any indication;
●	our plans for the commercial launch of narsoplimab following any regulatory approval and our estimates and expectations regarding coverage and reimbursement for any approved products;
●	our plans and expectations regarding development of narsoplimab for the treatment of critically ill COVID-19 patients, including statements regarding the therapeutic potential of narsoplimab for the treatment of COVID-19, discussions with government agencies regarding narsoplimab for the treatment of COVID-19, expectations for the treatment of additional COVID-19 patients in clinical trials or other settings and expectations regarding the availability of data and the announcement of outcomes from a clincal trial evaluating narsoplimab in COVID-19;
●	with respect to our narsoplimab clinical programs, our expectations regarding: whether enrollment in any ongoing or planned clinical trial will proceed as expected; whether we can capitalize on the financial and regulatory incentives provided by orphan drug designations granted by FDA, the European Commission (the “EC”), or the EMA; and whether we can capitalize on the regulatory incentives provided by fast-track or breakthrough therapy designations granted by FDA;
●	our expectation that we will rely on contract manufacturers to manufacture narsoplimab, if approved, for commercial sale and to manufacture our drug candidates for purposes of clinical supply and in anticipation of potential commercialization;
●	our ability to design, initiate and/or successfully complete clinical trials and other studies for our drug candidates and our plans and expectations regarding our ongoing or planned clinical trials, including for our lead MASP-2 inhibitor, narsoplimab, and for our other investigational candidates, including OMS527 and OMS906;

●	the severity and duration of the impact of the COVID-19 pandemic on our business, operations, clinical programs and financial results;
●	our ability to raise additional capital through the capital markets or through one or more corporate partnerships, equity offerings, debt financings, collaborations, licensing arrangements or asset sales;
●	our expectations about the commercial competition that our drug candidates, if commercialized, face or may face;
●	the expected course and costs of existing claims, legal proceedings and administrative actions, our involvement in potential claims, legal proceedings and administrative actions, and the merits, potential outcomes and effects of both existing and potential claims, legal proceedings and administrative actions, as well as regulatory determinations, on our business, prospects, financial condition and results of operations;
●	the extent of protection that our patents provide and that our pending patent applications will provide, if patents are issued from such applications, for our technologies, programs, and drug candidates;
●	the factors on which we base our estimates for accounting purposes and our expectations regarding the effect of changes in accounting guidance or standards on our operating results; and
●	our expected financial position, performance, revenues, growth, costs and expenses, magnitude of net losses and the availability of resources.

Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks, uncertainties and other factors described in this Quarterly Report on Form 10-Q under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”). Given these risks, uncertainties and other factors, actual results or anticipated developments may not be realized or, even if substantially realized, may not have the expected consequences to or effects on our company, business or operations. Accordingly, you should not place undue reliance on these forward-looking statements, which represent our estimates and assumptions only as of the date of the filing of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual results in subsequent periods may materially differ from current expectations. Except as required by applicable law, we assume no obligation to update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

OMEROS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMEROS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$8,963	$100,808
Short-term investments	133,271	56,458
OMIDRIA contract royalty asset, short-term	44,110	44,319
Receivables, net	16,255	38,155
Prepaid expense and other assets	7,623	8,216
Total current assets	210,222	247,956
OMIDRIA contract royalty asset	133,625	140,251
Property and equipment, net	1,453	1,731
Right of use assets	22,909	28,276
Restricted investments	1,054	1,054
Total assets	$369,263	$419,268

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$7,345	$13,400
Accrued expenses	23,796	33,134
Current portion of lease liabilities	3,925	5,255
Total current liabilities	35,066	51,789
Lease liabilities, non-current	24,296	29,126
Unsecured convertible senior notes, net	313,904	313,458
Other accrued liabilities - noncurrent	922	1,115
Commitments and contingencies (Note 10)
Shareholders’ equity (deficit):
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized; none issued and outstanding at March 31, 2022 and December 31, 2021.	—	—
Common stock, par value $0.01 per share, 150,000,000 shares authorized at March 31, 2022 and December 31, 2021; 62,730,015 and 62,628,855 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively.	627	626
Additional paid-in capital	710,593	706,288
Accumulated deficit	(716,145)	(683,134)
Total shareholders’ equity (deficit)	(4,925)	23,780
Total liabilities and shareholders’ equity (deficit)	$369,263	$419,268

See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2022	2021

Costs and expenses:
Research and development	$24,087	$32,504
Selling, general and administrative	10,959	12,786
Total costs and expenses	35,046	45,290
Loss from continuing operations	(35,046)	(45,290)
Interest expense	(4,941)	(4,897)
Other income	493	418
Net loss from continuing operations	(39,494)	(49,769)
Net income from discontinued operations	6,483	14,679
Net loss	$(33,011)	$(35,090)

Basic and diluted net income (loss) per share:
Net loss from continuing operations	$(0.63)	$(0.81)
Net income from discontinued operations	0.10	0.24
Net loss	$(0.53)	$(0.57)

Weighted-average shares used to compute basic and diluted net income (loss) per share	62,724,775	61,928,511

See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2021	61,671,231	$616	$751,304	$(872,672)	$(120,752)
Exercise of stock options and warrants	580,781	6	6,327	—	6,333
At the market offering costs	—	—	(241)	—	(241)
Cumulative effect of adopting ASU 2020-06	—	—	(70,779)	(4,697)	(75,476)
Stock-based compensation expense	—	—	3,271	—	3,271
Net loss	—	—	—	(35,090)	(35,090)
Balance at March 31, 2021	62,252,012	$622	$689,882	$(912,459)	$(221,955)

Balance at January 1, 2022	62,628,855	$626	$706,288	$(683,134)	$23,780
Exercise of stock options and warrants	101,160	1	413	—	414
Stock-based compensation expense	—	—	3,892	—	3,892
Net loss	—	—	—	(33,011)	(33,011)
Balance at March 31, 2022	62,730,015	$627	$710,593	$(716,145)	$(4,925)

See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net loss	$(33,011)	$(35,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Early termination of operating lease	(454)	—
Stock-based compensation expense	3,892	3,271
Non-cash interest expense	446	396
Depreciation and amortization	278	390
Changes in operating assets and liabilities:
Receivables	21,900	(20,985)
Prepaid expenses and other assets	592	5,202
OMIDRIA contract royalty asset	6,835	—
Accounts payable and accrued expense	(15,671)	6,562
Net cash used in operating activities	(15,193)	(40,254)
Investing activities:
Purchases of investments	(83,013)	(3)
Proceeds from the sale and maturities of investments	6,200	33,000
Purchases of property and equipment	—	(12)
Net cash provided by (used in) investing activities	(76,813)	32,985
Financing activities:
Proceeds upon exercise of stock options and warrants	414	6,333
Payments on finance lease obligations	(253)	(296)
At the market offering costs	—	(241)
Net cash provided by financing activities	161	5,796
Net decrease in cash and cash equivalents	(91,845)	(1,473)
Cash and cash equivalents at beginning of period	100,808	10,501
Cash and cash equivalents at end of period	$8,963	$9,028

Supplemental cash flow information
Cash paid for interest	$5,967	$5,995

See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Organization and Basis of Presentation

General

Omeros Corporation (“Omeros,” the “Company” or “we”) is a clinical-stage biopharmaceutical company committed to discovering, developing and commercializing small-molecule and protein therapeutics for large-market as well as orphan indications targeting immunologic diseases, including complement-mediated diseases and cancers related to dysfunction of the immune system, as well as addictive and compulsive disorders. We marketed our first drug product, OMIDRIA® (phenylephrine and ketorolac intraocular solution) 1% / 0.3% for use during cataract surgery or intraocular lens replacement in the United States (the “U.S.”) until we sold OMIDRIA and related business assets on December 23, 2021 (see “Sale of OMIDRIA Assets” below for additional information).

Our drug candidate narsoplimab is the subject of a biologics license application (“BLA”) pending before the U.S. Food and Drug Administration (“FDA”) for the treatment of hematopoietic stem cell transplant-associated thrombotic microangiopathy (“HSCT-TMA”). On October 18, 2021, we announced the receipt of a Complete Response Letter (“CRL”) from FDA regarding the BLA. In the CRL, FDA expressed difficulty in estimating the treatment effect of narsoplimab in HSCT-TMA and asserted that additional information will be needed to support regulatory approval. In February 2022, we had a Type A end-of-review meeting with FDA to discuss the CRL, including each of the review issues that FDA identified as presenting difficulties interpreting the treatment response in the pivotal trial. Although we feel that we adequately addressed all of the issues noted in the CRL, the meeting minutes included a number of the review division’s critiques that we believe had already been addressed and/or were inaccurate. As a result, we currently plan to submit a Formal Dispute Resolution Request. Formal dispute resolution is an official pathway that enables a sponsor to appeal a decision by an FDA review division to a higher authority within FDA, in this case the Office of New Drugs. Our request is for regular approval based on the data in our existing BLA. We continue to believe that our BLA, as submitted, merits approval and that the data meet or exceed the threshold for substantial evidence of effectiveness; however, there can be no assurances that the Formal Dispute Resolution process will result in approval of our BLA, will provide a clear path to resubmission of our BLA, or that any identified path to BLA resubmission will be satisafactory in terms of the information, time and/or expenditure required.

We also have multiple late-stage clinical development programs in our pipeline, which are focused on: complement-mediated disorders, including immunoglobulin A (“IgA”) nephropathy, atypical hemolytic uremic syndrome (“aHUS”) and COVID-19.

Sale of OMIDRIA Assets

On December 23, 2021, we completed the sale of OMIDRIA and certain related assets and liabilities to Rayner Surgical Inc. (“Rayner”) pursuant to an Asset Purchase Agreement dated December 1, 2021 (the “Asset Purchase Agreement”). We received a payment of $126.0 million at closing and receive royalty payments on worldwide sales of OMIDRIA and potentially a $200.0 million milestone payment if separate payment for OMIDRIA is secured in the U.S. for a continuous period of at least four years before January 1, 2025.

As a result of the divestiture, the results of OMIDRIA operations (e.g., revenues and operating costs) are included in discontinued operations in our condensed consolidated statements of operations and comprehensive loss for all periods presented (see “Note 3 – Discontinued Operations”).

Basis of Presentation

Our condensed consolidated financial statements include the financial position and results of operations of Omeros and our wholly owned subsidiaries. All inter-company transactions have been eliminated. The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles

(“GAAP”). Certain prior year amounts in the condensed consolidated balance sheets, statements of operations, statements of stockholders’ equity (deficit) and statements of cash flows and the notes to the condensed consolidated financial statements have been reclassified in the condensed consolidated financial statements to conform to the current year presentation.

Risks and Uncertainties

As of March 31, 2022, we had cash, cash equivalents and short-term investments of $142.2 million and outstanding accounts receivable of $16.3 million. Our loss for the quarter ended March 31, 2022 was $33.0 million and included $4.2 million of noncash operating expenses.

We plan to continue to fund our operations for the next twelve months with our existing cash and investments, our current accounts receivable, and OMIDRIA royalties. There is also the potential for us to receive a $200.0 million milestone related to achievement of long-term OMIDRIA separate payment. If FDA approval is granted for narsoplimab for HSCT-TMA within the next twelve months, we expect that sales of narsoplimab will also provide funds for our operations. We have a sales agreement to sell shares of our common stock, from time to time, in an “at the market” equity offering facility through which we may offer and sell shares of our common stock equaling an aggregate amount up to $150.0 million. Should it be determined to be strategically advantageous, we could pursue debt financings as well as public and private offerings of our equity securities, similar to those we have previously completed, or other strategic transactions, which may include licensing a portion of our existing technology.

Management believes the assets on hand along with expected royalties received are adequate to finance our operations at least through May 10, 2023. Accordingly, the accompanying condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant items subject to such estimates include OMIDRIA contract royalty asset valuation, stock-based compensation expense, and accruals for clinical trials and manufacturing of drug product. We base our estimates on historical experience and on various other factors, including the impact of the COVID-19 pandemic, that we believe are reasonable under the circumstances; however, actual results could differ from these estimates.

Note 2—Significant Accounting Policies

Discontinued Operations

We review the presentation of planned or completed business dispositions in the condensed consolidated financial statements based on the available information and events that have occurred. The review consists of evaluating whether the business meets the definition of a component for which the operations and cash flows are clearly distinguishable from the other components of the business and, if so, whether it is anticipated that after the disposal the cash flows of the component would be eliminated from continuing operations and whether the disposition represents a strategic shift that has a major effect on operations and financial results.

Planned or completed business dispositions are presented as discontinued operations when all the criteria described above are met. For those divestitures that qualify as discontinued operations, all comparative periods presented are reclassified in the consolidated balance sheets. Additionally, the results of operations of a discontinued operation are reclassified to income from discontinued operations, for all periods presented in the condensed consolidated statements of operations and comprehensive loss. Results of discontinued operations include all revenues and expenses directly derived from such businesses; general corporate overhead is not allocated to discontinued operations. The OMIDRIA asset sale to Rayner qualifies as a discontinued operation. The Company included information regarding cash flows from discontinued operations (see “Note 3 – Discontinued Operations”).

OMIDRIA Royalties and OMIDRIA Contract Royalty Assets

We have rights to receive future royalties from Rayner on OMIDRIA net sales at rates that vary based on geography and certain regulatory contingencies. Therefore, future OMIDRIA royalties are treated as variable consideration. The sale of OMIDRIA qualified as an asset sale under GAAP. To measure the OMIDRIA contract royalty asset, we used the expected value approach which is the sum of the discounted probability-weighted royalty payments, net of tax, we would receive using a range of potential outcomes, to the extent that it is probable that a significant reversal in the amount of cumulative income recognized will not occur. Accordingly, the contract royalty asset excludes the achievement of the $200.0 million milestone payment and any foreign royalties to the extent it is probable that a significant reversal in the amount of cumulative income recognized will not occur. Royalties earned will primarily be recorded as a reduction to the OMIDRIA contract royalty asset. The amount recorded in discontinued operations will reflect interest earned on the outstanding OMIDRIA contract royalty asset and any amounts received that are different from the expected royalties recorded at closing. The OMIDRIA contract royalty asset will also be re-measured periodically using the expected value approach based on actual results and future expectations. Any required adjustment to the OMIDRIA contract royalty asset will be recorded into discontinued operations.

OMIDRIA Revenue Recognition

Prior to the sale of OMIDRIA on December 23, 2021, when we entered into a customer contract, we performed the following five steps: (i) identified the contract with a customer; (ii) identified the performance obligations in the contract; (iii) determined the transaction price; (iv) allocated the transaction price to the performance obligations in the contract; and (v) recognized revenue when (or as) we satisfy a performance obligation.

We generally recorded OMIDRIA product sales when the product was delivered to our wholesalers. OMIDRIA product sales were recorded net of wholesaler distribution fees and estimated chargebacks, rebates, returns and purchase-volume discounts. Accruals or allowances were established for these deductions in the same period when revenue was recognized, and actual amounts incurred were offset against the applicable accruals or allowances. We reflected each of these accruals or allowances as either a reduction in the related accounts receivable or as an accrued liability, depending on how the amount is expected to be settled.

Inventory

We expense inventory costs related to product candidates as research and development expenses until regulatory approval is reasonably assured in the U.S. or the European Union (the “EU”). Once approval is reasonably assured, costs including amounts related to third-party manufacturing, transportation and internal labor and overhead will be capitalized.

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

Note 3—Discontinued Operations

On December 23, 2021, we completed the sale of OMIDRIA and certain related assets including inventory and prepaid expenses. We retained the outstanding accounts receivable and all outstanding liabilities related to OMIDRIA as of the closing date.

Upon closing, we received an up-front cash payment of $126.0 million. We receive a 50% royalty on OMIDRIA net sales in the U.S. until the earlier of January 1, 2025 or the payment of the $200.0 million milestone described below. After such date, we will receive a 30% royalty on OMIDRIA net sales in the U.S. (the “U.S. base royalty rate”) until the expiration or termination of the last issued and unexpired U.S. patent. The U.S. base royalty rate is reduced to 10% upon the occurrence of certain events described in the Asset Purchase Agreement, including during any specific period in which OMIDRIA is no longer eligible for separate payment. We will also receive a royalty of 15% on OMIDRIA net sales outside the U.S. on a country-by-country basis until the expiration or termination of the last issued and unexpired OMIDRIA patent in such country. We will receive a $200.0 million milestone payment if, prior to January 1, 2025, separate payment for OMIDRIA is secured in the U.S. for a continuous period of at least four years.

During the three months ended March 31, 2022, we earned royalties of $13.8 million on sales of OMIDRIA which we recorded as a reduction to the OMIDRIA contract royalty asset. We also recorded $7.0 million of income in discontinued operations representing interest income and remeasurement adjustments to the OMIDRIA contract royalty asset. The following schedule presents a rollforward of the OMIDRIA contract royalty asset (in thousands):

OMIDRIA contract royalty asset at December 31, 2021	$184,570
Royalties earned	(13,831)
Royalty interest income and remeasurement adjustments	6,996
OMIDRIA contract royalty asset at March 31, 2022	$177,735

Net income from discontinued operations is as follows:

	Three Months Ended
	March 31,
	2022	2021

	(In thousands)
Product sales, net	$—	$21,061
Royalty interest income and remeasurement adjustments	6,996	—
Total	6,996	21,061
Costs and expenses	513	6,382
Net income from discontinued operations	$6,483	$14,679

Cash flow from discontinued operations is as follows:

	Three Months Ended March 31,
	2022	2021

	(In thousands)
Total operating cash flows from discontinued operations	$13,636	$(16,284)

Note 4—Net Loss Per Share

Our potentially dilutive securities include potential common shares related to our stock options, warrants, restricted stock units (“RSUs”) and unsecured convertible senior notes. Diluted earnings per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period.

Potentially dilutive securities excluded from Diluted EPS are as follows:

	March 31,
	2022	2021
2023 Notes convertible to common stock (1)	4,941,739	4,941,739
Outstanding options to purchase common stock	4,429	3,453,133
Outstanding restricted stock units	88,001	—
Total potentially dilutive shares excluded from net loss per share	5,034,168	8,394,872

(1)The 2023 Notes are subject to a capped call arrangement that potentially reduces the dilutive effect as described in “Note 8 — Unsecured Convertible Senior Notes.” Any potential impact of the capped call arrangement is excluded from this table.

Note 5—Certain Balance Sheet Accounts

OMIDRIA Contract Royalty Asset

OMIDRIA contract royalty asset consists of the following:

	March 31,	December 31,
	2022	2021

	(In thousands)
Short-term contract royalty asset	$44,110	$44,319
Long-term contract royalty asset	133,625	140,251
Total OMIDRIA contract royalty asset	$177,735	$184,570

Receivables, net

Receivables, net consists of the following:

	March 31,	December 31,
	2022	2021

	(In thousands)
Royalty and trade receivables, net	$15,847	$36,505
Sublease and other receivables	408	1,650
Total receivables, net	$16,255	$38,155

Trade receivables are net of product return and chargeback allowances. Product returns and chargeback allowances were $2.0 million as of December 31, 2021.

Property and Equipment, Net

Property and equipment, net consists of the following:

	March 31,	December 31,
	2022	2021

	(In thousands)
Finance leases	$5,979	$5,979
Laboratory equipment	3,091	3,091
Computer equipment	1,069	1,069
Office equipment and furniture	625	625
Total cost	10,764	10,764
Less accumulated depreciation and amortization	(9,311)	(9,033)
Total property and equipment, net	$1,453	$1,731

For the three months ended March 31, 2022 and 2021, depreciation and amortization expense was $0.3 million and $0.4 million, respectively.

Accrued Expenses

Accrued expenses consists of the following:

	March 31,	December 31,
	2022	2021

	(In thousands)
Consulting and professional fees	$6,555	$7,455
Contract research and development	4,492	3,916
Interest payable	3,703	5,172
Clinical trials	3,408	2,430
Employee compensation	2,503	3,706
Sales rebates, fees and discounts	1,727	8,442
Other accrued expenses	1,408	2,013
Total accrued expenses	$23,796	$33,134

Note 6—Fair-Value Measurements

As of March 31, 2022, and December 31, 2021, all investments were classified as short-term and available-for-sale on the accompanying condensed consolidated balance sheets. Investment income, which was included as a component of other income, consists of interest earned.

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

Our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	March 31, 2022
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Money-market funds classified as short-term investments	$133,271	$—	$—	$133,271
Money-market funds classified as non-current restricted investments	1,054	—	—	1,054
Total	$134,325	$—	$—	$134,325

	December 31, 2021
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Money-market funds classified as short-term investments	$56,458	$—	$—	$56,458
Money-market funds classified as non-current restricted investments	1,054	—	—	1,054
Total	$57,512	$—	$—	$57,512

Cash held in demand deposit accounts of $9.0 million and $100.8 million is excluded from our fair-value hierarchy disclosure as of March 31, 2022 and December 31, 2021, respectively. There were no unrealized gains or losses associated with our investments as of March 31, 2022 or December 31, 2021. The carrying amounts reported in the accompanying condensed consolidated balance sheets for receivables, accounts payable, other current monetary assets and liabilities approximate fair value.

See “Note 8—Unsecured Convertible Senior Notes” for the carrying amount and estimated fair value of our outstanding convertible senior notes.

Note 7—Line of Credit

We have a Loan and Security Agreement with Silicon Valley Bank (“SVB”), which provides for a $50.0 million revolving line of credit facility (the “Line of Credit Agreement”) based on 85% of our eligible royalty and trade receivables, net. The Line of Credit Agreement is secured by all our assets excluding intellectual property and development program inventories and matures in August 2022.

As of March 31, 2022 and December 31, 2021, no amounts were outstanding under the Line of Credit Agreement.

Note 8—Unsecured Convertible Senior Notes

In November 2018, we issued $210.0 million in aggregate principal amount of our 6.25% Convertible Senior Notes (the “2023 Notes”), and in August and September 2020, we issued $225.0 million in aggregate principal amount of our 5.25% Convertible Senior Notes (the “2026 Notes”). We used a portion of the proceeds from the 2026 Notes to repurchase $115.0 million principal amount of the 2023 Notes and terminate a corresponding portion of the related capped call for the 2023 Notes, as described below.

Unsecured convertible senior notes outstanding at March 31, 2022 and December 31, 2021 are as follows:

	Balance as of March 31, 2022
	2023 Notes	2026 Notes	Total

	(In thousands)
Principal amount	$95,000	$225,030	$320,030
Unamortized debt issuance costs	(1,120)	(5,006)	(6,126)
Total unsecured convertible senior notes, net	$93,880	$220,024	$313,904

Fair value of outstanding unsecured convertible senior notes (1)	$89,063	$171,585

	Balance as of December 31, 2021
	2023 Notes	2026 Notes	Total

	(In thousands)
Principal amount	$95,000	$225,030	$320,030
Unamortized discount	(1,282)	(5,290)	(6,572)
Total unsecured convertible senior notes, net	$93,718	$219,740	$313,458

Fair value of outstanding unsecured convertible senior notes (1)	$87,163	$171,867
(1)	The fair value is classified as Level 3 due to the limited trading activity for the unsecured convertible senior notes.

2023 Unsecured Convertible Senior Notes

Our 2023 Notes accrue interest at an annual rate of 6.25% per annum, payable semi-annually in arrears on May 15 and November 15 of each year. The 2023 Notes mature on November 15, 2023 unless earlier purchased, redeemed or converted in accordance with their terms.

As of March 31, 2022, the unamortized debt issuance costs of $1.1 million will be amortized to interest expense at an effective interest rate of 7.0% over the remaining term.

The 2023 Notes are convertible into cash, shares of our common stock or a combination thereof, as we elect at our sole discretion. The initial conversion rate is 52.0183 shares of our common stock per $1,000 of note principal (equivalent to an initial conversion price of approximately $19.22 per share of common stock), subject to adjustment in certain circumstances. To reduce the dilutive impact or potential cash expenditure associated with the conversion of the 2023 Notes, we entered into a capped call transaction (the “2023 Capped Call”), which covers the number of shares of our common stock underlying the 2023 Notes when our common stock share price is trading between the initial conversion price of $19.22 and $28.84. In connection with the partial repurchase of the 2023 Notes, we entered into a capped call termination contract to unwind a proportionate amount of the 2023 Capped Call. As of March 31, 2022, approximately 4.9 million shares remained outstanding on the 2023 Capped Call.

The following table sets forth total interest expense recognized in connection with the 2023 Notes:

	Three Months Ended March 31,
	2022	2021

	(In thousands)
Contractual interest expense	$1,484	$1,484
Amortization of debt issuance costs	161	150
Total	$1,645	$1,634

2026 Unsecured Convertible Senior Notes

The 2026 Notes are unsecured and accrue interest at an annual rate of 5.25% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. The 2026 Notes mature on February 15, 2026, unless earlier purchased, redeemed or converted in accordance with their terms.

As of March 31, 2022, the unamortized debt issuance costs of $5.0 million will be amortized to interest expense at an effective interest rate of 5.9% over the remaining term.

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

The following table sets forth interest expense recognized related to the 2026 Notes:

	Three Months Ended March 31,
	2022	2021

	(In thousands)
Contractual interest expense	$2,954	$2,954
Amortization of debt issuance costs	285	246
Total	$3,239	$3,200

Future minimum payments for the 2023 Notes and 2026 Notes as of March 31, 2022 are as follows:

(In thousands)
2023	$95,000
2024	—
2025	—
2026	225,030
2027	—
Total future minimum principal payments under the 2023 Notes and 2026 Notes	$320,030

Note 9—Leases

We have an operating lease for our office and laboratory facilities with an initial term that ends in 2027 with two options to extend the lease term by five years. On January 14, 2022, we entered into an agreement with our landlord to early terminate a portion of the rentable square footage of our office and laboratory facilities, which reduced the right of use asset by $4.7 million and related liability by $5.2 million. We recorded a non-cash gain of $0.5 million to early terminate the lease. In addition, we carry various finance leases for laboratory equipment.

Supplemental lease information is as follows:

	Three Months Ended
	March 31,
	2022	2021

	(In thousands)
Lease cost
Operating lease cost	$1,196	$1,583
Finance lease cost:
Amortization	197	323
Interest	56	63
Variable lease cost	860	813
Sublease income	(491)	(418)
Net lease cost	$1,818	$2,364

Cash paid for amounts included in the measurement of lease liabilities is as follows:

	Three Months Ended
	March 31,
	2022	2021

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Cash payments for operating leases	$1,803	$1,628
Cash payments for financing leases	$253	$354

Note 10—Commitments and Contingencies

Contracts

We have various agreements with third parties that collectively require payment of termination fees totaling $31.0 million as of March 31, 2022 if we cancel the work within specific time frames, either prior to commencing or during performance of the contracted services.

Development Milestones and Product Royalties

We have licensed a variety of intellectual property from third parties that we are currently developing or may develop in the future. These licenses may require milestone payments during the clinical development processes or upon approval of commercial sale as well as low single- to low double-digit royalties on the net income or net sales of the product. For the three months ended March 31, 2022 and March 31, 2021, development milestone expenses were insignificant. Should narsoplimab be approved, we would owe milestone payments to development partners and be obligated to pay low single-digit royalties on net sales of the product.

Note 11—Shareholders’ Deficit

Common Stock and Warrants

On March 1, 2021, we entered into a sales agreement to sell shares of our common stock having an aggregate offering price of up to $150.0 million, from time to time, through an “at the market” equity offering program. As of March 31, 2022, we have not sold any shares under this program.

In March 2021, a cashless exercise was executed for 43,115 warrants, resulting in the issuance of 24,901 shares of our common stock. As of March 31, 2022, 200,000 warrants remained outstanding with an exercise price of $23.00 per share. The warrants expire on April 12, 2023.

Note 12—Stock-Based Compensation

Our stock option plans provide for the grant of incentive and non-qualified stock options, restricted stock awards, RSUs, warrants and other stock awards to employees, non-employee directors and consultants.

Stock-based compensation expense is as follows:

	Three Months Ended
	March 31,
	2022	2021

	(In thousands)
Continuing operations
Research and development	$1,715	$1,450
Selling, general and administrative	2,177	1,610
Total stock-based compensation in continuing operations	3,892	3,060
Discontinued operations	—	211
Total stock-based compensation	$3,892	$3,271

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were applied to all stock option grants:

Three Months Ended
March 31, 2022
Estimated weighted-average fair value	$4.58
Weighted-average assumptions:
Expected volatility	81%
Expected life, in years	6.1
Risk-free interest rate	1.98%
Expected dividend yield	—%

Stock option activity for all stock plans and related information is as follows:

		Weighted-
		Average		Aggregate
		Exercise	Remaining	Intrinsic
	Options	Price per	Contractual Life	Value
	Outstanding	Share	(In years)	(In thousands)
Balance at December 31, 2021	12,709,887	$12.61
Granted	17,884	9.74
Exercised	(101,160)	4.10
Forfeited	(189,010)	14.29
Balance at March 31, 2022	12,437,601	$12.65	5.3	$15
Vested and expected to vest at March 31, 2022	12,139,058	$12.61	5.2	$15
Exercisable at March 31, 2022	9,601,612	$12.19	4.3	$14

As of March 31, 2022, there were 2.8 million unvested options outstanding that will vest over a weighted-average period of 2.4 years. The total estimated compensation expense yet to be recognized on outstanding options is $23.0 million.

The Company has 222,000 shares of unvested RSUs outstanding as of March 31, 2022 that vest 50% on December 1, 2022 and 50% on December 1, 2023.

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

Our drug candidate narsoplimab is the subject of a biologics license application (“BLA”) pending before the U.S. Food and Drug Administration (“FDA”) for the treatment of hematopoietic stem cell transplant-associated thrombotic microangiopathy (“HSCT-TMA”). On October 18, 2021, we announced the receipt of a Complete Response Letter (“CRL”) from FDA regarding the BLA. In the CRL, FDA expressed difficulty in estimating the treatment effect of narsoplimab in HSCT-TMA and asserted that additional information will be needed to support regulatory approval. In February 2022, we had a Type A end-of-review meeting with FDA to discuss the CRL, including each of the review issues that FDA identified as presenting difficulties interpreting the treatment response in the pivotal trial. Although we feel that we adequately addressed all of the issues noted in the CRL, the meeting minutes included a number of the review division’s critiques that we believe had already been addressed and/or were inaccurate. As a result, we currently plan to submit a Formal Dispute Resolution Request. Formal dispute resolution is an official pathway that enables a sponsor to appeal a decision by an FDA review division to a higher authority within FDA, in this case the Office of New Drugs. Our request is for regular approval based on the data in our existing BLA. We continue to believe that our BLA, as submitted, merits approval and that the data meet or exceed the threshold for substantial evidence of effectiveness; however, there can be no assurances that the Formal Dispute Resolution process will result in approval of our BLA, will provide a clear path to resubmission of our BLA, or that any identified path to BLA resubmission will be satisafactory in terms of the information, time and/or expenditure required.

We also have multiple Phase 3 and Phase 2 clinical-stage development programs in progress with narsoplimab, which are focused on: complement-mediated disorders, including immunoglobulin A (“IgA”) nephropathy, atypical hemolytic uremic syndrome (“aHUS”) and COVID-19. We are also initiating a Phase 1b clinical program in paroxysmal nocturnal hemoglobinuria (“PNH”) for our MASP-3 inhibitor OMS906 targeting the alternative pathway of complement and have successfully completed a Phase 1 study in our phosphodiesterase 7 (“PDE7”) program focused on addiction. In addition, we have a diverse group of preclinical programs, including GPR174, a novel target in immuno-oncology that modulates a new cancer immunity axis that we discovered. Small-molecule inhibitors of GPR174 are part of our proprietary G protein-coupled receptor (“GPCR”) platform through which we control 54 GPCR drug targets and their corresponding compounds. Also as part of our immuno-oncology platform, we are developing other novel anti-cancer therapeutics as well as adoptive T cell therapies.

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

On December 23, 2021, we completed the sale of OMIDRIA and certain related assets and liabilities to Rayner Surgical Inc. (“Rayner”) pursuant to an Asset Purchase Agreement dated December 1, 2021 (the “Asset Purchase Agreement”). We received approximately $126.0 million in cash at the closing and we receive a royalty of 50% of the net revenue, as defined in the Asset Purchase Agreement, from sales of OMIDRIA in the U.S. between the closing date and the earlier of January 1, 2025 or the payment of the $200.0 million milestone described below. After such date, we will receive a royalty of 30% of the net revenue from sales of OMIDRIA in the U.S. until the expiration or termination of the last issued and unexpired patent with respect to OMIDRIA in the U.S. The U.S. base royalty rate is subject to a reduction down to 10% upon the occurrence of certain events described in the Asset Purchase Agreement, including during any specific period in which OMIDRIA is no longer eligible for separate payment (i.e., outside the packaged payment rate for the surgical procedure) under Medicare Part B. We will also will receive a royalty of 15% of the net revenue from sales of OMIDRIA outside the U.S. on a country-by-country basis between the closing date and the expiration or termination of the last issued and unexpired patent with respect to OMIDRIA in such country. In addition, we will receive a $200.0 million milestone payment if, prior to January 1, 2025, separate payment for OMIDRIA is secured under Medicare Part B for a continuous period of at least four years.

Clinical Development Programs

Our clinical stage development programs include:

●	MASP-2 - narsoplimab (OMS721) - Lectin Pathway Disorders. Narsoplimab, also referred to as OMS721, is our lead fully human monoclonal antibody targeting mannan-binding lectin-associated serine protease-2 (“MASP-2”), a novel pro-inflammatory protein target involved in activation of the lectin pathway of the complement system. The lectin pathway plays an important role in the body’s inflammatory response and becomes activated as a result of tissue damage or microbial pathogen invasion. Inappropriate or uncontrolled activation of the lectin pathway can cause serious diseases and disorders. MASP-2 is the effector enzyme of the lectin pathway, and the current development focus for narsoplimab is diseases that are strongly associated with activation of the lectin pathway.

In October 2020, we reported final clinical data from our pivotal trial of narsoplimab in HSCT-TMA, a frequently lethal complication of HSCT. In November 2020, we completed the rolling submission of our BLA for narsoplimab for the treatment of HSCT-TMA, and FDA accepted the BLA for filing in January 2021 under its Priority Review program. On October 18, 2021, we announced the receipt of a Complete Response Letter (“CRL”) from FDA regarding the BLA. In the CRL, FDA expressed difficulty in estimating the treatment effect of narsoplimab in HSCT-TMA and asserted that additional information will be needed to support regulatory approval. In February 2022, we had a Type A meeting with FDA to discuss the CRL, including each of the review issues that FDA identified as presenting difficulties interpreting the treatment response in the pivotal trial. Although we feel that we adequately addressed all of the issues noted in the CRL, the meeting minutes included a number of the review division’s critiques that we believe had already been addressed and/or were inaccurate. As a result, we currently plan to submit a Formal Dispute Resolution Request. Formal dispute resolution is an official pathway that enables a sponsor to appeal a decision by an FDA review division to a higher authority within FDA, in this case the Office of New Drugs. Our request is for regular approval based on the data in our existing BLA. We continue to believe that our BLA, as submitted, merits approval and that the data meet or exceed the threshold for substantial evidence of effectiveness; however, there can be no assurances that the Formal Dispute Resolution process will result in approval of our BLA, will provide a clear path to resubmission of our BLA, or that any identified path to BLA resubmission will be satisafactory in terms of the information, time and/or expenditure required.

In the EU, the EMA has confirmed narsoplimab’s eligibility for EMA’s centralized review of a single marketing authorization application (“MAA”) that, if approved, would authorize the product to be marketed in all EU member states and EEA countries. Although our resources are currently focused primarily on BLA approval in the U.S., we continue to advance toward submission of our MAA.

Phase 3 clinical programs are also ongoing for narsoplimab in IgA nephropathy and aHUS. In addition, narsoplimab is the only complement inhibitor included in a nationwide, late-stage adaptive platform trial evaluating multiple agents as potential treatments for COVID-19. Narsoplimab also has been administered under compassionate use to treat COVID-19 patients in Italy and in the U.S.

Narsoplimab has received multiple designations from FDA and from the EMA across three current indications. These include:

●	HSCT-TMA: In the U.S., FDA has granted narsoplimab (1) breakthrough therapy designation in patients who have persistent TMA despite modification of immunosuppressive therapy and (2) orphan drug designation for the treatment of HSCT-TMA. In the EU, narsoplimab has been granted designation as an orphan medicinal product for treatment in hematopoietic stem cell transplantation.
●	IgA nephropathy: In the U.S., FDA has granted narsoplimab (1) breakthrough therapy designation for the treatment of IgA nephropathy and (2) orphan drug designation in IgA nephropathy. In the EU, narsoplimab has been granted designation as an orphan medicinal product for the treatment of primary IgA nephropathy.
●	aHUS: In the U.S., FDA has granted narsoplimab orphan drug designation for the prevention (inhibition) of complement-mediated TMAs and fast-track designation for the treatment of patients with aHUS.

In our IgA nephropathy program, patient enrollment continues in the narsoplimab Phase 3 clinical trial, ARTEMIS-IGAN. The single Phase 3 trial design is a randomized, double-blind, placebo-controlled multicenter trial in patients at least 18 years of age with biopsy-confirmed IgA nephropathy and 24-hour urine protein excretion greater than 1 g/day at baseline on optimized renin-angiotensin system blockade. This trial includes a run-in period. Initially, patients are expected to receive an IV dose of study drug each week for 12 weeks; additional weekly dosing can be administered to achieve optimal response. The primary endpoint, which could suffice for full or accelerated approval depending on the effect size, is reduction in proteinuria at 36 weeks after the start of dosing. The trial is designed to allow intra-trial adjustment in sample size. For the purposes of safety and efficacy assessments, the initial sample size for the proteinuria endpoint is estimated at 140 patients in each of the treatment and placebo groups. This will include a subset of patients with high levels of proteinuria (i.e., equal to or greater than 2 g/day) at baseline, and a substantial improvement at 36 weeks in this subset of patients alone could potentially form the basis for approval. We believe that the trial design will allow assessment for either full or accelerated approval at 36 weeks based on proteinuria results either (1) across the general population of study patients or (2) in the high-proteinuria subset of patients. In the event of full approval, estimated glomerular filtration rate (“eGFR”) becomes a safety endpoint only. In the event that the primary endpoint at 36 weeks results in accelerated approval from FDA, change in eGFR is expected to be assessed at approximately two years after the start of dosing. These eGFR data, if satisfactory, would then likely form the basis for full approval. In response to investigators’ concerns about extended withholding of narsoplimab treatment from any high-proteinuria patient initially randomized to the placebo-treated group, FDA will allow patients in that sub-population open-label treatment with narsoplimab after at least one year of blinded treatment.

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

Narsoplimab is also the only complement inhibitor included in the I-SPY COVID-19 adaptive platform trial sponsored by Quantum Leap Healthcare Collaborative, which is evaluating drugs and investigational products for the treatment of critically ill COVID-19 patients. To date, no drug investigated in the trial has been reported to show a benefit relative to the background therapy in the trial. Quantum is finalizing analyses of the narsoplimab data, and we look forward to sharing the outcome of the trial.

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

In September 2020 we began enrollment and dosing in a placebo-controlled, double-blind, single-ascending-dose and multiple-ascending-dose Phase 1 clinical trial to evaluate the safety, tolerability, pharmacodynamics and pharmacokinetics of OMS906. We have dosed subjects across all dosing cohorts in the single-ascending dose study and reported preliminary data from the Phase 1 trial in June 2021. OMS906 has been well tolerated at all doses tested and preliminary human pharmacokinetic and pharmacodynamic data are consistent with once-monthly subcutaneous dosing and every-other-month or less frequent IV dosing. Recent data show high level suppression of alternative pathway activity. We have determined to forego the multiple-ascending dose portion of our Phase 1 trial in healthy subjects and plan to move directly into a Phase 1b clinical trial in patients with PNH who have an unsatisfactory response to the C5 inhibitor ravulizumab. We expect that this will accelerate our overall clinical development program for OMS906 in PNH. Preparations for the Phase 1b trial are underway and enrollment is expected to begin this summer.

●	PDE7 - OMS527. Our PDE7 program is based on our discoveries of previously unknown links between PDE7 and any addiction or compulsive disorder, and between PDE7 and any movement disorders, such as Parkinson’s disease. PDE7 appears to modulate the dopaminergic system, which plays a significant role in regulating both addiction and movement. We believe that PDE7 inhibitors could be effective therapeutics for the treatment of addictions and compulsions as well as for movement disorders. Data generated in preclinical studies support the use of PDE7 inhibitors in both of these therapeutic areas.

In September 2019, we reported positive results from our completed Phase 1 clinical trial designed to assess the safety, tolerability and pharmacokinetics of the compound in healthy subjects. In the double blind, randomized Phase 1 study, the study drug, referred to as OMS182399, met the primary endpoints of safety and tolerability and showed a favorable and dose-proportional pharmacokinetic profile supporting once-daily dosing. There was no apparent food effect on plasma exposure to OMS182399. Continued clinical development in our PDE7 program is currently subject to allocation of internal financial and other resources, which are at present are prioritized for other programs, and/or accessing external funding.

Preclinical Development Programs and Platforms

Our preclinical programs and platforms include:

●	Other MASP Inhibitor Preclinical Programs. We have generated positive preclinical data from MASP-2 inhibition in in vivo models of age-related macular degeneration, myocardial infarction, diabetic neuropathy, stroke, traumatic brain injury, ischemia-reperfusion injury, and other diseases and disorders. We are also developing a longer-acting second generation antibody targeting MASP-2 for which we expect to initiate clinical trials this summer. This program is designated “OMS1029.” Development efforts are also directed to a small-molecule inhibitor of MASP-2 designed for oral administration as well as to small-molecule inhibitors of MASP-3 and bispecific small- and large-molecule inhibitors of MASP-2/-3.
●	GPR174, GPCR Platform and and Immuno-oncology Platform. We have developed a proprietary cellular redistribution assay which we use in a high-throughput manner to identify synthetic ligands, including antagonists, agonists and inverse agonists, that bind to and affect the function of orphan GPCRs. We have screened Class A orphan GPCRs against our small-molecule chemical libraries using the cellular redistribution assay and have identified and confirmed compounds that interact with 54 of the 81 Class A orphan GPCRs linked to a wide range of indications including cancer as well as metabolic, cardiovascular, immunologic, inflammatory and central nervous system disorders. One of our priorities in this program is GPR174, which is involved in the modulation of the immune system. In ex vivo human studies, our small-molecule inhibitors targeting GPR174 upregulate the production of cytokines, block multiple checkpoints and tumor promoters, and suppress regulatory T-cells. Based on our data, we believe that GPR174 controls a major, previously unrecognized pathway in cancer and modulation of the receptor could provide a seminal advance in immuno-oncologic treatments for a wide range of tumors. Our studies in mouse models of melanoma and colon carcinoma found that GPR174-deficiency resulted in significantly reduced tumor growth and improved survival of the animals versus normal mice. Our discoveries suggest a new approach to cancer immunotherapy that targets inhibition of GPR174 and can be combined with and significantly improve the tumor-killing effects of other oncologic agents, including radiation, adenosine pathway inhibitors and checkpoint inhibitors. These discoveries include (1) identification of cancer-immunity pathways controlled by GPR174, (2) the identification of phosphatidylserine as a natural ligand for GPR174, (3) a collection of novel small-molecule inhibitors of GPR174 and (4) a synergistic enhancement of “tumor-fighting” cytokine production by T cells following the combined inhibition of both GPR174 and the adenosine pathway, another key metabolic pathway that regulates tumor immunity. We are developing small-molecule inhibitors of GPR174 with the objective of moving compounds into human trials. We are also exploring several of our other GPCR targets.

Additionally, we are advancing research on a technology that may improve the potency and durability of adoptive T cell therapies. We validated our novel approach – which enforces memory phenotypes in cultured T cells through a previously unexplored pathway – in an aggressive mouse tumor model and are building a broad and exclusive intellectual property position around our platform. We believe that our novel approach has the potential to improve response rates for patients receiving either engineered or native T-cell therapies for liquid or solid tumors and are continuing to explore the application of this technology to human CAR-T and adoptive T cell therapy systems.

Financial Summary

On December 23, 2021, we completed the sale of our commercial product OMIDRIA and certain related assets, including inventory and prepaid expenses, to Rayner. We received $126.0 million in cash at closing, and we retained all outstanding accounts receivable as of the closing date. We will receive a royalty on world-wide sales of OMIDRIA and potentially a $200.0 million milestone payment if separate payment for OMIDRIA is secured in the U.S. for a continuous period of at least four years before January 1, 2025.

As a result of the OMIDRIA divestiture, all the revenues and expenses related to OMIDRIA have been reclassified to net income from discontinued operations in our condensed consolidated statements of operations and comprehensive loss and excluded from continuing operations for all periods presented (see “Net Income from Discontinued Operations” below for additional information).

As of March 31, 2022, we had $142.2 million in cash and cash equivalents and short-term investments available for general corporate use and $16.3 million in receivables.

Results of Operations

Research and Development Expenses

Our research and development expenses can be divided into three categories: direct external expenses, which include clinical research and development and preclinical research and development activities; internal, overhead and other expenses; and stock-based compensation expense. Direct external expenses consist primarily of expenses incurred pursuant to agreements with third-party manufacturing organizations prior to receiving regulatory approval for a drug candidate, contract research organizations (“CROs”), clinical trial sites, collaborators, and licensors and consultants. Costs are reported in preclinical research and development until the program enters the clinic. Internal, overhead and other expenses consist of personnel costs, overhead costs such as rent, utilities and depreciation and other miscellaneous costs. The discontinued operations of OMIDRIA relate to the costs of drug manufacturing stability and quality control testing and costs of employees and consultants. The following table illustrates our expenses associated with these activities:

	Three Months Ended
	March 31,
	2022	2021

	(In thousands)
Continuing research and development expenses:
Direct external expenses:
Clinical research and development:
MASP-2 program - OMS721 (narsoplimab)	$9,244	$17,031
MASP-3 program - OMS906	1,302	1,771
Other	127	142
Total clinical research and development	10,673	18,944
Preclinical research and development	2,744	2,711
Total direct external expenses	13,417	21,655
Internal overhead and other expenses	8,955	9,399
Stock-based compensation expenses	1,715	1,450
Total continuing research and development expenses	$24,087	$32,504

Clinical research and development expenses decreased $8.3 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 due primarily to the timing of narsoplimab drug substance manufacturing activities and timing of clinical trial costs related to OMS906.

Internal overhead and other expenses decreased $0.4 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 due to returning a small portion of our leased building to the landlord and a reduction in employee-related costs.

The increases in stock-based compensation for the three months ended March 31, 2022 compared to the same period in the prior year are due to the valuation and timing of annual stock option grants to employees.

We expect overall research and development costs will increase in the second quarter of 2022 compared to the first quarter of 2022 due to the timing of certain research and development activities and increased employee related costs.

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

Selling, General and Administrative Expenses

	Three Months Ended
	March 31,
	2022	2021

	(In thousands)
Continuing selling, general and administrative expense:
Selling, general and administrative expenses, excluding stock-based compensation expense	$8,782	$11,176
Stock-based compensation expense	2,177	1,610
Total continuing selling, general and administrative expense	$10,959	$12,786

Total selling, general and administrative expenses decreased by $1.8 million for the three months ended March 31, 2022 compared to the same period in the prior year. The decrease was primarily related to narsoplimab pre-launch sales and marketing costs in the prior year quarter and the timing of legal costs.

The increase in stock-based compensation for the three months ended March 31, 2022 compared to the same period in the prior year is due to the valuation and timing of annual stock option grants to employees.

We expect that our selling, general and administrative expenses will be higher in the second quarter of 2022 compared to the first quarter of 2022 due to additional employee related costs.

Interest Expense

	Three Months Ended
	March 31,
	2022	2021

	(In thousands)
Interest expense	$4,941	$4,897

Interest expense is primarily comprised of contractual interest and amortization of debt issuance and debt discount related to our 6.25% Convertible Senior Notes (the “2023 Notes”) and 5.25% Convertible Senior Notes (the “2026 Notes”) as well as interest on our finance leases (see “Note 8— Unsecured Convertible Senior Notes”).

OMIDRIA Royalties

On December 23, 2021, we sold our commercial drug, OMIDRIA, to Rayner. We currently receive royalty payments of 50% of Rayner’s U.S. net sales of OMIDRIA (see the “Overview” section of the Management’s Discussion and Analysis for additional details).

During the three months ended March 31, 2022, we earned royalties of $13.8 million on sales of OMIDRIA which we recorded as a reduction to the OMIDRIA contract royalty asset. We also recorded $7.0 million of income in discontinued operations representing interest income and remeasurement adjustments to the OMIDRIA contract royalty asset. The following schedule presents a rollforward of the OMIDRIA contract royalty asset (in thousands):

OMIDRIA contract royalty asset at December 31, 2021	$184,570
Royalties earned	(13,831)
Royalty interest income and remeasurement adjustments	6,996
OMIDRIA contract royalty asset at March 31, 2022	$177,735

Net Income from Discontinued Operations

As a result of the OMIDRIA divestiture, all the revenue and expenses related to OMIDRIA have been reclassified to discontinued operations in our condensed consolidated statements of operations and comprehensive loss for all periods presented.

Net income from discontinued operations is as follows:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Product sales, net	$—	$21,061
Royalty interest income and remeasurement adjustments	6,996	—
Total	6,996	21,061
Costs and expenses	513	6,382
Net income from discontinued operations	$6,483	$14,679

OMIDRIA sales have historically been highly dependent on separate payment under Medicare Part B and we would likely experience significant fluctuations in period-over-period OMIDRIA royalty earnings should CMS change its reimbursement policy for OMIDRIA.

Financial Condition - Liquidity and Capital Resources

As of March 31, 2022, we had $142.2 million in cash, cash equivalents and short-term investments available for general corporate use held primarily in money-market accounts as compared to $157.3 million at December 31, 2021. For the three months ended March 31, 2022, we incurred a net loss from operations of $33.0 million, including non-cash charges of $4.2 million.

We plan to continue to fund our operations with our cash and investments, realization of our outstanding accounts receivable, OMIDRIA royalties and potentially the $200.0 million milestone related to achieving long-term OMIDRIA separate payment. If FDA approval is granted for narsoplimab for HSCT-TMA within the next twelve months, we expect that sales of narsoplimab would also provide funds for our operations. In addition, we have a sales agreement to sell shares of our common stock, from time to time, in an “at the market” equity offering facility through which we may offer and sell shares of our common stock having an aggregate amount of up to $150.0 million. Should it be determined to be strategically advantageous, we could also pursue debt financings as well as public and private offerings of our equity securities, similar to those we have previously completed, or other strategic transactions, which may include licensing a portion of our existing technology. Should it be necessary to manage our operating expenses, we could also reduce our projected cash requirements by delaying clinical trials, reducing selected research and development efforts, or implementing other restructuring activities. We have $95.0 million of 2023 Notes that will mature and become due in November 2023. We plan to fund the repayment of the 2023 Notes through a combination of cash from operations, including narsoplimab HSCT-TMA revenues should approval be granted by FDA, the $200.0 million milestone related to OMIDRIA, strategic transactions, sale of stock or through issuance of additional debt.

Cash Flow Data

	Three Months Ended
	March 31,
	2022	2021

	(In thousands)
Selected cash flow data
Cash provided by (used in):
Operating activities	$(15,193)	$(40,254)
Investing activities	$(76,813)	$32,985
Financing activities	$161	$5,796

Operating Activities. Net cash used in operating activities for the three months ended March 31, 2022 decreased by $25.1 million as compared to the same period in 2021. The decrease was primarily due to a $42.9 million change in cash provided from accounts receivable due to collecting trade receivables outstanding during the three months ended March 31, 2022 and the increase in receivables during the same quarter in the prior year due to reinstatement of OMIDRIA separate payment by CMS in December 2020. Other changes in operating activities between the periods included a $2.1 million decrease to net loss, a $6.8 million decrease in OMIDRIA contract royalty asset due to royalties earned on OMIDRIA net sales, a $22.2 million decrease in accounts payable and accrued expenses and a $4.5 million decrease in prepaids and other.

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

Net cash used by investing activities during the three months ended March 31, 2022 was $76.8 million compared to net cash provided by investing activities of $33.0 million for the same period in the preceding year. The $109.8 million change between years is due to purchasing short-term investments with a portion of the cash received upon the sale of OMIDRIA to Rayner.

Financing Activities. Net cash provided by financing activities during the three months ended March 31, 2022 decreased $5.6 million compared to the same period in 2021 due to a reduction in proceeds from the exercise of employee stock options.

Line of Credit Agreement

We have a Loan and Security Agreement with Silicon Valley Bank (“SVB”) which provides for a $50.0 million revolving line of credit facility (the “Line of Credit Agreement”) based on 85% of our eligible royalty and trade receivables, net. The Line of Credit Agreement is secured by all of our assets excluding intellectual property and development program inventories, and matures in August 2022. As of March 31, 2022, we had no outstanding borrowings under the Line of Credit Agreement, and we were in compliance with all covenants in all material respects.

Contractual Obligations and Commitments

Our future minimum contractual commitments and obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2021. Other than the following, our future minimum contractual obligations and commitments have not changed materially from the amounts previously reported.

Operating Leases

Our lease for our office and laboratory space ends in November 2027. We have two five-year options to extend the lease term. On January 14, 2022, we entered into an agreement with our landlord to early terminate a portion of the rentable square footage of our office and laboratory facilities which reduced the right of use asset by $4.7 million and related lease liability by $5.2 million. We recorded a non-cash gain of $0.5 million to terminate the lease for a portion of our office and laboratory space. In addition, we carry various finance leases for laboratory equipment. As of March 31, 2022, the remaining aggregate non-cancelable rent payable under the initial term of the lease, excluding common area maintenance and related operating expenses, is $41.1 million.

Convertible Notes

See “Financial Condition—Liquidity and Capital Resources—Convertible Notes” above.

Goods and Services

We have certain other non-cancelable obligations under various agreements that relate to goods and services. As of March 31, 2022, our aggregate firm commitments were $31.0 million.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have not been any material changes in our critical accounting policies and significant judgments and estimates as disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily confined to our investment securities. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in high-credit-quality securities. As of March 31, 2022, we had cash, cash equivalents and short-term investments of $142.2 million. In accordance with our investment policy, we invest funds in highly liquid, investment-grade securities. These securities in our investment portfolio are not leveraged and are classified as available-for-sale. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a materially negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates and, with our current portfolio of short-term investments, we are not exposed to potential loss due to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2022. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 1A. RISK FACTORS

We operate in an environment that involves a number of risks and uncertainties. Before making an investment decision you should carefully consider the risks described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 1, 2022. In assessing the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021, you should also refer to the other information included therein and in this Quarterly Report on Form 10-Q. In addition, we may be adversely affected by risks that we currently deem to be immaterial or by other risks that are not currently known to us. Due to these risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. The trading price of our common stock could decline due to any of these risks and you may lose all or part of your investment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Fourteenth Amendment to Lease dated January 14, 2022 between Omeros Corporation and BMR-201 Elliott Avenue LLC

31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Link base Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.1	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)

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

OMEROS CORPORATION

Dated: May 10, 2022	/s/ Gregory A. Demopulos
Gregory A. Demopulos, M.D.
President, Chief Executive Officer and Chairman of the Board of Directors

Dated: May 10, 2022	/s/ Michael A. Jacobsen
Michael A. Jacobsen
Vice President, Finance, Chief Accounting Officer and Treasurer