Form 10-Q
period 2022-06-30
OMEROS CORP
filed 2022-08-09
CIK 1285819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 5, 2022, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 62,730,015.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which are subject to the “safe harbor” created by those sections for such statements. Forward-looking statements are based on our management’s beliefs and assumptions and on currently available information. All statements other than statements of historical fact are “forward-looking statements.” Terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” and similar expressions and variations thereof are intended to identify forward-looking statements, but these terms are not the exclusive means of identifying such statements. Examples of these statements include, but are not limited to, statements regarding:

●	our estimates regarding how long our existing cash, cash equivalents, short-term investments and revenues will fund our anticipated operating expenses, capital expenditures and debt service obligations;
●	our expectations related to future milestone and royalty payments potentially payable to us under the terms of the asset purchase agreement under which we divested our former commercial ophthalmology product OMIDRIA® (phenylephrine and ketorolac intraocular solution);
●	our expectations regarding clinical plans and anticipated or potential paths to regulatory approval of narsoplimab by the U.S. Food and Drug Administration (“FDA”) and the European Medicines Agency (the “EMA”) in hematopoietic stem cell transplant-associated thrombotic microangiopathy (“HSCT-TMA”), immunoglobulin A (“IgA”) nephropathy, COVID-19 and atypical hemolytic uremic syndrome (“aHUS”);
●	our expectations regarding the clinical, therapeutic and competitive benefits and importance of our drug candidates, our ability to design, initiate and/or successfully complete clinical trials and other studies for our drug candidates, and our plans and expectations regarding our ongoing or planned clinical trials, including for MASP-2 inhibitors narsoplimab and OMS1029, and our lead MASP-3 inhibitor OMS906, and for our other investigational candidates, including OMS527;
●	whether and when a marketing authorization application (“MAA”) may be filed with the EMA for narsoplimab in any indication, and whether the EMA, the FDA, or regulatory agencies in any other jurisdiction will grant approval for narsoplimab in any indication;
●	our plans for the commercial launch of narsoplimab following any regulatory approval and our estimates and expectations regarding coverage and reimbursement for any approved products;
●	our plans and expectations regarding development of narsoplimab for the treatment of critically ill COVID-19 patients, including statements regarding the therapeutic potential of narsoplimab for the treatment of COVID-19, discussions with government agencies regarding narsoplimab for the treatment of COVID-19, expectations for the treatment of additional COVID-19 patients in clinical trials or other settings and expectations regarding the availability of data and the announcement of outcomes from a clinical trial evaluating narsoplimab in COVID-19;
●	with respect to our ongoing or planned clinical development programs, our expectations regarding: whether enrollment in any ongoing or planned clinical trial will proceed as expected; whether we can capitalize on the financial and regulatory incentives provided by orphan drug designations granted by FDA, the European Commission (the “EC”), or the EMA; and whether we can capitalize on the regulatory incentives provided by fast-track or breakthrough therapy designations granted by FDA;
●	our expectation that we will rely on contract manufacturers to manufacture narsoplimab, if approved, for commercial sale and to manufacture our other drug candidates, including OMS906 and OMS1029, for purposes of clinical supply and in anticipation of potential commercialization;

●	the severity and duration of the impact of the COVID-19 pandemic on our business, operations, clinical programs and financial results;
●	our ability to raise additional capital through the capital markets or through one or more corporate partnerships, equity offerings, debt financings, collaborations, licensing arrangements or asset sales;
●	our expectations about the commercial competition that our drug candidates, if commercialized, face or may face;
●	the expected course and costs of existing claims, legal proceedings and administrative actions, our involvement in potential claims, legal proceedings and administrative actions, and the merits, potential outcomes and effects of both existing and potential claims, legal proceedings and administrative actions, as well as regulatory determinations, on our business, prospects, financial condition and results of operations;
●	the extent of protection that our patents provide and that our pending patent applications will provide, if patents are issued from such applications, for our technologies, programs, and drug candidates;
●	the factors on which we base our estimates for accounting purposes and our expectations regarding the effect of changes in accounting guidance or standards on our operating results; and
●	our expected financial position, performance, revenues, growth, costs and expenses, magnitude of net losses and the availability of resources.

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

OMEROS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMEROS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$14,136	$100,808
Short-term investments	108,427	56,458
OMIDRIA contract royalty asset, short-term	43,794	44,319
Receivables, net	14,479	38,155
Prepaid expense and other assets	11,886	8,216
Total current assets	192,722	247,956
OMIDRIA contract royalty asset	126,812	140,251
Property and equipment, net	1,921	1,731
Right of use assets	23,129	28,276
Restricted investments	1,054	1,054
Total assets	$345,638	$419,268

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$10,876	$13,400
Accrued expenses	23,480	33,134
Current portion of lease liabilities	4,145	5,255
Total current liabilities	38,501	51,789
Lease liabilities, non-current	24,520	29,126
Unsecured convertible senior notes, net	314,358	313,458
Other accrued liabilities - noncurrent	961	1,115
Commitments and contingencies (Note 10)
Shareholders’ equity (deficit):
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized; none issued and outstanding at June 30, 2022 and December 31, 2021.	—	—
Common stock, par value $0.01 per share, 150,000,000 shares authorized at June 30, 2022 and December 31, 2021; 62,730,015 and 62,628,855 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively.	627	626
Additional paid-in capital	713,665	706,288
Accumulated deficit	(746,994)	(683,134)
Total shareholders’ equity (deficit)	(32,702)	23,780
Total liabilities and shareholders’ equity (deficit)	$345,638	$419,268

See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Costs and expenses:
Research and development	$23,516	$30,126	$47,603	$62,630
Selling, general and administrative	13,922	15,484	24,881	28,270
Total costs and expenses	37,438	45,610	72,484	90,900
Loss from continuing operations	(37,438)	(45,610)	(72,484)	(90,900)
Interest expense	(4,927)	(4,910)	(9,868)	(9,807)
Other income	670	333	1,163	751
Net loss from continuing operations	(41,695)	(50,187)	(81,189)	(99,956)
Net income from discontinued operations	10,846	21,594	17,329	36,273
Net loss	$(30,849)	$(28,593)	$(63,860)	$(63,683)

Basic and diluted net income (loss) per share
Net loss from continuing operations	$(0.66)	$(0.80)	$(1.30)	$(1.61)
Net income from discontinued operations	0.17	0.34	0.28	0.59
Net loss	$(0.49)	$(0.46)	$(1.02)	$(1.02)

Weighted-average shares used to compute basic and diluted net income (loss) per share	62,730,015	62,373,521	62,727,395	62,154,714

See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2021	61,671,231	$616	$751,304	$(872,672)	$(120,752)
Exercise of stock options and warrants	580,781	6	6,327	—	6,333
At the market offering costs	—	—	(241)	—	(241)
Cumulative effect of adopting ASU 2020-06	—	—	(70,779)	(4,697)	(75,476)
Stock-based compensation expense	—	—	3,271	—	3,271
Net loss	—	—	—	(35,090)	(35,090)
Balance at March 31, 2021	62,252,012	622	689,882	(912,459)	(221,955)
Exercise of stock options	238,928	2	1,133	—	1,135
Stock-based compensation expense	—	—	3,117	—	3,117
Net loss	—	—	—	(28,593)	(28,593)
Balance June 30, 2021	62,490,940	$624	$694,132	$(941,052)	$(246,296)

Balance at January 1, 2022	62,628,855	$626	$706,288	$(683,134)	$23,780
Exercise of stock options	101,160	1	413	—	414
Stock-based compensation expense	—	—	3,892	—	3,892
Net loss	—	—	—	(33,011)	(33,011)
Balance at March 31, 2022	62,730,015	627	710,593	$(716,145)	(4,925)
Stock-based compensation expense	—	—	3,072	—	3,072
Net loss	—	—	—	(30,849)	(30,849)
Balance June 30, 2022	62,730,015	$627	$713,665	$(746,994)	$(32,702)

See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net loss	$(63,860)	$(63,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Early termination of operating lease	(454)	—
Stock-based compensation expense	6,964	6,388
Non-cash interest expense	900	822
Depreciation and amortization	469	745
Changes in operating assets and liabilities:
Receivables	23,676	(27,997)
Prepaid expenses and other assets	(3,668)	6,010
OMIDRIA contract royalty asset	13,964	—
Accounts payable and accrued expense	(12,653)	9,869
Net cash used in operating activities	(34,662)	(67,846)
Investing activities:
Purchases of investments	(103,169)	(4)
Proceeds from the sale and maturities of investments	51,200	63,500
Purchases of property and equipment	(103)	(100)
Net cash provided by (used in) investing activities	(52,072)	63,396
Financing activities:
Proceeds upon exercise of stock options and warrants	414	7,468
Payments on finance lease obligations	(352)	(576)
At the market offering costs	—	(241)
Net cash provided by financing activities	62	6,651
Net decrease in cash and cash equivalents	(86,672)	2,201
Cash and cash equivalents at beginning of period	100,808	10,501
Cash and cash equivalents at end of period	$14,136	$12,702

Supplemental cash flow information
Cash paid for interest	$8,998	$9,012
Property acquired under finance lease	$557	$39

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

Our drug candidate narsoplimab is the subject of a biologics license application (“BLA”) pending before the U.S. Food and Drug Administration (“FDA”) for the treatment of hematopoietic stem cell transplant-associated thrombotic microangiopathy (“HSCT-TMA”). On October 18, 2021, we announced the receipt of a Complete Response Letter (“CRL”) from FDA regarding the BLA. In the CRL, FDA expressed difficulty in estimating the treatment effect of narsoplimab in HSCT-TMA and asserted that additional information will be needed to support regulatory approval. In February 2022, we had a Type A post-action meeting with FDA to discuss the CRL. Although we felt that we adequately addressed all of the issues noted in the CRL, the meeting minutes included a number of the review division’s critiques that we believe had already been addressed and/or were inaccurate. As a result, in June 2022, we submitted a Formal Dispute Resolution Request. Formal Dispute Resolution is an official pathway that enables a sponsor to appeal a decision by an FDA review division to a higher authority within FDA, in this case the Office of New Drugs (“OND”). We continue to believe that our BLA, as submitted, merits approval and that the data meet or exceed the threshold for substantial evidence of effectiveness; however, there can be no assurances that the Formal Dispute Resolution process will provide a clear path to resubmission of our BLA, that resubmission will result in approval of our BLA, or that any identified path to BLA resubmission will be satisfactory in terms of the information, time and/or expenditure required. We are currently awaiting a decision from OND on the dispute. Unless the deciding official asks us for more information or notifies us that more time is needed to complete the review, we expect a decision on the dispute to be rendered in August 2022.

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

Risks and Uncertainties

As of June 30, 2022, we had cash, cash equivalents and short-term investments of $122.6 million and outstanding accounts receivable of $14.5 million. Our loss for the second quarter ended June 30, 2022 was $30.9 million and included $3.7 million of noncash operating expenses. Our loss for the six months ended June 30, 2022 was $63.9 million and included $7.9 million of noncash operating expenses.

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

Management believes the assets on hand along with expected royalties to be received are adequate to finance our operations at least through August 9, 2023. Accordingly, the accompanying condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

During the three and six months ended June 30, 2022, we earned royalties of $17.2 million and $31.1 million on sales of OMIDRIA which we recorded as a reduction from the OMIDRIA contract royalty asset. We also recorded $17.1 million of income in discontinued operations representing interest income and remeasurement adjustments to the OMIDRIA contract royalty asset. The following schedule presents a rollforward of the OMIDRIA contract royalty asset (in thousands):

OMIDRIA contract royalty asset at December 31, 2021	$184,570
Royalties earned	(31,062)
Royalty interest income and remeasurement adjustments	17,098
OMIDRIA contract royalty asset at June 30, 2022	$170,606

Net income from discontinued operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(In thousands)
Product sales, net	$—	$28,823	$—	$49,884
Royalty interest income and remeasurement adjustments	10,102	—	17,098	—
Total	10,102	28,823	17,098	49,884
Other (income), costs and expenses, net	(744)	7,229	(231)	13,611
Net income from discontinued operations	$10,846	$21,594	$17,329	$36,273

Cash flow from discontinued operations is as follows:

	Six Months Ended June 30,
	2022	2021

	(In thousands)
Total operating cash flows from discontinued operations	$13,983	$(22,821)

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

Potentially dilutive securities excluded from Diluted EPS are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
2023 Notes convertible to common stock (1)	4,941,739	4,941,739	4,941,739	4,941,739
Outstanding options to purchase common stock	88	2,401,024	1,963	2,901,430
Outstanding restricted stock units	208,819	—	207,736	—
Total potentially dilutive shares excluded from net loss per share	5,150,646	7,342,763	5,151,438	7,843,169

(1)The 2023 Notes are subject to a capped call arrangement that potentially reduces the dilutive effect as described in “Note 8 — Unsecured Convertible Senior Notes.” Any potential impact of the capped call arrangement is excluded from this table.

Note 5—Certain Balance Sheet Accounts

OMIDRIA Contract Royalty Asset

OMIDRIA contract royalty asset consists of the following:

	June 30,	December 31,
	2022	2021

	(In thousands)
Short-term contract royalty asset	$43,794	$44,319
Long-term contract royalty asset	126,812	140,251
Total OMIDRIA contract royalty asset	$170,606	$184,570

Receivables, net

Receivables, net consists of the following:

	June 30,	December 31,
	2022	2021

	(In thousands)
Royalty and trade receivables, net	$13,669	$36,505
Sublease and other receivables	810	1,650
Total receivables, net	$14,479	$38,155

Trade receivables are net of product return and chargeback allowances. Product returns and chargeback allowances were $2.0 million as of December 31, 2021.

Property and Equipment, Net

Property and equipment, net consists of the following:

	June 30,	December 31,
	2022	2021

	(In thousands)
Finance leases	$6,537	$5,979
Laboratory equipment	3,123	3,091
Computer equipment	1,076	1,069
Office equipment and furniture	625	625
Total cost	11,361	10,764
Less accumulated depreciation and amortization	(9,440)	(9,033)
Total property and equipment, net	$1,921	$1,731

For the three months ended June 30, 2022 and 2021, depreciation and amortization expense was $0.2 million and $0.4 million, respectively. For the six months ended June 30, 2022 and 2021, depreciation and amortization expense was $0.5 million and $0.7 million, respectively.

Accrued Expenses

Accrued expenses consists of the following:

	June 30,	December 31,
	2022	2021

	(In thousands)
Employee compensation	$6,017	$3,706
Interest payable	5,172	5,172
Clinical trials	4,573	2,430
Consulting and professional fees	3,179	7,455
Contract research and development	2,889	3,916
Sales rebates, fees and discounts	255	8,442
Other accrued expenses	1,395	2,013
Total accrued expenses	$23,480	$33,134

Note 6—Fair-Value Measurements

As of June 30, 2022, and December 31, 2021, all investments were classified as short-term and available-for-sale on the accompanying condensed consolidated balance sheets. Investment income, which was included as a component of other income, consists of interest earned.

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

Our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	June 30, 2022
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Money-market funds classified as short-term investments	$108,427	$—	$—	$108,427
Money-market funds classified as non-current restricted investments	1,054	—	—	1,054
Total	$109,481	$—	$—	$109,481

	December 31, 2021
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Money-market funds classified as short-term investments	$56,458	$—	$—	$56,458
Money-market funds classified as non-current restricted investments	1,054	—	—	1,054
Total	$57,512	$—	$—	$57,512

Cash held in demand deposit accounts of $14.1 million and $100.8 million is excluded from our fair-value hierarchy disclosure as of June 30, 2022 and December 31, 2021, respectively. There were no unrealized gains or losses associated with our investments as of June 30, 2022 or December 31, 2021. The carrying amounts reported in the accompanying condensed consolidated balance sheets for receivables, accounts payable, other current monetary assets and liabilities approximate fair value.

See “Note 8—Unsecured Convertible Senior Notes” for the carrying amount and estimated fair value of our outstanding convertible senior notes.

Note 7—Line of Credit

As of June 30, 2022, we had a Loan and Security Agreement with Silicon Valley Bank (“SVB”) providing for a $50.0 million revolving line of credit facility (the “Line of Credit Agreement”). As of June 30, 2022, we had no outstanding borrowings under the Line of Credit Agreement. The Line of Credit Agreement expired on August 2, 2022.

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

Unsecured convertible senior notes outstanding at June 30, 2022 and December 31, 2021 are as follows:

	Balance as of June 30, 2022
	2023 Notes	2026 Notes	Total

	(In thousands)
Principal amount	$95,000	$225,030	$320,030
Unamortized debt issuance costs	(956)	(4,716)	(5,672)
Total unsecured convertible senior notes, net	$94,044	$220,314	$314,358

Fair value of outstanding unsecured convertible senior notes (1)	$85,263	$132,064

	Balance as of December 31, 2021
	2023 Notes	2026 Notes	Total

	(In thousands)
Principal amount	$95,000	$225,030	$320,030
Unamortized discount	(1,282)	(5,290)	(6,572)
Total unsecured convertible senior notes, net	$93,718	$219,740	$313,458

Fair value of outstanding unsecured convertible senior notes (1)	$87,163	$171,867
(1)	The fair value is classified as Level 3 due to the limited trading activity for the unsecured convertible senior notes.

2023 Unsecured Convertible Senior Notes

Our 2023 Notes are unsecured and accrue interest at an annual rate of 6.25% per annum, payable semi-annually in arrears on May 15 and November 15 of each year. The 2023 Notes mature on November 15, 2023 unless earlier purchased, redeemed or converted in accordance with their terms.

As of June 30, 2022, the unamortized debt issuance costs of $1.0 million will be amortized to interest expense at an effective interest rate of 7.0% over the remaining term.

The 2023 Notes are convertible into cash, shares of our common stock or a combination thereof, as we elect at our sole discretion. The initial conversion rate is 52.0183 shares of our common stock per $1,000 of note principal (equivalent to an initial conversion price of approximately $19.22 per share of common stock), which equals approximately 4.9 million shares of common stock issuable upon conversion, subject to adjustment in certain circumstances.

To reduce the dilutive impact or potential cash expenditure associated with the conversion of the 2023 Notes, we entered into a capped call transaction (the “2023 Capped Call”), which covers the number of shares of our common stock underlying the 2023 Notes when our common stock share price is trading between the initial conversion price of $19.22 and $28.84. In connection with the partial repurchase of the 2023 Notes, we entered into a capped call termination contract to unwind a proportionate amount of the 2023 Capped Call. As of June 30, 2022, approximately 4.9 million shares remained outstanding on the 2023 Capped Call.

The following table sets forth total interest expense recognized in connection with the 2023 Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)		(In thousands)
Contractual interest expense	$1,484	$1,484	$2,969	$2,969
Amortization of debt issuance costs	164	153	325	303
Total	$1,648	$1,637	$3,294	$3,272

2026 Unsecured Convertible Senior Notes

Our 2026 Notes are unsecured and accrue interest at an annual rate of 5.25% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. The 2026 Notes mature on February 15, 2026, unless earlier purchased, redeemed or converted in accordance with their terms.

As of June 30, 2022, the unamortized debt issuance costs of $4.7 million will be amortized to interest expense at an effective interest rate of 5.9% over the remaining term.

The 2026 Notes are convertible into cash, shares of our common stock or a combination thereof, as we elect at our sole discretion. The initial conversion rate is 54.0906 shares of our common stock per $1,000 of note principal (equivalent to an initial conversion price of approximately $18.4875 per share of common stock), which equals approximately 12.2 million shares of common stock issuable upon conversion, subject to adjustment in certain circumstances.

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

The following table sets forth interest expense recognized related to the 2026 Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)		(In thousands)
Contractual interest expense	$2,954	$2,954	$5,907	$5,907
Amortization of debt issuance costs	290	273	575	519
Total	$3,244	$3,227	$6,482	$6,426

Future minimum payments for the 2023 Notes and 2026 Notes as of June 30, 2022 are as follows:

(In thousands)
2023	$95,000
2024	—
2025	—
2026	225,030
2027	—
Total future minimum principal payments under the 2023 Notes and 2026 Notes	$320,030

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

Supplemental lease information is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(In thousands)		(In thousands)
Lease cost
Operating lease cost	$1,663	$1,984	$2,870	$3,567
Finance lease cost:
Amortization	122	288	320	611
Interest	36	40	92	89
Variable lease cost	722	992	1,582	1,804
Sublease income	(453)	(423)	(945)	(841)
Net lease cost	$2,090	$2,881	$3,919	$5,230

Cash paid for amounts included in the measurement of lease liabilities is as follows:

	Six Months Ended
	June 30,
	2022	2021

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Cash payments for operating leases	$3,562	$3,578
Cash payments for financing leases	$401	$436

Note 10—Commitments and Contingencies

Contracts

We have various agreements with third parties that collectively require payment of termination fees totaling $30.5 million as of June 30, 2022 if we cancel the work within specific time frames, either prior to commencing or during performance of the contracted services.

Development Milestones and Product Royalties

We have licensed a variety of intellectual property from third parties that we are currently developing or may develop in the future. These licenses may require milestone payments during the clinical development processes or upon approval of commercial sale as well as low single- to low double-digit royalties on the net income or net sales of the product. For the three months and six months ended June 30, 2022 and June 30, 2021, development milestone expenses were insignificant. Should narsoplimab be approved, we would owe milestone payments to development partners and be obligated to pay low single-digit royalties on net sales of the product.

Note 11—Shareholders’ Deficit

Common Stock and Warrants

On March 1, 2021, we entered into a sales agreement to sell shares of our common stock having an aggregate offering price of up to $150.0 million, from time to time, through an “at the market” equity offering program. As of June 30, 2022, we have not sold any shares under this program.

In March 2021, a cashless exercise was executed for 43,115 warrants, resulting in the issuance of 24,901 shares of our common stock. As of June 30, 2022, 200,000 warrants remained outstanding with an exercise price of $23.00 per share. The warrants expire on April 12, 2023.

Note 12—Stock-Based Compensation

Our stock option plans provide for the grant of incentive and non-qualified stock options, restricted stock awards, RSUs, warrants and other stock awards to employees, non-employee directors and consultants.

Stock-based compensation is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(In thousands)
Continuing operations
Research and development	$1,389	$1,390	$3,104	$2,840
Selling, general and administrative	1,793	1,522	3,970	3,132
Total stock-based compensation in continuing operations	3,182	2,912	7,074	5,972
Discontinued operations	(110)	205	(110)	416
Total stock-based compensation	$3,072	$3,117	$6,964	$6,388

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were applied to all stock option grants:

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
Estimated weighted-average fair value	$1.90	$2.19
Weighted-average assumptions:
Expected volatility	82%	82%
Expected life, in years	5.8	5.8
Risk-free interest rate	2.51%	2.46%
Expected dividend yield	—%	—%

Stock option activity for all stock plans and related information is as follows:

		Weighted-
		Average		Aggregate
		Exercise	Remaining	Intrinsic
	Options	Price per	Contractual Life	Value
	Outstanding	Share	(In years)	(In thousands)
Balance at December 31, 2021	12,709,887	$12.61
Granted	125,534	7.29
Exercised	(101,160)	4.10
Forfeited	(367,273)	13.96
Balance at June 30, 2022	12,366,988	$12.55	5.1	$46
Vested and expected to vest at June 30, 2022	12,106,495	$12.53	5.0	$42
Exercisable at June 30, 2022	9,865,506	$12.26	4.3	$—

As of June 30, 2022, there were 2.5 million unvested options outstanding that will vest over a weighted-average period of 2.2 years. The total estimated compensation expense yet to be recognized on outstanding options is $20.0 million.

The Company has 204,500 shares of unvested RSUs outstanding as of June 30, 2022 that vest 50% on December 1, 2022 and 50% on December 1, 2023.

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

Our drug candidate narsoplimab is the subject of a biologics license application (“BLA”) pending before the U.S. Food and Drug Administration (“FDA”) for the treatment of hematopoietic stem cell transplant-associated thrombotic microangiopathy (“HSCT-TMA”). On October 18, 2021, we announced the receipt of a Complete Response Letter (“CRL”) from FDA regarding the BLA. In the CRL, FDA expressed difficulty in estimating the treatment effect of narsoplimab in HSCT-TMA and asserted that additional information will be needed to support regulatory approval. In February 2022, we had a Type A post-action meeting with FDA to discuss the CRL. Although we felt that we adequately addressed all of the issues noted in the CRL, the meeting minutes included a number of the review division’s critiques that we believe had already been addressed and/or were inaccurate. As a result, in June 2022, we submitted a Formal Dispute Resolution Request. Formal Dispute Resolution is an official pathway that enables a sponsor to appeal a decision by an FDA review division to a higher authority within FDA, in this case the Office of New Drugs. We continue to believe that our BLA, as submitted, merits approval and that the data meet or exceed the threshold for substantial evidence of effectiveness; however, there can be no assurances that the Formal Dispute Resolution process will provide a clear path to resubmission of our BLA, that resubmission will result in approval of our BLA, or that any identified path to BLA resubmission will be satisfactory in terms of the information, time and/or expenditure required. Unless the deciding official asks us for more information or notifies us that more time is needed to complete the review, we expect a decision on the dispute in August 2022.

We also have multiple Phase 3 and Phase 2 clinical-stage development programs in progress with narsoplimab, which are focused on: complement-mediated disorders, including immunoglobulin A (“IgA”) nephropathy, atypical hemolytic uremic syndrome (“aHUS”) and COVID-19. We have successfully completed a Phase 1 study of OMS906, our lead MASP-3 inhibitor targeting the alternative pathway of complement. We are initiating a Phase 1b clinical trial in patients with paroxysmal nocturnal hemoglobinuria (“PNH”) who have had an unsatisfactory response to the C5 inhibitor ravulizumab. We are also working to expand our program of OMS906 clinical trials to include treatment-naïve PNH patients and complement 3 (“C3”) glomerulopathy patients, as well as one or more related indications. In August, 2022, we began dosing in a Phase 1 clinical trial of OMS1029, our long-acting, next-generation MASP-2 inhibitor and have successfully completed a Phase 1 study in our phosphodiesterase 7 (“PDE7”) program focused on addiction. We also have a diverse group of preclinical programs, including GPR174, a novel target in immuno-oncology that modulates a new cancer immunity axis that we discovered. Inhibitors of GPR174 are part of our proprietary G protein-coupled receptor (“GPCR”) platform through which we control 54 GPCR drug targets and their corresponding compounds. Also as part of our immuno-oncology platform, we are developing other novel anti-cancer therapeutics as well as adoptive T cell/CAR-T therapies.

We previously developed and commercialized OMIDRIA® (phenylephrine and ketorolac intraocular solution) 1%/0.3%, which is approved by FDA for use during cataract surgery or intraocular lens (“IOL”) replacement to maintain pupil size by preventing intraoperative miosis (pupil constriction) and to reduce postoperative ocular pain. We marketed OMIDRIA in the United States (the “U.S.”) from the time of its commercial launch in 2015 until December 2021.

On December 23, 2021, we completed the sale of OMIDRIA and certain related assets and liabilities to Rayner Surgical Inc. (“Rayner”) pursuant to an Asset Purchase Agreement dated December 1, 2021 (the “Asset Purchase Agreement”). We received $126.0 million in cash at the closing and we receive a royalty of 50% of the net revenue, as defined in the Asset Purchase Agreement, from sales of OMIDRIA in the U.S. between the closing date and the earlier of January 1, 2025 or the payment of the $200.0 million milestone described below. After such date, we will receive a royalty of 30% of the net revenue from sales of OMIDRIA in the U.S. until the expiration or termination of the last issued and unexpired patent with respect to OMIDRIA in the U.S. The U.S. base royalty rate is subject to a reduction down to 10% upon the occurrence of certain events described in the Asset Purchase Agreement, including during any specific period in which OMIDRIA is no longer eligible for separate payment (i.e., outside the packaged payment rate for the surgical procedure) under Medicare Part B. We will also will receive a royalty of 15% of the net revenue from sales of OMIDRIA outside the U.S. on a country-by-country basis between the closing date and the expiration or termination of the last issued and unexpired patent with respect to OMIDRIA in such country. In addition, we will receive a $200.0 million milestone payment if, prior to January 1, 2025, separate payment for OMIDRIA is secured under Medicare Part B for a continuous period of at least four years.

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

In October 2020, we reported final clinical data from our pivotal trial of narsoplimab in HSCT-TMA, a frequently lethal complication of HSCT. In November 2020, we completed the rolling submission of our BLA for narsoplimab for the treatment of HSCT-TMA, and FDA accepted the BLA for filing in January 2021 under its Priority Review program. On October 18, 2021, we announced the receipt of a CRL from FDA regarding the BLA. In the CRL, FDA expressed difficulty in estimating the treatment effect of narsoplimab in HSCT-TMA and asserted that additional information will be needed to support regulatory approval. As described above, we are engaged with FDA in a Formal Dispute Resolution regarding the BLA for narsoplimab. We are currently awaiting a decision on the dispute from FDA. Unless the deciding official asks us for more information or notifies us that more time is needed to complete the review, we expect a decision on the dispute in August 2022.

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

In our IgA nephropathy program, patient enrollment in the narsoplimab Phase 3 clinical trial, ARTEMIS-IGAN, continues to progress toward an anticipated readout of 9-month proteinuria data by mid-2023. The single Phase 3 trial design is a randomized, double-blind, placebo-controlled multicenter trial in patients at least 18 years of age with biopsy-confirmed IgA nephropathy and 24-hour urine protein excretion greater than 1 g/day at baseline on optimized renin-angiotensin system blockade. This trial includes a run-in period. Initially, patients are expected to receive an IV dose of study drug each week for 12 weeks; additional weekly dosing can be administered to achieve optimal response. The primary endpoint, which could suffice for regular or accelerated approval depending on the effect size, is reduction in proteinuria at 36 weeks after the start of dosing. The trial is designed to allow intra-trial adjustment in sample size. For the purposes of safety and efficacy assessments, the initial sample size for the proteinuria endpoint is estimated at 140 patients in each of the treatment and placebo groups. This will include a subset of patients with high levels of proteinuria (i.e., equal to or greater than 2 g/day) at baseline, and a substantial improvement at 36 weeks in this subset of patients alone could potentially form the basis for approval. We believe that the trial design will allow assessment for either regular or accelerated approval at 36 weeks based on proteinuria results either (1) across the general population of study patients or (2) in the high-proteinuria subset of patients. In the event of regular approval, estimated glomerular filtration rate (“eGFR”) becomes a safety endpoint only. In the event that the primary endpoint at 36 weeks results in accelerated approval from FDA, change in eGFR is expected to be assessed at approximately 144 weeks after the start of dosing. These eGFR data, if satisfactory, would then likely form the basis for subsequent regular approval. In response to investigators’ concerns about extended withholding of narsoplimab treatment from any high-proteinuria patient initially randomized to the placebo-treated group, FDA will allow patients in that sub-population to receive open-label treatment with narsoplimab after at least 18 months of blinded treatment.

The Phase 3 clinical program in patients with aHUS, in which patient recruitment is ongoing, consists of one Phase 3 clinical trial – a single-arm (i.e., no control arm), open-label trial in patients with newly diagnosed or ongoing aHUS. This trial is targeting approximately 40 patients for regular approval in the EU and accelerated approval in the U.S. and, as required by FDA, approximately 80 total patients for regular approval in the U.S. The trial includes multiple sites in the U.S., Asia and Europe; however, enrollment has been slow in part due to prioritizing the use of resources within our narsoplimab programs on HSCT-TMA, COVID-19 and IgA nephropathy.

Narsoplimab is also the only complement inhibitor included in the I-SPY COVID-19 adaptive platform trial sponsored by Quantum Leap Healthcare Collaborative, (“Quantum Leap”), which is evaluating drugs and investigational products for the treatment of critically ill COVID-19 patients. The narsoplimab treatment arm has concluded and we look forward to Quantum Leap’s disclosure of the narsoplimab results.

●	MASP 2 – OMS1029 - Lectin Pathway Disorders. We are also developing a longer-acting second-generation antibody targeting MASP-2. This program is designated “OMS1029.” A Phase 1 clinical trial assessing safety, tolerability and pharmacokinetics/pharmacodynamics (“PK/PD”) of OMS1029 in healthy subjects began dosing in August 2022. Designed for longer duration of pharmacologic activity than narsoplimab, we anticipate that OMS1029 will enable us to pursue a range of indications complementary to those for narsoplimab. Based on animal PK/PD data to date, dosing in humans is expected to be once-monthly to once-quarterly by subcutaneous or intravenous administration.

●	MASP-3 - OMS906 - Alternative Pathway Disorders. As part of our MASP program, we have identified mannan-binding lectin-associated serine protease 3 (“MASP-3”), which has been shown to be the key activator of the complement system’s alternative pathway (“APC”), and we believe that we are the first to make this and related discoveries associated with the APC. The complement system is part of the immune system’s innate response, and the APC is considered the amplification loop within the complement system. MASP-3 is responsible for the conversion of pro-factor D to factor D; converted factor D is necessary for the activation of the APC. Based on our alternative pathway-related discoveries, we have expanded our intellectual property position to protect our inventions stemming from these discoveries beyond MASP-2 associated inhibition of the lectin pathway to include inhibition of the alternative pathway. Our current primary focus in this program is developing MASP-3 inhibitors for the treatment of disorders related to the APC.

OMS906 received designation from FDA as an orphan drug for the treatment of paroxysmal nocturnal hemoglobinuria (“PNH”) in July 2022.

We have completed a placebo-controlled, double-blind, single-ascending-dose Phase 1 clinical trial to evaluate the safety, tolerability, pharmacodynamics and pharmacokinetics of OMS906 in healthy subjects. Preliminary data from the Phase 1 trial were previously reported and we plan to present the results of the Phase 1 study at an upcoming medical congress. OMS906 has been well tolerated at all doses tested and preliminary human pharmacokinetic and pharmacodynamic data are consistent with once-monthly subcutaneous dosing and every-other-month or less frequent IV dosing. Recent data show high level suppression of alternative pathway activity.

We are initiating a Phase 1b clinical trial in patients with PNH who have had an unsatisfactory response to the C5 inhibitor ravulizumab. We are also working to expand our program of OMS906 clinical trials to include treatment-naïve PNH patients and C3 glomerulopathy patients, as well as one or more related indications.

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

In September 2019, we reported positive results from our completed Phase 1 clinical trial designed to assess the safety, tolerability and pharmacokinetics of the compound in healthy subjects. In the double blind, randomized Phase 1 study, the study drug, referred to as OMS182399, met the primary endpoints of safety and tolerability and showed a favorable and dose-proportional pharmacokinetic profile supporting once-daily dosing. There was no apparent food effect on plasma exposure to OMS182399. Continued clinical development in our PDE7 program is currently subject to allocation of internal financial and other resources, which at present are prioritized for other programs, and/or accessing external funding.

In addition to our work in addiction, researchers at Emory University are evaluating, in clinically predictive primate models, the potential of our PDE7 inhibitors to improve levodopa-induced dyskinesias. More than 50% of Parkinson’s patients develop dyskinesias following prolonged levodopa treatment.

Preclinical Development Programs and Platforms

Our preclinical programs and platforms include:

●	Other MASP Inhibitor Preclinical Programs. We have generated positive preclinical data from MASP-2 inhibition in in vivo models of age-related macular degeneration, myocardial infarction, diabetic neuropathy, stroke, traumatic brain injury, ischemia-reperfusion injury, and other diseases and disorders. In our OMS906 monoclonal antibody program, we have generated positive data from MASP-3 inhibition in a well-established animal model associated with PNH as well as positive data in a well-established animal model of arthritis. Development efforts are also directed to a small-molecule inhibitor of MASP-2 designed for oral administration as well as to small-molecule inhibitors of MASP-3 and bispecific small- and large-molecule inhibitors of MASP-2/-3.
●	GPR174, GPCR Platform and Immuno-oncology Platform. We have developed a proprietary cellular redistribution assay which we use in a high-throughput manner to identify synthetic ligands, including antagonists, agonists and inverse agonists, that bind to and affect the function of orphan GPCRs. We have screened Class A orphan GPCRs against our small-molecule chemical libraries using the cellular redistribution assay and have identified and confirmed compounds that interact with 54 of the 81 Class A orphan GPCRs linked to a wide range of indications including cancer as well as metabolic, cardiovascular, immunologic, inflammatory and central nervous system disorders. One of our priorities in this program is GPR174, which is involved in the modulation of the immune system. In ex vivo human studies, our small-molecule inhibitors targeting GPR174 upregulate the production of cytokines, block multiple checkpoints and tumor promoters, and suppress regulatory T cells. Based on our data, we believe that GPR174 controls a major, previously unrecognized pathway in cancer and modulation of the receptor could provide a seminal advance in immuno-oncologic treatments for a wide range of tumors. Our studies in mouse models of melanoma and colon carcinoma found that GPR174-deficiency resulted in significantly reduced tumor growth and improved survival of the animals versus normal mice. Our discoveries suggest a new approach to cancer immunotherapy that targets inhibition of GPR174 and can be combined with and significantly improve the tumor-killing effects of other oncologic agents, including radiation, adenosine pathway inhibitors and checkpoint inhibitors. These discoveries include (1) identification of cancer-immunity pathways controlled by GPR174, (2) the identification of phosphatidylserine as a natural ligand for GPR174, (3) a collection of novel small-molecule inhibitors of GPR174 and (4) a synergistic enhancement of “tumor-fighting” cytokine production by T cells following the combined inhibition of both GPR174 and the adenosine pathway, another key metabolic pathway that regulates tumor immunity. We are developing, and plan to advance to clinical trials, inhibitors of GPR174 and of the pathways affected by this receptor and/or adenosine receptors.

Additionally, we are advancing research on a technology that may improve the potency and durability of adoptive T cell therapies. We validated our novel approach – which enforces memory phenotypes in cultured T cells through a previously unexplored pathway – in an aggressive mouse tumor model and are building a broad and exclusive intellectual property position around our platform. We believe that our novel approach has the potential to improve response rates for patients receiving either engineered or native T cell therapies for liquid or solid tumors and are continuing to explore the application of this technology to human CAR-T and adoptive T cell therapy systems.

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

As of June 30, 2022, we had $122.6 million in cash and cash equivalents and short-term investments available for general corporate use and $14.5 million in receivables.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(In thousands)
Continuing research and development expenses:
Direct external expenses:
Clinical research and development:
MASP-2 program - OMS721 (narsoplimab)	$8,498	$9,564	$17,742	$26,595
MASP-3 program - OMS906	680	1,390	1,982	3,161
Other	91	121	218	263
Total clinical research and development	9,269	11,075	19,942	30,019
Preclinical research and development	2,505	5,382	5,249	8,093
Total direct external expenses	11,774	16,457	25,191	38,112
Internal overhead and other expenses	10,353	12,279	19,308	21,678
Stock-based compensation expenses	1,389	1,390	3,104	2,840
Total continuing research and development expenses	$23,516	$30,126	$47,603	$62,630

Clinical research and development expenses decreased $1.8 million and $10.1 million for the three and six months ended June 30, 2022 compared to the prior year period due primarily to the manufacturing of narsoplimab and OMS906. We expense inventory costs related to product candidates as research and development until regulatory approval is reasonably assured in either the U.S. or EU.

The $2.9 million and $2.8 million decreases in our preclinical research and development expenses for the three and six months ended June 30, 2022 as compared to the same periods in 2021 reflect timing of third-party manufacturing costs and preclinical animal toxicology safety studies related to our OMS1029 development program.

Internal overhead and other expenses decreased $1.9 million and $2.4 million for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 due to a reduction in employee-related costs and returning a small portion of our leased building to the landlord in the first quarter of the current year.

The increases in stock-based compensation for the three and six months ended June 30, 2022 compared to the same periods in the prior year are due to the valuation and timing of the vesting of employee stock options.

We expect overall research and development costs will increase modestly in the third quarter of 2022 compared to the second quarter of 2022.

At this time, we are unable to estimate with certainty the longer-term costs we will incur in the continued development of our drug candidates due to the inherently unpredictable nature of our preclinical and clinical development activities. Clinical development timelines, the probability of success and development costs can change materially as new data become available and as expectations change. Our future research and development expenses will depend, in part, on the preclinical or clinical success of each drug candidate as well as ongoing assessments of each program’s commercial potential. In addition, we cannot forecast with precision which drug candidates, if any, may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

We are required to expend substantial resources in the development of our drug candidates due to the lengthy process of completing clinical trials and seeking regulatory approval. Any failure or delay in completing clinical trials, or in obtaining regulatory approvals, could delay our generation of product revenue and increase our research and development expenses.

Selling, General and Administrative Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(In thousands)
Continuing selling, general and administrative expense:
Selling, general and administrative expenses, excluding stock-based compensation expense	$12,129	$13,962	$20,911	$25,138
Stock-based compensation expense	1,793	1,522	3,970	3,132
Total continuing selling, general and administrative expense	$13,922	$15,484	$24,881	$28,270

Total selling, general and administrative expenses decreased by $1.6 million and $3.4 million for the three and six months ended June 30, 2022 compared to the same periods in the prior year. The decreases were primarily related to narsoplimab pre-launch sales and marketing development costs in the prior year quarters and the timing of legal costs.

The increases in stock-based compensation for the three and six months ended June 30, 2022 compared to the same periods in the prior year are due to the valuation and timing of the vesting of employee stock options.

We expect that our third quarter 2022 selling, general and administrative expenses will be similar to the second quarter of 2022.

Interest Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(In thousands)
Interest expense	$4,927	$4,910	$9,868	$9,807

Interest expense is primarily comprised of contractual interest and amortization of debt issuance and debt discount related to our 6.25% Convertible Senior Notes (the “2023 Notes”) and 5.25% Convertible Senior Notes (the “2026 Notes”) as well as interest on our finance leases (see “Note 8— Unsecured Convertible Senior Notes”).

Other Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(In thousands)
Other income	$670	$333	$1,163	$751

Other income principally includes sublease rental income and interest earned on our cash and investments. The increases in other income for the three and six months ended June 30, 2022 compared to the same periods in the prior year are due to increased interest earned on our investments and increased sublease income.

OMIDRIA Royalties

On December 23, 2021, we sold our commercial drug, OMIDRIA, to Rayner. We currently receive royalty payments of 50% of Rayner’s U.S. net sales of OMIDRIA (see the “Overview” section of the Management’s Discussion and Analysis for additional details).

During the six months ended June 30, 2022, we earned royalties of $31.1 million on sales of OMIDRIA which we recorded as a reduction from the OMIDRIA contract royalty asset. We also recorded $17.1 million of income in discontinued operations representing interest income and remeasurement adjustments related to the OMIDRIA contract royalty asset. The following schedule presents a rollforward of the OMIDRIA contract royalty asset (in thousands):

OMIDRIA contract royalty asset at December 31, 2021	$184,570
Royalties earned	(31,062)
Royalty interest income and remeasurement adjustments	17,098
OMIDRIA contract royalty asset at June 30, 2022	$170,606

Net Income from Discontinued Operations

As a result of the OMIDRIA divestiture, all the revenue and expenses related to OMIDRIA have been reclassified to discontinued operations in our condensed consolidated statements of operations and comprehensive loss for all periods presented.

Net income from discontinued operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(In thousands)
Product sales, net	$—	$28,823	$—	$49,884
Royalty interest income and remeasurement adjustments	10,102	—	17,098	—
Total	10,102	28,823	17,098	49,884
Other (income), costs and expenses, net	(744)	7,229	(231)	13,611
Net income from discontinued operations	$10,846	$21,594	$17,329	$36,273

In July 2022, CMS issued its proposed Hospital Outpatient Prospective Payment and Ambulatory Surgical Center Payment Systems rule for calendar year 2023. The rule includes confirmation that OMIDRIA continues to qualify for separate payment under the CMS’ policy regarding non-opioid pain management surgical drugs when used in ambulatory surgical centers (ASCs). If the proposed rule is adopted as final, OMIDRIA would continue to be paid separately in the ASCs under Medicare Part B at least throughout calendar year 2023.

Financial Condition - Liquidity and Capital Resources

As of June 30, 2022, we had $122.6 million in cash, cash equivalents and short-term investments available for general corporate use held primarily in money-market accounts. During the three and six months ended June 30, 2022 we had an overall decrease in our cash, cash equivalents and short-term investments of $19.7 million and $34.7, respectively. For the three months ended June 30, 2022, we incurred a net loss from operations of $30.9 million, including non-cash charges of $3.7 million. For the six months ended June 30, 2022, we incurred a net loss from operations of $63.9 million, including non-cash charges of $7.9 million.

We plan to continue to fund our operations with our cash and investments, realization of our outstanding accounts receivable, OMIDRIA royalties and, potentially, the $200.0 million milestone related to achieving long-term OMIDRIA separate payment. If FDA approval is granted for narsoplimab for HSCT-TMA, we expect that sales of narsoplimab would also provide funds for our operations. In addition, we have a sales agreement to sell shares of our common stock, from time to time, in an “at the market” equity offering facility through which we may offer and sell shares of our common stock having an aggregate amount of up to $150.0 million. Should it be determined to be strategically advantageous, we could also pursue debt financings as well as public and private offerings of our equity securities, similar to those we have previously completed, or other strategic transactions, which may include licensing a portion of our existing technology. Should it be necessary to manage our operating expenses, we could also reduce our projected cash requirements by delaying clinical trials, reducing selected research and development efforts, or implementing other restructuring activities. We have $95.0 million of 2023 Notes that will mature and become due in November 2023. Unless the debt is converted to equity at or prior to maturity, we plan to fund the repayment of the 2023 Notes through a combination of cash from operations, including narsoplimab HSCT-TMA revenues should approval be granted by FDA, the $200.0 million milestone related to OMIDRIA, if long-term separate payment is achieved for OMIDRIA, strategic transactions, sales of stock or through issuance of additional debt.

Cash Flow Data

	Six Months Ended
	June 30,
	2022	2021

	(In thousands)
Selected cash flow data
Cash provided by (used in):
Operating activities	$(34,662)	$(67,846)
Investing activities	$(52,072)	$63,396
Financing activities	$62	$6,651

Operating Activities. Net cash used in operating activities for the six months ended June 30, 2022 decreased by $33.2 million as compared to the same period in 2021. The decrease in cash used was primarily due to a $51.7 million change in cash provided from receivables resulting from collecting and not replacing trade receivables outstanding at December 31, 2021 due to the sale of OMIDRIA to Rayner in December 2021. In the prior year period, receivables increased due to reinstatement of OMIDRIA separate payment in December 2020, which resulted in increased sales and receivables during the first half of 2021. Other changes in operating activities between the periods included a $14.0 million decrease in the OMIDRIA contract royalty asset resulting from royalties earned on OMIDRIA net sales, a $22.5 million decrease in accounts payable and accrued expenses and a $9.3 million decrease in prepaids and other.

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

Net cash used by investing activities during the six months ended June 30, 2022 was $52.1 million compared to net cash provided by investing activities of $63.4 million for the same period in the preceding year. The $115.5 million change between years is due to the purchase of short-term investments with a portion of the cash received upon the sale of OMIDRIA to Rayner.

Financing Activities. Net cash provided by financing activities during the six months ended June 30, 2022 decreased $6.6 million compared to the same period in 2021 due to a reduction in proceeds from the exercise of employee stock options.

Line of Credit Agreement

As of June 30, 2022, we had a Loan and Security Agreement with Silicon Valley Bank (“SVB”) providing for a $50.0 million revolving line of credit facility (the “Line of Credit Agreement”). As of June 30, 2022, we had no outstanding borrowings under the Line of Credit Agreement. The Line of Credit Agreement expired on August 2, 2022.

Contractual Obligations and Commitments

Our future minimum contractual commitments and obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2021. Other than the following, our future minimum contractual obligations and commitments have not changed materially from the amounts previously reported.

Operating Leases

Our lease for our office and laboratory space ends in November 2027. We have two five-year options to extend the lease term. On January 14, 2022, we entered into an agreement with our landlord to early terminate a portion of the rentable square footage of our office and laboratory facilities. In addition, we carry various finance leases for laboratory equipment. As of June 30, 2022, the remaining aggregate non-cancelable rent payable under the initial term of the lease, excluding common area maintenance and related operating expenses, is $38.8 million.

Convertible Notes

See “Financial Condition—Liquidity and Capital Resources—Convertible Notes” above.

Goods and Services

We have certain other non-cancelable obligations under various agreements that relate to goods and services. As of June 30, 2022, our aggregate firm commitments were $30.5 million.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have not been any material changes in our critical accounting policies and significant judgments and estimates as disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 1, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily confined to our investment securities. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in high-credit-quality securities. As of June 30, 2022, we had cash, cash equivalents and short-term investments of $122.6 million and $14.5 million in receivables, net. In accordance with our investment policy, we invest funds in highly liquid, investment-grade securities. These securities in our investment portfolio are not leveraged and are classified as available-for-sale. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a materially negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates and, with our current portfolio of short-term investments, we are not exposed to potential loss due to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2022. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

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

OMEROS CORPORATION

Dated: August 9, 2022	/s/ Gregory A. Demopulos
Gregory A. Demopulos, M.D.
President, Chief Executive Officer and Chairman of the Board of Directors

Dated: August 9, 2022	/s/ Michael A. Jacobsen
Michael A. Jacobsen
Vice President, Finance, Chief Accounting Officer and Treasurer