Form 10-Q
period 2022-09-30
OMEROS CORP
filed 2022-11-09
CIK 1285819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 4, 2022, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 62,730,015.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which are subject to the “safe harbor” created by those sections for such statements. Forward-looking statements are based on our management’s beliefs and assumptions and on currently available information. All statements other than statements of historical fact are “forward-looking statements.” Terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “likely,” “look forward to,” “may,” “objective,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “slate,” “target,” “will,” “would,” and similar expressions and variations thereof are intended to identify forward-looking statements, but these terms are not the exclusive means of identifying such statements. Examples of these statements include, but are not limited to, statements regarding:

●	our estimates regarding how long our existing cash, cash equivalents, short-term investments and revenues will fund our anticipated operating expenses, capital expenditures and debt service obligations;
●	our expectations related to future milestone and royalty payments potentially payable to us under the terms of the asset purchase agreement under which we divested our former commercial ophthalmology product OMIDRIA® (phenylephrine and ketorolac intraocular solution);
●	our expectations regarding clinical plans and anticipated or potential paths to regulatory approval of narsoplimab by the U.S. Food and Drug Administration (“FDA”) and the European Medicines Agency (the “EMA”) in hematopoietic stem cell transplant-associated thrombotic microangiopathy (“HSCT-TMA”), immunoglobulin A (“IgA”) nephropathy, COVID-19 and atypical hemolytic uremic syndrome (“aHUS”);
●	our expectations regarding the clinical, therapeutic and competitive benefits and importance of our drug candidates, our ability to design, initiate and/or successfully complete clinical trials and other studies for our drug candidates, and our plans and expectations regarding our ongoing or planned clinical trials, including for MASP-2 inhibitors narsoplimab and OMS1029, and our lead MASP-3 inhibitor OMS906, and for our other investigational candidates, including OMS527;
●	whether and when a marketing authorization application (“MAA”) may be filed with the EMA for narsoplimab in any indication, and whether the EMA, the FDA, or regulatory agencies in any other jurisdiction will grant approval for narsoplimab in any indication;
●	our plans for the commercial launch of narsoplimab following any regulatory approval and our estimates and expectations regarding coverage and reimbursement for any approved products;
●	our plans and expectations regarding development of narsoplimab for the treatment of critically ill COVID-19 patients, including statements regarding the therapeutic potential of narsoplimab for the treatment of COVID-19, discussions with government agencies regarding narsoplimab for the treatment of COVID-19 and expectations for the treatment of COVID-19 patients in additional clinical trials;
●	with respect to our ongoing or planned clinical development programs, our expectations regarding: whether enrollment in any ongoing or planned clinical trial will proceed as expected; whether we can capitalize on the financial and regulatory incentives provided by orphan drug designations granted by FDA, the European Commission (the “EC”), or the EMA; and whether we can capitalize on the regulatory incentives provided by fast-track or breakthrough therapy designations granted by FDA;
●	our expectation that we will rely on contract manufacturers to manufacture narsoplimab, if approved, for commercial sale and to manufacture our other drug candidates, including OMS906 and OMS1029, for purposes of clinical supply and in anticipation of potential commercialization;
●	our ability to raise additional capital through the capital markets or through one or more corporate partnerships, equity offerings, debt financings, collaborations, licensing arrangements or asset sales;

●	our expectations about the commercial competition that our drug candidates, if commercialized, face or may face;
●	the expected course and costs of existing claims, legal proceedings and administrative actions, our involvement in potential claims, legal proceedings and administrative actions, and the merits, potential outcomes and effects of both existing and potential claims, legal proceedings and administrative actions, as well as regulatory determinations, on our business, prospects, financial condition and results of operations;
●	the extent of protection that our patents provide and that our pending patent applications will provide, if patents are issued from such applications, for our technologies, programs, and drug candidates;
●	the factors on which we base our estimates for accounting purposes and our expectations regarding the effect of changes in accounting guidance or standards on our operating results;
●	our expected financial position, performance, revenues, growth, costs and expenses, magnitude of net losses and the availability of resources, including the impact of rising interest rates and inflation in the global economy; and
●	our ability to recruit and retain key personnel.

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

OMEROS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMEROS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$145,533	$100,808
Short-term investments	75,431	56,458
OMIDRIA contract royalty asset, short-term	47,744	44,319
Receivables, net	13,854	38,155
Prepaid expense and other assets	5,983	8,216
Total current assets	288,545	247,956
OMIDRIA contract royalty asset	143,641	140,251
Right of use assets	22,464	28,276
Property and equipment, net	1,847	1,731
Restricted investments	1,054	1,054
Total assets	$457,551	$419,268

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$17,089	$13,400
Accrued expenses	18,016	33,134
Current portion of lease liabilities	4,409	5,255
Total current liabilities	39,514	51,789
Unsecured convertible senior notes, net	314,819	313,458
OMIDRIA royalty obligation	125,000	—
Lease liabilities, non-current	23,533	29,126
Other accrued liabilities - noncurrent	999	1,115
Commitments and contingencies (Note 10)
Shareholders’ equity (deficit):
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized; none issued and outstanding at September 30, 2022 and December 31, 2021.	—	—
Common stock, par value $0.01 per share, 150,000,000 shares authorized at September 30, 2022 and December 31, 2021; 62,730,015 and 62,628,855 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively.	627	626
Additional paid-in capital	717,509	706,288
Accumulated deficit	(764,450)	(683,134)
Total shareholders’ equity (deficit)	(46,314)	23,780
Total liabilities and shareholders’ equity (deficit)	$457,551	$419,268

See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Costs and expenses:
Research and development	$38,568	$25,818	$86,172	$88,448
Selling, general and administrative	12,198	14,010	37,079	42,280
Total costs and expenses	50,766	39,828	123,251	130,728
Loss from continuing operations	(50,766)	(39,828)	(123,251)	(130,728)
Interest expense	(4,932)	(4,911)	(14,799)	(14,718)
Interest and other income	906	461	2,069	1,212
Net loss from continuing operations	(54,792)	(44,278)	(135,981)	(144,234)
Net income from discontinued operations	37,336	21,575	54,665	57,848
Net loss	$(17,456)	$(22,703)	$(81,316)	$(86,386)

Basic and diluted net income (loss) per share:
Net loss from continuing operations	$(0.87)	$(0.70)	$(2.17)	$(2.32)
Net income from discontinued operations	0.59	0.34	0.87	0.93
Net loss	$(0.28)	$(0.36)	$(1.30)	$(1.39)

Weighted-average shares used to compute basic and diluted net income (loss) per share	62,730,015	62,510,727	62,728,276	62,267,557

See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2021	61,671,231	$616	$751,304	$(872,672)	$(120,752)
Exercise of stock options and warrants	580,781	6	6,327	—	6,333
At the market offering costs	—	—	(241)	—	(241)
Cumulative effect of adopting ASU 2020-06	—	—	(70,779)	(4,697)	(75,476)
Stock-based compensation expense	—	—	3,271	—	3,271
Net loss	—	—	—	(35,090)	(35,090)
Balance at March 31, 2021	62,252,012	622	689,882	(912,459)	(221,955)
Exercise of stock options	238,928	2	1,133	—	1,135
Stock-based compensation expense	—	—	3,117	—	3,117
Net loss	—	—	—	(28,593)	(28,593)
Balance June 30, 2021	62,490,940	624	694,132	(941,052)	(246,296)
Exercise of stock options	51,328	1	607	—	608
Stock-based compensation expense	—	—	5,694	—	5,694
Net loss	—	—	—	(22,703)	(22,703)
Balance September 30, 2021	62,542,268	$625	$700,433	$(963,755)	$(262,697)

Balance at January 1, 2022	62,628,855	$626	$706,288	$(683,134)	$23,780
Exercise of stock options	101,160	1	413	—	414
Stock-based compensation expense	—	—	3,892	—	3,892
Net loss	—	—	—	(33,011)	(33,011)
Balance at March 31, 2022	62,730,015	627	710,593	(716,145)	(4,925)
Stock-based compensation expense	—	—	3,072	—	3,072
Net loss	—	—	—	(30,849)	(30,849)
Balance June 30, 2022	62,730,015	627	713,665	(746,994)	(32,702)
Stock-based compensation expense	—	—	3,844	—	3,844
Net loss	—	—	—	(17,456)	(17,456)
Balance September 30, 2022	62,730,015	$627	$717,509	$(764,450)	$(46,314)

See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net loss	$(81,316)	$(86,386)
Adjustments to reconcile net loss to net cash used in operating activities:
Early termination of operating lease	(454)	—
Stock-based compensation expense	10,808	12,082
Non-cash interest expense	1,361	1,256
Depreciation and amortization	789	1,062
Changes in operating assets and liabilities:
Receivables	24,301	(30,057)
Prepaid expenses and other	1,769	5,740
OMIDRIA contract royalty asset	(6,815)	—
Accounts payable and accrued expense	(11,544)	4,796
Net cash used in operating activities	(61,101)	(91,507)
Investing activities:
Purchases of investments	(103,573)	(5)
Proceeds from the sale and maturities of investments	84,600	81,500
Purchases of property and equipment	(100)	(203)
Net cash provided by (used in) investing activities	(19,073)	81,292
Financing activities:
Proceeds from OMIDRIA liability for future royalties	125,000	—
Proceeds upon exercise of stock options and warrants	414	8,076
Payments on finance lease obligations	(515)	(706)
At the market offering costs	—	(241)
Net cash provided by financing activities	124,899	7,129
Net decrease in cash and cash equivalents	44,725	(3,086)
Cash and cash equivalents at beginning of period	100,808	10,501
Cash and cash equivalents at end of period	$145,533	$7,415

Supplemental cash flow information
Cash paid for interest	$13,437	$14,889
Property acquired under finance lease	$806	$139

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

Our drug candidate narsoplimab, targeting mannan-binding lectin-associated serine protease-2 (“MASP-2”) and the lectin pathway of complement, is the subject of a biologics license application (“BLA”) pending before the U.S. Food and Drug Administration (“FDA”) for the treatment of hematopoietic stem cell transplant-associated thrombotic microangiopathy (“HSCT-TMA”). On October 18, 2021, we announced the receipt of a Complete Response Letter (“CRL”) from FDA indicating that the BLA could not be approved as submitted. In November 2022, we received the decision by FDA’s Office of New Drugs (“OND”) denying our appeal of the CRL. Although our appeal was denied, the decision proposes a path forward for resubmission of the BLA based on survival data from the completed pivotal trial versus a historical control group, with or without an independent literature analysis.

Clinical development of narsoplimab also includes programs focused on complement-mediated disorders, including immunoglobulin A (“IgA”) nephropathy, atypical hemolytic uremic syndrome (“aHUS”) and COVID-19. Our pipeline of investigational agents also includes: our long-acting MASP-2 inhibitor OMS1029, which is currently in a Phase 1 clinical trial, and OMS906, our inhibitor of mannan-binding lectin-associated serine protease 3 (“MASP-3”) targeting the alternative pathway of complement, which has completed a Phase 1 clinical trial and is being advanced into clinical programs for paroxysmal nocturnal hemoglobinuria (“PNH”) and complement 3 (“C3”) glomerulopathy.

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

Risks and Uncertainties

As of September 30, 2022, we had cash, cash equivalents and short-term investments of $221.0 million and outstanding accounts receivable of $13.9 million. Our loss for the quarter ended September 30, 2022 was $17.5 million. Included in our loss for the quarter was a $29.0 million noncash benefit related to the revaluation of our OMIDRIA contract royalty asset, which was partially offset by $4.6 million of noncash operating expenses. Our loss for the nine months ended September 30, 2022 was $81.3 million and included $30.5 million of noncash benefit related to the revaluation of our OMIDRIA contract royalty asset along with differences between actual and estimated royalties in the third quarter, which was partially offset by $12.5 million of noncash operating expenses.

We plan to continue to fund our operations for the next twelve months with our existing cash and investments, our current accounts receivable, and our portion of OMIDRIA royalties. There is also the potential for us to receive a $200.0 million milestone related to achievement of long-term OMIDRIA separate payment if, prior to January 1, 2025, separate payment for OMIDRIA is secured under Medicare Part B for at least four continuous years. If FDA approval is granted for narsoplimab for HSCT-TMA, we expect that sales of narsoplimab will also provide funds for our operations. We have a sales agreement through which we may, from time to time, offer and sell shares of our common stock in an “at the market” equity offering for aggregate sales proceeds of up to $150.0 million. Should it be determined to be strategically advantageous, we could pursue debt financings as well as public and private offerings of our equity securities, similar to those we have previously completed, or other strategic transactions, which may include licensing a portion of our existing technology.

Management believes the assets on hand along with our portion of expected OMIDRIA royalties to be received are adequate to finance our operations at least through November 9, 2023. Accordingly, the accompanying condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

Planned or completed business dispositions are presented as discontinued operations when all the criteria described above are met. For those divestitures that qualify as discontinued operations, all comparative periods presented are reclassified in the consolidated balance sheets. Additionally, the results of operations of a discontinued operation are reclassified to income from discontinued operations, for all periods presented in the condensed consolidated statements of operations and comprehensive loss. Results of discontinued operations include all revenues and expenses directly derived from such businesses; general corporate overhead is not allocated to discontinued operations. The OMIDRIA assets sold to Rayner qualify as a discontinued operation (see “Note 3 – Discontinued Operations”).

OMIDRIA Royalties and OMIDRIA Contract Royalty Assets

We have rights to receive future royalties from Rayner on OMIDRIA net sales at rates that vary based on geography and certain regulatory contingencies. Therefore, future OMIDRIA royalties are treated as variable consideration. The sale of OMIDRIA qualified as an asset sale under GAAP. To measure the OMIDRIA contract royalty asset, we used the expected value approach, which is the sum of the discounted probability-weighted royalty payments, net of tax, we would receive using a range of potential outcomes, to the extent that it is probable that a significant reversal in the amount of cumulative income recognized will not occur. Accordingly, the contract royalty asset excludes the achievement of the potential $200.0 million milestone payment and any non-U.S. royalties to the extent it is probable that a significant reversal in the amount of cumulative income recognized will not occur. Royalties earned are primarily recorded as a reduction to the OMIDRIA contract royalty asset. The amounts recorded in discontinued operations will reflect interest earned on the outstanding OMIDRIA contract royalty asset and any amounts received that are different from the expected royalties recorded at closing. The OMIDRIA contract royalty asset is re-measured periodically using the expected value approach based on actual results and future expectations. Any required adjustment to the OMIDRIA contract royalty asset will be recorded into discontinued operations.

OMIDRIA Royalty Obligation

On September 30, 2022, we sold to DRI Healthcare Acquisitions LP (“DRI”) an interest in a portion of our future OMIDRIA royalty receipts for a purchase price of $125.0 million in cash (see “Note 8 – OMIDRIA Royalty Obligation”).

The $125.0 million cash consideration obtained is classified as liability and is recorded as an “OMIDRIA royalty obligation” on our condensed consolidated balance sheet. The liability is being amortized over the term of the arrangement using the implied effective interest rate of 9.4% and interest expense is recorded as a component of continuing operations.

To the extent our estimates of future royalties are greater or less than previous estimates, we will adjust the carrying amount of the liability for future OMIDRIA royalties to the present value of the revised estimated cash flows, discounted at the original effective interest rate utilizing the cumulative catch-up method. The offset to the adjustment would be recognized as a component of net income (loss) from continuing operations.

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

Inventory

We expense inventory costs related to product candidates as research and development expenses until regulatory approval is reasonably assured in the U.S. or the European Union (the “EU”). Once approval is reasonably assured, costs, including amounts related to third-party manufacturing, transportation and internal labor and overhead, will be capitalized.

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

Stock-Based Compensation

Stock-based compensation expense is recognized for all share-based payments, including grants of stock option awards and restricted stock unit awards (“RSU”), based on estimated fair values. The fair value of our stock options is calculated using the Black-Scholes option-pricing model which requires judgmental assumptions around volatility, forfeiture rates and expected option term. Compensation expense is recognized over the optionees’ requisite service periods, which is generally the vesting period, using the straight-line method. Forfeiture expense is estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates.

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

Note 3—Discontinued Operations

On December 23, 2021, we completed the sale of OMIDRIA and certain related assets, including inventory and prepaid expenses. We retained the outstanding accounts receivable and all outstanding liabilities related to OMIDRIA as of the closing date.

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

During the three and nine months ended September 30, 2022, we earned royalties of $16.5 million and $47.6 million, respectively, on sales of OMIDRIA which we recorded as a reduction from the OMIDRIA contract royalty asset. During the three and nine months ended September 30, 2022, we also recorded $37.3 million and $54.7 million, respectively, of income in discontinued operations representing interest income and remeasurement adjustments to the OMIDRIA contract royalty asset. The following schedule presents a rollforward of the OMIDRIA contract royalty asset (in thousands):

OMIDRIA contract royalty asset at December 31, 2021	$184,570
Royalties earned	(47,555)
Royalty interest income and other	23,857
Remeasurement adjustments	30,513
OMIDRIA contract royalty asset at September 30, 2022	$191,385

Net income from discontinued operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(In thousands)
Product sales, net	$—	$30,004	$—	$79,888
Royalty interest income and other	8,229	—	23,857	—
Remeasurement adjustments	29,043	—	30,513	—
Other income (expenses), net	64	(8,429)	295	(22,040)
Net income from discontinued operations	$37,336	$21,575	$54,665	$57,848

Cash flow from discontinued operations is as follows:

	Nine Months Ended
	September 30,
	2022	2021

	(In thousands)
Total operating inflows (outflows) from discontinued operations	$12,037	$(23,828)

Note 4—Net Loss Per Share

Our potentially dilutive securities include potential common shares related to our stock options, warrants, RSUs and unsecured convertible senior notes. Diluted earnings per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period.

Potentially dilutive securities excluded from Diluted EPS are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
2023 Notes convertible to common stock (1)	4,941,739	4,941,739	4,941,739	4,941,739
Outstanding options to purchase common stock	19,292	1,781,619	8,246	2,504,901
Outstanding restricted stock units	201,467	—	208,962	—
Total potentially dilutive shares excluded from net loss per share	5,162,498	6,723,358	5,158,947	7,446,640

(1)The 2023 Notes (defined below) are subject to a capped call arrangement that potentially reduces the dilutive effect as described in “Note 7 — Unsecured Convertible Senior Notes.” Any potential impact of the capped call arrangement is excluded from this table.

Note 5—Certain Balance Sheet Accounts

OMIDRIA Contract Royalty Asset

The OMIDRIA contract royalty asset consists of the following:

	September 30,	December 31,
	2022	2021

	(In thousands)
Short-term contract royalty asset	$47,744	$44,319
Long-term contract royalty asset	143,641	140,251
Total OMIDRIA contract royalty asset	$191,385	$184,570

Receivables, net

Receivables, net consists of the following:

	September 30,	December 31,
	2022	2021

	(In thousands)
Royalty and trade receivables, net	$13,113	$36,505
Sublease and other receivables	741	1,650
Total receivables, net	$13,854	$38,155

Trade receivables are net of product return and chargeback allowances. Product returns and chargeback allowances were $2.0 million as of December 31, 2021.

Property and Equipment, Net

Property and equipment, net consists of the following:

	September 30,	December 31,
	2022	2021

	(In thousands)
Finance leases	$6,785	$5,979
Laboratory equipment	3,121	3,091
Computer equipment	1,076	1,069
Office equipment and furniture	625	625
Total cost	11,607	10,764
Less accumulated depreciation and amortization	(9,760)	(9,033)
Total property and equipment, net	$1,847	$1,731

For each of the three months ended September 30, 2022 and September 30, 2021, depreciation and amortization expense was $0.3 million. For the nine months ended September 30, 2022 and September 30, 2021, depreciation and amortization expense was $0.8 million and $1.1 million, respectively.

Accrued Expenses

Accrued expenses consists of the following:

	September 30,	December 31,
	2022	2021

	(In thousands)
Clinical trials	$4,958	$2,430
Interest payable	3,703	5,172
Employee compensation	3,704	3,706
Contract research and development	2,639	3,916
Consulting and professional fees	2,338	7,455
Sales rebates, fees and discounts	—	8,442
Other accrued expenses	674	2,013
Total accrued expenses	$18,016	$33,134

Note 6—Fair-Value Measurements

As of September 30, 2022, and December 31, 2021, all investments were classified as short-term and available-for-sale on the accompanying condensed consolidated balance sheets. Investment income, which was included as a component of other income, consists of interest earned.

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

Our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	September 30, 2022
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Money-market funds classified as short-term investments	$75,431	$—	$—	$75,431
Money-market funds classified as non-current restricted investments	1,054	—	—	1,054
Total	$76,485	$—	$—	$76,485

	December 31, 2021
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Money-market funds classified as short-term investments	$56,458	$—	$—	$56,458
Money-market funds classified as non-current restricted investments	1,054	—	—	1,054
Total	$57,512	$—	$—	$57,512

Cash held in demand deposit accounts of $145.5 million and $100.8 million is excluded from our fair-value hierarchy disclosure as of September 30, 2022 and December 31, 2021, respectively. There were no unrealized gains or losses associated with our investments as of September 30, 2022 or December 31, 2021. The carrying amounts reported in the accompanying condensed consolidated balance sheets for receivables, accounts payable, other current monetary assets and liabilities approximate fair value.

See “Note 7—Unsecured Convertible Senior Notes” for the carrying amount and estimated fair value of our outstanding convertible senior notes.

Note 7—Unsecured Convertible Senior Notes

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

Unsecured convertible senior notes outstanding at September 30, 2022 and December 31, 2021 are as follows:

	Balance as of September 30, 2022
	2023 Notes	2026 Notes	Total

	(In thousands)
Principal amount	$95,000	$225,030	$320,030
Unamortized debt issuance costs	(789)	(4,422)	(5,211)
Total unsecured convertible senior notes, net	$94,211	$220,608	$314,819

Fair value of outstanding unsecured convertible senior notes (1)	$88,113	$132,543

	Balance as of December 31, 2021
	2023 Notes	2026 Notes	Total

	(In thousands)
Principal amount	$95,000	$225,030	$320,030
Unamortized discount	(1,282)	(5,290)	(6,572)
Total unsecured convertible senior notes, net	$93,718	$219,740	$313,458

Fair value of outstanding unsecured convertible senior notes (1)	$87,163	$171,867
(1)	The fair value is classified as Level 3 due to the limited trading activity for the unsecured convertible senior notes.

2023 Unsecured Convertible Senior Notes

Our 2023 Notes are unsecured and accrue interest at an annual rate of 6.25% per annum, payable semi-annually in arrears on May 15 and November 15 of each year. The 2023 Notes mature on November 15, 2023 unless earlier purchased, redeemed or converted in accordance with their terms.

As of September 30, 2022, the unamortized debt issuance costs of $0.8 million will be amortized to interest expense at an effective interest rate of 7.0% over the remaining term.

Subject to the satisfaction of certain conditions, the 2023 Notes are convertible into cash, shares of our common stock or a combination thereof, as we elect at our sole discretion. The initial conversion rate is 52.0183 shares of our common stock per $1,000 of note principal (equivalent to an initial conversion price of approximately $19.22 per share of common stock), which equals approximately 4.9 million shares of common stock issuable upon conversion, subject to adjustment in certain circumstances.

To reduce the dilutive impact or potential cash expenditure associated with the conversion of the 2023 Notes, we entered into a capped call transaction (the “2023 Capped Call”), which covers the number of shares of our common stock underlying the 2023 Notes when our common stock share price is trading between the initial conversion price of $19.22 and $28.84. In connection with the partial repurchase of the 2023 Notes, we entered into a capped call termination contract to unwind a proportionate amount of the 2023 Capped Call. As of September 30, 2022, approximately 4.9 million shares remained outstanding on the 2023 Capped Call.

The following table sets forth total interest expense recognized in connection with the 2023 Notes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(In thousands)		(In thousands)
Contractual interest expense	$1,484	$1,484	$4,453	$4,453
Amortization of debt issuance costs	167	156	493	459
Total	$1,651	$1,640	$4,946	$4,912

2026 Unsecured Convertible Senior Notes

Our 2026 Notes are unsecured and accrue interest at an annual rate of 5.25% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. The 2026 Notes mature on February 15, 2026, unless earlier purchased, redeemed or converted in accordance with their terms.

As of September 30, 2022, the unamortized debt issuance costs of $4.4 million will be amortized to interest expense at an effective interest rate of 5.9% over the remaining term.

Subject to the satisfaction of certain conditions, the 2026 Notes are convertible into cash, shares of our common stock or a combination thereof, as we elect at our sole discretion. The initial conversion rate is 54.0906 shares of our common stock per $1,000 of note principal (equivalent to an initial conversion price of approximately $18.4875 per share of common stock), which equals approximately 12.2 million shares of common stock issuable upon conversion, subject to adjustment in certain circumstances.

To reduce the dilutive impact or potential cash expenditure associated with the conversion of the 2026 Notes, we entered into capped call transactions (the “2026 Capped Calls”), which cover the number of shares of our common stock underlying the 2026 Notes when our common stock share price is trading between the initial conversion price of $18.49 and $26.10. However, should the market price of our common stock exceed the $26.10 cap, then the conversion of the 2026 Notes would have a dilutive impact or may require a cash expenditure to the extent the market price exceeds the cap price.

The following table sets forth interest expense recognized related to the 2026 Notes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(In thousands)		(In thousands)
Contractual interest expense	$2,954	$2,954	$8,861	$8,861
Amortization of debt issuance costs	294	277	869	797
Total	$3,248	$3,231	$9,730	$9,658

Future Minimum Principal Payments

Future minimum principal payments for the 2023 Notes and 2026 Notes as of September 30, 2022 are as follows:

(In thousands)
2023	$95,000
2024	—
2025	—
2026	225,030
2027	—
Total future minimum principal payments under the 2023 Notes and 2026 Notes	$320,030

Note 8—OMIDRIA Royalty Obligation

On September 30, 2022, we sold to DRI an interest in our future OMIDRIA royalty receipts and received $125.0 million in cash consideration. DRI is entitled to receive royalties on OMIDRIA net sales between September 1, 2022 and December 31, 2030, subject to annual caps. DRI receives their prorated monthly cap amount before we receive any royalty proceeds. DRI is not entitled to carry-forward nor recoup any shortfall if the royalties paid by Rayner for an annual period are less than the cap amount applicable to each discrete calendar year. Additionally, DRI has no recourse to or security interest in our assets other than our OMIDRIA royalty receipts, and we retain all royalty receipts in excess of the respective cap in any given calendar year. The maximum payout DRI is entitled to receive is $188.4 million which, if fully paid, would be an effective interest rate of 9.4%.

The annual caps are as follows:

●	$1.7 million for the remainder of calendar year 2022
●	$13.0 million for calendar year 2023
●	$20.0 million for calendar year 2024
●	$25.0 million for calendar years 2025 through 2028
●	$26.3 million for calendar year 2029
●	$27.5 million for calendar year 2030

The OMIDRIA royalty obligation is classified as a Level 3 liability as its valuation requires substantial judgment and estimation of factors that are not currently observable in the market. As of September 30, 2022, the carrying value approximates its estimated fair value.

Note 9—Leases

We have an operating lease for our office and laboratory facilities with an initial term that ends in November 2027 and two options to extend the lease term by five years each. On January 14, 2022, we entered into an agreement with our landlord to early terminate a portion of the rentable square footage of our office and laboratory facilities, which reduced the right of use asset by $4.7 million and related liability by $5.2 million. We recorded a non-cash gain of $0.5 million upon early termination of this portion of the lease. In addition, we carry various finance leases for laboratory equipment.

Supplemental lease information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(In thousands)		(In thousands)
Lease cost
Operating lease cost	$1,659	$1,961	$4,529	$5,528
Finance lease cost:
Amortization	250	243	570	854
Interest	32	40	123	127
Variable lease cost	813	863	2,395	2,667
Sublease income	(432)	(447)	(1,377)	(1,288)
Net lease cost	$2,322	$2,660	$6,240	$7,888

Cash paid for amounts included in the measurement of lease liabilities is as follows:

	Nine Months Ended
	September 30,
	2022	2021

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Cash payments for operating leases	$5,312	$5,521
Cash payments for financing leases	$598	$684

Note 10—Commitments and Contingencies

Contracts

We have various agreements with third parties that collectively require payment of termination fees totaling $20.6 million as of September 30, 2022 if we cancel the work within specific time frames, either prior to commencing or during performance of the contracted services.

Development Milestones and Product Royalties

We have licensed a variety of intellectual property from third parties that we are currently developing or may develop in the future. These licenses may require milestone payments during the clinical development processes or upon approval of commercial sale as well as low single- to low double-digit royalties on the net income or net sales of the product. For the three months and nine months ended September 30, 2022 and September 30, 2021, development milestone expenses were insignificant. Should narsoplimab be approved, we would owe milestone payments to development partners and be obligated to pay low single-digit royalties on net sales of the product.

Note 11—Shareholders’ Deficit

Common Stock and Warrants

On March 1, 2021, we entered into a sales agreement to sell shares of our common stock having an aggregate offering price of up to $150.0 million, from time to time, through an “at the market” equity offering program. As of September 30, 2022, we have not sold any shares under this program.

In March 2021, a cashless exercise was executed for 43,115 warrants, resulting in the issuance of 24,901 shares of our common stock. As of September 30, 2022, warrants to purchase 200,000 shares of our common stock remained outstanding with an exercise price of $23.00 per share. The warrants expire on April 12, 2023.

Note 12—Stock-Based Compensation

Our stock option plans provide for the grant of incentive and non-qualified stock options, restricted stock awards, RSUs, warrants and other stock awards to employees, non-employee directors and consultants.

Stock-based compensation is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(In thousands)
Continuing operations
Research and development	$1,672	$2,444	$4,777	$5,284
Selling, general and administrative	2,200	2,906	6,170	6,038
Total stock-based compensation in continuing operations	3,872	5,350	10,947	11,322
Discontinued operations	(28)	344	(139)	760
Total stock-based compensation	$3,844	$5,694	$10,808	$12,082

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were applied to all stock option grants:

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Estimated weighted-average fair value	$2.97	$2.93
Weighted-average assumptions:
Expected volatility	89%	88%
Expected life, in years	6.0	6.0
Risk-free interest rate	2.83%	2.81%
Expected dividend yield	—%	—%

Stock option activity for all stock plans and related information is as follows:

		Weighted-
		Average		Aggregate
		Exercise	Remaining	Intrinsic
	Options	Price per	Contractual Life	Value
	Outstanding	Share	(In years)	(In thousands)
Balance at December 31, 2021	12,709,887	$12.61
Granted	2,631,334	3.96
Exercised	(101,160)	4.10
Forfeited	(574,203)	13.58
Balance at September 30, 2022	14,665,858	$11.08	5.7	$78
Vested and expected to vest at September 30, 2022	14,202,672	$11.16	5.6	$70
Exercisable at September 30, 2022	10,277,595	$12.11	4.2	$—

As of September 30, 2022, there were 4.4 million unvested options outstanding that will vest over a weighted-average period of 2.4 years. The total estimated compensation expense yet to be recognized on outstanding options is $22.6 million.

The Company has 200,000 unvested RSUs outstanding as of September 30, 2022 that vest 50% on December 1, 2022 and 50% on December 1, 2023.

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

Our drug candidate narsoplimab is the subject of a biologics license application (“BLA”) pending before the U.S. Food and Drug Administration (“FDA”) for the treatment of hematopoietic stem cell transplant-associated thrombotic microangiopathy (“HSCT-TMA”). On October 18, 2021, we announced the receipt of a Complete Response Letter (“CRL”) from FDA regarding the BLA. In the CRL, FDA expressed difficulty in estimating the treatment effect of narsoplimab in HSCT-TMA and asserted that additional information would be needed to support regulatory approval. In February 2022, we had a Type A post-action meeting with FDA to discuss the CRL. Although we felt that we adequately addressed all of the issues noted in the CRL, the meeting minutes included a number of the review division’s critiques that we believe had already been addressed and/or were inaccurate. As a result, in June 2022, we submitted a Formal Dispute Resolution Request appealing the issuance of the CRL to a higher level within FDA, in this case the Office of New Drugs (“OND”), and requesting that OND direct the review division to accept a Class 1 resubmission of the BLA and to commence labeling discussions with Omeros immediately thereafter.

In November 2022, we received OND’s decision denying our appeal. Although our request for immediate resubmission of the BLA and commencement of labeling discussions was denied, the decision proposes a path forward to a resubmission of the BLA based on survival data from the completed pivotal trial versus a historical control group. Specifically, the decision proposes the resubmission of the narsoplimab BLA including a comparison of the existing response data from the completed pivotal trial to a threshold derived from an independent literature analysis and evidence of increased survival from patients in the pivotal trial compared to an appropriate historical control group. The decision also notes that persuasive evidence of superior survival versus a well-matched historical control group could be sufficient even in the absence of the independent literature analysis. The specific approach to resubmission and its details would be determined through discussion with the review division. We are currently evaluating the decision and potential next steps in relation to the narsoplimab BLA and there can be no assurances that the potential paths proposed by OND in its decision will be satisfactory in terms of the information, time and/or expenditure required for resubmission, or that any resubmission will result in approval of narsoplimab for HSCT-TMA.

We also have multiple late clinical-stage development programs ongoing with narsoplimab, which are focused on: complement-mediated disorders, including immunoglobulin A (“IgA”) nephropathy, atypical hemolytic uremic syndrome (“aHUS”) and COVID-19. We have successfully completed a Phase 1 study of OMS906, our lead MASP-3 inhibitor targeting the alternative pathway of complement. We are initiating a Phase 1b clinical trial evaluating OMS906 in patients with paroxysmal nocturnal hemoglobinuria (“PNH”) who have had an unsatisfactory response to the C5 inhibitor ravulizumab. We are also working to expand our program of OMS906 clinical trials to include treatment-naïve PNH patients and complement 3 (“C3”) glomerulopathy patients, as well as one or more related indications. Dosing in a Phase 1 clinical trial of OMS1029, our long-acting, next-generation MASP-2 inhibitor began in August 2022 and continues on track. We have successfully completed a Phase 1 study in our phosphodiesterase 7 (“PDE7”) inhibitor program focused on addiction and in non-clinical evaluation for treatment of dyskinesias related to levodopa treatment of Parkinson’s disease. We also have a diverse group of preclinical programs, including GPR174, a novel target in immuno-oncology that modulates a new cancer immunity axis that we discovered. Inhibitors of GPR174 are part of our proprietary G protein-coupled receptor (“GPCR”) platform through which we control 54 GPCR drug targets and their corresponding compounds. Also as part of our immuno-oncology platform, we are developing other novel anti-cancer therapeutics as well as adoptive T cell/CAR-T therapies.

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

On September 30, 2022, we sold to DRI Healthcare Acquisitions LP (“DRI”) an interest in a portion of our future OMIDRIA royalty receipts and received $125.0 million in cash consideration. DRI receives their prorated monthly cap amount before we receive any royalty proceeds. DRI is not entitled to carry-forward or to recoup any shortfall if the royalties paid by Rayner for an annual period are less than the cap amount applicable to each discrete calendar year. Additionally, DRI has no recourse to or security interest in our assets other than our OMIDRIA royalty receipts and we retain all royalty receipts in excess of the respective cap in any given calendar year. The maximum payout DRI is entitled to receive is $188.4 million which, if fully paid, is an effective interest rate of 9.4%.

The annual caps are as follows:

●	$1.7 million for the remainder of calendar year 2022
●	$13.0 million for calendar year 2023
●	$20.0 million for calendar year 2024
●	$25.0 million for calendar years 2025 through 2028
●	$26.3 million for calendar year 2029
●	$27.5 million for calendar year 2030

Clinical Development Programs

Our clinical stage development programs include:

●	MASP-2 - narsoplimab (OMS721) - Lectin Pathway Disorders. Narsoplimab, also referred to as OMS721, is our lead fully human monoclonal antibody targeting mannan-binding lectin-associated serine protease-2 (“MASP-2”), a novel pro-inflammatory protein target involved in activation of the lectin pathway of the complement system. The lectin pathway plays an important role in the body’s inflammatory response and becomes activated as a result of tissue damage or microbial pathogen invasion. Inappropriate or uncontrolled activation of the lectin pathway can cause serious diseases and disorders. MASP-2 is the effector enzyme of the lectin pathway, and the current development focus for narsoplimab is diseases that are strongly associated with activation of the lectin pathway.

In October 2020, we reported final clinical data from our pivotal trial of narsoplimab in HSCT-TMA, a frequently lethal complication of HSCT. In November 2020, we completed the rolling submission of our BLA for narsoplimab for the treatment of HSCT-TMA, and FDA accepted the BLA for filing in January 2021 under its Priority Review program. On October 18, 2021, we announced the receipt of a CRL from FDA regarding the

BLA. In the CRL, the FDA review division expressed difficulty in estimating the treatment effect of narsoplimab in HSCT-TMA and asserted that additional information would be needed to support regulatory approval. In June 2022, we appealed the issuance of the CRL through a formal dispute resolution process and requested that OND direct the FDA review division to accept a Class 1 resubmission of the existing BLA and to commence labeling discussions with Omeros immediately thereafter. As described above, in November 2022 we received OND’s decision denying our appeal. Although the decision denied our request for immediate resubmission of the BLA and commencement of labeling discussions, it also proposed a path forward to resubmission based on submission of survival data from a historical control group, with or without an independent literature analysis. We are currently evaluating the decision and next steps with respect to the narsoplimab BLA.

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

In our IgA nephropathy program, patient enrollment in the narsoplimab Phase 3 clinical trial, ARTEMIS-IGAN, continues to progress toward an anticipated readout of 9-month proteinuria data by mid-2023. The single Phase 3 trial design is a randomized, double-blind, placebo-controlled multicenter trial in patients at least 18 years of age with biopsy-confirmed IgA nephropathy and 24-hour urine protein excretion greater than 1 g/day at baseline on optimized renin-angiotensin system blockade. This trial includes a run-in period. Initially, patients are expected to receive an IV dose of study drug each week for 12 weeks; additional weekly dosing can be administered to achieve optimal response. The primary endpoint, which we believe may suffice for regular or accelerated approval depending on the effect size, is reduction in proteinuria at 36 weeks after the start of dosing. In the event of regular approval, estimated glomerular filtration rate (“eGFR”) becomes a safety endpoint only. In the event that the primary endpoint at 36 weeks results in accelerated approval from FDA, we expect to assess change in eGFR at approximately 144 weeks after the start of dosing. These eGFR data, if satisfactory, would then likely form the basis for subsequent regular approval. In response to investigators’ concerns about extended withholding of narsoplimab treatment from any high-proteinuria patient initially randomized to the placebo-treated group, FDA will allow patients in that sub-population to receive open-label treatment with narsoplimab after at least 18 months of blinded treatment.

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

Narsoplimab also has been administered under compassionate use to treat COVID-19 patients in Italy and in the U.S. and was the only complement inhibitor included in the I-SPY COVID-19 trial, a nationwide, late-stage adaptive platform trial evaluating multiple agents as potential treatments for COVID-19, sponsored by Quantum Leap Healthcare Collaborative (“Quantum Leap”), in which results of the narsoplimab treatment arm were reported in September 2022.

The I-SPY COVID-19 trial was designed for rapid screening of agents that show promise for two primary endpoints in critically ill COVID-19 patients: the time to recovery (defined as reduction in oxygen demand) and the risk of mortality. The study utilized Quantum Leap’s adaptive platform trial design methodology, which focuses on the simultaneous, efficient assessment of multiple investigational agents. To streamline enrollment and allow rapid assessment of multiple drugs as required during the pandemic, the platform trial’s initial design included a requirement that patients be randomized prior to consenting to trial participation. Because such analyses are known to create a risk of bias, Quantum Leap also prespecified analyses based on all randomized patients (the industry-standard intent-to-treat population). Substantial imbalance in the consented population was detected and created a marked and statistically significant bias against the narsoplimab arm, rendering analysis of the consented population meaningless. However, as pre-specified by the analysis plan, the I-SPY trial’s data monitoring committee terminated the narsoplimab arm based on this analysis prior to reaching the maximum of 125 patients. Quantum Leap subsequently revised the protocol for its I-SPY COVID trial to obtain patient consent prior to randomization. Neither the trial’s futility nor graduation criteria had been met in the analysis of the randomized population at the time the narsoplimab arm was terminated.

Narsoplimab was to be administered at a dose of 4 mg/kg given as a 30-minute intravenous infusion (up to a maximum of 370 mg per infusion) twice weekly for the earlier of a total of 4 weeks (i.e., 9 doses) or until hospital discharge. There were 91 patients randomized to the narsoplimab arm of the trial across 27 participating US sites. The 91 randomized patients were compared to the 116 patients concurrently randomized to the control arm. All patients received standard of care including dexamethasone and remdesivir. Bayesian statistics were prespecified and employed for analyses.

Analysis in the randomized patient population showed that the addition of narsoplimab to treatment of critically ill patients with COVID-19 reduces the mortality risk (hazard ratio [HR]=0.81, with probability [HR <1] equal to 0.77). Narsoplimab showed the largest reduction in mortality risk to date across all drugs reported from the I-SPY COVID Trial. Narsoplimab was not observed to shorten the time to recovery in critically ill patients with COVID-19 in this study. The study did not identify any new safety signals for narsoplimab in the setting of critically ill COVID-19 patients.

Next steps in the development of narsoplimab for COVID-19 are dependent on the availability of government or other external funding and support. We continue to engage in discussions with the U.S. government regarding its preparedness strategy for the current and potential future pandemics, including anticipated future funding programs and opportunities intended to advance development of therapeutics for COVID-19 and other infective diseases.

●	MASP 2 – OMS1029 - Lectin Pathway Disorders. We are also developing a longer-acting second-generation antibody targeting MASP-2. This program is designated “OMS1029.” A Phase 1 clinical trial assessing safety, tolerability and pharmacokinetics/pharmacodynamics (“PK/PD”) of OMS1029 in healthy subjects began dosing in August 2022 and is currently ongoing. Designed for longer duration of pharmacologic activity than narsoplimab, we anticipate that OMS1029 will enable us to pursue a range of indications complementary to those for narsoplimab. Based on animal PK/PD data to date, dosing in humans is expected to be once-monthly to once-quarterly by subcutaneous or intravenous administration.

●	MASP-3 - OMS906 - Alternative Pathway Disorders. As part of our MASP program, we have identified mannan-binding lectin-associated serine protease 3 (“MASP-3”), which has been shown to be the key activator of the complement system’s alternative pathway (the “APC”). We believe that we are the first to make this and related discoveries associated with the APC. The complement system is part of the immune system’s innate response, and the APC is considered the amplification loop within the complement system. MASP-3 is responsible for the conversion of pro-factor D to factor D; converted factor D is necessary for the activation of the APC. Based on our alternative pathway-related discoveries, we have expanded our intellectual property position to protect our inventions stemming from these discoveries beyond MASP-2 associated inhibition of the lectin pathway to include inhibition of the alternative pathway. Our current primary focus in this program is developing MASP-3 inhibitors for the treatment of disorders related to the APC.

OMS906 received designation from FDA as an orphan drug for the treatment of PNH in July 2022.

We have completed a placebo-controlled, double-blind, single-ascending-dose Phase 1 clinical trial to evaluate the safety, tolerability, pharmacodynamics and pharmacokinetics of OMS906 in healthy subjects. Preliminary data from the Phase 1 trial were previously reported. OMS906 was well-tolerated at all doses tested and preliminary human pharmacokinetic and pharmacodynamic data were consistent with once-monthly subcutaneous dosing and every-other-month or less frequent IV dosing. The data also showed high level suppression of alternative pathway activity. Clinical results of the Phase 1 study are scheduled to be presented at the annual meeting of the American Society of Hematology to be held in December 2022.

We are initiating a Phase 1b clinical trial in patients with PNH who have had an unsatisfactory response to the C5 inhibitor ravulizumab. We are also initiating clinical trials in our OMS906 program to include treatment-naïve PNH patients and C3 glomerulopathy patients, as well as one or more related indications.

●	PDE7 - OMS527. Our PDE7 inhibitor program is based on our discoveries of previously unknown links between PDE7 and any addiction or compulsive disorder, and between PDE7 and any movement disorders, such as Parkinson’s disease. PDE7 appears to modulate the dopaminergic system, which plays a significant role in regulating both addiction and movement. We believe that PDE7 inhibitors could be effective therapeutics for the treatment of addictions and compulsions as well as for movement disorders. Data generated in preclinical studies support the continued study of PDE7 inhibitors in both of these therapeutic areas.

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

Additionally, we are advancing preclinical research on potential molecular and cellular therapies for cancer. On the molecular front, we are generating potential drug candidates that could specifically target cancer cells and kill them directly or indirectly through the potentiation of the immune system. On the cellular front, we are evaluating novel approaches for both CAR T and adoptive T cell therapies. Our proprietary technology resulted in preferential expansion of tumor specific T cells with enhanced tumor killing ability. It also increased cytokine production and skewed T cells towards a central memory phenotype, preventing potential relapse associated with a lack of memory T cells. We continue to develop and validate our novel approach, which we believe could improve response rates for patients receiving either engineered or native T cell therapies for liquid or solid tumors.

Financial Summary

On December 23, 2021, we completed the sale of our commercial product OMIDRIA and certain related assets, including inventory and prepaid expenses, to Rayner. We are entitled to royalties on world-wide sales of OMIDRIA and potentially a $200.0 million milestone payment if separate payment for OMIDRIA is secured in the U.S. for a continuous period of at least four years before January 1, 2025. On September 30, 2022, we sold to DRI an interest in a portion of our future OMIDRIA royalty receipts and received $125.0 million in cash consideration. The maximum payout DRI is entitled to receive is $188.4 million.

As a result of the OMIDRIA divestiture, all the revenues and expenses related to OMIDRIA have been reclassified to net income from discontinued operations in our condensed consolidated statements of operations and comprehensive loss and excluded from continuing operations for all periods presented (see “Net Income from Discontinued Operations” below for additional information).

As of September 30, 2022, we had $221.0 million in cash and cash equivalents and short-term investments available for general corporate use.

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

	(In thousands)
Continuing research and development expenses:
Direct external expenses:
Clinical research and development:
MASP-2 program - OMS721 (narsoplimab)	$23,097	$10,057	$40,839	$36,652
MASP-3 program - OMS906	2,015	1,582	3,997	4,743
MASP-2 program - OMS1029	1,502	—	1,502	—
Other	171	200	389	463
Total clinical research and development	26,785	11,839	46,727	41,858
Preclinical research and development	1,125	1,998	6,374	10,091
Total direct external expenses	27,910	13,837	53,101	51,949
Internal overhead and other expenses	8,986	9,537	28,294	31,215
Stock-based compensation expenses	1,672	2,444	4,777	5,284
Total continuing research and development expenses	$38,568	$25,818	$86,172	$88,448

Clinical research and development expenses increased $14.9 million for the three months ended September 30, 2022 compared to the prior year period due primarily to the manufacturing of narsoplimab drug substance in the third quarter of 2022 for future commercial or clinical use and the transitioning of OMS1029 from preclinical research and development to clinical research and development upon the initiation of human trials during the third quarter of 2022. For the nine months ended September 30, 2022 compared to the prior year period, the $4.9 million increase in clinical research and development was primarily due to higher commercial and clinical narsoplimab drug substance manufacturing costs in 2022. We expense inventory costs related to product candidates as research and development until regulatory approval is reasonably assured in either the U.S. or the EU.

The $0.9 million decrease in our preclinical research and development expenses for the three months ended September 30, 2022 as compared to the same period in 2021 is due primarily to the transitioning of OMS1029 from preclinical research and development to clinical research and development during the third quarter of 2022.

The $3.7 million decrease in our preclinical research and development expenses for the nine months ended September 30, 2022 as compared to the same period in 2021 is due primarily to third-party manufacturing costs and animal toxicology studies related to our OMS1029 development program in 2021 that were not incurred in 2022. The migration of OMS1029 from preclinical research and development to clinical research and development during the third quarter of 2022 also contributed to the decrease.

Internal overhead and other expenses decreased $0.6 million and $2.9 million for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 due to a reduction in employee-related costs and returning a small portion of our leased building to the landlord in the first quarter of the current year.

The decreases in stock-based compensation for the three and nine months ended September 30, 2022 compared to the same periods in the prior year are due to the valuation and timing of the vesting of employee stock options.

We expect overall research and development costs will decrease in the fourth quarter of 2022 compared to the third quarter of 2022 as we do not expect to manufacture additional narsoplimab drug substance in the fourth quarter of 2022.

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

Selling, General and Administrative Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(In thousands)
Continuing selling, general and administrative expenses:
Selling, general and administrative expenses, excluding stock-based compensation expense	$9,998	$11,104	$30,909	$36,242
Stock-based compensation expense	2,200	2,906	6,170	6,038
Total continuing selling, general and administrative expenses	$12,198	$14,010	$37,079	$42,280

Total selling, general and administrative expenses decreased by $1.8 million and $5.2 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year. The decreases were primarily related to narsoplimab pre-launch sales and marketing development costs in the prior year and the timing of legal costs.

The changes in stock-based compensation expense for the three and nine months ended September 30, 2022 compared to the same periods in the prior year are due to the valuation and timing of the vesting of employee stock options.

We expect selling, general and administrative expenses in the fourth quarter of 2022 will be similar to the third quarter.

Interest Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(In thousands)
Interest expense	$4,932	$4,911	$14,799	$14,718

Interest expense is primarily comprised of contractual interest and amortization of debt issuance and debt discount related to our 6.25% Convertible Senior Notes (the “2023 Notes”) and 5.25% Convertible Senior Notes (the “2026 Notes”) as well as interest on our finance leases (see “Note 7— Unsecured Convertible Senior Notes” in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q).

Interest and Other Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(In thousands)
Interest and other income	$906	$461	$2,069	$1,212

Other income principally includes interest earned on our cash and investments and sublease rental income. The increases in other income for the three and nine months ended September 30, 2022 compared to the same periods in the prior year are due primarily to increased interest earned on our cash and investments.

OMIDRIA Royalties

On December 23, 2021, we sold our commercial drug, OMIDRIA, to Rayner. We currently receive royalty payments of 50% of Rayner’s U.S. net sales of OMIDRIA (see the “Overview” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional details).

On September 30, 2022, we sold to DRI an interest in a portion of our future OMIDRIA royalty receipts and received $125.0 million in cash consideration. The $125.0 million cash consideration obtained is classified as a liability and is recorded as an “OMIDRIA royalty obligation” on our condensed consolidated balance sheet.

DRI is entitled to receive royalties on OMIDRIA net sales between September 1, 2022 and December 31, 2030, up to the amount of a fixed annual cap. DRI receives payment of royalties monthly, as received from Rayner, up to the amount of a prorated monthly cap amount before we receive any royalty proceeds. (See the “Overview” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Note 8 – OMIDRIA Royalty Obligation” in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.)

During the nine months ended September 30, 2022, we earned royalties of $47.6 million on sales of OMIDRIA which we recorded as a reduction from the OMIDRIA contract royalty asset. We also recorded $54.7 million of income in discontinued operations representing interest income and remeasurement adjustments related to the OMIDRIA contract royalty asset. The following schedule presents a rollforward of the OMIDRIA contract royalty asset (in thousands):

OMIDRIA contract royalty asset at December 31, 2021	$184,570
Royalties earned	(47,555)
Royalty interest income and other	23,857
Remeasurement adjustments	30,513
OMIDRIA contract royalty asset at September 30, 2022	$191,385

Net Income from Discontinued Operations

As a result of the OMIDRIA divestiture, all the revenue and expenses related to OMIDRIA have been reclassified to discontinued operations in our condensed consolidated statements of operations and comprehensive loss for all periods presented.

Net income from discontinued operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(In thousands)
Product sales, net	$—	$30,004	$—	$79,888
Royalty interest income and other	8,229	—	23,857	—
Remeasurement adjustments	29,043	—	30,513	—
Other income (expenses), net	64	(8,429)	295	(22,040)
Net income from discontinued operations	$37,336	$21,575	$54,665	$57,848

In November 2022, CMS issued its final Hospital Outpatient Prospective Payment and Ambulatory Surgical Center Payment Systems rule for calendar year 2023. The rule continues CMS’ established policy regarding separate payment for non-opioid pain management surgical drugs and confirms that for calendar year 2023 CMS will continue to pay separately for OMIDRIA when used in ambulatory surgical centers.

Financial Condition - Liquidity and Capital Resources

For the three months ended September 30, 2022, we incurred a net loss of $17.5 million, including non-cash charges of $4.6 million and a $29.0 million non-cash gain on the remeasurement of the OMIDRIA contract royalty asset. For the nine months ended September 30, 2022, we incurred a net loss of $81.3 million, including non-cash charges of $12.5 million and a $30.5 million non-cash gain on the remeasurement of the OMIDRIA contract royalty asset. As of September 30, 2022, we had $221.0 million in cash, cash equivalents and short-term investments available for general corporate use. This is a $98.4 million dollar increase from June 30, 2022. Excluding the $125.0 million in proceeds we received from the DRI transaction, our third quarter decrease in cash, cash equivalents and short-term investments was $26.6 million.

We plan to continue to fund our operations with our cash and investments, OMIDRIA royalties and, potentially, the $200.0 million milestone related to achieving long-term OMIDRIA separate payment. If FDA approval is granted for narsoplimab for HSCT-TMA, we expect that sales of narsoplimab would also provide funds for our operations. In addition, we have a sales agreement to sell shares of our common stock, from time to time, in an “at the market” equity offering facility through which we may offer and sell shares of our common stock in an aggregate amount of up to $150.0 million. Should it be determined to be strategically advantageous, we could also pursue debt financings as well as public and private offerings of our equity securities, similar to those we have previously completed, or other strategic transactions, which may include licensing a portion of our existing technology. Should it be necessary to manage our operating expenses, we could also reduce our projected cash requirements by delaying clinical trials, reducing selected research and development efforts, or implementing other restructuring activities. We have $95.0 million of 2023 Notes that will mature and become due in November 2023. Unless the debt is converted to equity at or prior to maturity, we plan to fund the repayment of the 2023 Notes through a combination of cash on hand, cash generated from operations, including through sales of narsoplimab for HSCT-TMA, if approved by FDA, the $200.0 million milestone related to OMIDRIA, if long-term separate payment is achieved for OMIDRIA, strategic transactions, sales of stock or through issuance of additional debt.

Cash Flow Data

	Nine Months Ended
	September 30,
	2022	2021

	(In thousands)
Selected cash flow data
Cash provided by (used in):
Operating activities	$(61,101)	$(91,507)
Investing activities	$(19,073)	$81,292
Financing activities	$124,899	$7,129

Operating Activities. Net cash used in operating activities for the nine months ended September 30, 2022 decreased by $30.4 million as compared to the same period in 2021. The decrease in cash used was primarily due to a $54.4 million change in cash provided from receivables resulting from collecting and not replacing trade receivables outstanding at December 31, 2021 due to the sale of OMIDRIA to Rayner in December 2021. In the prior year period, receivables increased due to reinstatement of OMIDRIA separate payment in December 2020, which resulted in increased sales and receivables during the first nine months of 2021. Other changes in operating activities between the periods included a $5.1 million decrease in our net loss, a $6.8 million decrease in the OMIDRIA contract royalty asset, a $16.3 million decrease in accounts payable and accrued expenses and a $5.9 million decrease in prepaids and other.

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

Net cash used by investing activities during the nine months ended September 30, 2022 was $19.1 million compared to net cash provided by investing activities of $81.3 million for the same period in the preceding year. The $100.4 million change between years is due to the purchase of short-term investments with a portion of the cash received upon the sale of OMIDRIA to Rayner.

Financing Activities. Net cash provided by financing activities during the nine months ended September 30, 2022 increased $117.8 million compared to the same period in 2021 primarily due to payment received from DRI in relation to the sale of future royalties, partially offset by a reduction in proceeds from the exercise of employee stock options.

Contractual Obligations and Commitments

Our future minimum contractual commitments and obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2021. Other than the following, our future minimum contractual obligations and commitments have not changed materially from the amounts previously reported.

Operating Leases

Our lease for our office and laboratory space ends in November 2027. We have two options to extend the lease term by five years each. On January 14, 2022, we entered into an agreement with our landlord to early terminate a portion of the rentable square footage of our office and laboratory facilities. In addition, we carry various finance leases for laboratory equipment. As of September 30, 2022, the remaining aggregate non-cancelable rent payable under the initial term of the lease, excluding common area maintenance and related operating expenses, is $36.1 million.

Convertible Notes

See “Note 7 – Unsecured Convertible Senior Notes” in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

OMIDRIA Royalty Obligation

See “Note 8 – OMIDRIA Royalty Obligation” in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Goods and Services

We have certain other non-cancelable obligations under various agreements that relate to goods and services. As of September 30, 2022, our aggregate firm commitments were $20.6 million.

We may be required, in connection with in-licensing or asset acquisition agreements, to make certain royalty and milestone payments. We cannot, at this time, determine when or if the related milestones will be achieved or whether the events triggering the commencement of payment obligations will occur. Therefore, such payments are not included in the amounts described above.

Critical Accounting Policies and Significant Judgments and Estimates

Aside from using the catch-up method to account for our OMIDRIA royalty obligation (see “Note 2 – Significant Accounting Policies – OMIDRIA Royalty Obligation” in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q), there have not been any material changes in our critical accounting policies and significant judgments and estimates as disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 1, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily confined to our investment securities. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in high-credit-quality securities. As of September 30, 2022, we had cash, cash equivalents and short-term investments of $221.0 million. In accordance with our investment policy, we invest funds in highly liquid, investment-grade securities. These securities in our investment portfolio are not leveraged and are classified as available-for-sale. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a materially negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates and, with our current portfolio of short-term investments, we are not exposed to potential loss due to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2022. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Royalty Purchase Agreement dated September 30, 2022 between Omeros Corporation and DRI Healthcare Acquisitions LP
31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Link base Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.1	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)

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

OMEROS CORPORATION

Dated: November 9, 2022	/s/ Gregory A. Demopulos
Gregory A. Demopulos, M.D.
President, Chief Executive Officer and Chairman of the Board of Directors

Dated: November 9, 2022	/s/ Michael A. Jacobsen
Michael A. Jacobsen
Vice President, Finance, Chief Accounting Officer and Treasurer