Form 10-K
period 2022-12-31
OMEROS CORP
filed 2023-03-13
CIK 1285819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer	◻	Accelerated filer	⌧
Non-accelerated filer	◻	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ⌧

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $165,588,454.

As of March 8, 2023, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 62,828,765.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement with respect to the 2023 Annual Meeting of Shareholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which are subject to the “safe harbor” created by those sections for such statements. Forward-looking statements are based on our management’s beliefs and assumptions and on currently available information. All statements other than statements of historical fact are “forward-looking statements.” Terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” and similar expressions and variations thereof are intended to identify forward-looking statements, but these terms are not the exclusive means of identifying such statements. Examples of these statements include, but are not limited to, statements regarding:

●	our estimates regarding how long our existing cash, cash equivalents, short-term investments and revenues will fund our anticipated operating expenses, capital expenditures and debt service obligations;
●	our expectations related to future royalties potentially payable to us under the terms of the asset purchase agreement under which we divested our former commercial ophthalmology product OMIDRIA®;
●	our expectations regarding clinical plans and anticipated or potential paths to regulatory approval of narsoplimab by the U.S. Food and Drug Administration (“FDA”) and the European Medicines Agency (“EMA”) in hematopoietic stem cell transplant-associated thrombotic microangiopathy (“HSCT-TMA”), immunoglobulin A (“IgA”) nephropathy, and atypical hemolytic uremic syndrome (“aHUS”);
●	whether and when a marketing authorization application (“MAA”) may be filed with the EMA for narsoplimab in any indication, and whether the EMA will grant approval for narsoplimab in any indication;
●	our plans for the commercial launch of narsoplimab following any regulatory approval and our estimates and expectations regarding coverage and reimbursement for any approved products;
●	our expectation that we will rely on contract manufacturers to manufacture narsoplimab, if approved, for commercial sale and to manufacture our drug candidates for purposes of clinical supply and in anticipation of potential commercialization;
●	our expectations regarding the clinical, therapeutic and competitive benefits and importance of our drug candidates;
●	our ability to design, initiate and/or successfully complete clinical trials and other studies for our drug candidates and our plans and expectations regarding our ongoing or planned clinical trials, including for our lead MASP-2 inhibitor narsoplimab, and for our other investigational candidates, including OMS906, OMS1029 and OMS527;
●	our plans and expectations regarding development of narsoplimab for the treatment of critically ill COVID-19 patients, including statements regarding the therapeutic potential of narsoplimab for the treatment of COVID-19, discussions with government agencies regarding narsoplimab for the treatment of COVID-19, expectations for the treatment of additional COVID-19 patients in clinical trials or in other settings and our expectations for receiving any regulatory approval or authorization from FDA or other regulatory body for narsoplimab in the treatment of COVID-19 patients;
●	with respect to our narsoplimab clinical programs, our expectations regarding: whether enrollment in any ongoing or planned clinical trial will proceed as expected; whether we can capitalize on the financial and regulatory incentives provided by orphan drug designations granted by the FDA, the European Commission (“EC”), or the EMA; and whether we can capitalize on the regulatory incentives provided by fast-track or breakthrough therapy designations granted by FDA;

i

●	our ability to raise additional capital through the capital markets or through one or more corporate partnerships, equity offerings, debt financings, collaborations, licensing arrangements or asset sales;
●	our expectations about the commercial competition that our drug candidates, if commercialized, face or may face;
●	the expected course and costs of existing claims, legal proceedings and administrative actions, our involvement in potential claims, legal proceedings and administrative actions, and the merits, potential outcomes and effects of both existing and potential claims, legal proceedings and administrative actions, as well as regulatory determinations, on our business, prospects, financial condition and results of operations;
●	the extent of protection that our patents provide and that our pending patent applications will provide, if patents are issued from such applications, for our technologies, programs, and drug candidates;
●	the factors on which we base our estimates for accounting purposes and our expectations regarding the effect of changes in accounting guidance or standards on our operating results; and
●	our expected financial position, performance, revenues, growth, costs and expenses, magnitude of net losses and the availability of resources.

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

ii

OMEROS CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022

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

Overview

Omeros Corporation (“Omeros,” the “Company” or “we”) is a clinical-stage biopharmaceutical company committed to discovering, developing and commercializing small-molecule and protein therapeutics for large-market as well as orphan indications targeting immunologic disorders including complement-mediated diseases, cancers, and addictive and compulsive disorders.

The lead drug candidate in our pipeline of complement-targeted therapeutics is narsoplimab (OMS721), a proprietary, patented human monoclonal antibody targeting mannan-binding lectin-associated serine protease 2 (“MASP-2”), the key activator of the lectin pathway of complement. Clinical development of narsoplimab is currently focused primarily on hematopoietic stem cell transplant-associated thrombotic microangiopathy (“HSCT-TMA”) and immunoglobulin A (“IgA”) nephropathy.

We expect to read out 36-week proteinuria data from our Phase 3 clinical trial evaluating narsoplimab for the treatment of IgA nephropathy, ARTEMIS-IGAN, later this year.

We successfully completed a pivotal clinical trial for narsoplimab in HSCT-TMA and previously submitted to the U.S. Food and Drug Administration (“FDA”) a biologics licensing application (“BLA”) seeking marketing approval for narsoplimab in this indication. In late 2021, FDA issued a complete response letter (“CRL”) with respect to the BLA in which the agency indicated that additional information would be needed to support regulatory approval. We appealed FDA’s decision to issue the CRL through a formal dispute resolution process that concluded in late 2022. Although our appeal was denied, the decision identified potential paths for resubmission of the BLA based on both response data and survival data from the completed pivotal trial versus a historical control group, with or without an independent literature analysis. We have requested a meeting with the review division at FDA to confirm the additional information required to be included in the resubmission to support approval of the BLA. There can be no guarantee that the specific requirements for resubmission, when determined through interaction with the FDA review division, will be satisfactory in terms of the time and/or expenditure required, and there can be no guarantee that any resubmission will result in approval of narsoplimab for HSCT-TMA.

We are also developing OMS1029, a long-acting, next-generation antibody targeting MASP-2 and the lectin pathway. Dosing of all cohorts in a single-ascending dose Phase 1 clinical trial of OMS1029 was successfully completed in early 2023. OMS1029 was well tolerated with no safety concerns identified. Preliminary pharmacokinetic (“PK”) and pharmacodynamic (“PD”) data show dose-proportional exposure and sustained lectin pathway inhibition, consistent with potentially quarterly intravenous or subcutaneous dosing.

Our pipeline of clinical-stage complement-targeted therapeutic candidates also includes OMS906, a proprietary, patented monoclonal antibody targeting mannan-binding lectin-associated serine protease 3 (“MASP-3”), the key activator of the alternative pathway of complement. We believe OMS906 has the potential to treat a wide range of alternative pathway-related diseases and that its attributes favorably differentiate OMS906 from other marketed and in-development alternative pathway inhibitors. Clinical development of OMS906 is currently focused on rapidly obtaining proof-of-concept data in multiple alternative pathway-related disorders, including paroxysmal nocturnal hemoglobinuria (“PNH”) and complement 3 glomerulopathy (“C3G”).

Following the successful completion of a Phase 1 single-ascending-dose study of OMS906 in healthy subjects, we initiated clinical programs evaluating OMS906 in PNH and C3G. In late 2022, we began enrolling in a Phase 1b clinical trial evaluating OMS906 for the treatment of PNH. The first treatment-naïve PNH patients were dosed with OMS906 in early 2023. We have also begun enrolling a Phase 1b clinical trial evaluating OMS906 in PNH patients who have had an unsatisfactory response to the C5 inhibitor ravulizumab. We have completed several regulatory and ethics committee submissions for a Phase 1b clinical trial evaluating OMS906 in patients with C3G and expect to begin enrolling patients next month following receipt of regulatory and ethics committee approvals.

Our development pipeline also includes OMS527, our phosphodiesterase 7 (“PDE7”) inhibitor focused on addiction and movement disorders, for which we have successfully completed a Phase 1 study. We are evaluating OMS527 in a clinically predictive primate model of levodopa-induced dyskinesias (“LID”), a common and debilitating side effect of long-term levodopa dosing in patients with Parkinson’s disease. We also have a diverse group of preclinical programs, including GPR174, a novel target in immuno-oncology that modulates a new cancer immunity axis that we discovered. Inhibitors of GPR174 are part of our proprietary G protein-coupled receptor (“GPCR”) platform through which we control 54 GPCR drug targets and their corresponding compounds. We are also developing novel adoptive T cell/CAR-T therapies and novel immunotherapeutics and cancer vaccines as part of our immuno-oncology platform.

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

On December 23, 2021, we completed the sale of OMIDRIA and certain related assets and liabilities to Rayner Surgical Inc. (“Rayner”) pursuant to an Asset Purchase Agreement, dated December 1, 2021 (the “Asset Purchase Agreement”). Under the Asset Purchase Agreement, we are entitled to receive royalties based on Rayner’s sales of OMIDRIA for the life of the patents covering OMIDRIA in the relevant jurisdiction. From the closing date through the occurrence in late 2022 of the milestone event that resulted in our receipt of a $200 million milestone payment (the “Milestone Payment”) in early 2023, the applicable royalty rate on net revenue from OMIDRIA sales in the U.S. was 50%. Per the terms of the Asset Purchase Agreement, the applicable royalty rate was reduced to 30% of the net revenue from sales of OMIDRIA in the U.S. following the occurrence of the milestone event.

On September 30, 2022, we sold to DRI Healthcare Acquisitions LP (“DRI”) an interest in a portion of our future OMIDRIA royalty receipts and received $125.0 million in cash consideration. DRI receives their prorated monthly cap amount before we receive any royalty proceeds. DRI is not entitled to carry-forward or to recoup any shortfall if the royalties paid by Rayner for an annual period are less than the cap amount applicable to each discrete calendar year. Additionally, DRI has no recourse to or security interest in our assets other than our OMIDRIA royalty receipts, and we retain all royalty receipts in excess of the respective cap in any given calendar year. Please refer to Part II, Item 8, “Note 9 – OMIDRIA Royalty Obligation” to our Consolidated Financial Statements in this Annual Report on Form 10-K for information regarding the OMIDRIA royalty obligation.

Our Drug Candidates and Development Programs

Our clinical drug candidates consist of the following:

Drug Candidate/Program	Targeted Disease(s)	Development Status	Next Expected Milestone
Clinical
Narsoplimab (MASP-2 / Lectin Pathway)	Hematopoietic stem-cell transplant-associated thrombotic microangiopathy (HSCT-TMA)	Pivotal trial complete; CRL received	BLA resubmission

Drug Candidate/Program	Targeted Disease(s)	Development Status	Next Expected Milestone
Narsoplimab (MASP-2 / Lectin Pathway)	Immunoglobulin A Nephropathy (IgAN)	Phase 3	Read out data from 36-week assessment of proteinuria
Narsoplimab (MASP-2 / Lectin Pathway)	Severe COVID-19 requiring mechanical ventilation	Phase 2

Continue ongoing discussions with U.S. government agencies regarding use of narsoplimab in acute, severe COVID-19, post-acute sequelae of SARS-CoV-2 infection (PASC, i.e., long COVID) and other causes of acute respiratory distress syndrome (ARDS); continue developing companion diagnostic for lectin pathway involvement in COVID-19

OMS1029 (MASP-2 / Lectin Pathway)	Long-acting second-generation antibody targeting lectin pathway disorders	Phase 1	Submit IND and commence Phase 1 multiple-ascending-dose study
OMS906 (MASP-3 / Alternative Pathway)	Paroxysmal nocturnal hemoglobinuria (PNH), complement 3 glomerulopathy (C3G) and other alternative pathway disorders	Phase 1b	Read out data from Phase 1b clinical trial in PNH patients
OMS527 (PDE7)	Addictions and compulsive disorders; movement disorders	Phase 1	Assess data in primate study of OMS527 in levodopa-induced dyskinesias (LID); continue discussions regarding external funding for development in addictive disorders
OMS405 (PPARγ)	Opioid and nicotine addiction	Phase 2	Evaluate data from investigator-sponsored trial in patients with cocaine use disorder

Our pipeline of development programs consists of the following:

Drug Candidate/Program	Targeted Disease(s)	Development Status	Next Expected Milestone
Preclinical / Platform
MASP-2 - small- molecule inhibitors	aHUS, IgAN, HSCT-TMA and age-related macular degeneration	Preclinical	Identify drug development candidate for clinical trials
MASP-3 - small- molecule inhibitors	PNH and other alternative pathway disorders	Preclinical	Identify drug development candidate for clinical trials
GPR174 Inhibitors and Related Therapeutics	Wide range of cancers	Preclinical	Identify drug development candidate for clinical trials
Chimeric Antigen Receptor (CAR) T-Cell and Adoptive T-Cell Therapies	Wide range of cancers	Preclinical	Scale up and initiate clinical trials
Immunotherapeutics	Wide range of cancers	Preclinical	Scale up and initiate clinical trials
> 50 other GPCR targets	Immunologic, Immuno-oncologic, metabolic, CNS, cardiovascular, musculoskeletal & other disorders	Preclinical	Identify drug development candidate for clinical trials

MASP Inhibitor Clinical Programs

MASP-2 Program - Lectin Pathway Disorders

Overview. MASP-2 is a novel pro-inflammatory protein target involved in activation of the complement system, which is an important component of the immune system. The complement system plays a role in the body’s inflammatory response and becomes activated as a result of tissue damage or trauma or microbial pathogen invasion. Inappropriate or uncontrolled activation of the complement system can cause diseases characterized by serious tissue injury. Three main pathways can activate the complement system: classical, lectin, and alternative. MASP-2 is recognized as the effector enzyme of the lectin pathway and is required for the function of this pathway. Importantly, inhibition of MASP-2 has been demonstrated not to interfere with the antibody-dependent classical complement activation pathway, a critical component of the acquired immune response to infection.

Our proprietary, patented lead human monoclonal antibody targeting MASP-2, which we have referred to as OMS721, has been assigned the nonproprietary name narsoplimab. The current development focus for narsoplimab is diseases in which the lectin pathway has been shown to contribute to significant tissue injury and pathology. When not treated, these diseases are typically characterized by significant end-organ damage, such as kidney or central nervous system injury. We have completed our pivotal clinical trial for narsoplimab in HSCT-TMA and expect later this year to read out 36-week proteinuria data from our Phase 3 clinical program evaluating narsoplimab in IgA nephropathy.

Narsoplimab has also been evaluated for treatment of COVID-19 in a nationwide adaptive platform trial and has been used under compassionate use to treat COVID-19 patients in Italy and in the U.S.

Our MASP-2 inhibitor program also includes OMS1029, our long-acting, next-generation antibody targeting the lectin pathway. Dosing of all cohorts in a single-ascending dose Phase 1 clinical trial of OMS1029 was successfully completed in early 2023. OMS1029 was well tolerated with no safety concerns identified. Preliminary PK and PD data show dose-proportional exposure and sustained lectin pathway inhibition, consistent with potentially quarterly intravenous or subcutaneous dosing. This next-generation MASP-2 inhibitor is intended to be complementary to narsoplimab, enabling us to pursue chronic indications in which dosing convenience would be of significant benefit to patients. We are preparing to submit an IND to initiate a multiple-ascending-dose Phase 1 study of OMS1029 in healthy subjects.

Thrombotic Microangiopathies

HSCT-TMA. In October 2020, we reported final clinical data from our pivotal trial of narsoplimab in HSCT-TMA, a frequently lethal complication of HSCT. In November 2020, we completed the rolling submission of our BLA for narsoplimab for the treatment of HSCT-TMA and FDA accepted the BLA for filing in January 2021 under its Priority Review program. In October 2021, we received a CRL from FDA regarding the BLA. In the CRL, the FDA review division expressed difficulty in estimating the treatment effect of narsoplimab in HSCT-TMA and asserted that additional information would be needed to support regulatory approval. In June 2022, we appealed the issuance of the CRL through a formal dispute resolution process and requested that FDA’s Office of New Drugs (“OND”) direct the FDA review division to accept a Class 1 resubmission of the existing BLA and to commence labeling discussions with Omeros immediately thereafter. In November 2022 we received OND’s decision denying our appeal. Although the decision denied our request for immediate resubmission of the BLA and commencement of labeling discussions, it also proposed paths forward to resubmission based on submission of both response and survival data from our completed pivotal trial compared to an appropriate historical control group, with or without an independent literature analysis. We have requested a meeting with the review division at FDA to confirm the additional information required to be included in the resubmission to support approval of the BLA. There can be no guarantee that the specific requirements for resubmission, when determined through interaction with the FDA review division, will be satisfactory in terms of the time and/or expenditure required, and there can be no guarantee that any resubmission will result in approval of narsoplimab for HSCT-TMA.

In Europe, the EMA has confirmed narsoplimab’s eligibility for the EMA’s centralized review of a single MAA that, if approved, authorizes the product to be marketed in all EU member states and European Economic Area countries. We expect to complete our MAA submission following the resubmission of our BLA to FDA.

In the U.S., FDA has granted narsoplimab (1) breakthrough therapy designation in patients who have persistent TMA despite modification of immunosuppressive therapy, (2) orphan drug designation for the prevention (inhibition) of complement-mediated TMAs, and (3) orphan drug designation for the treatment of HSCT-TMA. The European Commission (the “EC”) also granted narsoplimab designation as an orphan medicinal product for treatment in hematopoietic stem cell transplantation.

aHUS. We have a Phase 3 clinical program to evaluate narsoplimab in patients with aHUS. Enrollment in this trial has been challenging and, for commercial reasons specific to the aHUS market, we have prioritized the use of resources to other clinical programs within our complement portfolio. Currently there is one clinical site in the U.S. that remains open for patient enrollment.

Renal Disease

Phase 3 Program - IgA Nephropathy. In our Phase 3 clinical trial evaluating narsoplimab in IgA nephropathy, which is referred to as ARTEMIS-IGAN, we expect to read out 36-week proteinuria data later this year. The single Phase 3 trial design is a randomized, double-blind, placebo-controlled multicenter trial in patients at least 18 years of age with biopsy-confirmed IgA nephropathy and 24-hour urine protein excretion greater than 1 g/day at baseline on optimized renin-angiotensin system blockade. This trial includes a run-in period. Initially, patients are expected to receive an IV dose of study drug each week for 12 weeks; additional weekly dosing can be administered to achieve optimal response. The primary endpoint, which could suffice for full or accelerated approval depending on the effect size, is reduction in proteinuria at 36 weeks after the start of dosing. The trial is designed to allow intra-trial adjustments in sample size. The initial sample size for the proteinuria endpoint remains unchanged at 140 patients in each of the treatment and placebo groups following a blinded sample-size re-estimation. A subset of patients with high levels of proteinuria (i.e., equal to or greater than 2 g/day) at baseline, and a substantial improvement at 36 weeks could potentially form the basis for approval. An additional sample-size re-estimation for the eGFR endpoint will take place at the time of the 36-week primary endpoint analysis to ensure that the study is adequately powered for the eGFR readout at the end of the trial. We believe that the trial design will allow assessment for either full or accelerated approval at 36 weeks based on proteinuria results in the high-proteinuria subset of patients. In the event of full approval, estimated glomerular filtration rate (“eGFR”) becomes a safety endpoint only. In the event that the primary endpoint at 36 weeks results in accelerated approval from FDA, change in eGFR is expected to be assessed at approximately two years after the start of dosing. These eGFR data, if satisfactory, would then likely form the basis for full approval, which could be in the high-proteinuria subset or the general IgAN population. In response to investigators’ concerns about extended withholding of narsoplimab treatment from any high-proteinuria patient initially randomized to the placebo-treated group, FDA will allow patients in that sub-population open-label treatment with narsoplimab after at least 18 months of blinded treatment.

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

Although the narsoplimab treatment arm was terminated prior to accrual of the maximum of 125 patients on the basis of analysis in the pre-consented population in which substantial bias was detected, analysis in the randomized patient population showed that the addition of narsoplimab to treatment of critically ill patients with COVID-19 reduces the mortality risk (hazard ratio [HR]=0.81, with probability [HR <1] equal to 0.77). In approximately half of the patients who died in the narsoplimab group, narsoplimab was not given or was prematurely stopped, with those patients dying 9 to 35 days later. Neither the trial’s futility nor graduation criteria had been met in the analysis of the randomized population at the time the narsoplimab arm was terminated. Narsoplimab was not observed to shorten the time to recovery in critically ill patients with COVID-19 in this study. The study did not identify any new safety signals for narsoplimab in the setting of critically ill COVID-19 patients.

Next steps in the development of narsoplimab for COVID-19 are dependent on the availability of government or other external funding and support. We continue to engage in discussions with the U.S. government regarding its preparedness strategy for the current and potential future pandemics, including anticipated future funding programs and opportunities intended to advance development of therapeutics for COVID-19 and other infectious diseases. In parallel, we are developing an assay platform to identify hyperactivation of the lectin pathway in COVID-19 and post-acute sequelae SARS-CoV-2 (PASC).

Licensing Arrangements. We hold worldwide exclusive licenses to rights related to MASP-2, the antibodies targeting MASP-2 and the therapeutic applications for those antibodies from the University of Leicester and from Helion Biotech ApS (“Helion”). For a more detailed description of these licenses, see “License and Development Agreements” below.

MASP-3 Program - OMS906 - Alternative Pathway Disorders

Overview. As part of our program to develop complement-targeted therapeutics, we have identified MASP-3, which has been shown to be the key activator of the complement system’s alternative pathway (“APC”), and we believe that we are the first to make this and related discoveries associated with the APC. The complement system is part of the immune system’s innate response, and the APC is considered the amplification loop within the complement system. MASP-3 is responsible for the conversion of pro-factor D to mature factor D; which is necessary for the activation of the APC. Based on our alternative pathway-related discoveries, we have expanded our intellectual property position to protect our inventions stemming from these discoveries beyond MASP-2 associated inhibition of the lectin pathway to include inhibition of the APC.

We believe that MASP-3 inhibitors have the potential to treat patients suffering from a wide range of diseases and conditions, including: PNH; C3G; multiple sclerosis; neuromyelitis optica; age-related macular degeneration; Alzheimer’s disease; systemic lupus erythematosus; diabetic retinopathy; chronic obstructive pulmonary disease; antineutrophil cytoplasmic antibody-associated vasculitis; anti-phospholipid syndrome; atherosclerosis; myasthenia gravis and others. Our OMS906 monoclonal antibody program has generated positive data in a well-established animal model associated with PNH as well as strong pharmacodynamic activity in non-human primates. The program has also generated positive data in a well-established animal model of arthritis. Clinical development of OMS906 is currently focused on rapidly obtaining proof-of-concept data in multiple APC-related disorders, including PNH and C3G.

Clinical results of a placebo-controlled, double-blind, single-center Phase 1 clinical trial evaluating the safety, tolerability, pharmacodynamics and pharmacokinetics of single-ascending intravenous (“IV”) and subcutaneous (“SC”) doses of OMS906 in healthy subjects were presented at the American Society of Hematology Annual Meeting in December 2022.

Subjects were randomized into escalating single-ascending dose cohorts that received 0.1 to 5.0 mg/kg IV and 3.0 to 8.0 mg/kg SC of either OMS906 or placebo via infusion. Overall, 72 subjects were enrolled, and demographics were generally balanced between the dosing cohorts, and between the OMS906 versus placebo groups.

OMS906 was well tolerated at all doses tested with no safety concerns. OMS906 displayed consistent pharmacokinetic properties with dose proportionality (with non-linearity) for both IV and SC administration. A long half-life (geometric mean range 94–406 hours) was observed, with measurable drug concentrations detected at Day 85 for both the IV (3 and 5 mg/kg) and SC (3, 5 and 8 mg/kg) OMS906 cohorts. The key pharmacodynamic marker for MASP-3 inhibition – mature complement factor D – showed a dose-proportional response with rapid suppression and a substantial degree of suppression of long duration in subjects receiving 3 and 5 mg/kg OMS906 IV versus placebo. The observed pharmacokinetic and pharmacodynamic profiles showed predictable systemic exposure, evidence of high levels of alternative pathway inhibition, and a long duration of action consistent with once-monthly to once-quarterly SC or IV dosing.

In late 2022 we began enrolling in a Phase 1b clinical trial evaluating OMS906 for the treatment of PNH. The first treatment-naïve PNH patients were dosed with OMS906 in early 2023. We have also begun enrolling a Phase 1b clinical trial evaluating OMS906 in PNH patients who have had an unsatisfactory response to the C5 inhibitor ravulizumab. We have completed several regulatory and ethics committee submissions for a Phase 1b clinical trial evaluating OMS906 in patients with C3G and expect to begin enrolling patients next month following receipt of regulatory and ethics committee approvals.

OMS906 received designation from FDA as an orphan drug for the treatment of PNH in July 2022.

Licensing Arrangements. We jointly own and hold worldwide exclusive license rights related to therapeutic applications for inhibiting MASP-3 from the University of Leicester. We also hold an exclusive license from Xencor, Inc. for the application of certain antibody technology to OMS906. For a more detailed description of these licenses, see “License and Development Agreements” below.

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

In September 2019, we reported positive results from our completed Phase 1 clinical trial designed to assess the safety, tolerability and pharmacokinetics of our lead PDE7 inhibitor in healthy subjects. In the double blind, randomized Phase 1 study, the study drug, referred to as OMS182399, met the primary endpoints of safety and tolerability and showed a favorable and dose-proportional pharmacokinetic profile supporting once-daily dosing. There was no apparent food effect on plasma exposure to OMS182399.

Research collaborators at Emory University are currently evaluating, in a clinically predictive primate model, the potential of our PDE7 inhibitors to improve levodopa-induced dyskinesias. Levodopa-induced dyskinesias are crippling, involuntary movements in patients with Parkinson’s disease that are caused by prolonged treatment with levodopa, the most prescribed therapy for Parkinson’s disease. More than 10 million patients are living with Parkinson’s disease worldwide. Reportedly 50 percent or more of levodopa-treated patients with Parkinson’s disease suffer from LID.

Additionally, we are engaged in discussions with third parties regarding external funding for development of our PDE7 inhibitors as a treatment for addictive disorders.

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

Preclinical Programs and Platforms

GPCR Platform and GPR174

Overview. We have developed a proprietary cellular redistribution assay which we use in a high-throughput manner to identify synthetic ligands, including antagonists, agonists and inverse agonists, that bind to and affect the function of orphan GPCRs. We have screened Class A orphan GPCRs against our small-molecule chemical libraries using the cellular redistribution assay and have identified and confirmed compounds that interact with 54 of the 81 Class A orphan GPCRs linked to a wide range of indications including cancer as well as metabolic, cardiovascular, immunologic, inflammatory and central nervous system disorders. One of our priorities in this program is GPR174, which is involved in the modulation of the immune system. In ex vivo human studies, our small-molecule inhibitors targeting GPR174 upregulate the production of cytokines, block multiple checkpoints and tumor promoters, and suppress regulatory T cells. Based on our data, we believe that GPR174 controls a major, previously unrecognized pathway in cancer and modulation of the receptor could provide a seminal advance in immuno-oncologic treatments for a wide range of tumors. Our studies in mouse models of melanoma and colon carcinoma found that GPR174-deficiency resulted in significantly reduced tumor growth and improved survival of the animals versus normal mice. Our discoveries suggest a new approach to cancer immunotherapy that targets inhibition of GPR174 and can be combined with and significantly improve the tumor-killing effects of other oncologic agents, including radiation, adenosine pathway inhibitors and checkpoint inhibitors. These discoveries include (1) identification of cancer-immunity pathways controlled by GPR174, (2) the identification of phosphatidylserine as a natural ligand for GPR174, (3) a collection of novel small-molecule inhibitors of GPR174 and (4) a synergistic enhancement of “tumor-fighting” cytokine production by T cells following the combined inhibition of both GPR174 and the adenosine pathway, another key metabolic pathway that regulates tumor immunity. We are developing, and are considering advancing to clinical trials, inhibitors of GPR174 and of the pathways affected by this receptor and/or adenosine receptors.

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

Immuno-Oncology Platform

We are advancing preclinical research on potential molecular and cellular therapies for cancer. On the molecular front, we have developed novel biologic platforms to target cancer cells specifically and kill them directly or indirectly through the potentiation of the immune system. Our novel molecules combine tumor antigens with a potent adjuvant and show high levels of killing in cancer cells. We believe that some of these molecules could function as therapeutic vaccines against a broad range of tumors, potentially transforming treatment of both solid tumors and hematologic cancers. On the cellular front, we are evaluating novel approaches for both CAR T and adoptive T cell therapies. We have identified specific T cell signaling pathways, which, once inhibited, significantly and preferentially enhance the expansion of memory T cells that distinctively recognize and efficiently kill tumor cells. We continue to develop and validate our novel approach, which we believe could improve response rates for patients receiving either engineered or native T cell therapies for liquid or solid tumors.

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

In the U.S., we sold OMIDRIA through a limited number of wholesalers that distributed the product to ASCs and hospitals. Title transferred upon delivery of OMIDRIA to the wholesaler. For additional information, see Part II, Item 8, “Note 3—Discontinued Operations” to our Consolidated Financial Statements in this Annual Report on Form 10-K.

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

License and Development Agreements

MASP Program. Under our exclusive license agreement with the University of Leicester, we have agreed to pay royalties to the University of Leicester that are a percentage of any proceeds we receive from the licensed MASP-2 technology during the term of the agreement. The agreement also applies to other MASPs and continued maintenance of the agreement requires us to undertake development activities. We must pay low single-digit percentage royalties with respect to proceeds that we receive from products incorporating certain intellectual property within the licensed technology that are used, manufactured, directly sold or directly distributed by us, and we must pay royalties, in the range of a low single-digit percentage to a low double-digit percentage, with respect to proceeds we receive from sublicense royalties or fees that we receive from third parties to which we grant sublicenses to certain intellectual property within the licensed technology. We did not make any upfront payments for the exclusive license, nor are there any milestone payments or reversion rights associated with the license agreement. We retain a worldwide exclusive license from the University of Leicester to develop and commercialize any intellectual property rights developed in the sponsored research. The term of the agreement ends when there are no longer any pending patent applications, applications in preparation or unexpired issued patents related to any of the intellectual property rights we are licensing under the agreement. The license agreement may be terminated prior to the end of its term by us for convenience or by one party if the other party (1) breaches any material obligation under the agreement and does not cure such breach after notice and an opportunity to cure or (2) is declared or adjudged to be insolvent, bankrupt or in receivership and materially limited from performing its obligations under the agreement.

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

In August 2020, we entered into a technology license agreement with Xencor, Inc., pursuant to which we received an exclusive license to apply Xencor’s Xtend Fc technology to OMS906 and options to access exclusive licenses to apply Xtend Fc technology to additional antibodies (the “Xencor Agreement”). Exercise of an option to access additional licenses would require payment of a $3.0 million upfront license fee. With respect to each antibody for which we license the Xencor technology we are obligated to make milestone payments of up to $65.0 million, comprised of $15.0 million in development milestones, $25.0 million in regulatory milestones and $25.0 million in sales milestones. We are obligated on a product-by-product and country-by-country basis to pay Xencor royalties in the mid-single digit percentage range on net sales of any product covered by the license so long as there is a valid, subsisting and enforceable claim in any patents or patent applications covering the licensed technology. Thereafter, the royalty rate is reduced to the low single-digit percentage range, if the applicable licensed product is covered by Xencor know-how, or to zero, if the applicable licensed product is not covered by Xencor know-how. The term of the Xencor Agreement continues on a product-by-product basis until the later of (i) expiration for the last-to-expire patent covering the licensed technology or (ii) five years from the date of first commercial sale of the applicable product.

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

Drug Candidates, Development Programs and Platforms. There are a number of complement-targeted therapeutics that are in advanced stages of clinical development, or which have been approved for commercial use. These include Soliris® (eculizumab), Ultomiris® (ravulizumab-cwvz), Empaveli® (pegcetacoplan), Tavneos® (avocopan) and iptacopan. Narsoplimab, OMS1029 and/or OMS906 will face competition from one or more of these products if approved for any indication(s) for which one or more of these potentially competitive products are also approved.

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

As of February 15, 2023, we owned or held worldwide exclusive licenses to a total of 77 issued patents and 62 pending patent applications in the U.S. and 1,285 issued patents and 595 pending patent applications in foreign markets directed to therapeutic compositions and methods related to our research and development programs. For each program, our decision to seek patent protection in specific foreign markets, in addition to the U.S., is based on many factors, including one or more of the following: our available resources, the size of the commercial market, the presence of a potential competitor or a contract manufacturer in the market and whether the legal authorities in the market effectively enforce patent rights.

●	MASP-2 Program - Narsoplimab (OMS721). We hold worldwide exclusive licenses to rights in connection with MASP-2, the antibodies targeting MASP-2 and the therapeutic applications for those antibodies from the University of Leicester, MRC and Helion. As of February 15, 2023, we exclusively controlled 31 issued patents and 34 pending patent applications in the U.S., and 694 issued patents and 438 pending patent applications in foreign markets, related to our MASP-2 program. Our MASP-2 and narsoplimab patents have terms that will expire as late as 2038 and, if currently pending patent applications are issued, as late as 2043.
●	MASP-3 Program - OMS906. We own and exclusively control under a license from the University of Leicester all rights to methods of treating various disorders and diseases by inhibiting MASP-3. As of February 15, 2023, we exclusively controlled three issued patents and seven pending patent applications in the U.S. and 171 issued and 108 pending patent applications in foreign markets that are related to our MASP-3 program.
●	PPARγ Program - OMS405. As of February 15, 2023, we owned three issued patents and one pending patent application in the U.S., and 37 issued patents and 6 pending patent applications in foreign markets, directed to our discoveries linking PPARγ and addictive disorders.
●	PDE7 Program - OMS527. As of February 15, 2023, we owned two issued patents and one pending patent application in the U.S., and 61 issued patents and two pending patent applications in foreign markets directed to our discoveries linking PDE7 to movement disorders, as well as three issued patent and two pending patent applications in the U.S., and 53 issued patents and 8 pending patent applications in foreign markets directed to the link between PDE7 and addiction and compulsive disorders. Additionally, under a license from Daiichi

Sankyo, we exclusively control rights to three issued U.S. patents and 53 issued patents in foreign markets that are directed to proprietary PDE7 inhibitors. For a more detailed description of our agreement with Daiichi Sankyo, see “License and Development Agreements” below.
●	GPCR Platform and Immuno-oncology Program. As of February 15, 2023, we owned six issued patents and 13 pending patent applications in the U.S., and 57 issued patents and 26 pending patent applications in foreign markets, which are directed to previously unknown links between specific molecular targets in the brain and a series of CNS disorders, to potential cancer therapies, to our CRA and to other research tools that are used in our GPCR program, and to orphan GPCRs and other GPCRs for which we have identified functionally interacting compounds using our CRA. Two of the pending patent applications in the U.S. and 24 of the pending patent applications in foreign markets are directed to GPR174. Three of the pending patent applications in the U.S. and two pending applications in foreign markets are directed to potential cancer therapies.

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

Following accelerated approval, FDA requires that the company provide confirmatory evidence, which may include certain adequate and well-controlled post-marketing clinical studies to verify the clinical benefit of the product, and FDA may impose restrictions on distribution to assure safe use. Pursuant to new statutory authority under the Food and Drug Omnibus Reform Act of 2022, FDA can require confirmatory studies to be underway at the time of the accelerated approval. If the required confirmatory studies fail to verify the clinical benefit of the drug, or if the applicant fails to perform the required confirmatory studies with due diligence, FDA may withdraw approval of the drug under streamlined procedures in accordance with the Agency’s regulations. The Agency may also withdraw approval of a drug if, among other things, other evidence demonstrates that the drug product is not shown to be safe or effective under its conditions of use.

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

Hatch-Waxman Act. In seeking approval for a drug through an NDA, applicants are required to list with FDA each patent with claims that cover the applicant’s drug or an approved method of use of the drug. Upon approval of a drug, each of the patents listed in the application for the drug is then published in FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an ANDA or a 505(b)(2) application. In this case the original NDA, i.e., the pioneer drug, is known as the “listed” drug or “reference-listed” drug. An ANDA provides for marketing of a drug that has the same active ingredients and, in some cases, also the same inactive ingredients, in the same strengths, route of administration and dosage form as the listed drug and has been shown through testing to be bioequivalent to the listed drug or receives a waiver from bioequivalence testing. ANDA applicants are generally not required to conduct or submit results of preclinical or clinical tests to prove the safety or effectiveness of their drug, other than the requirement for bioequivalence testing. Drugs approved in this way are considered therapeutically equivalent, and are commonly referred to as “generic equivalents” to the listed drug. These drugs then generally can be substituted by pharmacists under prescriptions written for the original listed drug.

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

In addition to these federal law requirements, several U.S. states have enacted similar laws requiring periodic reporting and/or disclosure related to our marketing, sales and other activities, or regulating certain sales and marketing activities, such as provision of meals to certain health care providers. We may also be subject to federal or state privacy laws if we receive protected patient health information.

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

United States. Political, economic and regulatory influences are subjecting the healthcare industry in the U.S. to fundamental changes. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could significantly affect our business. For example, the 2010 Affordable Care Act (the “ACA”), is intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Other legislative changes included a two percent across-the-board reduction to Medicare payments to providers, effective April 1, 2013, which, due to subsequent legislative amendments, will begin to increase gradually starting in April 2030, reaching 4 percent in April 2031 and continuing until the reduction ends in October 2031, unless additional congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, and increased the period for the government to recover overpayments to providers from three to five years. In December 2017, portions of the ACA dealing with the individual mandate insurance requirement were effectively repealed by the Tax Cuts and Jobs Act of 2017.

Containment of healthcare costs has been a priority of federal, state, and foreign governments, and the prices of drug products have been a focus of this effort. Governments have shown significant interest in implementing cost-containment programs. This interest has resulted in significant proposed and enacted reform measures affecting healthcare reimbursement and drug pricing, including the enactment in August 2022 of significant changes to potential Medicare drug product reimbursement through government negotiation of certain drug prices, as well as manufacturer discount and inflation rebate obligations under the Inflation Reduction Act (the “IRA”).

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

Employees

As of December 31, 2022, we had 196 full-time employees, 130 of whom are in research and development, 19 of whom are in sales and marketing and 47 of whom are in finance, legal, business development and administration. Our full-time employees include five with M.Ds and 36 with Ph.Ds., of whom four and 36, respectively, are in research and development. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Information about Our Executive Officers and Significant Employees

The following table provides information regarding our executive officers and significant employees as of March 13, 2023:

Name	Age	Position(s)
Executive Officers:
Gregory A. Demopulos, M.D.	64	President, Chief Executive Officer and Chairman of the Board of Directors
Michael A. Jacobsen	64	Vice President, Finance, Chief Accounting Officer and Treasurer
Peter B. Cancelmo, J.D.	44	Vice President, General Counsel and Secretary
Significant Employees:
Debra K. Bowes, MBEE	63	Vice President, Chief Business Development Officer
Nadia Dac	53	Vice President, Chief Commercial Officer
Mariana N. Dimitrova, Ph.D.	57	Vice President, Chemistry, Manufacturing and Controls
George A. Gaitanaris, M.D., Ph.D.	66	Vice President, Science and Chief Scientific Officer
Catherine A. Melfi, Ph.D.	64	Vice President, Regulatory Affairs & Quality Systems and Chief Regulatory Officer
Tina Quinton, J.D., M.S.	60	Vice President, Patents
J. Steven Whitaker, M.D., J.D.	67	Vice President, Chief Medical Officer
Peter W. Williams	55	Vice President, Human Resources

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

Debra K. Bowes, MBEE has served as our chief business development officer since September 2022. Ms. Bowes brings over 30 years of industry experience in corporate and product strategic planning, global licensing and business development. Prior to joining Omeros, Ms. Bowes served as a fractional executive for several small biotechnology companies through Chevy Chase BioPartners, LLC, periodically between 2006 to 2022. From 2016 to 2019 she served as the chief business officer for the CARMA cell therapy drug development division of Maxcyte, Inc., a provider of cell-engineering platform technologies. From 2011 to 2013 Ms. Bowes served as the vice president of licensing and commercial strategy for CBLI Pharma, an orphan disorder company. From 2003 to 2006 she served as MedImmune’s senior director of strategic planning, overseeing corporate and new product planning. Prior to MedImmune, Ms. Bowes held several roles of increasing responsibility for Amylin, Agouron/Pfizer, Centocor/Johnson & Johnson and Hybritech/Eli Lilly & Company. She holds a Masters in Biotechnology Enterprise and Entrepreneurship (MBEE) from Johns Hopkins University, a B.S. in biology from the University of Cincinnati and a medical technology certification from the American Society of Clinical Pathologists.

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

Mariana N. Dimitrova, Ph.D., has served as our vice president chemistry, manufacturing, and controls (“CMC”) since October 2022. Prior to joining Omeros in this role, Dr. Dimitrova had 20 years of pharmaceutical experience with CMC leadership spanning formulation development, drug product and device development, drug delivery and Human Factors engineering, analytical sciences, process development, and clinical manufacturing. In her career, Dr. Dimitrova contributed to the development of a number of monoclonal antibodies, Fc-fusion proteins, PEG-proteins, bispecific molecules, cytokines, DNA, peptides, and small molecules at Amgen Inc., MedImmune (Astra Zeneca), Biogen, and Jazz Pharmaceuticals. Dr. Dimitrova contributed to the commercialization of nine patient-convenient drug/device combination products for the treatment of autoimmune, respiratory, neurodegenerative, hematology, and infectious diseases. Most recently, from May 2019 to September 2022, Dr. Dimitrova was vice president of product and device development at Akero Therapeutics, developing Fc-FGF21 fusion protein for treatment of NASH. Prior to her industry work, Dr. Dimitrova spent five years in academia, including at the National Heart, Lung, and Blood Institute at the National Institutes of Health and the National Institute of Advanced Industrial Science and Technology (AIST) in Japan. Dr. Dimitrova holds a Ph.D. in Biophysics and Biological Sciences from the Bulgarian Academy of Sciences and the AIST, and a M.S. in Chemistry from Kliment Ohridski University in Bulgaria.

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

Risks related to our drug candidates, programs and operations include, but are not limited to, the following:

●	the magnitude and duration of future royalties paid to us based on net sales by Rayner of OMIDRIA, which are dependent on Rayner’s ability to successfully market and sell OMIDRIA;
●	lack of adequate coverage or reimbursement from government and/or private payers for OMIDRIA or any of our drug candidates that we commercialize in the future;
●	whether any of our drug candidates will successfully complete clinical development or be suitable for successful commercialization or generation of revenue;
●	failure to obtain and maintain regulatory approval for marketing of future commercial products in the U.S. or in foreign jurisdictions;
●	lack of internal manufacturing capacity and reliance on third parties to manufacture, finish, store and ship supplies of our drug candidates for clinical and, after approval, commercial use;
●	inability to acquire ingredients, excipients, test kits and other materials to manufacture our drug candidates on commercially reasonable terms;
●	delays, suspensions or terminations of our clinical trials or clinical protocols;
●	failure to capitalize on drug candidates or indications;
●	unpredictability of our operating results;
●	inability to raise capital when needed;
●	any failure to comply with current or future government regulations;
●	substantial costs as a result of commercial disputes, claims, litigation or other legal proceedings;
●	inability to protect our intellectual property and proprietary technologies;
●	our indebtedness and liabilities, which could limit the cash flow available for our operations;
●	competition with companies with more resources and experience;
●	reliance on members of our management team and our ability to recruit and retain key personnel; and
●	reliance on third parties to conduct portions of our preclinical research and clinical trials.

General risks related to our business include the following:

●	cyber-attacks or failures in telecommunications or other information technology systems;
●	volatility of our stock price;
●	dilution to our existing shareholders if we issue additional shares of our common stock or other securities that may be convertible into, or exercisable for, our common stock; and

●	the impact of anti-takeover provisions in our charter documents and under Washington law on potential acquisitions of our company.

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

Risks Related to Our Products, Programs and Operations

Our ability to meet our future capital requirements is partially dependent on the amount and duration of royalty income we expect to receive from Rayner’s sales of OMIDRIA, and, if sales of OMIDRIA are less than anticipated, our financial condition and results of operations may be materially adversely affected, the price of our common stock may decline and we may be unable to access needed capital on favorable terms, or at all.

We currently are entitled to receive royalties on Rayner’s U.S. net sales of OMIDRIA at the rate of 30%, which was reduced from 50% following the occurrence of the milestone event in late 2022 that resulted in our receipt of the $200.0 million Milestone Payment. The royalty rate is subject to further reduction to 10% of U.S. net sales upon the occurrence of certain events, including during any specific period in which OMIDRIA is no longer eligible for separate payment. Additionally, we previously sold to DRI an interest in a portion of our future OMIDRIA royalty receipts and we are entitled to retain royalties paid by Rayner in a given period only to the extent that such payments exceed the specified amount to which DRI is entitled for such period. We cannot provide assurance that our cash and investments on hand, together with royalty income from Rayner, will be sufficient to fund our operations fully in the future. In the event that royalties from Rayner are insufficient now or in the future, we will need to generate substantially more royalty income from Rayner or generate other revenue such as through sales of future approved products to achieve and sustain profitability. Sales-based royalty income may be affected by any number of factors, including:

●	Rayner’s ability to successfully market and sell OMIDRIA in the U.S.;
●	whether, and to what extent, if any, we derive royalties from the sale of OMIDRIA outside the U.S.;
●	pricing, coverage and reimbursement policies of government and private payers such as Medicare, Medicaid, the U.S. Department of Veterans Affairs, group purchasing organizations, insurance companies, health maintenance organizations and other plan administrators;
●	a lack of acceptance by physicians, patients and other members of the healthcare community;
●	interruptions in the supply of OMIDRIA;
●	the availability, relative price and efficacy of the product as compared to alternative treatment options or branded, compounded or generic competing products;
●	an unknown safety risk; and
●	changed or increased regulatory restrictions in the U.S., EU and/or other foreign territories.

Failure to obtain and maintain regulatory approval in the U.S. or in foreign jurisdictions would prevent us from commercializing and marketing our drug candidates.

The regulatory process is subject to substantial agency discretion and risks, including those described herein and elsewhere in these “Risk Factors.” In October 2021, we received a CRL from FDA regarding our BLA for narsoplimab for the treatment of HSCT-TMA. In the CRL, FDA expressed difficulty in estimating the treatment effect of narsoplimab in HSCT-TMA and asserted that additional information would be needed to support regulatory approval. We appealed FDA’s decision to issue the CRL through a formal dispute resolution process that concluded in late 2022. Although our appeal was denied, the decision identified a potential path for resubmission of the BLA based on inclusion of certain additional information and analyses, the specifics of which will be determined through further discussion with the FDA. We can provide no assurance that we will reach a satisfactory agreement with FDA regarding the additional information to be included with a resubmitted BLA, and the requirements for resubmission of our BLA may be costly, require significant time and may not result in approval. Ultimately, we cannot guarantee that FDA will ever approve narsoplimab for the treatment of HSCT-TMA or any other indication.

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

If any product that we develop and commercialize does not receive adequate coverage or reimbursement from governments and/or private payers our prospects for revenue and profitability would suffer.

The success of any product that we or our third-party business partners commercialize in the future will depend heavily on the pricing, availability and duration of adequate coverage or reimbursement for any such product from government, private and other third-party payers, both in the U.S. and in other countries.

There may be significant delays in obtaining coverage or reimbursement for newly approved products, and we may not be able to provide data sufficient to be granted adequate coverage or reimbursement. Even when a payer determines that a product is eligible for reimbursement, coverage may be limited to the uses of a product that are either approved by FDA (or, in other countries, the relevant country’s regulatory agency) and/or appear in a recognized drug compendium, or other conditions may apply. Moreover, eligibility for coverage does not mean that any product will be reimbursed at a rate that allows us to make a profit or at a rate that covers our costs, including research, development, manufacturing, sales and distribution. Increasingly, government and private third-party payers that reimburse for healthcare services and products are requiring that companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products, which could adversely impact the pricing of our products. Any reduction in reimbursement from Medicare, including as a result of the IRA (as discussed below), or other government programs may result in a similar reduction in payments from private payers. Pricing may also be adversely affected by changes in the terms, scope and/or complexity of government pricing requirements. Even if we achieve coverage or reimbursement for a product, the initial rate or method at which the product will be reimbursed could become unfavorable to us at the time reimbursement is initiated or in the future or may be of a limited duration. In addition, obtaining acceptable coverage and reimbursement from one payer does not guarantee that we will obtain similar acceptable coverage or reimbursement from another payer.

On August 16, 2022, President Biden signed the IRA into law, which sets forth meaningful changes to drug product reimbursement by Medicare. Among other actions, the IRA permits HHS to engage in price-capped negotiation to set the price of certain drugs and biologics reimbursed under Medicare Part B and Part D. The IRA contains statutory exclusions to the negotiation program, including for certain orphan designated drugs for which the only approved indication (or indications) is for the orphan disease or condition. Should our product candidates be approved and covered by Medicare Part B or Part D, and fail to fall within a statutory exclusion, such as that for an orphan drug, those products could, after a period of time, be selected for negotiation and become subject to prices representing a significant discount from average prices to wholesalers and direct purchasers. The IRA also establishes a rebate obligation for drug manufacturers that increase prices of Medicare Part B and Part D covered drugs at a rate greater than the rate of inflation. The inflation rebates may require us to pay rebates if we increased the cost of a covered Medicare Part B or Part D approved product faster than the rate of inflation. In addition, the law eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum and 20% once the out-of-pocket maximum has been reached. Our cost-sharing responsibility for any approved product covered by Medicare Part D could be significantly greater under the newly designed Part D benefit structure compared to the pre-IRA benefit design. Additionally, manufacturers that fail to comply with certain provisions of the IRA may be subject to penalties, including civil monetary penalties. The IRA is anticipated to have significant effects on the pharmaceutical industry and may reduce the prices we can charge and reimbursement we can receive for our products, among other effects.

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

If the reimbursement or pricing that we are able to obtain and maintain for any product that we develop and commercialize is inadequate, is significantly delayed or is subject to overly restrictive conditions, our ability to generate revenue, attain profitability and/or commercialize our drug candidates may be impaired and there could be a material adverse effect on our business, financial condition, results of operations and growth prospects and trading price of our stock could decline.

Our operating results are unpredictable and may fluctuate.

Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year. We believe that our quarterly and annual results of operations may be affected by a variety of factors, including:

●	the level and timing of royalty income from Rayner’s net sales of OMIDRIA, which may be affected by the extent of coverage and reimbursement for OMIDRIA, market acceptance of the product and Rayner’s ability to execute an effective sales strategy;
●	the extent of any payments received from any collaboration agreements or development funding arrangements that we may enter into from time to time, as well as the extent of any payments that we are required to make under existing or future collaboration and license agreements, which may include sales-based royalties and milestone payments based on the achievement of development, regulatory and sales milestones and may vary significantly from quarter to quarter;
●	the timing, cost and level of investment in our research and development activities as well as expenditures we may incur to acquire or develop additional technologies, drug candidates, or in preparation for potential commercialization of our drug candidates; and

●	whether we are able to obtain marketing approval for any of our drug candidates, the extent and timing of revenue from sales of any such approved product and the magnitude and timing of expenses associated with the manufacturing and sale of any such approved product.

Any of these risk factors, should one or more occur, could adversely affect our results of operations and financial condition and cause the trading price of our stock to decline.

We have incurred cumulative operating losses since inception. If we are unable to raise additional capital when needed we may be unable to complete the development and commercialization of our drug candidates or to continue our other preclinical development programs.

Our operations have consumed substantial amounts of cash since our incorporation, As of December 31, 2022, we had cash, cash equivalents and short-term investments of $194.9 million and outstanding accounts receivable of $213.2 million, substantially all of which have since been collected. Our cash used in operations was $86.5 million and our net income for the year ended December 31, 2022 was $47.4 million which included the $200.0 million Milestone Payment. We expect to continue to spend substantial amounts to:

●	initiate and conduct clinical trials and manufacture clinical and registration batches for our drug candidates;
●	continue research and development in our programs;
●	make principal, interest and fee payments as required under our 6.25% Convertible Senior Notes due 2023 (the “2023 Notes”) and 5.25% Convertible Senior Notes due 2026 (the “2026 Notes” and, together with the 2023 Notes, the “Convertible Notes”); and
●	commercialize and launch drug candidates for which we may receive regulatory approval.

We expect to continue to incur additional losses until such time as we generate significant revenue from the sale of other commercial products or partnerships. We are unable to predict the extent of any future losses and cannot provide assurance that we will generate sufficient revenue from commercial products in the future to fund our operations fully. If we are unable to generate sufficient revenue from commercialized products or partnership arrangements, we may never become and remain profitable and will be required to raise additional capital to continue to fund our operations. We cannot be certain that additional capital will be available to us on acceptable terms, if at all, when required. Adverse developments to our financial condition or business, as well as disruptions in the global equity and credit markets, may limit our ability to access capital. If we do not raise additional capital when needed through one or more funding avenues, such as debt or equity financings or corporate partnering, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our drug candidates or one or more of our preclinical programs or other research and development initiatives. In addition, we may be required to seek collaborators for one or more of our current or future products at an earlier stage than otherwise would be desirable or on terms that are less favorable than otherwise might be available or to relinquish or license on unfavorable terms our rights to technologies or products that we otherwise would seek to develop or commercialize ourselves. We also may have insufficient funds or otherwise be unable to advance our preclinical programs to a point where they can generate revenue through partnerships, collaborations or other arrangements. Any of these actions could limit the amount of revenue we are able to generate and harm our business and prospects.

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

Obtaining FDA approval of our drug candidates requires substantial time, effort and financial resources and may be subject to both expected and unforeseen delays, and there can be no assurance that any approval will be granted on any of our drug candidates on a timely basis, if at all. As was the case with the issuance with our BLA for narsoplimab in HSCT-TMA, with respect to which FDA issued a CRL indicating that certain additional information would be required to support approval, even if we discuss with, and obtain feedback from, FDA regarding our proposed clinical trials, clinical data collection protocols and nonclinical studies before initiating those trials or studies, FDA may decide that the design of our clinical trials or clinical data collection protocols as actually run, or our resulting data, are insufficient for approval of our drug candidates and may require us to run additional preclinical, clinical or other studies or perform additional work related to chemistry, manufacturing and controls. In addition, we, FDA or an independent institutional review board or ethics committee may suspend or terminate human clinical trials at any time on various grounds, including a finding that the patients are or would be exposed to an unacceptable health risk or because of the way in which the investigators on whom we rely carry out the trials. We are subject to extensive government regulation of the testing of our investigational products, including the requirement that we conduct all of our clinical trials in accordance with FDA’s GCP requirements and similar requirements outside of the U.S. If we are unable to comply with these requirements, if we are required to conduct additional trials or to conduct other testing of our drug candidates beyond that which we currently contemplate for regulatory approval, if we are unable to complete our clinical trials or other testing successfully, or if the results of these and other trials or tests fail to demonstrate efficacy or raise safety concerns, we may face substantial additional expenses, be delayed in obtaining marketing approval for our drug candidates or may never obtain marketing approval.

We are also required to comply with extensive governmental regulatory requirements after a product has received marketing authorization. Governing regulatory authorities may require post-marketing studies that may negatively impact the commercial viability of a product. Once on the market, a product may become associated with previously undetected adverse effects and/or may develop manufacturing difficulties. We are required to comply with other post-marketing requirements including current Good Manufacturing Practices, advertising and promotion restrictions, pharmacovigilance requirements including risk management activities, reporting and recordkeeping obligations, and other requirements. As a result of any of these or other problems or failure to comply with our regulatory obligations, a product’s regulatory approval could be withdrawn, which could harm our business and operating results. In addition, we must maintain an effective healthcare compliance program in order to comply with U.S. and other laws applicable to marketed drug products and, in particular, laws (such as the Anti-Kickback Statute, the False Claims Act and the Sunshine Act) applicable when drug products are reimbursed by a federal or state healthcare program. U.S. laws such as the Foreign Corrupt Practices Act prohibit the offering or payment of bribes or inducements to foreign public officials, including potentially physicians or other medical professionals who are employees of public healthcare entities in jurisdictions outside the U.S. In addition, many countries have their own laws similar to the healthcare compliance laws that exist in the U.S. Implementing and maintaining an effective compliance program requires the expenditure of significant time and resources. If we are found to be in violation of any of these laws, we may be subject to significant penalties, including but not limited to civil or criminal penalties, damages and fines as well as exclusion from government healthcare programs.

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

Any reduction in reimbursement from Medicare resulting from the IRA or other legislative or policy changes or from other government programs may result in a similar reduction in payments from private payers. These healthcare reforms and the implementation of any future cost containment measures or other reforms may prevent us from being able to generate sufficient revenue, attain and/or maintain profitability or commercialize our drug candidates. We cannot be sure whether additional legislative changes will be enacted, or the effect of forthcoming guidance implementing the IRA, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on OMIDRIA or the marketing approvals of our drug candidates, if any, may be.

We have no internal capacity to manufacture commercial or clinical supplies of our drug candidates and intend to continue to rely solely on third-party manufacturers. If we are unable to establish relationships with contract manufacturers that have sufficient manufacturing capacity available to meet our needs, or if the contract manufacturers that we rely on experience difficulties manufacturing and supplying our drug candidates, or fail FDA or other regulatory inspections, then our clinical trials or regulatory submissions may be significantly limited or delayed or we may have inadequate supply to meet demand for any product that we commercialize in the future.

We rely and intend to continue to rely on third-party manufacturers to produce quantities of clinical drug supplies of our drug candidates that are needed for clinical trials and to support NDAs, BLAs, or similar applications to regulatory authorities seeking marketing approval for our drug candidates, as well as to produce inventory of our drug candidates for commercial use in anticipation of marketing approval. Global demand for contract manufacturing is high and the available supply of contract manufacturing capacity is limited. We cannot provide any assurance that we will be able to enter into or maintain these types of arrangements on commercially reasonable terms, or at all, or that manufacturing arrangements will meet our requirements. If we or one of our manufacturers were to terminate one of these arrangements early, or the manufacturer was unable to supply product quantities sufficient to meet our requirements, we would be required to transfer manufacturing to an approved alternative facility and/or establish additional manufacturing and supply arrangements. We may also need to establish additional or replacement manufacturers, potentially with little or no notice, in the event that one of our manufacturers fails to comply with FDA and/or other pharmaceutical manufacturing regulatory requirements. Even if we are able to establish additional or replacement manufacturers, identifying these sources and entering into definitive supply agreements and obtaining regulatory approvals may require a substantial amount of time and cost and may create a shortage of the product. It can take several years to qualify and validate a new contract manufacturer, and we cannot guarantee that we would be able to complete in a successful and timely manner the appropriate validation processes or obtain the necessary regulatory approvals for one or more additional or replacement manufacturers. Such alternate supply arrangements may not be available on commercially reasonable terms, or at all. Additionally, if we are unable to engage multiple suppliers to manufacture our products, we may have inadequate supply to meet demand for our product.

In addition, narsoplimab, OMS906 and OMS1029 are biologic drug products and other drug candidates from certain of our programs, including but not limited to MASP-2 and MASP-3, could be biologic drug products. We do not have the internal capability to produce biologics for use in clinical trials or on a commercial scale. There are only a limited number of manufacturers of biologic drug products and we may be unable to enter into agreements on commercially reasonable terms with a sufficient number of them to meet clinical or commercial demand, if at all. The regulatory requirements for commercial supply are more stringent than for clinical supply and we cannot guarantee that a contract manufacturer producing drug product for clinical trials will be able to complete successfully the appropriate validation processes or obtain the necessary regulatory approvals for marketing approval and commercial supply in a timely manner or at all.

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

We and our third-party manufacturers must obtain from third-party suppliers the APIs, excipients, and/or other raw materials plus primary and secondary packaging materials necessary for our contract manufacturers to produce our drug candidates for our clinical trials and, to the extent approved or commercialized, for commercial distribution. Although we have entered or intend to enter into agreements with third-party suppliers that will guarantee the availability and timely delivery of APIs, excipients, test kits and materials for our drug candidates, we have not entered into agreements for the supply of all such ingredients, excipients, test kits or materials, and we may be unable to secure all such supply agreements or guarantees on commercially reasonable terms, if at all. Even if we were able to secure such agreements or guarantees, our suppliers may be unable or choose not to provide us the ingredients, excipients, test kits or materials in a timely manner or in the quantities required. Further, if we or our third-party manufacturers are unable to obtain APIs, excipients, test kits and materials as necessary for our clinical trials or for the manufacture of commercial supplies of our drug candidates, if approved, potential regulatory approval or commercialization would be delayed, which would materially and adversely affect our ability to generate revenue from the sale of our drug candidates. Similarly, if Rayner or its third-party manufacturers experience difficulty obtaining the quantities of these ingredients, excipients or materials that are necessary for the manufacture of commercial supplies of OMIDRIA, the amount of royalty income we could expect to receive would be materially and adversely affected.

We may be unable to advance clinical development of narsoplimab for treatment of COVID-19 and, even if successful, we may be unable to manufacture narsoplimab in sufficient quantities.

Narsoplimab has been used to treat critically ill COVID-19 patients under our compassionate use program with highly positive results and, in an analysis of the randomized population in the narsoplimab treatment arm of I-SPY COVID-19 trial, the addition of narsoplimab to standard-of-care treatment of critically ill COVID-19 patients resulted in a mortality benefit. Notwithstanding these results, we may determine not to continue clinical development of narsoplimab for COVID-19 and/or further clinical evaluation of narsoplimab for the treatment of COVID-19 may not be feasible as a result of a number of factors, including decreasing rates of severe illness in patients with COVID-19 and the availability of alternative preventive or therapeutic agents for COVID-19. Additionally, the results of the I-SPY-COVID-19 trial may be not be viewed by regulators, government officials and others as strong evidence of narsoplimab’s efficacy in the treatment of severe COVID-19 because the narsoplimab treatment arm of the I-SPY-COVID-19 trial was terminated prior to accrual of the maximum of 125 patients on the basis of analysis in a pre-consented population in which substantial bias was detected. Also, contract manufacturing capacity and supplies of raw materials necessary for the production of narsoplimab are limited and we may be unable to secure the large-scale manufacturing capacity from third parties necessary to manufacture narsoplimab in sufficient quantities to enable broad availability of narsoplimab for COVID-19 patients. These risks could limit our ability to develop or commercialize a therapeutic for COVID-19.

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

We cannot predict whether we will encounter problems with any of our completed, ongoing or planned clinical trials or clinical data collection protocols that will cause regulatory agencies, institutional review boards or ethics committees, or us to delay our clinical trials or suspend or delay the analysis of the data from those trials. Clinical trials and clinical data protocols can be delayed for a variety of reasons, including:

●	discussions with FDA, the EMA or other foreign authorities regarding the scope or design of our clinical trials or clinical data collection protocols;
●	delays or the inability to obtain required approvals from institutional review boards, ethics committees or other responsible entities at clinical sites selected for participation in our clinical trials;
●	delays in enrolling patients into clinical trials, collecting data from enrolled patients or collecting historical control data for any reason including disease severity, trial or data collection protocol design, study eligibility criteria, patient population size (e.g., for orphan diseases or for some pediatric indications), proximity and/or availability of clinical trial sites for prospective patients, availability of competing therapies and clinical trials, regional differences in diagnosis and treatment, perceived risks and benefits of the product or drug candidate, disruptions due to external events or conditions affecting the localities or regions in which our clinical trials are conducted, such as such as war, terrorism, political crises, natural disasters or outbreaks of contagious disease such as the COVID-19 pandemic, which previously slowed enrollment in our clinical trials of narsoplimab in patients with IgA nephropathy;
●	lower than anticipated retention rates of patients in clinical trials;
●	the need to repeat or conduct additional clinical trials as a result of inconclusive or negative results, failure to replicate positive early clinical data in subsequent clinical trials, failure to deliver an efficacious dose of a drug candidate, poorly executed testing, a failure of a clinical site to adhere to the clinical protocol or to follow GCPs or other study requirements, an unacceptable study design or other problems;
●	adverse findings in clinical or nonclinical studies related to the safety of our drug candidates in humans;
●	an insufficient supply of drug candidate materials or other materials necessary to conduct our clinical trials;
●	the need to qualify new suppliers of drug candidate materials for FDA and foreign regulatory approval;
●	an unfavorable inspection or review by FDA or other regulatory authority of a clinical trial site or records of any clinical investigation;
●	the occurrence of unacceptable drug-related side effects or adverse events experienced by participants in our clinical trials;
●	the suspension by a regulatory agency of a trial by imposing a clinical hold; or
●	the amendment of clinical trial or data collection protocols to reflect changes in regulatory requirements and guidance or other reasons as well as subsequent re-examination of amendments to clinical trial or data collection protocols by regulatory agencies, institutional review boards or ethics committees.

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

As of December 31, 2022, we had $320.0 million total aggregate principal amount of our 2023 Notes and 2026 Notes outstanding, and we had approximately $0.9 million of outstanding finance lease obligations. We may incur additional indebtedness to meet future financing needs. Our existing and future indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

●	requiring a substantial portion of our cash flow from operations to service and repay our indebtedness, which will reduce the amount of cash available for other purposes;
●	limiting our ability to obtain additional financing;
●	limiting our flexibility to plan for, or react to, changes in our business;

●	diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon any conversion of the Convertible Notes;
●	placing us at a possible competitive disadvantage with competitors that are less leveraged than we are or have better access to capital; and
●	increasing our vulnerability to adverse economic and industry conditions.

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

We may not achieve commercial success if our competitors, many of which have significantly more resources and experience than we have, market products that are safer, more effective, less expensive or faster to reach the market than any products that we may develop and commercialize. Our competitors also may market a product that proves to be unsafe or ineffective, which may affect the market for future product we are developing, regardless of the safety or efficacy of our product. The failure of any future product that we may market to compete effectively with products marketed by our competitors would impair our ability to generate revenue, which would have a material adverse effect on our future business, our financial condition and our results of operations.

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

During the 12-month period ended December 31, 2022, our stock traded as high as $7.46 per share and as low as $1.75 per share. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to numerous factors, many of which are beyond our control. In addition, the stock market has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of publicly traded companies. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. These fluctuations may be even more pronounced in the trading market for our stock. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

If we issue additional shares of our common stock or other securities that may be convertible into, or exercisable or exchangeable for, our common stock, our existing shareholders would experience further dilution.

To the extent that we raise additional funds in the future by issuing equity securities, our shareholders would experience dilution, which may be significant and could cause the market price of our common stock to decline significantly. In addition, approximately 13.9 million shares of common stock were subject to outstanding options, awards and warrants as of December 31, 2022 and may become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements. As of December 31, 2022, we also had approximately 5.0 million additional shares of common stock reserved for future issuance under our employee benefit plans that are not subject to outstanding options. Further, to the extent we issue common stock upon conversion of the Convertible Notes, such conversion would dilute the ownership interests of existing stockholders despite the expected reduction of such dilution as a result of the capped call transactions that we entered into in connection with the original issuances of the Convertible Notes. If the holders of outstanding options or warrants elect to exercise some or all of them, or if the shares subject to our employee benefit plans are issued and become eligible for sale in the public market, or we issue common stock upon conversion of the Convertible Notes, our shareholders would experience dilution and the market price of our common stock could decline.

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

ITEM 1B.            UNRESOLVED STAFF COMMENTS

None.

ITEM 2.              PROPERTIES

We lease approximately 113,060 square feet for our principal office and laboratory space in the building located at 201 Elliott Avenue West, Seattle, Washington (“the Omeros Building”), which includes 7,245 square feet of laboratory space that we are subleasing to third parties. The lease term for our space is through November 2027. We also have two options to extend the lease term, each by five years. The annual base rent due under the lease for our principal office and laboratory space is $6.9 million for 2023, $7.0 million for 2024, $7.1 million for 2025, $6.9 million for 2026 and $5.8 million for 2027. In addition, we are responsible for paying our proportionate share of the building’s utilities, taxes, insurance and maintenance as well as a property management fee.

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

Holders

As of March 8, 2023, there were approximately 62,828,765 shares of our common stock outstanding, which were held by 84 holders of record.

Dividends

We have never declared or paid any cash dividends on our capital stock. We expect to retain all available funds and future earnings to fund the development and growth of our business and we do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We did not sell any equity securities that were not registered under the Securities Act during the fiscal year ended December 31, 2022.

Stock Performance Graph

The following graph compares the cumulative total shareholder return for our common stock (OMER), the Nasdaq Biotechnology Index (NBI) and the Nasdaq U.S. Benchmark TR Index (NQUSBT) for the period beginning December 31, 2017 and ending December 31, 2022. This graph assumes that $100 was invested on December 31, 2017 in our common stock, the Nasdaq Biotechnology Index and the Nasdaq U.S. Benchmark TR Index. It also assumes that any dividends were reinvested. The data shown in the following graph are not necessarily indicative of future stock price performance.

Comparison of 5 Year Cumulative Return

Assumes Initial Investment of $100

OMER
NBI
NQUSBT
$200
$100
$0
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22

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

Overview

We are a clinical-stage biopharmaceutical company committed to discovering, developing and commercializing small-molecule and protein therapeutics for large-market as well as orphan indications targeting immunologic disorders including complement-mediated diseases, cancers, and addictive and compulsive disorders.

The lead drug candidate in our pipeline of complement-targeted therapeutics is narsoplimab (OMS721), a proprietary, patented human monoclonal antibody targeting MASP-2, the key activator of the lectin pathway of complement. Clinical development of narsoplimab is currently focused primarily on HSCT-TMA and IgA nephropathy.

We expect to read out 36-month proteinuria data from our Phase 3 clinical trial evaluating narsoplimab for the treatment of IgA nephropathy, ARTEMIS-IGAN, later this year.

We successfully completed a pivotal clinical trial for narsoplimab in HSCT-TMA and previously submitted to FDA a BLA seeking marketing approval for narsoplimab in this indication. In late 2021, FDA issued a CRL with respect to the BLA in which the agency indicated that additional information would be needed to support regulatory approval. We appealed FDA’s decision to issue the CRL through a formal dispute resolution process that concluded in late 2022. Although our appeal was denied, the decision identified potential paths for resubmission of the BLA based on both response and survival data from the completed pivotal trial versus a historical control group, with or without an independent literature analysis. We have requested a meeting with the review division at FDA to confirm the additional information required to be included in the resubmission to support approval of the BLA.

A Phase 1 single-ascending-dose clinical trial of OMS1029, our long-acting, next-generation antibody targeting MASP-2 and the lectin pathway was completed successfully in early 2023. We expect to begin dosing in a Phase 1 multiple-ascending-dose study of OMS1029 in summer 2023.

Our pipeline of clinical-stage complement-targeted therapeutic candidates also includes OMS906, a proprietary, patented monoclonal antibody targeting MASP-3 and the alternative pathway of complement. We believe OMS906 has the potential to treat a wide range of alternative pathway-related diseases and that its attributes favorably differentiate OMS906 from other marketed and in-development alternative pathway inhibitors. Clinical development of OMS906 is currently focused on rapidly obtaining proof-of-concept data in multiple alternative pathway-related disorders, including PNH and C3G.

Following the successful completion of a Phase 1 single-ascending-dose study of OMS906 in healthy subjects, we initiated clinical programs evaluating OMS906 in PNH and C3G. In late 2022 we began enrollment in a Phase 1b clinical trial evaluating OMS906 for the treatment of PNH. The first treatment-naïve PNH patients in this trial were dosed with OMS906 in early 2023. We have also begun enrolling a Phase 1b clinical trial evaluating OMS906 in PNH patients who have had an unsatisfactory response to the C5 inhibitor ravulizumab. We have completed several regulatory and ethics committee submissions for a Phase 1b clinical trial evaluating OMS906 in patients with C3G and expect to begin enrolling patients next month following receipt of regulatory and ethics committee approvals.

We have successfully completed a Phase 1 study in our PDE7 inhibitor program focused on addiction and movement disorders. We also have a diverse group of preclinical programs, including GPR174, a novel target in immuno-oncology that modulates a new cancer immunity axis that we discovered. Inhibitors of GPR174 are part of our proprietary G protein-coupled receptor (“GPCR”) platform through which we control 54 GPCR drug targets and their corresponding compounds. We are also developing novel adoptive T cell/CAR-T therapies and novel immunotherapeutics and cancer vaccines as part of our immuno-oncology platform.

On December 23, 2021, we completed the sale of OMIDRIA and certain related assets, including inventory and prepaid expenses, to Rayner. We received $126.0 million in cash at the closing and retained all outstanding accounts receivable, accounts payable, and accrued expenses as of the closing date. Under the Asset Purchase Agreement, we are entitled to receive royalties of 50% of the net sales of OMIDRIA in the U.S. between the closing date and the earlier of January 1, 2025 or the occurrence of an event triggering a milestone payment from Rayner. The milestone-triggering event occurred in December 2022 and resulted in recognition of a $200.0 million Milestone Payment from Rayner. We recorded a $200.0 million receivable in December 2022 and in February 2023 received from Rayner the Milestone Payment together with accrued interest.

After receipt of the Milestone Payment, we will receive a royalty of 30% of the U.S. net sales until the expiration or termination of the last issued and unexpired patent, which is expected to be no earlier than 2033. The U.S. base royalty rate is subject to a reduction down to 10% upon the occurrence of certain events described in the Asset Purchase Agreement, including during any specific period in which OMIDRIA is no longer eligible for certain separate payment (i.e., included in the packaged payment rate for the surgical procedure) under Medicare Part B. Pursuant to legislation enacted in late 2023, we expect separate payment for OMIDRIA under Medicare Part B to extend through at least December 31, 2027.

As a result of the OMIDRIA divestiture, the results of OMIDRIA operations have been reclassified to net income from discontinued operations, net of tax in our consolidated statements of operations and comprehensive income (loss) and excluded from continuing operations for all periods presented.

On September 30, 2022, we sold to DRI an interest in a portion of our future OMIDRIA royalty receipts and received $125.0 million in cash consideration which we recorded as a liability on our consolidated balance sheet. The liability is being amortized over the term of the arrangement using the implied effective interest rate of 9.4%. Interest expense is recorded as a component of continuing operations. The maximum future payout DRI is entitled to receive as of December 31, 2022 is $186.8 million. The term of the agreement with DRI runs through December 31, 2030 and the amount payable to DRI each year during the term is subject to annual caps. Our payments to DRI will not total $125.0 million at least until August 2028. (see Part II, Item 8, “Note 9 – OMIDRIA Royalty Obligation” for additional information).

As of December 31, 2022, we had cash, cash equivalents and short-term investments of $194.9 million and outstanding accounts receivable of $213.2 million, comprised principally of the Milestone Payment. Substantially all of the receivables balance at December 31, 2022 has since been collected.

Results of Operations

Research and Development Expenses

Our research and development expenses can be divided into three categories: direct external expenses, which include clinical research and development and preclinical research and development activities; internal, overhead and other expenses; and stock-based compensation expense. Direct external expenses consist primarily of expenses incurred pursuant to agreements with third-party manufacturing organizations prior to receiving regulatory approval for a drug candidate, CROs, clinical trial sites, collaborators, licensors and consultants. Costs are reported in preclinical research and development until the program enters the clinic. Internal, overhead and other expenses primarily consist of costs for personnel, overhead, rent, utilities and depreciation. The discontinued operations of OMIDRIA relates to the costs of drug manufacturing stability and quality control testing and costs of employees and consultants. The following table illustrates our expenses associated with these activities:

	Year Ended
	Year Ended December 31,
	2022	2021	2020

	(In thousands)
Continuing research and development expenses:
Direct external expenses:
Clinical research and development:
MASP-2 program - OMS721 (narsoplimab)	$50,408	$48,806	$45,020
MASP-3 program - OMS906	6,304	7,005	7,172
MASP-2 program - OMS1029	2,687	—	—
Other	442	555	1,833
Total clinical research and development	59,841	56,366	54,025
Preclinical research and development	7,254	15,031	10,664
Total direct external expenses	67,095	71,397	64,689
Internal, overhead and other expenses	39,503	40,587	36,760
Stock-based compensation expenses	6,123	6,791	6,163
Total continuing research and development expenses	112,721	118,775	107,612
Discontinued research and development expenses	—	3,839	3,205
Total research and development expenses	$112,721	$122,614	$110,817

Clinical research and development expenses increased $3.5 million between 2022 and 2021 primarily due to the advancement of OMS1029 from preclinical to clinical research and development on initiation of the Phase 1 clinical trial in the third quarter of 2022. Additionally, we incurred increased narsoplimab drug manufacturing costs in 2022 compared to the prior year. These costs were partially offset by reduced costs in our OMS906 program resulting from the completion of OMS906 toxicology study work in the second quarter of 2022.

The $2.3 million increase in clinical research and development costs between 2021 and 2020 was primarily due to increased narsoplimab drug manufacturing costs and were partially offset by reduced OMS527 toxicology study costs.

Preclinical research and development expenses decreased $7.8 million in 2022 compared to 2021, primarily due to the migration of OMS1029 from preclinical to clinical research and development during the third quarter of 2022. The $4.4 million increase in preclinical research and development expenses in 2021 compared to 2020 was primarily due to drug substance, stability and toxicology work on OMS1029 offset by the migration of OMS906 from preclinical to clinical research and development beginning in the third quarter of 2020.

Internal, overhead and other expenses decreased $1.1 million between 2022 and 2021 due to reduction in leased space at our corporate headquarters. The increases in internal, overhead and other expenses between 2021 and 2020 were primarily due to increased employee-related costs and buildout of expanded laboratory facilities to support our research and development activities.

The changes in stock-based compensation expense between the three covered years were due to the valuations and timing of the vesting of employee stock options.

We expect overall continued research and development costs in 2023 to be similar to 2022 as we continue our ongoing Phase 3 clinical programs of narsoplimab and manufacture drug substance to meet our clinical supply needs and commercial requirements should we receive FDA approval for the use of narsoplimab to treat HSCT-TMA. Our accounting policy is to expense all manufacturing costs related to drug candidates until regulatory approval is reasonably assured in either the U.S. or Europe.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses are comprised primarily of salaries, benefits and stock-based compensation costs for sales, marketing and administrative personnel who are not directly engaged in research and development. Costs also include marketing and selling expenses, professional and legal services, general corporate costs and an allocation of our occupancy costs.

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
Continuing selling, general and administrative expenses:
Selling, general and administrative expenses, excluding stock-based compensation expense	$42,626	$46,688	$41,692
Stock-based compensation expense	8,042	8,154	7,614
Total continuing selling, general and administrative expenses	50,668	54,842	49,306
Discontinued selling, general and administrative expenses	—	25,428	23,389
Total selling, general and administrative expenses	$50,668	$80,270	$72,695

The decrease of $4.2 million in continuing selling, general and administrative expenses, excluding stock-based compensation, in 2022 compared to the prior year was primarily related to reduced spending on pre-commercialization sales and marketing activities associated with the potential approval and commercial launch of narsoplimab for the treatment of HSCT-TMA.

The increase in continuing selling, general and administrative expenses, excluding stock-based compensation, during the year ended December 31, 2021 as compared to 2020 was primarily due to increased pre-commercialization activities for narsoplimab for the treatment of HSCT-TMA.

The changes in stock-based compensation expense between the three covered years were due to the valuations and timing of the vesting of employee stock options.

Our continuing selling, general and administrative expenses for 2023 will be highly dependent on the approval of narsoplimab because we have not yet hired the narsoplimab field sales force or initiated various commercial launch activities. If narsoplimab is approved in the next twelve months, we expect our continuing selling, general and administrative expenses to increase as we hire the field sales team and initiate commercial launch activities. If narsoplimab is not approved, our continuing selling, general and administrative expenses are expected to be less than or equal to those in 2022.

Interest Expense

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
Interest expense	$22,702	$19,669	$26,751

Interest expense is primarily comprised of interest and amortization of debt discount and issuance costs related to our 2023 Notes and 2026 Notes. For the year ended December 31, 2022, interest on our DRI royalty obligation of $2.9 million also contributed to the total.

Interest expense decreased $7.1 million in 2021 compared to 2020 due to the January 1, 2021 adoption of ASU 2020-06, which eliminated the amortization of the non-cash debt discount on the 2023 and 2026 Notes that previously had been allocated to equity. This decrease was partially offset by the increase in interest incurred related to the issuance of the 2026 Notes in August and September 2020. For more information regarding our debt and our unsecured convertible notes (see Part II, Item 8, “Note 8 - Unsecured Convertible Senior Notes”).

Loss on Early Extinguishment of Debt

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
Loss on early extinguishment of debt	$—	$—	$13,374

In August 2020, we repurchased $115.0 million of the outstanding 2023 Notes. We recorded a $13.4 million loss on early extinguishment of debt related to the unamortized discount and issuance costs related to the repurchase.

Interest and other income

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
Interest and other income	$4,062	$1,740	$654

The $2.3 million increase in interest and other income between 2022 and the prior year was primarily attributable to obtaining significantly higher interest rates on our cash and investments in 2022. Overall interest earned in 2021 and 2020 related to our investments were comparable; however, in 2020, we incurred $0.8 million of expenses in connection with terminating the portion of the capped call related to the 2023 Notes that we repurchased.

Income Tax Benefit

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
Income tax benefit	$—	$—	$23,256

In January 2021, the Company prospectively adopted ASU 2019-12, Income Taxes (Topic 740), which eliminates the exception to the incremental approach of intra-period tax allocation when there is a loss from continuing operations and income or gain from other items. We reclassified the tax benefit of income from discontinued operations in periods prior to 2021 to offset losses from continuing operations.

During 2020, we recorded an income tax benefit of $23.3 million from continuing operations comprising $12.0 million related to the issuance of our 2026 and 2023 Notes, and an additional $11.2 million income tax benefit related to the sale of OMIDRIA assets to Rayner into income from continuing operations (see Part II, Item 8, “Note 14 – Income Taxes”).

Net Income from Discontinued Operations, Net of Tax

On December 23, 2021, we sold our commercial drug, OMIDRIA, to Rayner.  As a result of the OMIDRIA divestiture, the results of OMIDRIA operations have been reclassified to discontinued operations.

Net income from OMIDRIA discontinued operations, net of tax is shown below:

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
Product sales, net	$—	$110,735	$73,813
Costs and expenses	—	30,631	27,496
Gross margin	—	80,104	46,317
Gain on sale of OMIDRIA	—	305,648	—
Milestone income	200,000	—	—
Interest on OMIDRIA contract royalty asset	18,634	—	—
Remeasurement adjustments	14,457	—	—
Other income	307	1,035	—
Income before income tax	233,398	386,787	46,317
Income tax expense (1)	(3,952)	(1,006)	(11,245)
Net income from discontinued operations, net of tax	$229,446	$385,781	$35,072

(1)	For further discussion of income tax expense, please refer to Part II, Item 8, “Note 14 – Income Taxes” to our Consolidated Financial Statements in this Annual Report on Form 10-K.

Product Sales, Net

Product sales, net increased $36.9 million between 2021 and the prior year. Cataract surgery procedures were severely limited during the second quarter of 2020 due to COVID-19. Additionally, Medicare Part B separate payment for OMIDRIA expired on October 1, 2020 and was not reinstated until December 2020.

Deductions to OMIDRIA sales consist of chargebacks, rebates, distribution fees and product return allowances (see Part II, Item 8, “Note 2 - Significant Accounting Policies”). The overall percentage deductions to OMIDRIA sales were 29.9% and 31.2% for the years ended December 31, 2021 and 2020, respectively.

Gain on the sale of OMIDRIA

Discontinued operations in 2021 included a gain on the sale of OMIDRIA comprised as follows (in thousands):

Cash proceeds	$125,993
OMIDRIA contract royalty asset	184,570
Gain on sale of OMIDRIA, gross	310,563
Transaction and closing costs	(1,972)
Restricted Stock Units granted to transferred employees	(1,419)
Prepaid assets and inventory at cost	(1,524)
Gain on sale of OMIDRIA	$305,648

On December 23, 2021, we completed the sale of OMIDRIA to Rayner and received $126.0 million in cash at the closing. Additionally, we recorded an OMIDRIA contract royalty asset of $184.6 million for the rights to receive future royalties from Rayner on OMIDRIA net sales. The sale of OMIDRIA qualified as an asset sale under GAAP.

Milestone Income

The milestone event, as defined in the Asset Purchase Agreement, occurred in December 2022, entitling us to receive a Milestone Payment of $200.0 million from Rayner. As a result of this triggering event, we recognized $200.0 million of OMIDRIA milestone income in discontinued operations in December 2022. We received from Rayner the Milestone Payment together with accrued interest in February 2023.

Interest Income

During the year ended December 31, 2022, we recorded $18.6 million of income in discontinued operations, representing interest income on the outstanding OMIDRIA contract royalty asset at an implied interest rate of 11.0%.

Remeasurement Adjustments

The $14.5 million remeasurement adjustment was primarily due to reducing the royalty rate applicable to U.S. net sales of OMIDRIA from 50% to 30% on the occurrence of the milestone-triggering event and to an increase in the OMIDRIA net sales assumptions.

Income Tax Expense

For the year ended December 31, 2022, we recorded state income tax expense of $4.0 million, which could not be offset by prior period net operating losses and tax credit carryforwards.

OMIDRIA Contract Royalty Asset

The following schedule presents a rollforward of the OMIDRIA contract royalty asset (in thousands):

OMIDRIA contract royalty asset at December 31, 2021	$184,570
Royalties earned	(65,439)
Interest on OMIDRIA contract royalty asset	18,634
Remeasurement adjustments	14,457
OMIDRIA contract royalty asset at December 31, 2022	$152,222

Rayner’s U.S. net sales of OMIDRIA for the year ended December 31, 2022 were $130.9 million. We earned royalties of $65.4 million on OMIDRIA net sales which we recorded as a reduction from the OMIDRIA contract royalty asset. On the occurrence of the milestone event in December 2022, the royalty rate on U.S. net sales of OMIDRIA was reduced from 50% to 30%.

Financial Condition - Liquidity and Capital Resources

As of December 31, 2022, we had cash, cash equivalents and short-term investments of $194.9 million and outstanding accounts receivable of $213.2 million, substantially all of which have since been collected. For the year ended December 31, 2022, our cash used in operations was $86.5 million and our net income was $47.4 million, which includes the $200.0 million Milestone Payment.

We have $95.0 million of 2023 Notes that will mature and become due in November 2023. Unless the debt is repurchased or converted to equity at or prior to maturity, we plan to fund the repayment of the 2023 Notes through a combination of cash on hand, cash generated from operations, strategic transactions, sales of stock or through issuance of additional debt. From time to time, we may repurchase our outstanding notes in open market or through privately-negotiated transactions.

Historically, we have incurred net losses from continuing operations and negative operating cash flows. We have not yet established an ongoing source of revenue sufficient to cover our operating costs and, therefore, we could need to continue to raise additional capital to accomplish our business plan and to retire our outstanding convertible senior notes due in 2026. We plan to continue to fund our operations for at least the next twelve months with our existing cash and investments and our accounts receivable. If FDA approval is granted for HSCT-TMA within the next twelve months, sales of narsoplimab may also provide funds for our operations. We have a sales agreement to sell shares of our common stock, from time to time, in an “at the market” equity offering facility through which we may offer and sell shares of our common stock equaling an aggregate amount up to $150.0 million. Should it be determined to be strategically advantageous, we could pursue debt financings as well as public and private offerings of our equity securities, similar to those we have previously completed, or other strategic transactions, which may include licensing a portion of our existing technology. Should it be necessary to manage our operating expenses, we could also reduce our projected cash requirements by delaying clinical trials, reducing selected research and development efforts, or implementing other restructuring activities.

Cash Flow Data

	Year Ended
	December 31,
	2022	2021	2020

	(In thousands)
Selected cash flow data
Cash provided by (used in):
Operating activities	$(86,483)	$(109,722)	$(100,086)
Investing activities	$(127,564)	$193,710	$(67,031)
Financing activities	$124,248	$6,319	$174,534

Operating Activities. Net cash used in operating activities for the year ended December 31, 2022 decreased by $23.2 million compared to the same period in 2021. This change was primarily due to a decrease in net income of $146.8 million as we recognized $310.6 million of non-cash gain from the sale of OMIDRIA in the prior year and to a change in cash collections of $124.7 million through accounts receivables and royalty earnings. This was offset by a $200.0 million milestone receivable recognized in 2022 as well as $35.6 million in non-cash charges and $29.7 million of accounts payable, accrued expenses and other.

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

Investing Activities. Net cash provided by investing activities decreased $321.3 million during 2022 compared to 2021. This was driven by a $194.5 million decrease in net proceeds from the purchase and sale of investments and recognizing $126.0 million in proceeds from the sale of OMIDRIA in 2021.

Net cash provided by investing activities increased $260.7 million during 2021 compared to 2020. This was driven by the $126.0 million payment received at closing of the OMIDRIA asset sale and an increase of $134.7 million in net proceeds from the purchase and sale of investments.

Financing Activities. Net cash provided by financing activities increased $117.9 million during 2022 compared to the prior year. The increase was primarily due to receiving cash proceeds of $125.0 million in connection with the sale of a portion of our OMIDRIA royalties to DRI, which was partially offset by a reduction in stock option exercises of $8.0 million during 2022.

Net cash provided by financing activities during 2021 decreased $168.2 million as compared to 2020. The decrease was due to receiving cash proceeds during 2020 of $76.9 million, net, from the issuance of our 2026 Notes, which included payments for the partial repurchase of our 2023 Notes, payments for debt issuance costs, proceeds from termination of our 2023 capped call, and purchases of capped calls related to our 2026 Notes. In addition, in August 2020, we received net proceeds of $93.7 million from our public offering of our common stock.

Contractual Obligations and Commitments

Operating Leases

We lease our office and laboratory space in The Omeros Building under a lease agreement with BMR - 201 Elliott Avenue LLC. The initial term of the lease ends in November 2027 and we have two options to extend the lease term, each by five years. As of December 31, 2022, the remaining aggregate non-cancelable rent payable under the initial term of the lease, excluding common area maintenance and related operating expenses, was $33.7 million. We lease office and laboratory equipment under various operating and finance lease agreements with initial terms of five years or less.

Convertible Notes

For more information regarding the 2023 and 2026 Notes, see Part II, Item 8, “Note 8 - Unsecured Convertible Senior Notes”.

OMIDRIA Royalty Obligation

For more information regarding the OMIDRIA Royalty Obligation, see Part II, Item 8, “Note 9 - OMIDRIA Royalty Obligation”.

Goods & Services

We have certain non-cancelable obligations under other agreements for the acquisitions of goods and services associated with the manufacturing of our drug candidates, which contain firm commitments. As of December 31, 2022, our aggregate firm commitments were $24.2 million.

We may be required, in connection with in-licensing or asset acquisition agreements, to make certain royalty and milestone payments and we cannot, at this time, determine when or if the related milestones will be achieved or whether the events triggering the commencement of payment obligations will occur. Therefore, such payments are not included in the table above. For information regarding agreements that include these royalty and milestone payment obligations, see Part II, Item 8, “Note 11 - Commitments and Contingencies” to our Consolidated Financial Statements in this Annual Report on Form 10-K.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our consolidated financial statements, in conformity with U.S. generally accepted accounting principles (“GAAP”), requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances; however, actual results could differ from those estimates. An accounting policy is considered critical if it is important to a company’s financial condition and results of operations and if it requires the exercise of significant judgment and the use of estimates on the part of management in its application. Although we believe that our judgments and estimates are appropriate, actual results may differ materially from our estimates. For a summary of our critical accounting policies, see Part II, Item 8, “Note 2 - Significant Accounting Policies” to our Consolidated Financial Statements in this Annual Report on Form 10-K.

We believe the following to be our critical accounting policies because they are both important to the portrayal of our financial condition and results of operations and they require critical judgment by management and estimates about matters that are uncertain:

●	revenue recognition;
●	OMIDRIA royalties and contract asset accounting;
●	OMIDRIA royalty obligation accounting;
●	research and development expenses related to clinical trials;
●	accounting for lease agreements, primarily related to our computation of incremental borrowing rate;
●	accounting for convertible debt issuances, primarily related to fair valuing debt and issuance costs; and
●	stock-based compensation, primarily related to our fair value assumptions.

If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected.

Product Revenue Recognition

Prior to the December 23, 2021 sale of OMIDRIA to Rayner, we recorded revenue from product sales when the product was delivered to our wholesalers and title for the product was transferred. Product sales were recorded net of wholesaler distribution fees and estimated chargebacks, rebates, returns and purchase-volume discounts. Accruals or allowances were established for these deductions in the same period when revenue was recognized, and actual amounts incurred were offset against the applicable accruals or allowances. We reflected each of these accruals or allowances as either a reduction in the related accounts receivable or as an accrued liability depending on how the amount was expected to be settled.

OMIDRIA Royalties, Milestones and Contract Royalty Assets

We have rights to receive future royalties from Rayner on OMIDRIA net sales at royalty rates that vary based on geography and certain regulatory contingencies. Therefore, future OMIDRIA royalties are treated as variable consideration. To measure the OMIDRIA contract royalty asset, we used the expected value approach which is the discounted sum of probability-weighted royalty payments, we would receive using a range of potential outcomes, to the extent that it is probable that a significant reversal in the amount of cumulative income recognized will not occur. Our calculations take the net present value of the sum to arrive at the OMIDRIA contract royalty asset stated on the balance sheet. We revalued the contract royalty asset to reduce the applicable royalty percentage from 50% to 30%, as required under the Asset Purchase Agreement following the occurrence of the December 2022 event triggering the $200.0 million Milestone Payment. Royalties earned will be recorded as a reduction to the OMIDRIA contract royalty asset. The amount recorded in discontinued operations in future periods will reflect interest earned on the outstanding OMIDRIA contract royalty asset and any amounts received different from the expected royalties recorded at closing. The OMIDRIA contract royalty asset is subject to changes in net sales of OMIDRIA. All else being equal, a 10% increase or decrease in net sales results in a $15.2 million change in value of the OMIDRIA contract royalty asset, resulting in a potential contract royalty asset valued within the range of $137.0 million to $167.4 million. Changes in net sales could occur due to various risks such as competitors entering the market, changes in the standard of care for cataract patients and loss of separate payment status for OMIDRIA. In determining the value of the OMIDRIA contract royalty asset, we have considered all of these factors. The OMIDRIA contract royalty asset will be re-measured periodically using the expected value approach based on actual results and future expectations. Any required adjustment to the OMIDRIA contract royalty asset will be recorded in discontinued operations.

We receive monthly royalty payments based on Rayner’s OMIDRIA product sales in accordance with the Asset Purchase Agreement. Upon the closing of the Asset Purchase Agreement, we determined the expected minimum net present value of future OMIDRIA royalty receipts and recognized the amount as a gain on the sale of OMIDRIA in discontinued operations on our income statement and as an OMIDRIA contract royalty asset on our balance sheet. To determine the OMIDRIA contract royalty asset, we used the expected value approach which is based on the sum of probability-weighted payments we would receive using a range of potential outcomes at an effective interest rate of 11%. The contract royalty asset excludes any revenue which potentially may be reversed in the event of an over estimation.

OMIDRIA Royalty Obligations

The sale of any portion of our OMIDRIA royalty receipts is treated as a liability on our consolidated balance sheet to the extent that any of our royalties are capped, as this does not result in the transfer of a participating interest. We amortize royalty obligation liabilities over the term of the arrangement using the effective interest method and classify interest expense as a component of continuing operations.

To the extent our estimates of future royalties are less than previous estimates, we will adjust the carrying amount of the royalty obligation to the present value of the revised estimated cash flows, discounted at the original effective interest rate of 9.4% utilizing the cumulative catch-up method. The adjustment would be recognized as a component of net income (loss) from continuing operations.

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

Contracted research and manufacturing costs are primarily incurred in the development and production of our drug candidates. Prior to approval, our estimates are based on the timing of services provided. We record accrued expenses equal to our estimated expense in excess of amount invoiced by the suppliers.

Clinical trial expenses are estimated on a cost per patient that varies depending on the clinical trial site. As actual costs become known to us, we adjust our estimates; these changes in estimates may result in understated or overstated expenses at any given point in time.

Right-of-Use Assets and Related Lease Liabilities

We record operating leases on our Consolidated Balance Sheet as right-of-use assets and recognize the related lease liabilities equal to the fair value of the lease payments using our incremental borrowing rate when the implicit rate in the lease agreement is not readily available. We derive our incremental borrowing rate by assessing rates in recent market transactions, as adjusted for security interests and our credit quality.

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

Stock-Based Compensation

Stock-based compensation expense is recognized for all share-based payments made to employees, directors and non-employees based on estimated fair values. The fair value of our stock options is calculated using the Black-Scholes valuation model, which requires assumptions regarding volatility, risk-free rates, forfeiture rates and expected option life. We estimate forfeitures for expense recognition based on our historical experience. Groups of employees that have similar historical forfeiture behavior are considered separately. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense for new awards may differ materially from that recorded for existing awards and stock-based compensation for non-employees will vary as the awards are re-measured over the vesting term.

Recent Accounting Pronouncements

Please refer to Part II, Item 8, “Note 2 - Significant Accounting Policies” to our Consolidated Financial Statements in this Annual Report on Form 10-K for information regarding recent accounting pronouncements.

ITEM 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily confined to our investment securities. The primary objective of our investment activities is to preserve our capital to fund operations, and we do not enter into financial instruments for trading or speculative purposes. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in high-credit-quality securities. As of December 31, 2022, we had cash, cash equivalents and short-term investments of $194.9 million. In accordance with our investment policy, we invest funds in highly liquid, investment-grade securities. The securities in our investment portfolio are not leveraged and are classified as available-for-sale or held-to-maturity. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative effect on the realized value of our investment portfolio. We actively monitor changes in interest rates and, with our current portfolio of short-term investments which we intend to hold to maturity, we are not exposed to significant loss due to changes in interest rates.

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Omeros Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Omeros Corporation (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 13, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

OMIDRIA Contract Royalty Asset
Description of the Matter

As more fully described in Note 2 of the financial statements, the Company recorded a contract royalty asset in connection with its sale of OMIDRIA to Rayner Surgical, Inc. on December 23, 2021. To measure that contract royalty asset, the Company used the expected value approach, which is the discounted sum of the probability-weighted royalty payments using a range of potential outcomes, to the extent that it is probable that a significant reversal in the amount of cumulative income recognized will not occur.

Auditing management’s forecasts is complex and requires judgment due to the level of estimation uncertainty and the sensitivity of the asset’s value to changes in assumptions. In particular, the value of the OMIDRIA contract royalty asset is sensitive to changes in significant assumptions such as forecasted royalties due from Rayner Surgical, Inc. in various scenarios and the probability-weighting of those scenarios, which are affected by expectations about future market and regulatory conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s internal controls over management’s process for measuring the OMIDRIA contract royalty asset.

To test the measurement of the OMIDRIA contract royalty asset, we performed audit procedures that included, among others, evaluating (1) the estimated future royalties in various scenarios, and (2) management’s relative weighting of those scenarios. We compared estimated future royalties to the Company’s historical revenues and royalty rates in the asset purchase agreement. We evaluated the appropriateness and likelihood of occurrence of the various scenarios included in management’s calculation, given the Company’s experience and industry trends, and verified the clerical accuracy of the calculation. We also evaluated the Company’s disclosures in the consolidated financial statements related to these matters.

/s/Ernst & Young LLP

We have served as the Company’s auditor since 1998.

Seattle, Washington

March 13, 2023

OMEROS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$11,009	$100,808
Short-term investments	183,909	56,458
OMIDRIA contract royalty asset, short-term	28,797	44,319
Receivables, net	213,221	38,155
Prepaid expense and other assets	6,300	8,216
Total current assets	443,236	247,956
OMIDRIA contract royalty asset	123,425	140,251
Right of use assets	21,762	28,276
Property and equipment, net	1,492	1,731
Restricted investments	1,054	1,054
Total assets	$590,969	$419,268

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$5,989	$13,400
Accrued expenses	30,551	33,134
Current portion of unsecured convertible senior notes, net	94,381	—
Current portion of OMIDRIA royalty obligation	1,152	—
Current portion of lease liabilities	4,310	5,255
Total current liabilities	136,383	51,789
Unsecured convertible senior notes, net	220,906	313,458
OMIDRIA royalty obligation	125,126	—
Lease liabilities, non-current	22,426	29,126
Other accrued liabilities - noncurrent	444	1,115
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized; none issued and outstanding at December 31, 2022 and December 31, 2021.	—	—
Common stock, par value $0.01 per share, 150,000,000 shares authorized at December 31, 2022 and December 31, 2021; 62,828,765 and 62,628,855 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively.	628	626
Additional paid-in capital	720,773	706,288
Accumulated deficit	(635,717)	(683,134)
Total shareholders’ equity	85,684	23,780
Total liabilities and shareholders’ equity	$590,969	$419,268

See accompanying Notes to Consolidated Financial Statements

OMEROS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020

Costs and expenses:
Research and development	$112,721	$118,775	$107,612
Selling, general and administrative	50,668	54,842	49,306
Total costs and expenses	163,389	173,617	156,918
Loss from operations	(163,389)	(173,617)	(156,918)
Loss on early extinguishment of debt	—	—	(13,374)
Interest expense	(22,702)	(19,669)	(26,751)
Interest and other income	4,062	1,740	654
Loss from continuing operations before income tax benefit	(182,029)	(191,546)	(196,389)
Income tax benefit	—	—	23,256
Net loss from continuing operations	(182,029)	(191,546)	(173,133)
Net income from discontinued operations, net of tax	229,446	385,781	35,072
Net income (loss)	$47,417	$194,235	$(138,061)

Basic and diluted net income (loss) per share:
Net loss from continuing operations	$(2.90)	$(3.07)	$(3.02)
Net income from discontinued operations	3.66	6.19	0.61
Net income (loss)	$0.76	$3.12	$(2.41)

Weighted-average shares used to compute basic and diluted net income (loss) per share	62,737,091	62,344,100	57,176,743

See accompanying Notes to Consolidated Financial Statements

OMEROS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity/(Deficit)
Balance at December 31, 2019	54,200,810	$542	$625,048	$(734,611)	$(109,021)
Issuance of common stock in direct offering, net of offering costs	6,900,000	69	93,606	—	93,675
Issuance of common stock upon exercise of stock options	556,421	5	5,017	—	5,022
Issuance of common stock upon grant of restricted stock awards	14,000	—	155	—	155
Stock-based compensation	—	—	14,770	—	14,770
Equity component of 2026 Notes, net of issuance costs	—	—	61,628	—	61,628
Purchase of 2026 Capped Calls	—	—	(23,223)	—	(23,223)
Equity component of early extinguishment of 2023 Notes	—	—	(22,073)	—	(22,073)
Termination of the 2023 Capped Call contracts related to debt repurchased	—	—	8,387	—	8,387
Income tax benefit related to issuance of 2026 Notes	—	—	(12,011)	—	(12,011)
Net loss	—	—	—	(138,061)	(138,061)
Balance at December 31, 2020	61,671,231	616	751,304	(872,672)	(120,752)
Issuance of common stock upon exercise of stock options	945,924	10	8,372	—	8,382
Issuance of common stock upon grant of restricted stock awards	11,700	—	91	—	91
At the market offering fees	—	—	(241)	—	(241)
Stock-based compensation	—	—	17,539	—	17,539
Cumulative effect of adopting ASU 2020-06	—	—	(70,777)	(4,697)	(75,474)
Net income	—	—	—	194,235	194,235
Balance at December 31, 2021	62,628,855	626	706,288	(683,134)	23,780
Issuance of common stock upon exercise of stock options	101,160	1	414	—	415
Issuance of common stock upon vesting of restricted stock units	98,750	1	(1)	—	—
Stock-based compensation	—	—	14,072	—	14,072
Net income	—	—	—	47,417	47,417
Balance at December 31, 2022	62,828,765	$628	$720,773	$(635,717)	$85,684

See accompanying Notes to Consolidated Financial Statements

OMEROS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities:
Net income (loss)	$47,417	$194,235	$(138,061)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	14,072	17,630	14,925
Gain on sale of OMIDRIA, gross	—	(310,563)	—
Non-cash interest expense on unsecured convertible debt	1,830	1,696	11,649
Non-cash interest expense on future royalty obligation	1,695	—	—
Depreciation and amortization	952	1,386	1,616
Noncash adjustments on buyout of equipment finance leases	64	—	—
Remeasurement on OMIDRIA contract royalty asset	(18,634)	—	—
Interest on OMIDRIA contract royalty asset	(14,457)	—	—
Early termination of operating lease	(454)	—	—
Loss on early extinguishment of debt	—	—	13,374
Deferred income tax	—	—	(12,011)
Fair value settlement upon termination of cap call contract	—	—	838
Changes in operating assets and liabilities:
Receivables	(175,066)	(34,314)	31,344
Prepaid expenses and other	1,324	5,568	(4,024)
OMIDRIA contract royalty asset	65,439	—	—
Accounts payable and accrued expense	(10,665)	14,640	(19,736)
Net cash used in operating activities	(86,483)	(109,722)	(100,086)
Investing activities:
Cash proceeds on sale of OMIDRIA	—	125,993	—
Purchases of investments	(429,045)	(32,006)	(133,194)
Proceeds from the sale and maturities of investments	301,594	100,000	66,446
Purchases of property and equipment	(113)	(277)	(283)
Net cash provided by (used in) investing activities	(127,564)	193,710	(67,031)
Financing activities:
Proceeds upon entering into OMIDRIA royalty obligation	125,000	—	—
Principal payments on OMIDRIA royalty obligations	(417)	—	—
Proceeds from issuance of convertible debt	—	—	225,030
Payments for debt issuance costs	—	—	(6,785)
Purchases of capped calls related to convertible senior notes	—	—	(23,223)
Payments for repurchases of convertible senior notes	—	—	(125,638)
Proceeds from termination of capped call contracts	—	—	7,549
Proceeds from issuance of common stock, net	—	—	93,675
Release in restricted investments	—	—	99
Proceeds upon exercise of stock options and warrants	415	8,383	5,022
Payments on finance lease obligations	(750)	(1,823)	(1,195)
At the market offering costs	—	(241)	—
Net cash provided by financing activities	124,248	6,319	174,534
Net increase (decrease) in cash and cash equivalents	(89,799)	90,307	7,417
Cash and cash equivalents at beginning of period	100,808	10,501	3,084
Cash and cash equivalents at end of period	$11,009	$100,808	$10,501

Supplemental cash flow information
Cash paid for interest	$19,178	$17,876	$11,603
Equipment acquired under finance lease	$40	$289	$216

See accompanying Notes to Consolidated Financial Statements

OMEROS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Basis of Presentation

General

Omeros Corporation (“Omeros,” the “Company” or “we”) is a clinical-stage biopharmaceutical company committed to discovering, developing and commercializing small-molecule and protein therapeutics for large-market as well as orphan indications targeting immunologic disorders including complement-mediated diseases, cancers, and addictive and compulsive disorders. We marketed our first drug product OMIDRIA® (phenylephrine and ketorolac intraocular solution) 1% / 0.3% for use during cataract surgery or intraocular lens replacement in the United States (the “U.S.”) until we sold OMIDRIA and related business assets on December 23, 2021 (see “Sale of OMIDRIA Assets” below for additional information).

The lead drug candidate in our pipeline of complement-targeted therapeutics is narsoplimab, a proprietary, patented human monoclonal antibody targeting mannan-binding lectin-associated serine protease 2 (“MASP-2”), the key activator of the lectin pathway of complement. Clinical development of narsoplimab is currently focused primarily on hematopoietic stem cell transplant-associated thrombotic microangiopathy (“HSCT-TMA”) and immunoglobulin A (“IgA”) nephropathy. Our pipeline of clinical-stage investigational agents also includes: our long-acting MASP-2 inhibitor, OMS1029, our inhibitor of mannan-binding lectin-associated serine protease-3 (“MASP-3”), OMS906, and our phophodiesterase 7 (“PDE7”) inhibitor, OMS527.

Sale of OMIDRIA Assets

On December 23, 2021, we closed on an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Rayner Surgical Inc. (“Rayner”) for the sale of our commercial product OMIDRIA and certain related assets including inventory and prepaid expenses. Rayner paid us $126.0 million in cash at closing, and we retained all outstanding accounts receivable, accounts payable and accrued expenses as of the closing date.

Under the Asset Purchase Agreement, Omeros is entitled to receive a milestone payment of $200.0 million (the “Milestone Payment”) within 30 days following an event that establishes separate payment for OMIDRIA for a continuous period of at least four years when furnished in the ambulatory surgery center (“ASC”) setting. In December 2022, the milestone event occurred and we recorded a $200.0 million milestone receivable. We received the Milestone Payment together with accrued interest in February 2023.

As a result of the divestiture, the results of OMIDRIA operations (e.g., revenues and operating costs) have been reclassified to discontinued operations in our consolidated statements of operations and comprehensive income (loss) and excluded from continuing operations for all periods presented (See “Note 3 – Discontinued Operations”).

Basis of Presentation

Our consolidated financial statements include the financial position and results of operations of Omeros and our wholly owned subsidiaries. All inter-company transactions have been eliminated. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Liquidity and Capital Resources

As of December 31, 2022, we had cash, cash equivalents and short-term investments of $194.9 million and outstanding accounts receivable of $213.2 million, substantially all of which have since been collected subsequent to year end. Our cash used in operations was $86.5 million and our net income for the year ended December 31, 2022 was $47.4 million, which included the $200.0 million Milestone Payment. In addition, the principal balance of $95.0 million outstanding on our 2023 convertible senior notes becomes due in November 2023.

Historically, we have incurred net losses from continuing operations and negative operating cash flows. We have not yet established an ongoing source of revenue sufficient to cover our operating costs and, therefore, could need to raise additional capital to accomplish our business plan and to retire our outstanding convertible senior notes due in 2026. We plan to continue to fund our operations for at least the next twelve months with our existing cash and investments and our accounts receivable. If FDA approval is granted for HSCT-TMA within the next twelve months, sales of narsoplimab may also provide funds for our operations. We have a sales agreement to sell shares of our common stock, from time to time, in an “at the market” equity offering facility through which we may offer and sell shares of our common stock equaling an aggregate amount up to $150.0 million. Should it be determined to be strategically advantageous, we could pursue debt financings as well as public and private offerings of our equity securities, similar to those we have previously completed, or other strategic transactions, which may include licensing a portion of our existing technology.

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

Planned or completed business dispositions are presented as discontinued operations when all the criteria described above are met. For those divestitures that qualify as discontinued operations, all comparative periods presented are reclassified in the consolidated balance sheets. Additionally, the results of operations of a discontinued operation are reclassified to income from discontinued operations, net of tax, for all periods presented in the consolidated statements of operations and comprehensive income (loss). Results of discontinued operations include all revenues and expenses directly derived from such businesses; general corporate overhead is not allocated to discontinued operations. The OMIDRIA asset sale to Rayner qualifies as a discontinued operation and has been presented as such for all reporting periods presented. The Company included information regarding cash flows from discontinued operations (see “Note 3 – Discontinued Operations”).

OMIDRIA Royalties, Milestones and Contract Royalty Assets

We have rights to receive future royalties from Rayner on OMIDRIA net sales at royalty rates that vary based on geography and certain regulatory contingencies. Therefore, future OMIDRIA royalties are treated as variable consideration. The sale of OMIDRIA qualified as an asset sale under GAAP. To measure the OMIDRIA contract royalty asset, we used the expected value approach which is the sum of the discounted probability-weighted royalty payments, we would receive using a range of potential outcomes, to the extent that it is probable that a significant reversal in the amount of cumulative income recognized will not occur. As contemplated by the Asset Purchase Agreement, the royalty rate applicable to U.S. net sales of OMIDRIA was reduced from 50% to 30% upon the occurrence, in December 2022, of the event triggering the $200.0 million Milestone Payment. Consequently, we revalued the OMIDRIA contract royalty asset using the 30% royalty rate on U.S. net sales and adjusted the probability weighted outcomes to reflect the occurrence of the milestone event. Royalties earned are recorded as a reduction to the OMIDRIA contract royalty asset. The amount recorded in discontinued operations in future periods will reflect interest earned on the outstanding OMIDRIA contract royalty asset at 11.0% and any amounts we receive that are different from the expected royalties. The OMIDRIA contract royalty asset will be re-measured periodically using the expected value approach based on actual results and future expectations. Any required adjustment to the OMIDRIA contract royalty asset will be recorded in discontinued operations.

OMIDRIA Royalty Obligation

On September 30, 2022, we sold to DRI Healthcare Acquisitions LP (“DRI”) an interest in a portion of our future OMIDRIA royalty receipts for a purchase price of $125.0 million in cash (see “Note 9 - OMIDRIA Royalty Obligation”).

The $125.0 million cash consideration was recorded as an “OMIDRIA royalty obligation” on our consolidated balance sheet. The liability is amortized over the term of the arrangement using the implied effective interest rate of 9.4%. Interest expense is recorded as a component of continuing operations.

To the extent our estimates of future royalties are less than previous estimates, we will adjust the carrying amount of the OMIDRIA royalty obligation to the present value of the revised estimated cash flows, discounted at the 9.4% original effective interest rate utilizing the cumulative catch-up method. The adjustment would be recognized as a component of net income (loss) from continuing operations.

Cash and Cash Equivalents, Short-Term Investments and Restricted Investments

Cash and cash equivalents include highly liquid investments with a maturity of three months or less on the date of purchase which can be easily converted into cash without a significant impact to their value. Short-term investment securities are classified as held-to-maturity or available-for-sale. Investments classified as held-to-maturity are carried at cost. Investments classified as available-for-sale are carried at fair value. Unrealized gains and losses on investments classified as available-for-sale are reported as a separate component of shareholders’ equity. Amortization, accretion, interest, and dividends, realized gains and losses and declines in value judged to be other-than-temporary are included in other income. The cost of securities sold is based on the specific-identification method. Investments with maturities of less than one year, or those for which management intends to use the investments to fund current operations, are included in current assets. We evaluate whether an investment is other-than-temporarily impaired based on the specific facts and circumstances. Factors that are considered in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis; the financial condition of the investee; and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment. Restricted investments held in money-market funds include security deposits held by our landlord.

Investment income, which is included as a component of other income, consists primarily of interest earned.

Inventory

We expense inventory costs related to product candidates as research and development expenses until regulatory approval is reasonably assured in the U.S. or the European Union (“EU”). Once approval is reasonably assured, costs, including amounts related to third-party manufacturing, transportation and internal labor and overhead, will be capitalized.

Receivables, Net

Receivables at December 31, 2022 primarily consisted of the $200.0 million milestone and royalties receivable from Rayner. Receivables at December 31, 2021 were primarily OMIDRIA customer receivables made prior to the sale to Rayner and collected after the closing. Considering the nature of our receivables, we concluded an allowance for doubtful accounts was not necessary as of December 31, 2022 and 2021.

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

Unsecured Convertible Senior Notes

On January 1, 2021, we adopted Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion Options (Subtopic 470.20 and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) on a modified retrospective basis. ASU 2020-06 removed the separate liability and equity accounting for our convertible senior notes that was required under previous guidance and allows us to account for our convertible senior notes wholly as debt. Upon adoption, we removed the equity component allocated to debt issuance costs increasing unsecured convertible senior notes and shareholders’ equity by $75.5 million.

Transactions involving contemporaneous exchanges of cash between the same debtor and creditor in connection with the issuance of a new debt obligation and satisfaction of an existing debt obligation by the debtor are evaluated as a modification or an exchange transaction depending on whether the exchange is determined to have substantially different terms. The 6.25% Convertible Senior Notes (the “2023 Notes”) repurchase and issuance of the 5.25% Convertible Senior Notes (“2026 Notes”) were deemed to have substantially different terms due to the significant difference between the value of the conversion option immediately prior to and after the exchange. Therefore, the repurchase of the 2023 Notes was accounted for as a debt extinguishment. (See “Note 8 - Unsecured Convertible Senior Debt”).

Impairment of Long-Lived Assets

We assess the impairment of long-lived assets, primarily property and equipment, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparing the carrying value to future undiscounted cash flows that the asset is expected to generate. If the asset is impaired, the amount of any impairment will be reflected in the results of operations in the period of impairment. We have not recognized any impairment losses for the years ended December 31, 2022, 2021 and 2020.

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

Selling, General and Administrative

Selling, general and administrative expenses are comprised primarily of salaries, benefits, and stock-compensation costs for sales, marketing, and other personnel not directly engaged in research and development. Additionally, selling, general and administrative expenses include marketing and selling expenses, professional and legal services; patent costs; depreciation, an allocation of our occupancy costs; and other general corporate expenses. Advertising costs, which we consider to be media and marketing materials, are expensed as incurred and were $3.2 million, $7.8 million and $5.6 million during the years ended December 31, 2022, 2021 and 2020, respectively. Of these amounts, advertising costs related to the discontinued operations of OMIDRIA were $2.0 million and $1.1 million in 2021 and 2020, respectively.

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

Stock-Based Compensation

Stock-based compensation expense is recognized for all share-based payments, including grants of stock option awards and restricted stock units (“RSU”) based on estimated fair values. The fair value of our stock is calculated using the Black-Scholes option-pricing model, which requires judgmental assumptions around volatility, forfeiture rates, risk-free rate and expected term. Compensation expense is recognized over the requisite service periods, which is generally the vesting period, using the straight-line method. Forfeiture expense is estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised of net income (loss) and certain changes in equity that are excluded from net income (loss). There was no difference between comprehensive income (loss) and net income (loss) for the years ended December 31, 2022, 2021 or 2020.

Financial Instruments and Concentrations of Credit Risk

Cash and cash equivalents, receivables, accounts payable and accrued liabilities, which are recorded at invoiced amount or cost, approximate fair value based on the short-term nature of these financial instruments. The fair value of short-term investments is based on quoted market prices. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and receivables. Cash and cash equivalents are held by financial institutions and are federally insured up to certain limits. At times, our cash and cash equivalents balance held at a financial institution may exceeds the federally insured limits. To limit the credit risk, we invest our excess cash in high-quality securities such as money market mutual funds, certificates of deposit and U.S. treasury bills.

Note 3—Discontinued Operations

On December 23, 2021, we closed an Asset and Purchase Agreement for the sale of OMIDRIA and certain related assets including inventory and prepaid expenses. We retained the outstanding accounts receivable and all outstanding liabilities related to OMIDRIA as of the closing date.

Upon closing, we received an up-front cash payment of $126.0 million. We received a 50% royalty on OMIDRIA net sales in the U.S. following the sale of OMIDRIA. The occurrence of the milestone event in December 2022 resulted in recognition of the $200.0 million Milestone Payment and reduced our royalty rate on U.S. OMIDRIA net sales (the “U.S. base royalty rate”) to 30% until the expiration or termination of the last issued and unexpired U.S. patent, which we expect to occur no earlier than 2033. The U.S. base royalty rate would be reduced to 10% upon the occurrence of certain events described in the Asset Purchase Agreement, including during any specific period in which OMIDRIA is no longer eligible for separate payment.

The sale of OMIDRIA was recorded as an asset sale. Additionally, the results of operations for OMIDRIA are recorded as income from discontinued operations for all periods presented in the consolidated statements of operations and comprehensive income (loss).

The following schedule is a rollforward of the OMIDRIA contract royalty asset (in thousands):

OMIDRIA contract royalty asset at December 31, 2021	$184,570
Royalties earned	(65,439)
Interest on OMIDRIA contract royalty asset	18,634
Remeasurement adjustments	14,457
OMIDRIA contract royalty asset at December 31, 2022	$152,222

During the year ended December 31, 2022, we earned royalties of $65.4 million on U.S. net sales of OMIDRIA, which we recorded as a reduction from the OMIDRIA contract royalty asset. Additionally, we recorded $33.1 million of income in discontinued operations comprising effective interest on the OMIDRIA contract royalty asset and remeasurement adjustments.

Net income from discontinued operations, net of tax is as follows:

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
Product sales, net	$—	$110,735	$73,813
Costs and expenses	—	30,631	27,496
Gross margin	—	80,104	46,317
Gain on sale of OMIDRIA	—	305,648	—
Milestone income	200,000	—	—
Interest on OMIDRIA contract royalty asset	18,634	—	—
Remeasurement adjustments	14,457	—	—
Other income	307	1,035	—
Income before income tax	233,398	386,787	46,317
Income tax expense (1)	(3,952)	(1,006)	(11,245)
Net income from discontinued operations, net of tax	$229,446	$385,781	$35,072

(1)	For further discussion of income tax expense refer to “Note 14 – Income Taxes”.

The year ended December 31, 2021 included a gain on the sale of OMIDRIA comprised as follows (in thousands):

Cash proceeds	$125,993
OMIDRIA contract royalty asset	184,570
Gain on sale of OMIDRIA, gross	310,563
Transaction and closing costs	(1,972)
RSUs granted to transferred employees	(1,419)
Prepaid assets and inventory at cost	(1,524)
Gain on sale of OMIDRIA	$305,648

Cash flow from discontinued operations is as follows:

	Year Ended December 31, 2022
	2022	2021	2020

	(In thousands)
Net cash provided by discontinued operations from operating activities	$44,929	$56,344	$25,888
Net cash provided by discontinued operations from investing activities	$—	$125,993	$—

We historically recorded revenue from product sales when the product was delivered to our wholesalers and title for the product was transferred. Product sales were recorded net of wholesaler distribution fees and estimated chargebacks, rebates, returns and purchase-volume discounts. Accruals or allowances were established for these deductions in the same period when revenue was recognized, and actual amounts incurred were offset against the applicable accruals or allowances. We reflected each of these accruals or allowances as either a reduction in the related accounts receivable or as an accrued liability depending on how the amount was expected to be settled.

Prior to the sale of OMIDRIA to Rayner, we sold OMIDRIA through four wholesalers. These wholesalers, including entities under their common control, each accounted for greater than 15% of our total revenues for the years ended December 31, 2021 and 2020. Collectively, they accounted for 100% of our total sales. These wholesalers, and entities under their common control, each represented greater than 10% of our accounts receivable as of December 31, 2021 and 2020.

Note 4—Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share (“Diluted EPS”) is computed by dividing net income (loss) by the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Our potentially dilutive securities include common shares related to our stock options, warrants, RSUs and unsecured convertible senior notes calculated using the treasury stock method. In periods where we have a net loss from continuing operations but overall net income, we do not compute Diluted EPS. Potentially dilutive securities excluded from Diluted EPS are as follows:

	Year Ended December 31,
	2022	2021	2020
2026 Notes convertible to common stock (1)	12,172,008	12,172,008	6,086,004
2023 Notes convertible to common stock (1)	4,941,739	4,941,739	7,932,791
Outstanding options to purchase common stock	9,488	1,707,371	1,585,332
Outstanding restricted stock units	98,750	2,642	—
Outstanding warrants to purchase common stock	—	—	10,792
Total potentially dilutive shares excluded from net income (loss) per share	17,221,985	18,823,760	15,614,919

(1)	The 2023 Notes and 2026 Notes (defined below) are subject to a capped call arrangement that potentially reduces the dilutive effect as described in “Note 8 - Unsecured Convertible Senior Notes”. Any potential impact of the capped call arrangement is excluded from this table.

Note 5—Receivables, Net

Receivables, net consists of the following:

	December 31,	December 31,
	2022	2021

	(In thousands)
OMIDRIA milestone receivable	$200,000	$—
OMIDRIA royalty receivables	12,966	1,035
Trade receivables, net	—	35,470
Sublease and other receivables	255	1,650
Total receivables, net	$213,221	$38,155

Trade receivables contained no significant chargeback and product return allowance as of December 31, 2022 compared to $2.0 million of chargeback and product return allowances as of December 31, 2021. Based on the nature of our receivables, we determined a reserve for doubtful accounts was not required for the years ended December 31, 2022 and 2021.

Note 6—Fair-Value Measurements

As of December 31, 2022, all investments were classified as held-to-maturity and earnings were included in interest and other income. As of December 31, 2021, all investments were classified as short-term and available-for-sale.

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

Our fair-value hierarchy for our financial assets are as follows:

	December 31, 2022
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Money-market funds classified as short-term investments	$84,882	$—	$—	$84,882
U.S. government treasury bills classified as short-term investments	99,027	—	—	99,027
Total short-term investments	183,909	—	—	183,909
Money-market funds classified as non-current restricted investments	1,054	—	—	1,054
Total	$184,963	$—	$—	$184,963

	December 31, 2021
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Money-market funds classified as short-term investments	$56,458	$—	$—	$56,458
Money-market funds classified as non-current restricted investments	1,054	—	—	1,054
Total	$57,512	$—	$—	$57,512

Unrealized gains and losses on our short-term investments were not material for either period presented. Cash held in demand deposit accounts of $11.0 million and $100.8 million is excluded from our fair-value hierarchy disclosure as of December 31, 2022 and 2021, respectively. The carrying amounts for receivables, accounts payable and accrued liabilities, and other current monetary assets and liabilities, including lease financing obligations, approximate fair value.

See “Note 8 - Unsecured Convertible Senior Notes” and “Note 9 – OMIDRIA Royalty Obligation” for the carrying amount and estimated fair value of our 5.25% convertible senior notes due 2026, 6.25% convertible senior notes due 2023 and OMIDRIA royalty obligation.

Note 7—Certain Balance Sheet Accounts

Property and Equipment, Net

Property and equipment, net consists of the following:

	December 31,	December 31,
	2022	2021

	(In thousands)
Equipment under finance leases	$6,204	$5,979
Laboratory equipment	3,135	3,091
Computer equipment	1,076	1,069
Office equipment and furniture	625	625
Total cost	11,040	10,764
Less accumulated depreciation and amortization	(9,548)	(9,033)
Total property and equipment, net	$1,492	$1,731

For the years ended December 31, 2022, 2021 and 2020, depreciation and amortization expenses were $1.0 million, $1.4 million and $1.6 million, respectively.

Accrued Expenses

Accrued expenses consist of the following:

	December 31,	December 31,
	2022	2021

	(In thousands)
Employee compensation	$6,665	$3,706
Clinical trials	5,536	2,430
Interest payable	5,172	5,172
Income taxes payable	4,871	338
Consulting and professional fees	4,425	7,455
Contract research and development	3,209	3,916
Sales rebates, fees and discounts	—	8,442
Other accrued expenses	673	1,675
Total accrued expenses	$30,551	$33,134

Note 8—Unsecured Convertible Senior Notes

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

Unsecured convertible senior notes outstanding at December 31, 2022 and 2021, respectively, are as follows:

	Balance as of December 31, 2022
	2023 Notes	2026 Notes	Total

	(In thousands)
Principal amount	$95,000	$225,030	$320,030
Unamortized debt issuance costs	(619)	(4,124)	(4,743)
Total unsecured convertible senior notes, net	$94,381	$220,906	$315,287

Fair value of outstanding unsecured convertible senior notes (1)	$92,031	$118,141

	Balance as of December 31, 2021
	2023 Notes	2026 Notes	Total

	(In thousands)
Principal amount	$95,000	$225,030	$320,030
Unamortized discount	(1,282)	(5,290)	(6,572)
Total unsecured convertible senior notes, net	$93,718	$219,740	$313,458

Fair value of outstanding unsecured convertible senior notes (1)	$87,163	$171,867
(1)	The fair value is classified as Level 3 due to the limited trading activity for the unsecured convertible senior notes.

2023 Convertible Senior Notes

The 2023 Notes are unsecured and accrue interest at an annual rate of 6.25% per annum, payable semi-annually in arrears on May 15 and November 15 of each year. The 2023 Notes mature on November 15, 2023 unless earlier purchased, redeemed or converted in accordance with their terms and are classified as a current liability on our Consolidated Balance Sheets as of December 31, 2022.

The 2023 Notes are convertible into cash, shares of our common stock or a combination thereof, as we elect at our sole discretion. The initial conversion rate is 52.0183 shares of our common stock per $1,000 of note principal (equivalent to an initial conversion price of approximately $19.22 per share of common stock), subject to adjustment in certain circumstances. To reduce the dilutive impact or potential cash expenditure associated with conversion of the 2023 Notes, we entered into a capped call transaction (the “2023 Capped Call”), which essentially covers the number of shares of our common stock underlying the 2023 Notes when our common stock is trading between the initial conversion price of $19.22 per share and $28.84 per share. However, should the market price of our common stock exceed the $28.84 cap, then the conversion of the 2023 Notes would have an additional dilutive impact or may require a cash expenditure to the extent the market price exceeds the cap price.

In August and September 2020, we issued the 2026 Notes and used approximately $125.6 million of the net proceeds to repurchase $115.0 million principal amount of the 2023 Notes (see “2026 Convertible Senior Notes” below). Upon repurchase, the settlement consideration was allocated between the repurchase of the liability and the equity component with the fair value of the liability component estimated to be $103.6 million based on the expected future cash flows associated with the $115.0 million principal amount discounted at a 9.9% effective interest rate. The remaining $22.0 million was accounted for as a repurchase of the equity component, reducing additional paid-in capital. As of the repurchase date of August 14, 2020, the carrying value of the repurchased 2023 Notes, net of unamortized debt discount and issuance costs, was $90.2 million. The difference between the $103.6 million fair value of the 2023 Notes repurchased and the carrying value of $90.2 million resulted in a $13.4 million loss on early extinguishment of debt. After giving effect to the repurchase, the total principal amount outstanding under the 2023 Notes as of August 14, 2020 was $95.0 million.

In connection with the repurchase of $115.0 million in principal amount of the 2023 Notes, we terminated a proportionate amount of the related 2023 Capped Call for approximately 6.0 million underlying shares. Upon settlement, the Company received $7.5 million in cash and recorded a $0.8 million loss due to the change in fair value of the contract between signing and settlement dates. The proceeds were recorded as cash with a corresponding increase in additional paid-in capital, and the loss was recorded to other expense in the consolidated statements of operations and comprehensive income (loss). As of December 31, 2022, approximately 4.9 million shares remained outstanding on the 2023 Capped Call.

Upon adoption of ASU 2020-06 in January 2021, we removed the equity component allocated to debt issuance costs. The unamortized debt issuance costs of $0.6 million as of December 31, 2022 will be amortized to interest expense at an effective interest rate of 7.0% over the remaining term.

The following table sets forth total interest expense recognized in connection with the 2023 Notes:

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
Contractual interest expense	$5,938	$5,938	$10,410
Amortization of debt issuance costs	663	618	669
Amortization of debt discount	—	—	7,728
Total	$6,601	$6,556	$18,807

2026 Convertible Senior Notes

In August and September 2020, we issued $225.0 million aggregate principal amount of our 2026 Notes and repurchased $125.6 million of our 2023 Notes.

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

In order to reduce the dilutive impact or potential cash expenditure associated with the conversion of the 2026 Notes, we entered into capped call transactions in connection with the issuances of the 2026 Notes (the ‘2026 Capped Call’). The 2026 Capped Call will cover, subject to anti-dilution adjustments substantially similar to those applicable to the 2026 Notes, the number of shares of common stock underlying the 2026 Notes when our common stock is trading within the range of approximately $18.49 and $26.10. However, should the market price of our common stock exceed the $26.10 cap, then the conversion of the 2026 Notes would have an additional dilutive impact or may require a cash expenditure to the extent the market price exceeds the cap price. The 2026 Capped Call will expire on various dates over the 50-trading-day period ranging from December 2, 2025 to February 12, 2026, if not exercised earlier. The 2026

Capped Call is a separate transaction and not part of the terms of the 2026 Notes and was executed separately from the issuance of the 2026 Notes. The amount paid for the 2026 Capped Call was recorded as a reduction to additional paid-in capital in the consolidated balance sheet. As of December 31, 2022, approximately 12.2 million shares remained outstanding under the 2026 Capped Call.

We evaluated the accounting for the issuance of the 2026 Notes and concluded that the embedded conversion features meet the requirements for a derivative scope exception for instruments that are both indexed to an entity’s own stock and classified in stockholders’ equity in its balance sheet, and that the cash conversion guidance applies. Upon issuance, the proceeds of $225.0 million were allocated first to the liability component based on the fair value of non-convertible debt with the residual proceeds allocated to the equity component for the conversion features. The Company allocated $6.8 million in issuance costs associated with the 2026 Notes to the liability and equity component in the same proportion as the $225.0 million in proceeds.

Further, we concluded the 2026 Capped Call qualifies for a derivative scope exception for instruments that are both indexed to an entity’s own stock and classified in stockholders’ equity in its balance sheet. Consequently, the fair value of the 2026 Capped Call of $23.2 million is classified as equity, not accounted for as derivatives, and will not be subsequently remeasured.

Upon adoption of ASU 2020-06 in January 2021, we removed the equity component allocated to debt issuance costs. The unamortized debt issuance costs of $4.1 million as of December 31, 2022 will be amortized to interest expense at an effective interest rate of 5.9% over the remaining term.

The following table sets forth interest expense recognized related to the 2026 Notes:

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
Contractual interest expense	$11,814	$11,814	$4,397
Amortization of debt issuance costs	1,167	1,078	230
Amortization of debt discount	—	—	3,022
Total	$12,981	$12,892	$7,649

Future Minimum Principal Payments

Future minimum principal for the 2023 and 2026 Notes as of December 31, 2022 are as follows (in thousands):

2023	$95,000
2024	—
2025	—
2026	225,030
Total future minimum principal payments under the 2023 Notes and 2026 Notes	$320,030

Note 9—OMIDRIA Royalty Obligation

On September 30, 2022, we sold to DRI an interest in our future OMIDRIA royalty receipts and received $125.0 million in cash consideration which was recorded as an OMIDRIA royalty obligation on our consolidated balance sheet. DRI is entitled to receive royalties on OMIDRIA net sales between September 1, 2022 and December 31, 2030, subject to annual caps. DRI receives their prorated monthly cap amount before we receive any royalty proceeds. DRI is not entitled to carry-forward nor recoup any shortfall if the royalties paid by Rayner for an annual period are less than the cap amount applicable to each discrete calendar year. Additionally, DRI has no recourse to or security interest in our assets other than our OMIDRIA royalty receipts, and we retain all royalty receipts in excess of the respective cap in any given calendar year. DRI will receive a total of $125.0 million in payment no sooner than August 2028, and the maximum future payout that DRI is entitled to receive as of December 31, 2022 is $186.8 million which, if fully paid, would be at an effective interest rate of 9.4%.

The changes in the OMIDRIA royalty obligation during the year ended December 31, 2022 are as follows (in thousands):

Principal amount borrowed at September 30, 2022	$125,000
Capitalized accrued interest	1,695
Principal payments	(417)
OMIDRIA royalty obligation at December 31, 2022	$126,278

The OMIDRIA royalty obligation is classified as a Level 3 liability as its valuation requires substantial judgment and estimation of factors that are not currently observable in the market. As of December 31, 2022, the obligation’s carrying value approximates fair value.

For the year ended December 31, 2022, we incurred $2.9 million of interest expense of which $1.7 million was non-cash and added to the outstanding principal balance of the OMIDRIA royalty obligation and $1.2 million was cash.

As of December 31, 2022, the maximum scheduled principal and interest payments (based on an implied effective interest rate of 9.4%) are as follows:

			Total
	Principal	Interest	Annual Cap

	(In thousands)
2023	$1,152	$11,848	$13,000
2024	8,576	11,424	20,000
2025	14,641	10,359	25,000
2026	16,081	8,919	25,000
2027	17,664	7,336	25,000
Thereafter	68,164	10,586	78,750
Total scheduled payments	$126,278	$60,472	$186,750

Note 10—Lease Liabilities

We have operating leases related to our office and laboratory space. The initial term of the leases is through November 2027 and we have two options to extend the lease term, each by five years. We have finance leases for certain laboratory and office equipment that have lease terms expiring through June 2026.

In January 14, 2022, we entered into an agreement with our landlord to early terminate a portion of our office and lab premises, which reduced the right of use asset by $4.7 million and related liability by $5.2 million. We recorded a non-cash gain of $0.5 million on early termination of this portion of our lease.

Lease-related assets and liabilities recorded on our consolidated balance sheet are as follows:

	December 31,	December 31,
	2022	2021

	(In thousands)
Assets
Operating lease assets	$21,762	$28,276
Finance lease assets, net	945	1,009
Total lease assets	$22,707	$29,285

Liabilities
Current:
Operating leases	$3,888	$4,607
Finance leases	422	648
Non-current:
Operating leases	21,971	28,811
Finance leases	455	315
Total lease liabilities	$26,736	$34,381

Weighted-average remaining lease term
Operating leases	4.8 years	5.9 years
Finance leases	2.3 years	1.7 years
Weighted-average discount rate
Operating leases	12.81%	12.81%
Finance leases	10.44%	12.70%

The components of total lease costs are as follows:

	Year Ended
	December 31,
	2022	2021

	(In thousands)
Lease cost
Operating lease cost	$6,152	$7,364
Finance lease cost:
Amortization	812	1,102
Interest	174	181
Variable lease cost	3,191	3,519
Sublease income	(1,755)	(1,776)
Net lease cost	$8,574	$10,390

The supplemental cash flow information related to leases is as follows:

	Year Ended
	December 31,
	2022	2021

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Cash payments for operating leases	$7,072	$7,483
Cash payments for financing leases	$790	$939

The future maturities of our lease liabilities as of December 31, 2022 are as follows:

	Operating	Finance
	Leases	Leases	Total

	(In thousands)
2023	$8,312	$495	$8,807
2024	7,031	321	7,352
2025	7,088	150	7,238
2026	6,870	60	6,930
2027	5,837	—	5,837
Total undiscounted lease payments	35,138	1,026	36,164
Less interest	(9,279)	(149)	(9,428)
Total lease liabilities	$25,859	$877	$26,736

Note 11—Commitments and Contingencies

Contracts

We have various agreements with third parties that collectively require payment of termination fees totaling $24.2 million as of December 31, 2022 if we cancel the work within specific time frames, either prior to commencing or during performance of the contracted services.

Development Milestones and Product Royalties

We have licensed a variety of intellectual property from third parties that we are currently developing or may develop in the future. These licenses may require milestone payments on achievement of clinical development, regulatory or sales milestones, as well as low-single-to low-double-digit royalties on the net income or net sales of the product. For the years ended December 31, 2022, 2021 and 2020, we paid $0.3 million, $0.5 million and $5.5 million, respectively in development milestones.

Note 12—Shareholders’ Equity

Common Stock

As of December 31, 2022, we had reserved shares of common stock under our equity plans as follows:

Stock options outstanding	13,872,973
RSUs outstanding	98,750
Awards available to issue under the 2017 Plan	4,967,281
Total shares reserved	18,939,004

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

Warrants

We have outstanding warrants to purchase shares of our common stock as follows:

Outstanding At
December 31, 2022	Expiration Date	Exercise Price
200,000	April 12, 2023	$23.00

Note 13—Stock-Based Compensation

Our equity plans provide for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance units, performance shares and other stock and cash awards to employees and consultants. Stock options are granted with an exercise price not less than the fair market value of Omeros’ common stock on the date of the grant. Any unexercised options expire 10 years from grant date, and any unvested stock options granted which are subsequently canceled become available for future reissuance.

Vesting schedules for our equity plans generally are as follows:

Grant Type	Vesting Schedule
Employee initial options grants	25% at one-year anniversary, 1/48 monthly thereafter
Employee recurring options grants	1/48 monthly
Non-employee consultant options grants	1/12 or 1/48 monthly
Employee RSUs	50% after one year, 50% after two years

Stock-based compensation expense is as follows:

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
Continuing operations:
Research and development	$6,123	$6,791	$6,163
Selling, general and administrative	8,042	8,154	7,614
Total stock-based compensation in continuing operations	14,165	14,945	13,777
Discontinued operations	(93)	2,685	1,148
Total stock-based compensation	$14,072	$17,630	$14,925

In November 2020 and 2021, respectively, restricted stock awards totaling 14,000 shares with a fair value of $11.05 per share and 11,700 shares with a fair value of $7.80 per share were granted to OMIDRIA sales employees. The awards vested immediately.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were applied to stock option grants during the periods ended:

	Year Ended December 31,
	2022	2021	2020
Estimated weighted-average fair value	$2.94	$10.54	$8.19
Weighted-average assumptions:
Expected volatility	90%	81%	77%
Expected life, in years	6.0	6.0	6.0
Risk-free interest rate	2.83%	1.06%	1.06%
Expected dividend yield	—%	—%	—%

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

Stock option activity for all stock option plans is as follows:

		Weighted-
		Average		Aggregate
		Exercise	Remaining	Intrinsic
	Options	Price per	Contractual Life	Value
	Outstanding	Share	(In years)	(In thousands)
Balance at December 31, 2021	12,709,887	$12.61
Granted	2,742,834	3.81
Exercised	(101,160)	4.10
Forfeited	(1,478,588)	12.05
Balance at December 31, 2022	13,872,973	$11.02	5.8	$21
Vested and expected to vest at December 31, 2022	13,454,543	$11.10	5.7	$19
Exercisable at December 31, 2022	9,859,720	$12.12	4.6	$—

The total intrinsic value of stock options exercised during the years ended December 31, 2022, 2021 and 2020 was $0.2 million, $7.8 million and $5.6 million, respectively.

At December 31, 2022, there were 4.0 million unvested stock options outstanding that vest over a weighted-average period of 2.2 years. The remaining estimated compensation expense to be recognized in connection with these unvested stock options is $19.8 million.

RSU activity for all stock plans is as follows:

		Weighted- Average
		Grant Date
	RSUs	Fair Value
	Outstanding	Per Share
Balance at December 31, 2021	222,000	$7.53
Vested and released	(98,750)	7.53
Forfeited	(24,500)	7.53
Balance at December 31, 2022	98,750	$7.53

Note 14—Income Taxes

The components of income tax expense (benefit) from continuing and discontinued operations were as follows:

	December 31,
	2022	2021	2020

	(In thousands)
Continuing operations:
Current income tax expense:
Federal	$—	$—	$—
State	—	—	—
Total current income tax expense	—	—	—

Deferred income tax benefit:
Federal	—	—	(19,472)
State	—	—	(3,784)
Total deferred income tax benefit	—	—	(23,256)
Income tax benefit in continuing operations	$—	$—	$(23,256)

Income tax expense as a component of discontinued operations	$3,952	$1,006	$11,245

In 2022 and 2021, for federal and state income tax purposes, we had net losses from continuing operations and net income from discontinued operations, which resulted in overall taxable net income. For federal income tax purposes, we utilized existing net operating loss carryforwards of $269.8 million and $245.1 million respectively to fully offset our federal tax liability for both periods. For state income tax purposes, we did not have adequate net operating losses and tax credits to fully offset our state tax liability. We recorded a state income tax expense of $4.0 million and $1.0 million in discontinued operations in 2022 and 2021, respectively. As of December 31, 2022, income taxes payable of $4.9 million is included in accrued expenses in our consolidated balance sheet.

In 2020, we adopted ASU 2019-12, Income Taxes (Topic 740), which eliminated the exception to the incremental approach of intra-period tax allocation whereby losses from continuing operations can no longer offset income from discontinued operations. This resulted in an income tax benefit of $23.3 million in continuing operations and income tax expense of $11.2 million in discontinued operations in 2020.

Deferred income taxes reflect the tax effect of net operating loss and tax credit carryforwards and the net temporary difference between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of deferred income taxes were as follows:

	December 31,
	2022	2021

	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$85,887	$143,657
Research and development tax credits	78,992	66,612
OMIDRIA royalty obligation	28,938	—
Capitalized research and development	21,864	—
Stock-based compensation	12,517	11,327
Lease liability	5,926	9,995
Other	9,234	17,862
Total deferred tax assets	243,358	249,453
Deferred tax liabilities:
Gain on discontinued operations	(34,883)	(42,212)
Right of use assets	(4,987)	(6,467)
Property and equipment	(288)	(102)
Total deferred tax liabilities	(40,158)	(48,781)
Net deferred tax assets before valuation allowance	203,200	200,672
Less valuation allowance	(203,200)	(201,340)
Net deferred tax liabilities	$—	$(668)

As of December 31, 2022, we had federal net operating loss carryforwards of approximately $361.0 million and state net operating loss carryforwards of approximately $220.0 million. Pre-2018 federal net operating losses of $109.4 million expire between 2035 and 2037. Post-2018 federal net operating losses of $251.6 million do not expire. Research and development tax credit carryforwards of $79.2 million expire between 2023 and 2042.

The Tax Cuts and Jobs Act was enacted on December 22, 2017 and requires the capitalization and subsequent amortization of research and experimental expenditures beginning in 2022. During 2022, we capitalized $21.9 million of research and development expenses into deferred tax assets. Prior to 2022, these costs were expensed as incurred for tax purposes.

We established a 100% valuation allowance for all periods due to the uncertainty around our ability to generate sufficient taxable income to realize our deferred tax assets. During 2022 and 2021, respectively, our valuation allowance decreased $1.9 million and $19.3 million.

Reconciliation of income tax computed at federal statutory rates to the reported provisions for income taxes from continuing operations are as follows:

	Year ended December 31,
	2022	2021	2020
U.S. Federal statutory rate on net loss	(21.0)%	(21.0)%	(21.0)%
State tax, net of federal tax benefit	(1.7)%	(0.6)%	(3.1)%
Change in valuation allowance	28.3%	26.9%	19.3%
Research and development tax credits	(6.8)%	(5.5)%	(6.2)%
Stock compensation	1.4%	0.3%	0.5%
Other	(0.2)%	(0.1)%	(1.3)%
Effective tax rate	(0.0)%	(0.0)%	(11.8)%

We file federal and certain state income tax returns, which provides varying statutes of limitations on assessments. However, because of net operating loss carryforwards, substantially all our tax years remain open to federal and state tax examination.

We recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense. To date, there have been no significant interest or penalties charged to us in relation to the underpayment of income taxes.

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

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.            CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2022. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, with the participation of our principal executive and principal financial officers, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework). Based on the results of this assessment and on those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Ernst & Young LLP has independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 and its report is included below.

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fourth fiscal quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Omeros Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Omeros Corporation’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Omeros Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Omeros Corporation as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated March 13, 2023 expressed an unqualified opinion thereon.

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

March 13, 2023

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

ITEM 11.            EXECUTIVE COMPENSATION

The information required by this item will be contained in our definitive proxy statement issued in connection with the 2023 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Except for the information set forth below, the information required by this item will be contained in our definitive proxy statement issued in connection with the 2023 Annual Meeting of Shareholders and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information regarding our equity compensation plans in effect as of December 31, 2022:

		Weighted-	Number of Securities
		Average	Remaining Available
	Number of Securities	Exercise Price	for
	to be	of	Future Issuance
	Issued Upon Exercise	Outstanding	Under
	of	Options,	Equity
	Outstanding Options,	Warrants and	Compensation
	Warrants and Rights	Rights	Plans
Equity compensation plans approved by security holders:
2017 Omnibus Incentive Compensation Plan (1)	8,909,710	$7.61	4,967,281
2008 Equity Incentive Plan (2)	5,062,013	$11.05	—
Total	13,971,723	$11.02	4,967,281
(1)	Our 2017 Omnibus Incentive Compensation Plan (the “2017 Plan”) provides for the grant of incentive and non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants and subsidiary corporations’ employees and consultants. The 2017 Plan replaced the Omeros Corporation 2008 Equity Incentive Plan (the “2008 Plan”), and as a result we will not grant any new awards under the 2008 Plan. Any stock option awards granted under the 2008 Plan that were outstanding as of the effective date of the 2017 Plan remained in effect pursuant to their terms and, if the award is canceled or is repurchased, the shares underlying such award become available for grant under the 2017 Plan.

(2)	The 2008 Plan provided for the grant of incentive and non-statutory stock options, restricted stock, stock appreciation rights, performance units and performance shares to employees, directors and consultants and subsidiary corporations’ employees and consultants.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in our definitive proxy statement issued in connection with the 2023 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.            PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in our definitive proxy statement issued in connection with the 2023 Annual Meeting of Shareholders and is incorporated herein by reference.

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith

1.1	Sales Agreement, dated March 1, 2021, between Omeros Corporation and Cantor Fitzgerald & Co.	10-K	001-34475	1.1	03/01/2021

3.1	Amended and Restated Articles of Incorporation of Omeros Corporation	10-K	001-34475	3.1	03/31/2010

3.2	Amended and Restated Bylaws of Omeros Corporation	10-K	001-34475	3.2	03/31/2010

4.1	Description of Common Stock	10-K	001-34475	1.1	03/01/2021

4.2	Form of Omeros Corporation common stock certificate	S-1/A	333-148572	4.1	10/02/2009

4.3	Form of Omeros Corporation April 2018 Common Stock Warrant	8-K	001-34475	10.2	4/13/2018

4.4	Indenture, dated as of November 15, 2018, between Omeros Corporation and Wells Fargo Bank, National Association, as trustee (including the form of 6.25% Convertible Senior Notes due 2023).	8-K	001-34475	4.1	11/15/2018

4.5	Indenture, dated as of August 14, 2020, between Omeros Corporation and Wells Fargo Bank, National Association, as trustee	8-K	001-34475	4.1	08/14/2020

4.6	First Supplemental Indenture, dated as of August 14, 2020, between Omeros Corporation and Wells Fargo Bank, National Association, as trustee (including the form of 5.25% Convertible Senior Notes due 2026)	8-K	001-34475	4.2	08/14/2020

10.1††	Technology License Agreement, effective August 28, 2020 between Omeros Corporation and Xencor, Inc.					X

10.2††	Asset Purchase Agreement, dated as of December 1, 2021 among Omeros Corporation, Rayner Surgical Inc. and Rayner Surgical Group, Limited, as Parent Guarantor	10-K	001-34475	10.1	03/01/2022

10.3*	Form of Indemnification Agreement entered into between Omeros Corporation and its directors and officers	S-1	333-148572	10.1	01/09/2008

10.4*	2008 Equity Incentive Plan (as amended)	10-K	001-34475	10.6	03/16/2017

10.5*	Form of Stock Option Award Agreement under the 2008 Equity Incentive Plan	10-Q	001-34475	10.2	11/07/2013

10.6*	2017 Omnibus Incentive Compensation Plan (as amended and restated effective as of June 11, 2021)	8-K	001-34475	10.1	6/16/2021

10.7*	Form of Stock Option Award Agreement under the 2017 Omnibus Incentive Compensation Plan	S-8	333-218882	4.4	06/21/2017

10.8*	Second Amended and Restated Employment Agreement between Omeros Corporation and Gregory A. Demopulos, M.D. dated April 7, 2010	8-K	001-34475	10.1	04/12/2010

10.9*	Technology Transfer Agreement between Omeros Corporation and Gregory A. Demopulos, M.D. dated June 16, 1994	S-1	333-148572	10.14	01/09/2008

10.10*	Second Technology Transfer Agreement between Omeros Corporation and Gregory A. Demopulos, M.D. dated December 11, 2001	S-1	333-148572	10.16	01/09/2008

10.11*	Omeros Corporation Non-Employee Director Compensation Policy					X

10.12	Lease dated January 27, 2012 between Omeros Corporation and BMR-201 Elliott Avenue LLC	8-K	001-34475	10.1	02/01/2012

10.13	First Amendment to Lease dated November 5, 2012 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-Q	001-34475	10.2	11/09/2012

10.14	Second Amendment to Lease dated November 16, 2012 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-K	001-34475	10.18	03/18/2013

10.15	Third Amendment to Lease dated October 16, 2013 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-K	001-34475	10.18	03/13/2014

10.16	Fourth Amendment to Lease dated September 8, 2015 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-Q	001-34475	10.3	11/09/2015

10.17	Fifth Amendment to Lease dated September 1, 2016 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-Q	001-34475	10.1	05/10/2017

10.18	Sixth Amendment to Lease dated October 18, 2018 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-K	001-34475	10.19	03/01/2019

10.19	Seventh Amendment to Lease dated April 15, 2019 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-Q	001-34475	10.1	08/08/2019

10.20	Eighth Amendment to Lease dated October 18, 2019 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-K	001-34475	10.20	03/02/2020

10.21	Ninth Amendment to Lease dated January 15, 2020 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-Q	001-34475	10.1	05/11/2020

10.22	Tenth Amendment to Lease dated September 15, 2020 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-Q	001-34475	10.1	11/09/2020

10.23	Eleventh Amendment to Lease dated October 23, 2020 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-K	001-34475	1.1	03/01/2021

10.24	Twelfth Amendment to Lease dated January 1, 2021 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-K	001-34475	1.1	03/01/2021

10.25	Thirteenth Amendment to Lease dated January 1, 2021 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-Q	001-34475	1.1	08/06/2021

10.26†	Exclusive License and Sponsored Research Agreement between Omeros Corporation and the University of Leicester dated June 10, 2004	S-1/A	333-148572	10.29	09/16/2009

10.27†	Research and Development Agreement First Amendment between Omeros Corporation and the University of Leicester dated October 1, 2005	S-1	333-148572	10.30	01/09/2008

10.28†	Research and Development Agreement Eighth and Ninth Amendments between Omeros Corporation and the University of Leicester dated March 21, 2012 and September 1, 2013	10-K	001-34475	10.24	03/16/2015

10.29†	Patent Assignment Agreement between Omeros Corporation and Roberto Ciccocioppo, Ph.D. dated February 23, 2009	S-1/A	333-148572	10.47	09/16/2009

10.30†	First Amendment to Patent Assignment Agreement between Omeros Corporation and Roberto Ciccocioppo, Ph.D. effective December 31, 2010	10-K	001-34475	10.28	03/18/2013

10.31†	License Agreement between Omeros Corporation and Daiichi Sankyo Co., Ltd. (successor-in-interest to Asubio Pharma Co., Ltd.) dated March 3, 2010	10-Q	001-34475	10.1	05/12/2010

10.32†	Amendment No. 1 to License Agreement with an effective date of January 5, 2011 between Omeros Corporation and Daiichi Sankyo Co., Ltd.	10-Q	001-34475	10.1	05/10/2011

10.33†	Amendment No. 2 to License Agreement with an effective date of January 25, 2013 between Omeros Corporation and Daiichi Sankyo Co., Ltd.	10-Q	001-34475	10.1	05/09/2013

10.34†	Exclusive License Agreement between Omeros Corporation and Helion Biotech ApS dated April 20, 2010	10-Q	001-34475	10.2	08/10/2010

10.35†	Platform Development Funding Agreement between Omeros Corporation and Vulcan Inc. and its affiliate dated October 21, 2010	10-K	001-34475	10.44	03/15/2011

10.36†	Grant Award Agreement between Omeros Corporation and the Life Sciences Discovery Fund Authority dated October 21, 2010	10-K	001-34475	10.45	03/15/2011

10.37	Form of capped call transaction confirmation, dated as of November 8, 2018, by and between Royal Bank of Canada and Omeros Corporation, in reference to the 6.25% Convertible Senior Notes due 2023	8-K	001-34475	10.2	11/15/2018

10.38	Form of capped call transaction confirmation, in reference to the 5.25% Convertible Senior Notes due 2026	8-K	001-34475	10.1	08/14/2020

10.39††	Master Services Agreement, dated July 28, 2019, between Omeros Corporation and Lonza Biologics Tuas Pte. Ltd.	10-Q	001-34475	10.1	11/12/2019

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104.1	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)	X

*      Indicates management contract or compensatory plan or arrangement.

†      Portions of this exhibit are redacted in accordance with a grant of confidential treatment.

††	Certain identified information has been excluded from the exhibit because it both (A) is not material and (B) would be competitively harmful if publicly disclosed.

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

Dated: March 13, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY A. DEMOPULOS, M.D.	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 13, 2023
Gregory A. Demopulos, M.D.

/s/ MICHAEL A. JACOBSEN	Vice President, Finance, Chief Accounting Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2023
Michael A. Jacobsen

/s/ THOMAS F. BUMOL, PH.D.	Director	March 13, 2023
Thomas F. Bumol, Ph.D.

/s/ THOMAS J. CABLE	Director	March 13, 2023
Thomas J. Cable

/s/ PETER A. DEMOPULOS, M.D.	Director	March 13, 2023
Peter A. Demopulos, M.D.

/s/ ARNOLD C. HANISH	Director	March 13, 2023
Arnold C. Hanish

/s/ LEROY E. HOOD, M.D., PH.D.	Director	March 13, 2023
Leroy E. Hood, M.D., Ph.D.

/s/ RAJIV SHAH, M.D.	Director	March 13, 2023
Rajiv Shah, M.D.

/s/ KURT ZUMWALT	Director	March 13, 2023
Kurt Zumwalt