Form 10-K/A
period 2022-12-31
OMEROS CORP
filed 2023-05-01
CIK 1285819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of April 18, 2023, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 62,828,765.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Name: Ernst & Young LLP Auditor Location: Seattle, Washington Auditor Firm ID: 42

EXPLANATORY NOTE

Omeros Corporation (the “Company,” “Omeros,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 13, 2023 (our “Annual Report”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from our Annual Report in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated by reference in the Form 10-K from our definitive proxy statement if it is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after December 31, 2022.

Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amendment as Exhibits 31.1 and 31.2. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, we are not including the certification required under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.

Except for the changes described above, this Amendment makes no changes to the Annual Report. This Amendment does not reflect events occurring after the filing of the Annual Report or modify disclosures affected by subsequent events.

i

OMEROS CORPORATION

AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K/A

FOR THE YEAR ENDED DECEMBER 31, 2022

ii

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information About Our Directors

Our board of directors is divided into three classes, generally serving staggered three-year terms or, in each case, until his successor is duly elected and qualified, or until his earlier death, resignation or removal. The term of each director will expire on the date of our annual meeting of shareholders in the year set forth in the following table:

Omeros Board of Directors	Term Expires
Class I Directors
Arnold C. Hanish	2025
Rajiv Shah, M.D.	2025
Class II Directors
Thomas J. Cable	2023
Peter A. Demopulos, M.D.	2023
Kurt Zumwalt	2023
Class III Directors
Thomas F. Bumol, Ph.D.	2024
Gregory A. Demopulos, M.D.	2024
Leroy E. Hood, M.D., Ph.D.	2024

Class I Directors

Arnold C. Hanish, age 75, has served on our board of directors and as chair of our audit committee since September 2012. From 1994 until his retirement in December 2012, Mr. Hanish served as vice president and chief accounting officer at Eli Lilly and Company. Prior to his appointment as chief accounting officer, Mr. Hanish held a number of senior financial positions at Eli Lilly. Before Eli Lilly, Mr. Hanish held various positions at Arthur Young & Company (currently Ernst & Young) for nearly 14 years. Mr. Hanish currently serves as a member of the board of directors of Salarius Pharmaceuticals, Inc., a biotechnology company focused on cancer therapeutics, and as a member of the Deloitte and Touche Audit Quality Review Council. Mr. Hanish was a member of the Standing Advisory Group of the Public Company Accounting Oversight Board from 2004 through 2008 and from 2011 through 2012. In addition, from 2007 to 2010, he served as the chairperson of Financial Executives International’s Committee on Corporate Reporting. Mr. Hanish was inducted into the Financial Executives International Hall of Fame in 2016. Mr. Hanish is a Certified Public Accountant and earned his B.A. in accounting from the University of Cincinnati. Our board of directors has concluded that Mr. Hanish should continue to serve on the board of directors based on his experience in public company finance and accounting, reporting to the SEC, management and corporate governance, his knowledge of the pharmaceutical and biotechnology industry and his experience as the chair of our audit committee.

Rajiv Shah, M.D., age 50, has served on our board of directors since June 2015 and on our audit committee, our compensation committee and our scientific committee since December 2021, May 2022 and September 2019, respectively. Dr. Shah has served as the president of the Rockefeller Foundation since February 2017. From March 2015 to February 2017, Dr. Shah was the managing partner of Latitude Capital, an emerging markets private equity firm that he founded. Dr. Shah served as administrator of the United States Agency for International Development (“USAID”) from January 2010 to February 2015. Dr. Shah served as undersecretary and chief scientist at the U.S. Department of Agriculture from May 2009 to January 2010, during which time he created the National Institute for Food and Agriculture. Prior to working in government, Dr. Shah worked in senior roles at the Bill & Melinda Gates Foundation, leading the Foundation’s efforts in global health, agriculture and financial services. Dr. Shah also serves on the boards of trustees of the Rockefeller Foundation and the National Geographic Society. He is a member of the Defense Policy Board and is a distinguished fellow in residence at Georgetown University, Edmund A. Walsh School of Foreign Service. Dr. Shah serves on the boards of directors of several private biotechnology companies, including Altos Labs, Noblegen and PanTheryx. From March 2015 to June 2017, Dr. Shah served on the board of directors of Arcadia Biosciences, Inc., a publicly traded agricultural technology company. Dr. Shah earned his M.D. from the University of

Pennsylvania Medical School, his M.S. in Health Economics at the Wharton School of Business and his B.S. in Economics from the University of Michigan. Our board of directors has concluded that Dr. Shah should continue to serve on the board of directors based on his experience in government, regulatory affairs, international development and strategic partnerships, as well as his medical and scientific background.

Class II Directors

Thomas J. Cable, age 83, has served on our board of directors since January 1995 and as our lead independent director since 2010. He has also served on our audit committee since January 1995 and on our compensation committee since December 2007. In addition, Mr. Cable was appointed chair of our compensation committee in May 2022 and has served as chair of our nominating and governance committee since September 2009. Mr. Cable is the vice chairman of the board of the Washington Research Foundation, a technology transfer and early-stage venture capital organization affiliated with the University of Washington, which he co-founded in 1980. Mr. Cable also founded Cable & Howse Ventures, a venture capital firm, and Cable, Howse & Ragen, an investment banking firm, and co-founded Montgomery Securities, an investment banking firm acquired by Bank of America. A former U.S. Navy submarine officer, Mr. Cable received his M.B.A. from the Stanford Graduate School of Business and his B.A. from Harvard University. Mr. Cable’s qualifications to serve on the board of directors are based on his knowledge and experience in finance, investment banking, technology development and product commercialization, as well as his knowledge of Omeros and our industry.

Peter A. Demopulos, M.D., age 69, has served on our board of directors since January 1995 and on our scientific committee since September 2019. Dr. Demopulos is a practicing board-certified general and interventional cardiologist at Seattle Cardiology, part of the Swedish Heart & Vascular Institute. He has been a member of Seattle Cardiology since 2005, also serving as its Medical Director from 2005 to 2010. Dr. Demopulos is also a clinical assistant professor of cardiology at the University of Washington School of Medicine, a position that he has held since 1989. He also participates as an investigator in clinical trials evaluating interventional cardiology devices and drug therapies at Seattle Cardiovascular Research and Swedish Cardiovascular Research. Dr. Demopulos received his M.D. from the Stanford University School of Medicine and his B.S. from Stanford University. Dr. Demopulos’ qualifications to serve on the board of directors are based on his medical and scientific expertise, his experience as a clinical investigator and his experience with clinical development and trial design, as well as his knowledge of Omeros and our industry. Dr. Demopulos is the brother of Gregory A. Demopulos, M.D., our president and chief executive officer and the chairman of our board of directors.

Kurt Zumwalt, age 54, has served on our board of directors since February 2020. Mr. Zumwalt served as treasurer at Amazon.com, Inc. from 2014 until August 2019, where he led global cash and portfolio management, debt financing, foreign exchange, insurance and treasury-related technology infrastructure. Prior to joining Amazon.com as assistant treasurer in 2004, he served in various financial and treasury roles at PACCAR, ProBusiness Services, Wind River Systems and Intel Corporation. He also serves on the board of directors of Ranpak Holdings Corp., a manufacturer of sustainable packaging. He served on the board of directors of the United States Tennis Association and the USTA Foundation from 2019 through 2022. Mr. Zumwalt received a B.A. in economics and political science from the University of Pennsylvania and an M.B.A. in finance and accounting from the University of Washington. Mr. Zumwalt’s qualifications to serve on the board of directors are based on his expertise and relationships in finance, business and banking.

Class III Directors

Thomas F. Bumol, Ph.D., age 69, has served on our board of directors since February 2019 and as chair of our scientific committee since September 2019. Dr. Bumol served as Executive Vice President of the Allen Institute for Immunology in Seattle, Washington, from March 2018 until August 2022. Dr. Bumol joined the Allen Institute following a 35-year career at Eli Lilly and Company. Dr. Bumol held various positions at Eli Lilly from 1982 until his retirement in December 2017. He was most recently the senior vice president of biotechnology and immunology research and the site head of Eli Lilly’s Biotechnology Center in San Diego, California. While at Eli Lilly, Dr. Bumol’s teams and collaborators advanced over 100 molecules into clinical development, including TRULICITY® (dulaglutide), TALTZ®(ixekizumab), EMGALITY® (galcanezumab) and mirikizumab. Through strategic alliances, he and his teams also helped develop and support REOPRO® (abciximab) with Centocor Inc. (n/k/a Janssen Pharmaceutical Cos.) as well as OLUMIANT® (baricitinib) with Incyte Corporation. Dr. Bumol has over 50 publications and reviews and eight issued U.S. patents. He serves on the University of Michigan Technology Transfer National Advisory Board and as an advisor to Lilly Ventures. He is a member of the Board of Directors of Tentarix Biotherapeutics LP, a private biotechnology company, and serves as a scientific advisor to a number of biotechnology and immunology companies. Dr. Bumol earned his B.S. degree in microbiology from the University of Michigan and his Ph.D. in microbiology-immunology from the University of Minnesota. He completed postdoctoral studies through a fellowship in the Department of Molecular Immunology at Scripps Research in La Jolla, California. Dr. Bumol’s qualifications to serve on the board of directors are based on his scientific expertise in drug discovery and development and experience in strategic partnering and other collaborations within the life sciences and pharmaceutical industries.

Gregory A. Demopulos, M.D., age 64, founded our company and has served as our president, chief executive officer and chairman of the board of directors since June 1994. He also served as our chief financial officer and treasurer from January 2009 to October 2013 in an interim capacity and as our chief medical officer from June 1994 to March 2010. Prior to founding Omeros, Dr. Demopulos completed his residency in orthopedic surgery at Stanford University and his fellowship training in hand and microvascular surgery at Duke University. Dr. Demopulos currently serves on the board of trustees of the Smead Funds Trust, an open-end mutual fund company registered under the Investment Company Act of 1940. Dr. Demopulos received his M.D. from Stanford University School of Medicine and his B.S. from Stanford University. Dr. Demopulos’ qualifications to serve on the board of directors are based on his position and experience as our president and chief executive officer and his medical and scientific expertise, experience with clinical development and design and knowledge of our operations and development programs. Dr. Demopulos is the brother of Peter A. Demopulos, M.D., a member of our board of directors.

Leroy E. Hood, M.D., Ph.D., age 84, has served on our board of directors since March 2001. He also has served on our nominating and governance committee since September 2009, on our compensation committee since July 2011 and on our scientific committee since September 2019. Dr. Hood is chief strategy officer and professor at the Institute for Systems Biology, a non-profit research institute dedicated to the study and application of systems biology. Dr. Hood co-founded the Institute for Systems Biology in 2000 and served as its first president through December 2017. Dr. Hood is the founding chief executive officer of Phenome Health, a non-profit organization dedicated to the development of phenomics as a tool for assessing and optimizing individual health. Previously, Dr. Hood served as senior vice president and chief science officer of Providence St. Joseph Health, a multi-state, not-for-profit health system, from 2016 to 2021. Dr. Hood was founder and chairman of the Department of Molecular Biotechnology at the University of Washington School of Medicine. Dr. Hood also co-founded Amgen, Inc., Applied Biosystems, Inc., Darwin Molecular Technologies, Inc., Rosetta Inpharmatics, Inc. and SyStemix, Inc. Dr. Hood received his Ph.D. and B.S. from the California Institute of Technology and his M.D. from The Johns Hopkins School of Medicine. Dr. Hood’s qualifications to serve on the board of directors are based on his scientific expertise in drug discovery and development and experience in founding and building biotechnology and pharmaceutical companies.

Audit Committee and Audit Committee Financial Expert

Our board of directors has a standing audit committee composed of Arnold C. Hanish (chair), Thomas J. Cable and Rajiv Shah, M.D. Our board of directors has determined that Mr. Hanish is an “audit committee financial expert” as defined in SEC rules and that each of the audit committee members meet the requirements of The Nasdaq Stock Market LLC (“Nasdaq”) and the SEC for independence of audit committee members.

Code of Ethics

Our code of business conduct and ethics is posted on our investor relations website at investor.omeros.com, under “Governance—Highlights.” In the event of any amendment to, or waiver from, a provision of our code of business conduct and ethics, we will promptly post on our investor relations website relevant information regarding the amendment or waiver, including the date and the nature of the event. Our website and the information contained on, or that can be accessed through, our website are not a part of this Amendment.

Delinquent Section 16(a) Reports

Each of our directors and executive officers and any greater than 10% beneficial owners of our common stock is required to report to the SEC, by a specified date, his transactions involving our common stock. Based solely on a review of the reports filed electronically with the SEC and written representations that no other reports were required to be filed, we believe that, during 2022, all reports required by Section 16(a) were timely filed, except that the reports on Form 4 filed in early 2022 to report 2021 annual stock option grants to each of our non-employee directors were untimely due to an administrative oversight. Our non-employee directors at the time of those grants were Thomas F. Bumol, Ph.D., Thomas J. Cable, Peter A. Demopulos, M.D., Arnold C. Hanish, Leroy E. Hood, M.D., Ph.D., Rajiv Shah, M.D., Kurt Zumwalt and former director Ray Aspiri.

ITEM 11.            EXECUTIVE COMPENSATION

Non-Employee Director Compensation

To attract and retain qualified non-employee candidates to serve on the board of directors, we utilize a combination of cash and equity-based incentive compensation. The significant amount of time that members of the board of directors expend in fulfilling their duties, as well as the skill level required of our directors, is evaluated in setting director compensation, along with director compensation levels at companies in our peer group. We also reimburse our directors for travel and incidental expenses incurred in the performance of their services for us. Our non-employee director compensation policy was updated by the board of directors in 2022 based on a recommendation by the compensation committee after reviewing an analysis of non-employee director compensation of our Peer Group (as defined below).

Our non-employee director compensation policy, as revised effective July 1, 2022, provides that a non-employee director is granted an option to purchase 30,000 shares of our common stock upon his or her initial appointment or election to the board of directors, subject to vesting in equal annual installments over a three-year period beginning on the date the director took office. In addition, on the date of each annual meeting of shareholders, each non-employee director who has served as a director for at least six months and who will continue to serve as a director after the annual meeting is granted an option to purchase 15,000 shares of our common stock that vests in full on the day prior to the date of the next annual meeting of shareholders. The per share exercise price for options granted to non-employee directors is equal to the closing public trading price of our common stock on the date of grant, and vesting is conditioned on the director’s continued service through the applicable vesting dates. Prior to July 1, 2022, a non-employee director was entitled to receive an option to purchase 15,000 shares of our common stock upon his or her initial appointment or election to the board of directors and an option to purchase 7,500 shares of our common stock on the date of each annual meeting of shareholders. In connection with the approval of the revisions to the non-employee director compensation policy increasing the annual option award from 7,500 to 15,000 shares of our common stock, our board of directors authorized a one-time grant of an additional option to purchase 7,500 shares of our common stock to each of our non-employee directors to bring the total number of option shares awarded to each non-employee director during 2022 to 15,000, consistent with the revised policy.

Under our current policy, each non-employee director receives an annual cash retainer of $50,000 for service on the board of directors, plus additional fees for committee service, as applicable. Committee fees are $10,000, $7,500, $5,000 and $5,000 per year for services as a non-chair member of the audit, compensation, nominating and governance, and scientific committees, respectively, while fees for the chairs of those committees are $20,000, $15,000, $10,000 and $10,000 per year, respectively. In addition, our lead independent director receives an annual retainer of $25,000 for his service in such capacity. Prior to July 1, 2022, each non-employee director received an annual cash retainer of $40,000 for service on the board of directors and our lead independent director received an annual retainer of $10,000 for his service in such capacity. Committee fees under our policy prior to July 1, 2022 were $7,500, $5,000, $4,000 and $4,000 per year for services as a non-chair member of the audit, compensation, nominating and governance, and scientific committees, respectively, while fees for the chairs of those committees were $15,000, $10,000, $7,500 and $7,500 per year, respectively.

Director fees are paid on a quarterly basis as earned on a prorated basis.

2022 Non-Employee Director Compensation

The following table shows the compensation of each person who served as a non-employee director during the fiscal year ended December 31, 2022:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Total ($)
Thomas F. Bumol, Ph.D.	50,625	31,971	82,596
Thomas J. Cable	81,250	31,971	113,221
Peter A. Demopulos, M.D.	46,750	31,971	78,721
Arnold C. Hanish	58,750	31,971	90,721
Leroy E. Hood, M.D., Ph.D.	56,625	31,971	88,596
Rajiv Shah, M.D.	56,125	31,971	88,096
Kurt Zumwalt	42,500	31,971	74,471
(1)	The amounts reported in this column represent the grant date fair value of option awards granted to our non-employee directors during 2022 as computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. Each non-employee director received two option awards during 2022 as described above. The first option award had a grant date fair value of $10,299, and the second option award had a grant date fair value of $21,671. The assumptions used to calculate the value of these option awards are set forth in Note 13, Stock-Based Compensation, to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
(2)	As of December 31, 2022, Dr. Bumol, Mr. Cable, Dr. Peter Demopulos, Mr. Hanish, Dr. Hood, Dr. Shah and Mr. Zumwalt held options to purchase 45,000, 77,500, 72,500, 77,500, 77,500, 77,500 and 49,250 shares of our common stock, respectively.

Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis contains forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. The actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion.

This Compensation Discussion and Analysis provides an overview of our executive compensation philosophy, the overall objectives of our executive compensation program and the components of our compensation program for our named executive officers. This section also discusses our executive compensation process. When we refer to our named executive officers, we are referring to the following individuals, who were our only executive officers during 2022:

●	Gregory A. Demopulos, M.D., our president, chief executive officer and chairman of the board of directors, who is referred to as our CEO;
●	Michael A. Jacobsen, our vice president, finance, chief accounting officer and treasurer, who is referred to as our PFO; and
●	Peter B. Cancelmo, J.D., our vice president, general counsel and secretary.

We determine compensation for our named executive officers based on their ability to achieve operational goals that further our long-term business objectives and create sustainable long-term shareholder value in a cost-effective manner. We generally make adjustments to each element of compensation for our named executive officers on an annual basis in connection with approval of compensation adjustments for all eligible employees, although, in historical periods, compensation adjustments or the timing thereof have been affected by the availability of cash, the need to preserve capital or the achievement of significant corporate objectives.

In 2022, our compensation committee approved:

●	base salary adjustments for our named executive officers, considering market competitiveness along with company and individual performance in 2021;
●	cash bonuses for our named executive officers on the basis of company and individual performance in 2021; and
●	stock option awards for all eligible employees, including our named executive officers, considering market competitiveness along with company and individual performance in 2021.

Executive Compensation Philosophy and Objectives

We operate in a highly competitive business environment, which is constantly reshaped by medical advances, frequent changes to market and regulatory requirements and the emergence of new competitive technologies. To thrive in this environment, we must work rapidly to create and refine new development programs and product candidates, drive product candidates toward commercialization, achieve commercial objectives and demonstrate an ability to quickly identify and capitalize on new business opportunities. To achieve these goals, we need a highly talented team of technical and business professionals.

We compete with many other companies in seeking to attract and retain a skilled management team. To meet this challenge, we have employed a compensation philosophy of offering our executive officers competitive compensation and benefits packages that are focused on the creation of long-term shareholder value and rewarding our executive officers for achieving our strategic objectives.

We orient our executive compensation program to:

●	provide total compensation opportunities that enable us to recruit and retain executives with the experience and skills needed to manage the growth of our company and lead us to the next stage of development;
●	establish a clear alignment between the interests of our executives and the interests of our shareholders;
●	reinforce a culture of ownership, excellence and urgency; and
●	create a direct and meaningful link between company business results, individual performance and compensation.

Executive Compensation-Setting Process

Role of the Compensation Committee

The compensation committee of our board of directors is responsible for establishing our executive compensation philosophy and administering our executive compensation program, as well as determining and approving the compensation for our executive officers. The compensation committee periodically reports to our board of directors on its deliberations and actions. The compensation committee, with the assistance of Compensia, Inc. (“Compensia”), its independent compensation consultant, reviews our executive compensation program, including our incentive compensation plans, to determine whether they are appropriate, properly coordinated and achieve their intended purposes. In addition to the services mentioned above, Compensia also recommends to our board of directors or compensation committee any modifications of our existing plans, or new plans or programs, from time to time as requested by our board of directors or compensation committee.

Role of Management

In carrying out its responsibilities, the compensation committee works with members of our management, including our CEO. Typically, our senior management assists the compensation committee and Compensia by providing information on company and individual performance, market data and management’s perspective and recommendations on compensation matters. Our CEO reviews data compiled by Compensia and our senior management and makes recommendations to the compensation committee regarding the compensation of our executive officers and significant employees. Our CEO does not make recommendations with respect to his own compensation and excuses himself from compensation committee meetings when his compensation is discussed. While the compensation committee solicits and reviews our CEO’s recommendations and proposals with respect to compensation-related matters and receives guidance from Compensia, the compensation committee makes its decisions independently and may consider factors and information other than our CEO’s recommendations and proposals.

Role of Compensation Consultant

The compensation committee is authorized to retain the services of compensation consultants and other advisors in connection with the discharge of its responsibilities. The compensation committee has engaged Compensia to assist it from time to time in assessing a set of executive compensation guiding principles, to evaluate the competitiveness of our executive officers’ compensation and to assist it in designing and implementing our executive compensation program. Compensia serves at the discretion of the compensation committee and provided certain advisory services to the compensation committee in 2022. Our compensation committee has evaluated Compensia’s independence using the factors specified by the SEC and Nasdaq listing standards and has determined that the work performed by Compensia in 2022 does not give rise to any conflict of interest.

Use of Competitive Data

To assess the competitiveness of our executive compensation program and current compensation levels and to assist it in setting compensation levels, the compensation committee refers to executive compensation data compiled from a peer group of comparable companies in our industry.

With Compensia’s assistance, our compensation committee developed this group (the “Peer Group”) in 2021 and used Peer Group data in connection with compensation decisions in 2022. Peer companies were selected for the Peer Group based on their comparability to Omeros in terms of stage of development, depth and diversity of pipeline programs, and revenue and market capitalization. The Peer Group is comprised of the following companies:

●
Aerie Pharmaceuticals, Inc.(1)
●
Agios Pharmaceuticals, Inc.
●
ACADIA Pharmaceuticals, Inc.
●
Amicus Therapeutics, Inc.
●
Collegium Pharmaceutical, Inc.
●
Corcept Therapeutics Incorporated
●
Epizyme, Inc.(1)
●
Esperion Therapeutics, Inc.
● Global Blood Therapeutics, Inc.(1) ● MacroGenics, Inc. ● Pacira BioSciences, Inc. ● PTC Therapeutics, Inc. ● Radius Health, Inc.(1) ● Supernus Pharmaceuticals, Inc. ● Vanda Pharmaceuticals, Inc. ● Zogenix, Inc.(1)

(1)Subsequently acquired.

In addition to peer group and other data from Compensia, our compensation committee typically also refers to commercially available compensation survey data for relevant markets in connection with its compensation decisions. We are in the process of selecting an updated peer group to be used in connection with our 2023 executive compensation decisions.

Most Recent “Say-on-Pay” Vote

We conducted our most recent non-binding advisory shareholder vote (a so-called “say-on-pay” vote) on the compensation of our named executive officers at our 2020 Annual Meeting of Shareholders. At that meeting, over 95% of the votes cast were voted in favor of our executive compensation policies and practices, as disclosed in the proxy statement for the meeting. In retaining our general approach to executive compensation, our compensation committee is mindful of the support our shareholders have expressed for our compensation policies and practices when evaluating our executive compensation program, policies and practices.

We expect to conduct our next say-on-pay vote and the vote on the frequency of future say-on-pay votes at the 2023 Annual Meeting of Shareholders.

Executive Compensation Program Components

The following is a summary of our total compensation program for the named executive officers for 2022.

Component	Objective and Basis	Form
Base Salary	Used to recognize the experience, skills, knowledge and responsibilities required of our named executive officers.	Cash
Annual Bonus

Provide incentives for our named executive officers and other employees to achieve the annual corporate performance objectives developed from our annual business review and adjusted during the year to reflect any changes in our operating plans and strategy.

Cash
Equity Compensation

Provide incentives and to reward our named executive officers for long-term corporate performance based on the value of our common stock and thereby align the interests of our named executive officers, and other key employees, with those of our shareholders.

Stock Options
Retirement or Other Benefits

Establish a broad-based tax-qualified Section 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. We design our employee benefits programs to be affordable and competitive in relation to the market as well as compliant with applicable laws and practices. We adjust our employee benefits programs as needed based upon regular monitoring of applicable laws and practices and the competitive market.

401(k) plan; medical, dental, and vision benefits; dependent care spending accounts; disability insurance; and accidental death and basic life insurance.
Perquisites and Other Personal Benefits

Historically, with the exception of parking expenses, we have provided perquisites or other personal benefits only to our CEO. In the future, however, we may provide such items in limited circumstances, such as when we believe it is appropriate to assist an individual in the performance of his or her duties, to make our executives more efficient and effective and for recruitment, motivation or retention purposes.

Limited (see “Perquisites and Other Personal Benefits” for more information)

The following is a description of each component of our executive compensation program, the rationale for each component and how awards were determined in 2022.

Base Salary

The compensation committee reviews the base salaries of our named executive officers each year. In assessing these base salary levels, the compensation committee considers market competitiveness based on Peer Group and survey data, the executive officer’s past and expected future contributions to Omeros, his knowledge, experience and responsibilities and the relative base salaries and responsibilities of the other members of our senior management team.

In 2022, the compensation committee increased the base salaries of Dr. Demopulos, Mr. Jacobsen and Mr. Cancelmo after reviewing competitive market data as well as Peer Group data and considering the performance of our named executive officers and the company. The base salary increases were effective April 1, 2022. The new base salary rates for our named executive officers, following the salary increases, were as follows:

Named Executive Officer	Adjusted 2022 Base Salary
Gregory A. Demopulos, M.D.	$890,590
Michael A. Jacobsen	$438,048
Peter B. Cancelmo, J.D.	$427,680

Annual Bonuses

Our compensation committee has the authority and discretion to award annual bonuses to our named executive officers. We believe bonuses provide an effective tool to motivate and retain our employees, including our named executive officers, and achieve our business objectives.

With respect to our payment of bonuses, the compensation committee generally establishes a target bonus amount for each named executive officer. This amount is calculated as a percentage of the named executive officer’s base salary and can range from 25% to 100% or more for an individual performance year. The target amounts are reviewed and revised as needed to align with competitive market compensation paid to similarly situated executives at the companies in the Peer Group and to properly address individual responsibilities and experience, internal pay equity and other factors. The extent to which bonuses are actually paid is determined at the discretion of the compensation committee based primarily upon an assessment of our achievement of the corporate performance objectives for the year, with consideration also being given to an assessment of each named executive officer’s individual performance and contribution to the achievement of our corporate performance objectives.

Preliminary performance objectives are established by the board of directors, with input from our named executive officers and other members of senior management, as corporate goals that reflect our business priorities for the year. For each performance year, the compensation committee, in consultation with the board of directors, reviews the corporate performance objectives to determine and confirm their appropriateness for use as performance measurements for purposes of named executive officer compensation. The objectives may be re-visited during the year and potentially restated in the event of significant changes in corporate strategy or the occurrence of significant corporate events. The compensation committee retains full discretion to adjust individual bonus awards upwards for exceptional performance and to otherwise adjust bonus awards upwards or downwards to respond to changes in competitive compensation or other factors not measured by corporate or individual performance in any given year. In addition, depending on the company’s cash position, the compensation committee has the discretion, after consulting with the board of directors and our CEO, to not pay cash bonuses to conserve cash and support ongoing development programs and commercialization efforts.

Corporate performance factors established in connection with compensation decisions for the 2021 performance year included objectives related to:

●	obtaining U.S. Food and Drug Administration (“FDA”) approval for and launching narsoplimab for Hematopoietic stem cell transplant-associated thrombotic microangiopathy (“HSCT-TMA”);
●	advancing clinical and pre-clinical development programs;
●	maintaining a sufficient cash position;
●	maintaining separate payment status for OMIDRIA;
●	growing OMIDRIA revenues; and
●	other strategic objectives.

In July 2022, our board of directors reviewed the corporate performance objectives established for 2021 and determined that the corporate performance objectives for 2021 had been achieved at the 80% level. In determining that the corporate objectives had been achieved at a level less than 100%, the board of directors noted that the objective to obtain FDA approval for narsoplimab in HSCT-TMA had not been achieved; however, the compensation committee also considered discretionary factors relevant to assessing achievement of that objective. In particular, the board of directors noted that Omeros had successfully filed a biologics license application for narsoplimab in HSCT-TMA and that FDA’s decision to issue a complete response letter with respect thereto was an unexpected outcome that was not within management’s control.

In September 2022, the compensation committee approved cash bonuses for our named executive officers. The cash bonuses awarded to Messrs. Jacobsen and Cancelmo were equal to 80% of their target bonus amounts, which were 25% of their 2021 base salaries for both Mr. Jacobsen and Mr. Cancelmo. Accordingly, Messrs. Jacobsen and Cancelmo received bonus payments of $81,120 and $77,760, respectively. In recognition of Dr. Demopulos’ leadership role in the achievement of the corporate performance objectives in 2021, particularly with respect to maintaining separate payment for OMIDRIA, achieving the substantial quarter-over-quarter growth in OMIDRIA revenues that positioned the product for an advantageous divestiture and ensured that we were adequately capitalized by year-end, as well as achieving identified clinical objectives associated with our narsoplimab, OMS906 and GPR174 programs, the compensation committee approved a cash bonus payment to Dr. Demopulos of $890,000.

Corporate objectives established for the 2022 performance year included, among other things, obtaining a more favorable outcome from an appeal of the FDA’s complete response letter regarding narsoplimab for HSCT-TMA, completing enrollment in our pivotal trial of narsoplimab for immunoglobulin A nephropathy, ARTEMIS-IgAN, to allow readout of proteinuria data during 2023, rapidly advancing our pipeline of earlier-stage complement inhibitors by completing multiple key clinical milestones in our OMS906 and OMS1029 programs, advancing development and filing patent applications relating to our immuno-oncology and other discovery-stage programs, strengthening our financial position by obtaining meaningful funding without diluting shareholders, and supporting the successful transition of OMIDRIA to Rayner Surgical, Inc., including by ensuring continued separate payment for OMIDRIA.

Bonus awards for the 2022 performance year have not yet been determined for our named executive officers and are expected to be considered by the compensation committee in conjunction with review of other elements of named executive officer compensation following the committee’s receipt and consideration of a refreshed analysis of executive pay from Compensia.

Equity Compensation

Historically, we have not applied a specific formula to determine the size of the equity awards that are granted to our executive officers. Instead, the compensation committee has exercised its judgment, taking into consideration, among other things, Peer Group data compiled by Compensia as well as company performance, an evaluation of the expected and actual performance of each named executive officer, each named executive officer’s responsibilities, experience, skills and contributions, the cash compensation received by each named executive officer, relative internal pay equity and market conditions. The compensation committee generally also considers the existing equity holdings of each named executive officer, including the current economic value of their unvested equity and the ability of these unvested holdings to satisfy our objectives of retaining and incentivizing our executive officers. Based on these factors, the compensation committee, with data received from Compensia and, with respect to Mr. Jacobsen and Mr. Cancelmo, input from the CEO, determines the size of each award at levels it considers appropriate to create a meaningful opportunity for reward predicated on the creation of long-term shareholder value. The compensation committee has historically granted equity awards to our named executive officers in the form of stock options, although it is authorized to grant other types of equity awards, including restricted stock and restricted stock units, and may do so in the future.

The compensation committee grants stock option awards on an annual basis. In September 2022, the compensation committee granted stock option awards to our employees, including our named executive officers. In determining the size of the stock option awards for the named executive officers, the compensation committee considered their individual performance and corporate milestones achieved in 2021, discussed above, as well as internal equity and related factors.

Historically, stock option awards granted by our compensation committee in connection with annual performance reviews vest in equal monthly installments over a four-year period. The per share exercise price for our stock option awards is equal to the fair market value of our common stock on the date of grant. The fair market value is the closing public trading price of our common stock on the date of grant or, if the equity award is granted on a day when the trading market for our common stock is closed, the closing public trading price on the most recent trading day prior to the date of grant.

The stock option awards granted to our named executive officers in September 2021 have an exercise price of $3.93 per share and vest in equal monthly installments over a four-year period commencing April 1, 2022. The stock option awards granted to our named executive officers in 2022 were as follows:

Number of Shares of Common Stock
Underlying Stock Option Awards
Named Executive Officer	Granted in 2022
Gregory A. Demopulos, M.D.	650,000
Michael A. Jacobsen	85,000
Peter B. Cancelmo, J.D.	80,000

Retirement and Other Benefits

We have established a broad-based tax-qualified Section 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. Under this plan, participants may elect to make pre-tax contributions, or post-tax contributions under a Roth option, of up to 100% of their current compensation, not to exceed the applicable statutory income tax limitation (which was $20,500 in 2022, or $27,000 if over age 50). We have an annual matching program based on salary deferral contributions made by participants in the plan. The company contribution is a match of the amount participants contribute to the plan, up to 4% of their eligible earnings or a maximum employer match of $4,000 per year. Participants must be employed with the company at December 31 of each year to be eligible for the matching contribution. The matching contribution vests at 25% per year beginning upon the participant’s initial employment at the company. We intend for the plan to qualify under Section 401(a) of the Internal Revenue Code (the “Code”), so that deferral contributions by participants to the plan, and income earned on plan contributions, are not taxable to participants until withdrawn from the plan.

Additional benefits received by our employees, including our named executive officers, consist of medical, dental and vision benefits, medical and dependent care flexible spending accounts, short- and long-term disability insurance, accidental death and dismemberment insurance and basic life insurance coverage. These benefits are provided to our named executive officers on the same basis as to all of our full-time employees.

Perquisites and Other Personal Benefits

Historically, with the exception of parking expenses, we only have provided perquisites or other personal benefits to our CEO. Pursuant to the terms of his employment agreement, we pay certain expenses incurred by our CEO, including his medical malpractice insurance premiums and practice fees so that he may continue to practice medicine, as well as parking expenses and business-related information technology expenses. We believe that his ability to maintain his position as a practicing surgeon is beneficial to our corporate objectives including, for example, by providing him with insight in determining the strategic direction of the company as well as assisting in the establishment of relationships with key medical and other opinion leaders relevant to our drug programs and corporate strategies.

Currently, we do not view perquisites or other personal benefits as a significant component of our executive compensation program. In the future, however, we may provide such items in limited circumstances, such as when we believe it is appropriate to assist an individual in the performance of his or her duties, to make our executives more efficient and effective and for recruitment, motivation or retention purposes. All future practices with respect to significant perquisites or other personal benefits will be approved and subject to periodic review by the compensation committee.

Our named executive officers are not eligible to receive any tax “gross-ups” or other tax reimbursement payments.

Employment Agreement and Post-Employment Compensation

Except for our CEO, we do not have employment agreements with our named executive officers. For a summary of the material terms and conditions of the employment agreement with our CEO, see “Employment Agreement with Gregory A. Demopulos, M.D.” below. Our CEO’s current employment agreement, which was entered into in 2010, was deemed necessary by our compensation committee to provide a competitive compensation package to retain someone with his unique skill set and medical expertise. At the same time, the compensation committee was sensitive to the need to balance the market competitiveness with the financial limitations of a development-stage life sciences company.

As part of his compensation package, the CEO’s employment agreement includes certain severance obligations and other provisions that apply in the event of termination of his employment under specified circumstances, including following a change in control of our company. The compensation committee determined that these provisions were necessary to induce our CEO to limit his medical practice in exchange for the uncertainty of a demanding position in the company and were developed based on negotiations with our CEO. The compensation committee believes that these protections continue to serve a retention purpose and help our CEO maintain his focus on his duty to maximize shareholder value if there is a potential transaction that could involve a change in control of our company. For a summary of these provisions, see “Potential Payments upon Termination or Change in Control” below.

In addition, we provide all of our employees, including our named executive officers, with accelerated vesting benefits for their equity awards in the event of a change in control of the company. We have provided this benefit to encourage our employees to focus on their responsibilities and not be distracted by the potential effect of a change in control of our company on their employment status. For a summary of the material terms and conditions of these benefits, see “Potential Payments upon Termination or Change in Control” below.

Hedging and Pledging Policy

Under our insider trading policy, all of our employees, including our executive officers, as well as our directors are prohibited from engaging in short sales of our stock as well as in transactions in publicly traded options, such as puts and calls, or in other derivative securities with respect to our securities, with the exception of stock options and other securities issued pursuant to our compensatory benefit plans. This prohibition extends to any hedging or similar transaction designed to decrease the risks associated with holding our securities.

Our insider trading policy also prohibits our executive officers and directors from pledging our securities as collateral for loans or holding our securities in margin accounts in which the securities may be sold without the officer’s or director’s consent unless certain preclearance requirements and restrictions are satisfied including approval by our board of directors or the audit committee of the board of directors. As permitted by our insider trading policy, the disinterested members of our board of directors have approved an exception to this policy to permit our CEO to pledge certain shares of Omeros common stock as collateral under certain credit arrangements.

Tax and Accounting Considerations

Deductibility of Executive Compensation

As described above, the compensation committee believes that its primary responsibility is to provide a compensation program that enables us to attract, retain and motivate highly qualified and talented executive officers. Accordingly, while the compensation committee considers all cost elements of our executive compensation programs, the compensation committee may, in its judgment, authorize compensation payments that exceed the $1.0 million limit on deductible compensation under Section 162(m) of the Code when it believes that such payments are appropriate to attract, retain and reward executive talent and to promote our corporate objectives.

Taxation of “Parachute” Payments and Deferred Compensation

Sections 280G and 4999 of the Code provide that executive officers and directors who hold significant equity interests and certain other service providers may be subject to an excise tax if they receive payments or benefits in connection with a change in control of our company that exceeds certain prescribed limits, and that our company (or a successor) may forfeit a deduction on the amounts subject to this additional tax. We are not obligated to provide any named executive officer with a “gross-up” or other reimbursement payment for any tax liability that may become payable as a result of the application of Sections 280G or 4999.

Section 409A of the Code imposes significant additional taxes if an executive officer, director or service provider receives “deferred compensation” that does not satisfy the restrictive conditions of the provision. Although we did not have a traditional nonqualified deferred compensation plan in place for our executive officers during 2022, Section 409A applies to certain equity awards and severance arrangements. We believe that we have structured our equity awards in a manner intended to comply with the applicable Section 409A conditions.

Accounting for Stock-Based Compensation

We follow FASB ASC Topic 718, Compensation — Stock Compensation, for our stock-based compensation awards. FASB ASC Topic 718 requires companies to calculate the grant date “fair value” of their stock-based awards using a variety of assumptions. This calculation is performed for accounting purposes and reported in the compensation tables below, even though recipients may never realize any value from their awards. FASB ASC Topic 718 also requires companies to recognize the compensation cost of their stock-based awards in their income statements over the period that an employee is required to render service in exchange for the award.

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Amendment with management and, based on such review and discussion, has recommended to the board of directors that the Compensation Discussion and Analysis be furnished in our Annual Report on Form 10-K for the year ended December 31, 2022.

COMPENSATION COMMITTEE Thomas J. Cable, Chair Leroy E. Hood, M.D., Ph.D. Rajiv Shah, M.D.

Compensation Committee Interlocks and Insider Participation

During 2022, Mr. Cable, Dr. Hood and Dr. Shah served on our compensation committee. No member of our compensation committee is a current or former officer or employee of our company, and no member had any relationship that would require disclosure as a related person transaction under Item 404 of Regulation S-K. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Executive Compensation Tables

Summary Compensation Table

The following table reflects our named executive officers’ compensation for the years ended December 31, 2022, 2021 and 2020.

				Option	All Other
		Salary	Bonus	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)(1)	($)(2)	($)(3)	($)
Gregory A. Demopulos, M.D.	2022	882,027	890,000	1,934,052	22,607	3,728,686
President, Chief Executive Officer	2021	848,103	875,000	5,670,963	21,609	7,415,675
and Chairman of the Board	2020	817,405	1,400,000	3,537,090	20,654	5,775,149
Michael A. Jacobsen	2022	429,936	81,120	252,914	7,541	771,511
Vice President, Finance, Chief	2021	401,700	97,000	773,313	6,625	1,278,638
Accounting Officer and Treasurer	2020	384,016	153,178	550,214	6,555	1,093,964
Peter B. Cancelmo, J.D.	2022	417,960	77,760	238,037	7,516	741,273
Vice President, General Counsel	2021	381,600	90,000	773,313	6,594	1,251,507
and Secretary	2020	345,000	57,500	534,612	6,607	943,719
(1)	The bonuses paid to each of our named executive officers in 2022 and 2021 relate to the prior year’s performance. The bonuses paid to Dr. Demopulos and Mr. Jacobsen in 2020 include bonuses with respect to both 2018 and 2019 performance, which were determined by the compensation committee in 2020. Mr. Cancelmo joined the company in January 2019 and was not eligible for a bonus with respect to the 2018 performance period.
(2)	Amounts shown in this column do not reflect compensation realized by the named executive officers. Instead, the dollar amounts reported in this column represent the grant date fair value of option awards granted to our named executive officers during the applicable year as computed in accordance with FASB ASC Topic 718. The assumptions used to calculate the value of option awards are set forth in Note 13, Stock-Based Compensation, to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeiture related to service-based vesting conditions. Realization of the compensation reported in this column, if any, is dependent upon the price of our common stock at the time the stock options are exercised.
(3)	All Other Compensation includes perquisites and other personal benefits paid to Dr. Demopulos of $17,857,$17,009 and $15,994 in 2022, 2021 and 2020, respectively. Perquisites and personal benefits consisted of expenses incurred by Dr. Demopulos to retain his medical license, including medical malpractice insurance premiums and practice fees, and business-related information technology expenses. All Other Compensation for Dr. Demopulos, Mr. Jacobsen and Mr. Cancelmo includes life insurance premium payments, parking expenses and 401(k) matching contributions.

2022 Grants of Plan-Based Awards

The following table shows certain information regarding grants of plan-based awards made to our executive officers for the year ended December 31, 2022.

		All Other Option
		Awards: Number		Exercise or Base	Grant Date Fair
		of Securities		Price of Option	Value of Stock and
		Underlying Options		Awards	Option Awards
Name	Grant Date	(#)(1)		($/Sh)	($)(2)
Gregory A. Demopulos, M.D.	09/21/22	650,000	(3)	3.93	1,934,052
Michael A. Jacobsen	09/21/22	85,000	(3)	3.93	252,914
Peter B. Cancelmo, J.D.	09/21/22	80,000	(3)	3.93	238,037
(1)	These option awards were granted under the 2017 Omnibus Incentive Compensation Plan.
(2)	Amounts shown in this column do not reflect compensation realized by the named executive officers. Instead, the dollar amounts reported in this column represent the grant date fair value of option awards granted to our named executive officers during the applicable year as computed in accordance with FASB ASC Topic 718. The assumptions used to calculate the value of option awards are set forth in Note 13, Stock-Based Compensation, to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeiture related to service-based vesting conditions. Realization of the compensation reported in this column, if any, is dependent upon the price of our common stock at the time the stock options are exercised.
(3)	The shares subject to this option award vest on a monthly basis in equal amounts over a four-year period beginning on April 1, 2022.

Outstanding Equity Awards at 2022 Fiscal Year-End

The following table reflects outstanding equity awards held by each of the named executive officers as of December 31, 2022. The vesting schedule applicable to each outstanding award is described in the footnotes to the table below.

	Number of		Number of
	Securities		Securities
	Underlying		Underlying
	Unexercised		Unexercised
	Options (#)		Options (#)	Option Exercise	Option Expiration
Name	Exercisable		Unexercisable	Price ($)	Date
Gregory A. Demopulos, M.D.	350,000	(1)	—	9.37	09/25/23
	25,000	(1)	—	11.19	10/02/23
	450,000	(2)	—	11.58	10/29/24
	400,000	(3)	—	10.27	02/19/26
	400,000	(4)	—	10.56	12/05/26
	375,000	(5)	—	11.55	02/26/27
	350,000	(6)	—	13.58	04/08/28
	407,285	(7)	17,715	13.45	02/08/29
	309,370	(8)	140,630	11.91	03/01/30
	229,167	(9)	320,833	14.99	07/02/31
	108,333	(10)	541,667	3.93	09/21/32
Michael A. Jacobsen	19,188	(1)	—	9.37	09/25/23
	100,000	(2)	—	11.58	10/29/24
	65,000	(3)	—	10.27	02/19/26
	85,000	(4)	—	10.56	12/05/26
	70,000	(5)	—	11.55	02/26/27
	60,000	(6)	—	13.58	04/08/28
	63,644	(7)	1,356	13.45	02/08/29
	49,582	(8)	20,418	11.91	03/01/30
	32,812	(9)	42,188	14.99	07/02/31
	15,938	(10)	69,062	3.93	09/21/32
Peter B. Cancelmo, J.D.	20,000	(11)	—	11.85	01/02/29
	17,916	(12)	2,084	16.63	06/10/29
	35,416	(8)	14,584	11.91	03/01/30
	11,249	(13)	8,751	10.22	10/26/30
	32,812	(9)	42,188	14.99	07/02/31
	15,000	(10)	65,000	3.93	09/21/32
(1)	The shares subject to this option award vested on a monthly basis in equal amounts over a four-year period that began on April 1, 2013.
(2)	The shares subject to this option award vested on a monthly basis in equal amounts over a four-year period that began on April 1, 2014.
(3)	The shares subject to this option award vested on a monthly basis in equal amounts over a four-year period that began on April 1, 2015.

(4)	The shares subject to this option award vested on a monthly basis in equal amounts over a four-year period that began on April 1, 2016.
(5)	The shares subject to this option award vested on a monthly basis in equal amounts over a four-year period that began on February 26, 2017.
(6)	The shares subject to this option award vested on a monthly basis in equal amounts over a four-year period that began on April 1, 2018.
(7)	The shares subject to this option award vest on a monthly basis in equal amounts over a four-year period that began on February 8, 2019.
(8)	The shares subject to this option award vest on a monthly basis in equal installments over a four-year period that began on March 1, 2020.
(9)	The shares subject to this option award vest on a monthly basis in equal installments over a four-year period that began on April 1, 2021.
(10)	The shares subject to this option award vest on a monthly basis in equal installments over a four-year period that began on April 1, 2022.
(11)	The shares subject to this option award vested over a four-year period that began on January 1, 2019, with 25% of the total number of shares subject to the option award vesting on January 1, 2020 and the remaining shares vesting on a monthly basis in equal amounts.
(12)	The shares subject to this option award vest on a monthly basis in equal amounts over a four-year period that began on June 10, 2019.
(13)	The shares subject to this option award vest on a monthly basis in equal installments over a four-year period that began on October 26, 2020.

2022 Option Exercises and Stock Vested

There were no option exercises or stock vested by our named executive officers during the year ended December 31, 2022.

Potential Payments upon Termination or Change in Control

Pursuant to our employment agreement with Dr. Demopulos we are required to make payments to him upon termination of his employment in the circumstances described below. In addition, under the terms of our equity incentive plans, all of our named executive officers and significant employees are entitled to acceleration of vesting of their option awards upon a merger or change in control under certain conditions or pursuant to terms and conditions as may be determined by the compensation committee according to such plans.

Employment Agreement with Gregory A. Demopulos, M.D.

Overview

We entered into an employment agreement with Dr. Demopulos dated April 7, 2010 related to his service as our president and chief executive officer. Pursuant to the terms of his employment agreement, Dr. Demopulos is an at-will employee and was entitled to receive an initial annual base salary of $600,000, which our compensation committee reviews at least annually. Effective as of April 1, 2022, Dr. Demopulos’ annual salary was increased to $890,590 from $856,337. We may not reduce Dr. Demopulos’ annual base salary without his consent. Dr. Demopulos is entitled to participate in awards under our equity compensation and/or equity incentive plans at a level and on terms commensurate with his position and responsibilities, and no less favorable than those applicable to chief executive officers of peer companies as reasonably determined by the compensation committee, taking into account the recommendation of our independent compensation consultants. Dr. Demopulos also is entitled to participate in any employee benefit and fringe benefit plans that we make available to our executive employees, such as our equity compensation plans, 401(k) plan, disability and life insurance and company-paid health insurance. We also have agreed to allow Dr. Demopulos to maintain his status as a board-eligible orthopedic and hand and microvascular surgeon, which includes his performance of surgical procedures on a limited basis and have agreed to pay related malpractice insurance and professional fees, which were $14,396 in 2022. We believe that Dr. Demopulos’ ability to maintain his standing as a practicing surgeon is beneficial to our corporate objectives including, for example, providing him with insight in determining the strategic direction of the company as well as assisting in the establishment of relationships with key medical and other opinion leaders relevant to our drug programs and corporate strategies.

The employment agreement prohibits Dr. Demopulos from carrying on any business or activity, directly or indirectly, in direct competition with us or soliciting our employees to terminate their employment with us or to work with one of our competitors during his employment and for a period of up to two years following termination of his employment. In addition, the employment agreement prohibits him from soliciting or attempting to influence any of our customers or clients to purchase products from our competitors rather than our products.

The compensation due to Dr. Demopulos pursuant to his employment agreement following termination of his employment with us varies depending upon the nature of the termination.

Termination Without Cause for Good Reason

Dr. Demopulos’ employment agreement provides that if we terminate his employment without “cause,” as defined below, or if he terminates his employment with us for “good reason,” as defined below, then until the earlier of (a) two years from the date of his termination and (b) his start date with a new employer that pays him an annual base salary at least equal to the annual base salary we paid to him prior to his termination (provided that if he terminates his employment for good reason because of a reduction in his annual base salary, then the annual base salary that will be measured will be the annual base salary we paid him prior to such reduction), we will be obligated to pay him on our regularly scheduled payroll dates on an annualized basis:

●	the annual base salary he was receiving as of his termination, provided that if he terminates his employment for good reason because of a reduction in his annual base salary, then the annual base salary we will be obligated to pay him will be his annual base salary in effect prior to such reduction; plus
●	the greater of (1) the average annual bonus paid or payable with respect to the preceding two calendar years and (2) any bonus he would have been entitled to in the year of his termination as determined by our board of directors in good faith.

In addition, if we terminate Dr. Demopulos’ employment without cause or if he terminates his employment with us for good reason, all of his unvested option awards will immediately vest and become exercisable until the maximum term of the respective option awards and all unvested restricted shares he holds, if any, will immediately vest. Dr. Demopulos and his eligible dependents may also continue to participate in all health plans we provide to our executive employees on the same terms as our employees for a period of up to two years from the date of his termination, unless his new employer provides comparable coverage.

“Cause” is defined under Dr. Demopulos’ employment agreement to mean:

●	his willful misconduct or gross negligence in the performance of his duties, including his refusal to comply in any material respect with the legal directives of our board of directors so long as such directives are not inconsistent with his position and duties, and such refusal to comply is not remedied within 10 working days after written notice from the board of directors;
●	dishonest or fraudulent conduct that materially discredits us, a deliberate attempt to do an injury to us or conduct that materially discredits us or is materially detrimental to our reputation, including conviction of a felony; or
●	his material breach, if incurable, of any element of his confidential information and invention assignment agreement with us, including without limitation, his theft or other misappropriation of our proprietary information.

Dr. Demopulos may terminate his employment for “good reason” if he terminates his employment with us within 120 days of the occurrence of any of the following events:

●	any material diminution in his authority, duties or responsibilities;
●	any material diminution in his base salary;
●	we relocate his principal work location to a place that is more than 50 miles from our current location; or
●	we materially breach his employment agreement.

If any of the above events have occurred as a result of our action, we will have 30 days from notice of such event from Dr. Demopulos to remedy the situation, in which case Dr. Demopulos will not be entitled to terminate his employment for good reason related to the event.

If Dr. Demopulos’ employment had been terminated without cause or if he had terminated his employment with good reason on December 31, 2022, he would have been entitled to receive an annual base salary of $856,337 and an annual bonus amount of $882,500 (or any greater bonus amount to which he would have been entitled in 2022 as determined by our board of directors in good faith), payable on a bi-monthly basis over a period of up to two years from the date of termination. In addition, options to purchase a total of 479,178 shares would automatically vest upon his termination, though the exercise price of these option awards exceeds $2.26 per share, the closing trading price of our common stock on December 31, 2022.

Dr. Demopulos and his eligible dependents would also be entitled to participate in the health plans we provide to our employees for a period of up to two years from the date of his termination at an estimated cost to us of approximately $20,573.

Termination for Cause, Voluntary Termination, Death, or Disability

If we terminate Dr. Demopulos’ employment for cause, if he voluntarily terminates his employment with us other than for good reason, or if his employment is terminated as a result of his death or “disability,” as defined below, Dr. Demopulos will be entitled to receive payments for all earned but unpaid salary, bonuses and vacation time, but he will not be entitled to any severance benefits.

“Disability” is defined under Dr. Demopulos’ employment agreement as his inability to perform his duties as the result of his incapacity due to physical or mental illness, and such inability, which continues for at least 120 consecutive calendar days or 150 calendar days during any consecutive 12-month period, if shorter, after its commencement, is determined to be total and permanent by a physician selected by us and our insurers and acceptable to Dr. Demopulos.

2008 Equity Incentive Plan and 2017 Omnibus Incentive Compensation Plan

Under both the 2008 Equity Incentive Plan (the “2008 Plan”) and the 2017 Omnibus Incentive Compensation Plan (the “2017 Plan”), if there is no assumption or substitution of outstanding option awards or replacement of such awards with a comparable cash incentive program by the successor corporation in connection with a merger or “change in control” (as separately defined in each plan), the option awards will become fully vested and exercisable immediately prior to the change in control. In addition, under awards granted under each of the 2008 Plan and the 2017 Plan, if within 12 months following a change in control an employee, including Dr. Demopulos, Mr. Jacobsen or Mr. Cancelmo, is terminated without “cause” or as a result of a “constructive termination,” as such terms are defined below, any outstanding option awards held by him or her, as applicable, that we issued pursuant to the 2008 Plan or the 2017 Plan, as applicable, will become fully vested and exercisable. The amounts under these plans that our named executive officers would have received under each of these scenarios appear in the table below.

The 2008 Plan or the equity award agreements thereunder define key terms relating to the change in control provisions as follows:

●	a “change in control” means a proposed sale of all or substantially all of our assets, or the merger of us with or into another corporation, or other change in control;
●	a termination for “cause” means a termination of an employee for any of the following reasons: (1) his or her willful failure to substantially perform his or her duties and responsibilities to us or a deliberate violation of a company policy; (2) his or her commission of any act of fraud, embezzlement, dishonesty or any other willful misconduct that has caused or is reasonably expected to result in material injury to us; (3) unauthorized use or disclosure by him or her of any proprietary information or trade secrets of ours or any other party to whom he or she owes an obligation of nondisclosure as a result of his or her relationship with us; or (4) his or her willful breach of any of his or her obligations under any written agreement or covenant with us; and
●	a “constructive termination” means the occurrence of any of the following events: (1) there is a material adverse change in an employee’s position causing such position to be of materially reduced stature or responsibility; (2) a reduction of more than 30% of an employee’s base compensation unless in connection with similar decreases of other similarly situated employees; or (3) an employee’s refusal to comply with our request to relocate to a facility or location more than 50 miles from our current location; provided that in order for an employee to be constructively terminated, he or she must voluntarily terminate his or her employment within 30 days of the applicable material change or reduction.

The 2017 Plan defines key terms relating to the merger or change in control provisions as follows:

●	a “change in control” means a sale of all or substantially all of our assets, or the merger of us with or into another corporation, or other change in control;
●	a termination for “cause” means a termination of the employment or consulting relationship with the company for any of the following reasons: (1) willful misconduct or gross negligence in performance of duties or material violation of company policy; (2) commission of any act of fraud, embezzlement, dishonesty or any other willful misconduct that has caused or is reasonably expected to result in material injury to us; (3) unauthorized use or disclosure of any proprietary information or trade secrets of ours or any other party to whom he or she owes an obligation of nondisclosure as a result of his or her relationship with us; or (4) willful breach of any of his or her obligations under any written agreement or covenant with us; and
●	a “constructive termination” means the employee’s termination of employment within 120 days of any of the following events: (1) any material diminution in the employee’s authority, duties or responsibilities; (2) any material diminution in base salary; (3) any change of more than 50 miles in the geographic location at which the employee must primarily perform services; and (4) any other action or inaction that constitutes a material breach by the company of an employment agreement with the employee; provided, however, that the employee must first provide the company with written notice specifying the foregoing occurrences within 90 days of such occurrence, and provide the company with an opportunity to cure the condition within 30 days of delivery of such notice.

Equity Acceleration upon a Change in Control

None of Dr. Demopulos, Mr. Jacobsen nor Mr. Cancelmo would have derived value from the acceleration of outstanding equity awards had a change in control (and certain other events, as applicable) occurred on December 31, 2022 based on the closing trading price of our common stock on December 31, 2022, which was lower than the exercise prices of the applicable stock option awards.

CEO Pay Ratio Disclosure

We are required by SEC rules and regulations to disclose the annual total compensation for our CEO and the median annual total compensation for our worldwide employee population excluding our CEO, and the ratio of annual total compensation for our CEO to the annual total compensation for our median employee. For 2022, we chose to use the same median employee that we identified for 2021, as permitted by SEC rules, because there has been no change in our employee population or employee compensation arrangements that we believe would significantly impact our pay ratio calculations.

To identify our median employee in 2021, we took the following steps:

1.    We determined that, as of December 31, 2021, our employee population consisted of 211 individuals (excluding our CEO), all of whom reside in the U.S. This population consisted of our full-time, part-time and temporary employees employed with us as of the determination date.

2.    To identify the “median employee” from our employee population, we used total W-2 compensation consistently applied to all employees included in the calculation. We annualized the compensation for employees who were not employed by us for all of 2021 for purposes of establishing the distribution of employee compensation within our population and identified the employee nearest the median of this distribution who was employed for the full year 2021 as our median employee. We did not use any statistical sampling techniques and did not make any cost of living adjustments in identifying our median employee.

To determine our median employee’s annual total compensation, we identified and calculated the elements of that employee’s compensation for 2022 in accordance with the requirements of Item 402(c)(2) of Regulation S-K. Based on this analysis, for 2022 the total compensation of our CEO was $3,728,686, as reported in the Summary Compensation Table above, and the total compensation of our median employee was $173,998. This results in a ratio of annual total CEO compensation to annual total median employee compensation of approximately 21.4 to 1.

Our reported CEO pay ratio is an estimate calculated in a manner consistent with SEC rules for identifying the median employee and determining the ratio of his or her compensation to that of our CEO. These rules permit companies to employ a wide range of methodologies, estimates and assumptions. CEO pay ratios reported by other companies, which may have used other permitted methodologies or assumptions, and which may have a significantly different work force structure from ours, are not necessarily comparable to our CEO pay ratio. Also, as noted above, the dollar amount of stock option awards included in the total compensation for our CEO and our median employee represent the grant date fair value of stock option awards as computed in accordance with FASB ASC Topic 718, using assumptions set forth in Note 13, Stock-Based Compensation, to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Realization of this compensation is dependent upon the price of our common stock at the time the stock options are exercised.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information regarding our equity compensation plans in effect as of December 31, 2022:

		Weighted-	Number of Securities
		Average	Remaining Available
	Number of Securities	Exercise Price	for
	to be	of	Future Issuance
	Issued Upon Exercise	Outstanding	Under
	of	Options,	Equity
	Outstanding Options,	Warrants and	Compensation
	Warrants and Rights	Rights	Plans
Equity compensation plans approved by security holders:
2017 Omnibus Incentive Compensation Plan (1)	8,909,710	$7.61	4,967,281
2008 Equity Incentive Plan (2)	5,062,013	$11.05	—
Total	13,971,723	$11.02	4,967,281
(1)	Our 2017 Plan provides for the grant of incentive and non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants and subsidiary corporations’ employees and consultants. The 2017 Plan replaced the 2008 Plan, and as a result we will not grant any new awards under the 2008 Plan. Any stock option awards granted under the 2008 Plan that were outstanding as of the effective date of the 2017 Plan remained in effect pursuant to their terms and, if the award is canceled or is repurchased, the shares underlying such award become available for grant under the 2017 Plan.
(2)	The 2008 Plan provided for the grant of incentive and non-statutory stock options, restricted stock, stock appreciation rights, performance units and performance shares to employees, directors and consultants and subsidiary corporations’ employees and consultants.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock at April 18, 2023, for: each person who we know beneficially owns more than five percent of our common stock; each of our directors; each of our named executive officers; and all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. Applicable percentage ownership is based on 62,828,765 shares of common stock outstanding at April 18, 2023. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of common stock subject to options held by that person that are currently exercisable or will become exercisable within 60 days of April 18, 2023. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each person who owns more than five percent of our common stock listed in the table below is c/o Omeros Corporation, The Omeros Building, 201 Elliott Avenue West, Seattle, Washington 98119.

		Number of
		Shares		Percent of Class
	Exercisable	Beneficially		Beneficially
Name and Address of Beneficial Owner	Stock Options(1)	Owned(2)		Owned
5% Security Holders:
Ingalls & Snyder, LLC (3)	—	4,131,793		6.6%

Executive Officers and Directors:
Gregory A. Demopulos, M.D.	3,628,119	5,655,105	(4)	8.5%
Michael A. Jacobsen	586,479	600,479		*
Peter B. Cancelmo, J.D.	157,498	157,698		*
Thomas F. Bumol, Ph.D.	45,000	45,000		*
Thomas J. Cable	72,500	107,567		*
Peter A. Demopulos, M.D.	72,500	435,398	(5)	*
Arnold C. Hanish	72,500	84,900		*
Leroy E. Hood, M.D., Ph.D.	72,500	146,890		*
Rajiv Shah, M.D.	77,500	77,500		*
Kurt Zumwalt	49,250	50,250		*

All executive officers and directors as a group (10 persons)	4,833,846	7,360,787		10.9%
*	Less than 1%
(1)	Represents shares that could be purchased pursuant to the exercise of option awards vested as of and within 60 days of April 18, 2023.
(2)	Represents outstanding shares plus the options set forth in the previous column.
(3)	Derived from amount reported in Amendment No. 11 to Schedule 13G filed with the SEC on February 17, 2023. Ingalls & Snyder, LLC has shared dispositive power, but lacks voting power, over the shares. The Schedule 13G/A filed by the reporting person provides information as of December 31, 2022 and, consequently, the beneficial ownership of the reporting person may have changed between December 31, 2022 and the date of this Amendment.
(4)	Dr. Demopulos has pledged 2,026,986 of his outstanding shares of common stock as collateral for a loan as approved by the board of directors as described in “Hedging and Pledging Policy” above.
(5)	Includes 164,382 shares of common stock held by The Demopulos Family Trust, of which Dr. Peter Demopulos is the trustee and a beneficiary along with his sister and their mother’s estate. Dr. Peter Demopulos disclaims beneficial ownership of the shares held by The Demopulos Family Trust except to the extent of his pecuniary interest therein.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

We have adopted a written policy that prohibits our executive officers, directors and director nominees and principal shareholders, including their immediate family members, from entering into a related-party transaction with us without the approval of our audit committee. Any request for us to enter into a transaction with an executive officer, director or director nominee, principal shareholder, or any of such persons’ immediate family members, in which such party had, has or will have a direct or indirect material interest and where the amount involved exceeds $120,000, other than certain excluded transactions including those involving compensation for services provided to us as an executive officer or director, must be presented to our audit committee for review, consideration and approval. All of our directors and executive officers are required to report to our audit committee any such related-party transaction. In considering the proposed related-party transaction, our audit committee will consider the relevant facts and circumstances available and deemed relevant to the audit committee, including, whether the transaction is fair to us, whether there are business reasons to enter into the transaction and whether the terms of the transaction would be similar if the transaction did not involve a related party, whether the transaction would impair the independence of a non-employee director, the materiality of the transaction and whether the transaction would present an improper conflict of interest between us and the related party.

The following is a summary of transactions since January 1, 2021 to which we have been a party in which the amount involved exceeded $120,000 and in which any of our executive officers, directors or beneficial holders of more than five percent of our common stock had or will have a direct or indirect material interest, other than compensation arrangements which are described elsewhere in this report. We believe that the terms of such transactions are as favorable as those we could have obtained from parties not related to us.

Technology Transfer Agreements

We are party to technology transfer agreements with Gregory A. Demopulos, M.D. pursuant to which he irrevocably transferred to us all of his intellectual property rights in our early PharmacoSurgery® platform and our former Chondroprotective program, for which we have suspended activity. Other than his rights as a shareholder, Dr. Demopulos has not retained any rights to our PharmacoSurgery platform or Chondroprotective program, except that if we file for liquidation under Chapter 7 of the U.S. Bankruptcy Code or voluntarily liquidate or dissolve, other than in connection with a merger, reorganization, consolidation or sale of assets, Dr. Demopulos and another individual have the right to repurchase the PharmacoSurgery and Chondroprotective intellectual property at their respective then-current fair market values.

Insurance Policies

In 2021 we purchased group insurance policies (i.e., medical, dental, vision, disability and life) for our employees through Group Solutions Northwest, LLC (Group Solutions), for which we paid policy premiums of approximately $4.5 million in 2021. Group Solutions received commissions from the sale of these policies of approximately $144,000, which comprised less than 10% of its 2021 revenues. The owner and chief executive officer of Group Solutions is Gary Aspiri, the son of Ray Aspiri, a former director. The audit committee evaluated this transaction and ratified and approved its terms, concluding that the premiums we pay, and the commissions that Group Solutions receives, are consistent with terms we could expect to obtain for comparable insurance coverage from an unrelated third party. The board of directors considered this transaction when evaluating Ray Aspiri’s independence under Nasdaq listing standards and applicable SEC rules and concluded that the transaction did not affect his status as an independent director or his ability to serve on the audit committee and compensation committee. Ray Aspiri did not participate in the proceedings of the audit committee or board of directors related to this transaction. He retired from our board of directors in October 2021.

Indemnification Agreements

We have entered and expect to continue to enter into agreements to indemnify our directors, executive officers and other employees as determined by the board of directors. With certain exceptions, these agreements provide for indemnification for expenses including, among other things, attorneys’ fees, judgments, fines and settlement amounts incurred by any of these individuals in any action or proceeding relating to their service to Omeros.

Director Independence

Our board of directors has determined that Dr. Bumol, Mr. Cable, Mr. Hanish, Dr. Hood, Dr. Shah and Mr. Zumwalt each meet the independence requirements under applicable listing standards of Nasdaq, as well as applicable rules promulgated by the SEC. The board of directors has determined that Gregory A. Demopulos and Peter A. Demopulos are not independent.

ITEM 14.            PRINCIPAL ACCOUNTING FEES AND SERVICES

Information Regarding Our Independent Registered Public Accounting Firm

Ernst & Young LLP (“Ernst & Young”) served as our independent registered public accounting firm for the years ended December 31, 2022 and 2021. Fees for professional services provided by Ernst & Young, our independent auditors, in each of the last two fiscal years, in each of the following categories (in thousands) are:

	2022	2021
Audit Fees	$791	$1,299
Audit-Related Fees	-	-
Tax Fees	57	106
All Other Fees	-	-
Total Fees	$848	$1,405

Audit Fees

Consists of fees associated with the annual audit of our financial statements, the reviews of our interim financial statements and quarterly reports on Form 10-Q and the issuance of consents and comfort letters in connection with registration statements.

Audit-Related Fees

Consists of fees associated with assurance and related services that are reasonably related to the performance of the audit or review of our financial statements including accounting consultations.

Tax Fees

Consists of fees associated with federal income tax compliance, tax advice and tax planning.

All Other Fees

Consists of fees associated with permitted corporate finance assistance and permitted advisory services, none of which were provided by our independent auditors during the last two fiscal years.

Audit Committee Pre-Approval Policy

The audit committee must pre-approve all services to be performed for us by Ernst & Young. Pre-approval is granted usually at regularly scheduled meetings of the audit committee. If unanticipated items arise between meetings of the audit committee, the audit committee has delegated authority to the chair of the audit committee to pre-approve services, in which case the chair communicates such pre-approval to the full audit committee at its next scheduled meeting. During 2022 and 2021, all services billed by Ernst & Young were pre-approved by the audit committee in accordance with this policy.

PART IV

ITEM 15.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

No financial statements or supplemental data are filed with this Amendment. See the Index to Consolidated Financial Statements in Part II, Item 8 of the Annual Report.

2. Financial Statement Schedules

All schedules have been omitted as the required information is either not required, not applicable or otherwise included in Part II, Item 8 of the Annual Report.

3. Exhibits

The following list of exhibits includes exhibits submitted with this Form 10-K, as amended, as filed with the SEC and those incorporated by reference to other filings.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith

1.1	Sales Agreement, dated March 1, 2021, between Omeros Corporation and Cantor Fitzgerald & Co.	10-K	001-34475	1.1	03/01/2021

3.1	Amended and Restated Articles of Incorporation of Omeros Corporation	10-K	001-34475	3.1	03/31/2010

3.2	Amended and Restated Bylaws of Omeros Corporation	10-K	001-34475	3.2	03/31/2010

4.1	Description of Common Stock	10-K	001-34475	1.1	03/01/2021

4.2	Form of Omeros Corporation common stock certificate	S-1/A	333-148572	4.1	10/02/2009

4.3	Form of Omeros Corporation April 2018 Common Stock Warrant	8-K	001-34475	10.2	4/13/2018

4.4	Indenture, dated as of November 15, 2018, between Omeros Corporation and Wells Fargo Bank, National Association, as trustee (including the form of 6.25% Convertible Senior Notes due 2023).	8-K	001-34475	4.1	11/15/2018

4.5	Indenture, dated as of August 14, 2020, between Omeros Corporation and Wells Fargo Bank, National Association, as trustee	8-K	001-34475	4.1	08/14/2020

4.6	First Supplemental Indenture, dated as of August 14, 2020, between Omeros Corporation and Wells Fargo Bank, National Association, as trustee (including the form of 5.25% Convertible Senior Notes due 2026)	8-K	001-34475	4.2	08/14/2020

10.1††	Technology License Agreement, effective August 28, 2020 between Omeros Corporation and Xencor, Inc.					X+

10.2††	Asset Purchase Agreement, dated as of December 1, 2021 among Omeros Corporation, Rayner Surgical Inc. and Rayner Surgical Group, Limited, as Parent Guarantor	10-K	001-34475	10.1	03/01/2022

10.3*	Form of Indemnification Agreement entered into between Omeros Corporation and its directors and officers	S-1	333-148572	10.1	01/09/2008

10.4*	2008 Equity Incentive Plan (as amended)	10-K	001-34475	10.6	03/16/2017

10.5*	Form of Stock Option Award Agreement under the 2008 Equity Incentive Plan	10-Q	001-34475	10.2	11/07/2013

10.6*	2017 Omnibus Incentive Compensation Plan (as amended and restated effective as of June 11, 2021)	8-K	001-34475	10.1	6/16/2021

10.7*	Form of Stock Option Award Agreement under the 2017 Omnibus Incentive Compensation Plan	S-8	333-218882	4.4	06/21/2017

10.8*	Second Amended and Restated Employment Agreement between Omeros Corporation and Gregory A. Demopulos, M.D. dated April 7, 2010	8-K	001-34475	10.1	04/12/2010

10.9*	Technology Transfer Agreement between Omeros Corporation and Gregory A. Demopulos, M.D. dated June 16, 1994	S-1	333-148572	10.14	01/09/2008

10.10*	Second Technology Transfer Agreement between Omeros Corporation and Gregory A. Demopulos, M.D. dated December 11, 2001	S-1	333-148572	10.16	01/09/2008

10.11*	Omeros Corporation Non-Employee Director Compensation Policy					X+

10.12	Lease dated January 27, 2012 between Omeros Corporation and BMR-201 Elliott Avenue LLC	8-K	001-34475	10.1	02/01/2012

10.13	First Amendment to Lease dated November 5, 2012 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-Q	001-34475	10.2	11/09/2012

10.14	Second Amendment to Lease dated November 16, 2012 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-K	001-34475	10.18	03/18/2013

10.15	Third Amendment to Lease dated October 16, 2013 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-K	001-34475	10.18	03/13/2014

10.16	Fourth Amendment to Lease dated September 8, 2015 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-Q	001-34475	10.3	11/09/2015

10.17	Fifth Amendment to Lease dated September 1, 2016 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-Q	001-34475	10.1	05/10/2017

10.18	Sixth Amendment to Lease dated October 18, 2018 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-K	001-34475	10.19	03/01/2019

10.19	Seventh Amendment to Lease dated April 15, 2019 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-Q	001-34475	10.1	08/08/2019

10.20	Eighth Amendment to Lease dated October 18, 2019 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-K	001-34475	10.20	03/02/2020

10.21	Ninth Amendment to Lease dated January 15, 2020 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-Q	001-34475	10.1	05/11/2020

10.22	Tenth Amendment to Lease dated September 15, 2020 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-Q	001-34475	10.1	11/09/2020

10.23	Eleventh Amendment to Lease dated October 23, 2020 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-K	001-34475	1.1	03/01/2021

10.24	Twelfth Amendment to Lease dated January 1, 2021 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-K	001-34475	1.1	03/01/2021

10.25	Thirteenth Amendment to Lease dated January 1, 2021 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-Q	001-34475	1.1	08/06/2021

10.26†	Exclusive License and Sponsored Research Agreement between Omeros Corporation and the University of Leicester dated June 10, 2004	S-1/A	333-148572	10.29	09/16/2009

10.27†	Research and Development Agreement First Amendment between Omeros Corporation and the University of Leicester dated October 1, 2005	S-1	333-148572	10.30	01/09/2008

10.28†	Research and Development Agreement Eighth and Ninth Amendments between Omeros Corporation and the University of Leicester dated March 21, 2012 and September 1, 2013	10-K	001-34475	10.24	03/16/2015

10.29†	Patent Assignment Agreement between Omeros Corporation and Roberto Ciccocioppo, Ph.D. dated February 23, 2009	S-1/A	333-148572	10.47	09/16/2009

10.30†	First Amendment to Patent Assignment Agreement between Omeros Corporation and Roberto Ciccocioppo, Ph.D. effective December 31, 2010	10-K	001-34475	10.28	03/18/2013

10.31†	License Agreement between Omeros Corporation and Daiichi Sankyo Co., Ltd. (successor-in-interest to Asubio Pharma Co., Ltd.) dated March 3, 2010	10-Q	001-34475	10.1	05/12/2010

10.32†	Amendment No. 1 to License Agreement with an effective date of January 5, 2011 between Omeros Corporation and Daiichi Sankyo Co., Ltd.	10-Q	001-34475	10.1	05/10/2011

10.33†	Amendment No. 2 to License Agreement with an effective date of January 25, 2013 between Omeros Corporation and Daiichi Sankyo Co., Ltd.	10-Q	001-34475	10.1	05/09/2013

10.34†	Exclusive License Agreement between Omeros Corporation and Helion Biotech ApS dated April 20, 2010	10-Q	001-34475	10.2	08/10/2010

10.35†	Platform Development Funding Agreement between Omeros Corporation and Vulcan Inc. and its affiliate dated October 21, 2010	10-K	001-34475	10.44	03/15/2011

10.36†	Grant Award Agreement between Omeros Corporation and the Life Sciences Discovery Fund Authority dated October 21, 2010	10-K	001-34475	10.45	03/15/2011

10.37	Form of capped call transaction confirmation, dated as of November 8, 2018, by and between Royal Bank of Canada and Omeros Corporation, in reference to the 6.25% Convertible Senior Notes due 2023	8-K	001-34475	10.2	11/15/2018

10.38	Form of capped call transaction confirmation, in reference to the 5.25% Convertible Senior Notes due 2026	8-K	001-34475	10.1	08/14/2020

10.39††	Master Services Agreement, dated July 28, 2019, between Omeros Corporation and Lonza Biologics Tuas Pte. Ltd.	10-Q	001-34475	10.1	11/12/2019

23.1	Consent of Independent Registered Public Accounting Firm					X+

31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X+

31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X+

31.3	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.4	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X+

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X+

101.INS	Inline XBRL Instance Document	X+

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X+

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X+

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X+

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	X+

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X+

104.1	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)	X+

*     Indicates management contract or compensatory plan or arrangement.

+	Filed as an exhibit to our Annual Report.

†     Portions of this exhibit are redacted in accordance with a grant of confidential treatment.

††	Certain identified information has been excluded from the exhibit because it both (A) is not material and (B) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMEROS CORPORATION

/s/ GREGORY A. DEMOPULOS, M.D.
Gregory A. Demopulos, M.D.
President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Dated: May 1, 2023