Form 10-Q
period 2023-03-31
OMEROS CORP
filed 2023-05-09
CIK 1285819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

As of May 3, 2023, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 62,828,765.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which are subject to the “safe harbor” created by those sections for such statements. Forward-looking statements are based on our management’s beliefs and assumptions and on currently available information. All statements other than statements of historical fact are “forward-looking statements.” Terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “likely,” “look forward to,” “may,” “objective,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “slate,” “target,” “will,” “would,” and similar expressions and variations thereof are intended to identify forward-looking statements, but these terms are not the exclusive means of identifying such statements. Examples of these statements include, but are not limited to, statements regarding:

●	our estimates regarding how long our existing cash, cash equivalents, short-term investments, royalty receipts and potential revenues will fund our anticipated operating expenses, capital expenditures and debt service obligations;
●	our expectations related to future royalties potentially payable to us under the terms of the asset purchase agreement under which we divested our former commercial ophthalmology product OMIDRIA®;
●	our expectations regarding clinical plans and anticipated or potential paths to regulatory approval of narsoplimab by the U.S. Food and Drug Administration (“FDA”) and the European Medicines Agency (“EMA”) in hematopoietic stem cell transplant-associated thrombotic microangiopathy (“HSCT-TMA”), immunoglobulin A (“IgA”) nephropathy, atypical hemolytic uremic syndrome (“aHUS”) and COVID-19;
●	whether and when a marketing authorization application (“MAA”) may be filed with the EMA for narsoplimab in any indication, and whether the EMA will grant approval for narsoplimab in any indication;
●	our plans for the commercial launch of narsoplimab following any regulatory approval and our estimates and expectations regarding coverage and reimbursement for any approved products;
●	our expectation that we will rely on contract manufacturers to manufacture narsoplimab, if approved, for commercial sale and to manufacture our drug candidates for purposes of clinical supply and in anticipation of potential commercialization;
●	our expectations regarding the clinical, therapeutic and competitive benefits and importance of our drug candidates;
●	our ability to design, initiate and/or successfully complete clinical trials and other studies for our drug candidates and our plans and expectations regarding our ongoing or planned clinical trials, including for our lead MASP-2 inhibitor narsoplimab and for our other investigational candidates, including OMS906, OMS1029 and OMS527;
●	with respect to our narsoplimab clinical programs, our expectations regarding: whether enrollment in any ongoing or planned clinical trial will proceed as expected; whether we can capitalize on the financial and regulatory incentives provided by orphan drug designations granted by FDA, the European Commission (“EC”), or the EMA; and whether we can capitalize on the regulatory incentives provided by fast-track or breakthrough therapy designations granted by FDA;
●	our ability to raise additional capital through the capital markets or through one or more corporate partnerships, equity offerings, debt financings, collaborations, licensing arrangements or asset sales;
●	our expectations about the commercial competition that our drug candidates, if commercialized, face or may face;

●	the expected course and costs of existing claims, legal proceedings and administrative actions, our involvement in potential claims, legal proceedings and administrative actions, and the merits, potential outcomes and effects of both existing and potential claims, legal proceedings and administrative actions, as well as regulatory determinations, on our business, prospects, financial condition and results of operations;
●	the extent of protection that our patents provide and that our pending patent applications will provide, if patents are issued from such applications, for our technologies, programs, and drug candidates;
●	the factors on which we base our estimates for accounting purposes and our expectations regarding the effect of changes in accounting guidance or standards on our operating results; and
●	our expected financial position, performance, revenues, growth, costs and expenses, magnitude of net losses and the availability of resources.

Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks, uncertainties and other factors described in this Quarterly Report on Form 10-Q under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”). Given these risks, uncertainties and other factors, actual results or anticipated developments may not be realized or, even if substantially realized, may not have the expected consequences to or effects on our company, business or operations. Accordingly, you should not place undue reliance on these forward-looking statements, which represent our estimates and assumptions only as of the date of the filing of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual results in subsequent periods may differ materially from current expectations. Except as required by applicable law, we assume no obligation to update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

OMEROS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMEROS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$3,829	$11,009
Short-term investments	367,527	183,909
OMIDRIA contract royalty asset, short-term	28,940	28,797
Receivables	10,033	213,221
Prepaid expense and other assets	6,708	6,300
Total current assets	417,037	443,236
OMIDRIA contract royalty asset	119,681	123,425
Right of use assets	21,025	21,762
Property and equipment, net	1,335	1,492
Restricted investments	1,054	1,054
Total assets	$560,132	$590,969

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$6,446	$5,989
Accrued expenses	30,821	30,551
Current portion of unsecured convertible senior notes, net	94,554	94,381
Current portion of OMIDRIA royalty obligation	2,943	1,152
Current portion of lease liabilities	4,427	4,310
Total current liabilities	139,191	136,383
Unsecured convertible senior notes, net	221,209	220,906
OMIDRIA royalty obligation	123,057	125,126
Lease liabilities, non-current	21,287	22,426
Other accrued liabilities, non-current	452	444
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized; none issued and outstanding at March 31, 2023 and December 31, 2022.	—	—
Common stock, par value $0.01 per share, 150,000,000 shares authorized at March 31, 2023 and December 31, 2022;62,828,765 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively.	628	628
Additional paid-in capital	723,726	720,773
Accumulated deficit	(669,418)	(635,717)
Total shareholders’ equity	54,936	85,684
Total liabilities and shareholders’ equity	$560,132	$590,969

See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2023	2022

Costs and expenses:
Research and development	$24,610	$24,087
Selling, general and administrative	11,103	10,959
Total costs and expenses	35,713	35,046
Loss from operations	(35,713)	(35,046)
Interest expense	(7,933)	(4,941)
Interest and other income	3,963	493
Net loss from continuing operations	(39,683)	(39,494)
Net income from discontinued operations, net of tax	5,982	6,483
Net loss	$(33,701)	$(33,011)

Basic and diluted net income (loss) per share:
Net loss from continuing operations	$(0.63)	$(0.63)
Net income from discontinued operations	0.09	0.10
Net loss	$(0.54)	$(0.53)

Weighted-average shares used to compute basic and diluted net income (loss) per share	62,828,765	62,724,775

See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2022	62,628,855	$626	$706,288	$(683,134)	$23,780
Exercise of stock options and warrants	101,160	1	413	—	414
Stock-based compensation expense	—	—	3,892	—	3,892
Net loss	—	—	—	(33,011)	(33,011)
Balance at March 31, 2022	62,730,015	$627	$710,593	$(716,145)	$(4,925)

Balance at January 1, 2023	62,828,765	$628	$720,773	$(635,717)	$85,684
Stock-based compensation expense	—	—	2,953	—	2,953
Net loss	—	—	—	(33,701)	(33,701)
Balance at March 31, 2023	62,828,765	$628	$723,726	$(669,418)	$54,936

See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net loss	$(33,701)	$(33,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,953	3,892
Non-cash interest expense on unsecured convertible debt	477	446
Depreciation and amortization	186	278
Non-cash interest earned on OMIDRIA contract royalty asset	(3,925)	(4,838)
Remeasurement on OMIDRIA contract royalty asset	(1,677)	(2,158)
Accretion on U.S. government treasury bills, net	(2,316)	—
Early termination of operating lease	—	(454)
Changes in operating assets and liabilities:
Receivables	203,188	21,900
Prepaid expenses and other	(582)	592
OMIDRIA contract royalty asset	9,203	13,831
Accounts payable and accrued expense	733	(15,671)
Net cash provided by (used in) operating activities	174,539	(15,193)
Investing activities:
Purchases of investments and other	(523,941)	(83,013)
Proceeds from the sale and maturities of investments	342,610	6,200
Net cash used in investing activities	(181,331)	(76,813)
Financing activities:
Principal payments on OMIDRIA royalty obligation	(278)	—
Principal payments on finance lease obligations	(110)	(253)
Proceeds upon exercise of stock options and warrants	—	414
Net cash provided by (used in) financing activities	(388)	161
Net decrease in cash and cash equivalents	(7,180)	(91,845)
Cash and cash equivalents at beginning of period	11,009	100,808
Cash and cash equivalents at end of period	$3,829	$8,963

Supplemental cash flow information
Cash paid for interest	$7,933	$5,967

See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Organization and Basis of Presentation

General

Omeros Corporation (“Omeros,” the “Company” or “we”) is a clinical-stage biopharmaceutical company committed to discovering, developing and commercializing small-molecule and protein therapeutics for large-market as well as orphan indications targeting immunologic disorders, including complement-mediated diseases, cancers and addictive and compulsive disorders. We marketed our first drug product, OMIDRIA® (phenylephrine and ketorolac intraocular solution) 1% / 0.3% for use during cataract surgery or intraocular lens replacement in the United States (the “U.S.”) until we sold OMIDRIA and related business assets on December 23, 2021 (see “Sale of OMIDRIA Assets” below for additional information).

The lead drug candidate in our pipeline of complement-targeted therapeutics is narsoplimab, a proprietary, patented human monoclonal antibody targeting mannan-binding lectin-associated serine protease 2 (“MASP-2”), the key activator of the lectin pathway of complement. Clinical development of narsoplimab is currently focused primarily on hematopoietic stem cell transplant-associated thrombotic microangiopathy (“HSCT-TMA”) and immunoglobulin A (“IgA”) nephropathy. Our pipeline of clinical-stage development programs includes: our long-acting MASP-2 inhibitor OMS1029, our inhibitor of mannan-binding lectin-associated serine protease-3 (“MASP-3”) OMS906 and our phophodiesterase 7 (PDE7) inhibitor OMS527.

Sale of OMIDRIA Assets

On December 23, 2021, we sold our commercial product OMIDRIA and certain related assets including inventory and prepaid expenses to Rayner Surgical Inc. (“Rayner”). Rayner paid us $126.0 million in cash at closing, and we retained all outstanding accounts receivable, accounts payable and accrued expenses as of the closing date.

Under the Asset Purchase Agreement with Rayner (“Asset Purchase Agreement”), we were entitled to receive a milestone payment of $200.0 million (the “Milestone Payment”) within 30 days following an event (the “Milestone Event”) that establishes separate payment for OMIDRIA for a continuous period of at least four years when furnished in the ambulatory surgery center (“ASC”) setting. In December 2022, the Milestone Event occurred and we recorded a $200.0 million milestone receivable. We received the Milestone Payment together with accrued interest in February 2023.

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

Liquidity and Capital Resources

As of March 31, 2023, we had cash, cash equivalents and short-term investments of $371.4 million and outstanding accounts receivable of $10.0 million. Our loss for the quarter ended March 31, 2023 was $33.7 million and our cash provided by operations was $174.5 million. Included in our cash provided by operations was the $200.0 million collection of the Milestone Payment.

Historically, we have incurred net losses from continuing operations and negative operating cash flows. We have not yet established an ongoing source of revenue sufficient to cover our operating costs and, therefore, could need to raise additional capital to accomplish our business plan and to retire our outstanding convertible senior notes due in 2026. We plan to continue to fund our operations for at least the next twelve months with our existing cash and investments, royalties from Rayner and our outstanding accounts receivable. If FDA approval is granted for narsoplimab for treatment of HSCT-TMA within the next twelve months, sales of narsoplimab may also provide funds for our operations. We have a sales agreement to sell shares of our common stock, from time to time, in an “at the market” equity offering facility through which we may offer and sell shares of our common stock equaling an aggregate amount up to $150.0 million. Should it be determined to be strategically advantageous, we could pursue debt financings as well as public and private offerings of our equity securities, similar to those we have previously completed, or other strategic transactions, which may include licensing a portion of our existing technology.

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

Note 2—Significant Accounting Policies

OMIDRIA Royalties, Milestones and Contract Royalty Assets

We have rights to receive future royalties from Rayner on OMIDRIA net sales at royalty rates that vary based on geography and certain regulatory contingencies. Therefore, future OMIDRIA royalties are treated as variable consideration. The sale of OMIDRIA qualified as an asset sale under GAAP. To measure the OMIDRIA contract royalty asset we used the expected value approach which is the sum of the discounted probability-weighted royalty payments we would receive using a range of potential outcomes to the extent that it is probable that a significant reversal in the amount of cumulative income recognized will not occur. As contemplated by the Asset Purchase Agreement, the royalty rate applicable to U.S. net sales of OMIDRIA was reduced from 50% to 30% upon the occurrence, in December 2022, of the event triggering the $200.0 million Milestone Payment. Consequently, in December 2022, we revalued the OMIDRIA contract royalty asset using the 30% royalty rate on U.S. net sales and adjusted the probability-weighted outcomes to reflect the occurrence of the Milestone Event. Royalties earned are recorded as a reduction to the OMIDRIA contract royalty asset. The amount recorded in discontinued operations in future periods will reflect interest earned on the outstanding OMIDRIA contract royalty asset at an effective interest rate of 11.0% and any amounts we receive that are different from the expected royalties. The OMIDRIA contract royalty asset will be re-measured periodically using the expected value approach based on actual results and future expectations. Any required adjustment to the OMIDRIA contract royalty asset will be recorded in discontinued operations.

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

To the extent our estimates of future royalties differ from previous estimates, we will adjust the carrying amount of the liability for future OMIDRIA royalties to the present value of the revised estimated cash flows, discounted at the original effective interest rate of 9.4% utilizing the cumulative catch-up method. The offset to the adjustment would be recognized as a component of net income (loss) from continuing operations.

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

We record finance lease obligations as a component of property and equipment and amortize these assets within operating expenses on a straight-line basis to their residual values over the shorter of the term of the underlying lease or the estimated useful life of the equipment. The interest component of finance lease obligations is included in interest expense and recognized using the effective interest method over the lease term.

We account for leases with initial terms of 12 months or less as operating expenses on a straight-line basis over the lease term.

Stock-Based Compensation

Stock-based compensation expense is recognized for all share-based payments, including grants of stock option awards and restricted stock units (“RSU”) based on estimated fair values. The fair value of our stock is calculated using the Black-Scholes valuation model, which requires judgmental assumptions around volatility, risk-free rates, forfeiture rates and expected option life. Compensation expense is recognized over the requisite service periods, which is generally the vesting period, using the straight-line method. Forfeiture expense is estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates.

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

Note 3—Discontinued Operations

On December 23, 2021, we sold OMIDRIA and certain related assets including inventory and prepaid expenses to Rayner.

Under the Asset Purchase Agreement, the achievement of the Milestone Event in December 2022 triggered a $200.0 million Milestone Payment from Rayner and a reduction in the U.S. royalty rate from 50% to 30% on OMIDRIA net sales until the expiration or termination of the last issued and unexpired U.S. patent, which we expect to occur no earlier than 2033. The Milestone Event resulted in recognition of the $200.0 million Milestone Payment, which we received in

February 2023. Upon the occurrence of certain events described in the Asset Purchase Agreement, including during any specific period in which OMIDRIA is no longer eligible for separate payment, the U.S. base royalty rate would be further reduced to 10%.

The sale of OMIDRIA was recorded as an asset sale. Additionally, the results of operations related to OMIDRIA are recorded as income from discontinued operations for all periods presented in the condensed consolidated statements of operations and comprehensive loss.

The following schedule presents a rollforward of the OMIDRIA contract royalty asset (in thousands):

OMIDRIA contract royalty asset at December 31, 2022	$152,222
Royalties earned	(9,203)
Interest earned on OMIDRIA contract royalty asset	3,925
Remeasurement adjustments	1,677
OMIDRIA contract royalty asset at March 31, 2023	$148,621

Net income from discontinued operations is as follows:

	Three Months Ended
	March 31,
	2023	2022

	(In thousands)
Interest earned on OMIDRIA contract royalty asset	$3,925	$4,838
Remeasurement adjustments	1,677	2,158
Other income (expense), net	380	(513)
Net income from discontinued operations, net of tax	$5,982	$6,483

Cash flow from discontinued operations is as follows:

	Three Months Ended
	March 31,
	2023	2022

	(In thousands)
Net cash provided by discontinued operations from operating activities	$213,876	$27,616

Net cash provided by discontinued operations primarily represents royalties earned and the $200.0 million Milestone Payment that we received from Rayner in February 2023.

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

Potentially dilutive securities excluded from Diluted EPS are as follows:

	Three Months Ended
	March 31,
	2023	2022
2026 Notes convertible to common stock (1)	12,172,008	12,172,008
2023 Notes convertible to common stock (1)	4,941,739	4,941,739
Outstanding options to purchase common stock	17,454	4,429
Outstanding restricted stock units	92,250	222,000
Total potentially dilutive shares excluded from net loss per share	17,223,451	17,340,176

(1)The 2023 Notes and 2026 Notes (defined below) are subject to capped call arrangements that potentially reduce the dilutive effect as described in “Note 7 — Unsecured Convertible Senior Notes.” Any potential impact of the capped call arrangements is excluded from this table.

Note 5—Certain Balance Sheet Accounts

OMIDRIA Contract Royalty Asset

The OMIDRIA contract royalty asset consists of the following:

	March 31,	December 31,
	2023	2022

	(In thousands)
Short-term contract royalty asset	$28,940	$28,797
Long-term contract royalty asset	119,681	123,425
Total OMIDRIA contract royalty asset	$148,621	$152,222

Receivables

Receivables consist of the following:

	March 31,	December 31,
	2023	2022

	(In thousands)
OMIDRIA royalty	$7,600	$12,966
Employee retention tax credit	2,131	—
Sublease and other	302	255
OMIDRIA milestone	—	200,000
Total receivables	$10,033	$213,221

In March 2023, we received notification of an employee retention tax credit of $2.1 million from the Internal Revenue Service due to the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. We received an amount equal to the tax credit in April 2023.

Property and Equipment, Net

Property and equipment, net consists of the following:

	March 31,	December 31,
	2023	2022

	(In thousands)
Equipment under finance lease obligations	$5,977	$6,204
Laboratory equipment	3,164	3,135
Computer equipment	1,076	1,076
Office equipment and furniture	625	625
Total cost	10,842	11,040
Less accumulated depreciation and amortization	(9,507)	(9,548)
Total property and equipment, net	$1,335	$1,492

For the three months ended March 31, 2023 and 2022, depreciation and amortization expense was $0.2 million and $0.3 million, respectively.

Accrued Expenses

Accrued expenses consists of the following:

	March 31,	December 31,
	2023	2022

	(In thousands)
Employee compensation	$8,778	$6,665
Clinical trials	6,486	5,536
Income taxes payable	4,871	4,871
Interest payable	3,703	5,172
Consulting and professional fees	3,686	4,425
Contract research and development	2,630	3,209
Other accrued expenses	667	673
Total accrued expenses	$30,821	$30,551

Note 6—Investments and Fair-Value Measurements

All of our investments are held in our name and are classified as short-term and held-to-maturity on the accompanying condensed consolidated balance sheets. Investment income for the three months ended March 31, 2023 and December 31, 2022 consists of interest earned of $3.4 million and $2.2 million, respectively, and is included in other income.

The following tables summarize our investments:

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains/(Losses)	Estimated Fair Value

	(In thousands)

U.S. government securities classified as short-term investments	$293,645	$205	$293,850
Money-market funds classified as short-term investments	73,882	—	73,882
Total short-term investments	367,527	205	367,732
Certificate of deposit classified as non-current restricted investments	1,054	—	1,054
Total	$368,581	$205	$368,786

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains/(Losses)	Estimated Fair Value

	(In thousands)

U.S. government securities classified as short-term investments	$99,027	$22	$99,049
Money-market funds classified as short-term investments	84,882	—	84,882
Total short-term investments	183,909	22	183,931
Certificate of deposit classified as non-current restricted investments	1,054	—	1,054
Total	$184,963	$22	$184,985

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

Our fair value hierarchy for our financial assets and liabilities are as follows:

	March 31, 2023
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
U.S. government securities classified as short-term investments	$293,850	$—	$—	$293,850
Money-market funds classified as short-term investments	73,882	—	—	73,882
Total short-term investments	367,732	—	—	367,732
Certificate of deposit classified as non-current restricted investments	1,054	—	—	1,054
Total	$368,786	$—	$—	$368,786

	December 31, 2022
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
U.S. government securities classified as short-term investments	$99,049	$—	$—	$99,049
Money-market funds classified as short-term investments	84,882	—	—	84,882
Total short-term investments	183,931	—	—	183,931
Certificate of deposit classified as non-current restricted investments	1,054	—	—	1,054
Total	$184,985	$—	$—	$184,985

Cash held in demand deposit accounts of $3.8 million and $11.0 million is excluded from our fair-value hierarchy disclosure as of March 31, 2023 and December 31, 2022, respectively. The carrying amounts reported in the accompanying condensed consolidated balance sheets for receivables, accounts payable and other current monetary assets and liabilities approximate fair value.

See “Note 7—Unsecured Convertible Senior Notes” and “Note 8—OMIDRIA Royalty Obligation” for the carrying amount and estimated fair value of our outstanding convertible senior notes and the OMIDRIA royalty obligation.

Note 7—Unsecured Convertible Senior Notes

We carry $95.0 million in aggregate principal on our 6.25% Convertible Senior Notes (the “2023 Notes”) and $225.0 million in aggregate principal on our 5.25% Convertible Senior Notes (the “2026 Notes”) as shown below:

	Balance as of March 31, 2023
	2023 Notes	2026 Notes	Total

	(In thousands)
Principal amount	$95,000	$225,030	$320,030
Unamortized debt issuance costs	(446)	(3,821)	(4,267)
Total unsecured convertible senior notes, net	$94,554	$221,209	$315,763

Fair value of outstanding unsecured convertible senior notes (1)	$93,575	$141,769

	Balance as of December 31, 2022
	2023 Notes	2026 Notes	Total

	(In thousands)
Principal amount	$95,000	$225,030	$320,030
Unamortized discount	(619)	(4,124)	(4,743)
Total unsecured convertible senior notes, net	$94,381	$220,906	$315,287

Fair value of outstanding unsecured convertible senior notes (1)	$92,031	$118,141

(1)	The fair value is classified as Level 3 due to the limited trading activity for the unsecured convertible senior notes.

2023 Unsecured Convertible Senior Notes

Our 2023 Notes are unsecured and accrue interest at an annual rate of 6.25% per annum, payable semi-annually in arrears on May 15 and November 15 of each year. The 2023 Notes mature on November 15, 2023 unless earlier purchased, redeemed or converted in accordance with their terms.

The unamortized debt issuance costs of $0.4 million as of March 31, 2023 will be amortized to interest expense at an effective interest rate of 7.0% over the remaining term.

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

To reduce the dilutive impact or potential cash expenditure associated with the conversion of the 2023 Notes, we entered into a capped call transaction (the “2023 Capped Call”), which covers the number of shares of our common stock underlying the 2023 Notes when our common stock share price is trading between the initial conversion price of $19.22 and $28.84. However, should the market price of our common stock exceed the $28.84 cap, then the conversion of the 2023 notes could have a dilutive impact or may require a cash expenditure to the extent the market price exceeds the cap price. In connection with the partial repurchase of the 2023 Notes, we entered into a capped call termination contract to unwind a proportionate amount of the 2023 Capped Call. As of March 31, 2023, approximately 4.9 million shares remained outstanding on the 2023 Capped Call.

The following table sets forth total interest expense recognized in connection with the 2023 Notes:

	Three Months Ended
	March 31,
	2023	2022

	(In thousands)
Contractual interest expense	$1,484	$1,484
Amortization of debt issuance costs	173	161
Total	$1,657	$1,645

2026 Unsecured Convertible Senior Notes

Our 2026 Notes are unsecured and accrue interest at an annual rate of 5.25% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. The 2026 Notes mature on February 15, 2026, unless earlier purchased, redeemed or converted in accordance with their terms.

The unamortized debt issuance costs of $3.8 million as of March 31, 2023 will be amortized to interest expense at an effective interest rate of 5.9% over the remaining term.

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

To reduce the dilutive impact or potential cash expenditure associated with the conversion of the 2026 Notes, we entered into capped call transactions (the “2026 Capped Calls”), which cover the number of shares of our common stock underlying the 2026 Notes when our common stock share price is trading between the initial conversion price of $18.49 and $26.10. However, should the market price of our common stock exceed the $26.10 cap, then the conversion of the 2026 Notes would have a dilutive impact or may require a cash expenditure to the extent the market price exceeds the cap price. As of March 31, 2023, approximately 12.2 million shares remained outstanding on the 2026 Capped Call.

The following table sets forth interest expense recognized related to the 2026 Notes:

	Three Months Ended
	March 31,
	2023	2022

	(In thousands)
Contractual interest expense	$2,954	$2,954
Amortization of debt issuance costs	304	285
Total	$3,258	$3,239

Future Minimum Principal Payments

Future minimum principal payments for the 2023 Notes and 2026 Notes as of March 31, 2023 are as follows (in thousands):

2023	$95,000
2024	—
2025	—
2026	225,030
Total future minimum principal payments under the 2023 Notes and 2026 Notes	$320,030

Note 8—OMIDRIA Royalty Obligation

On September 30, 2022, we sold to DRI an interest in our future OMIDRIA royalty receipts and received $125.0 million in cash consideration which was recorded as an OMIDRIA royalty obligation on our condensed consolidated balance sheet. DRI is entitled to receive royalties on OMIDRIA net sales through December 31, 2030, subject to annual caps. DRI receives their prorated monthly cap amount before we receive any royalty proceeds. DRI is not entitled to carry-forward nor recoup any shortfall if the royalties paid by Rayner for an annual period are less than the cap amount applicable to each discrete calendar year. Additionally, DRI has no recourse to or security interest in our assets other than our OMIDRIA royalty receipts, and we retain all royalty receipts in excess of the respective cap in any given calendar year. At March 31, 2023, the maximum remaining amount that DRI is entitled to receive through the term of the agreement (December 31, 2030) is $183.5 million, which, if fully paid, would be at an implied effective interest rate of 9.4% over the entire term of the loan.

As of March 31, 2023, the OMIDRIA royalty obligation’s carrying value approximates fair value, which is a Level 3 estimate as its valuation requires substantial judgment and estimation of factors that are not currently observable in the market. As of March 31, 2023, the obligation’s carrying value approximates fair value.

For the three months ended March 31, 2023, we incurred $3.0 million of cash interest expense.

As of March 31, 2023, the maximum scheduled principal and interest payments (based on an implied effective interest rate of 9.4%) are as follows:

			Total
	Principal	Interest	Annual Cap

	(In thousands)
2023	$874	$8,876	$9,750
2024	8,576	11,424	20,000
2025	14,641	10,359	25,000
2026	16,081	8,919	25,000
2027	17,664	7,336	25,000
Thereafter	68,164	10,586	78,750
Total scheduled payments	$126,000	$57,500	$183,500

Note 9—Leases

We have an operating lease for our office and laboratory facilities with an initial term that ends in November 2027 and two options to extend the lease term by an additional five years each. Restricted investments of $1.1 million represent the security deposit on our office and laboratory facilities. On January 14, 2022, we entered into an agreement with our landlord to early terminate a portion of the rentable square footage of our office and laboratory facilities, which reduced the right of use asset by $4.7 million and related liability by $5.2 million. We recorded a non-cash gain of $0.5 million upon early termination of this portion of the lease. In addition, we carry various finance lease obligations for laboratory equipment.

Supplemental lease information is as follows:

	Three Months Ended
	March 31,
	2023	2022

	(In thousands)
Lease cost
Operating lease cost	$1,633	$1,196
Finance lease cost:
Amortization	118	197
Interest	51	56
Variable lease cost	790	860
Sublease income	(375)	(491)
Net lease cost	$2,217	$1,818

Cash paid for amounts included in the measurement of lease liabilities is as follows:

	Three Months Ended
	March 31,
	2023	2022

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Cash payments for operating leases	$1,780	$1,803
Cash payments for financing leases	$152	$253

Note 10—Commitments and Contingencies

Contracts

We have various agreements with third parties that collectively require payment of termination fees totaling $26.1 million as of March 31, 2023 if we cancel the work within specific time frames, either prior to commencing or during performance of the contracted services.

Development Milestones and Product Royalties

We have licensed a variety of intellectual property from third parties that we are currently developing or may develop in the future. These licenses may require milestone payments during the clinical development processes or on approval of commercial sale as well as low single- to low double-digit royalties on the net income or net sales of the product. For the three months ended March 31, 2023 and March 31, 2022, development milestone expenses were insignificant. Should narsoplimab be approved, we would owe milestone payments to development partners and be obligated to pay low single-digit royalties on net sales of the product.

Note 11—Shareholders’ Deficit

Common Stock and Warrants

On March 1, 2021, we entered into a sales agreement to sell shares of our common stock having an aggregate offering price of up to $150.0 million, from time to time, through an “at the market” equity offering program. As of March 31, 2023, we have not sold any shares under this program.

As of March 31, 2023, warrants to purchase 200,000 shares of our common stock remained outstanding with an exercise price of $23.00 per share. The warrants expired without being exercised on April 12, 2023.

Note 12—Stock-Based Compensation

Our stock option plans provide for the grant of incentive and non-qualified stock options, restricted stock awards, RSUs, and other stock awards to employees, non-employee directors and consultants.

Stock-based compensation is as follows:

	March 31,
	2023	2022

	(In thousands)
Continuing operations
Research and development	$1,272	$1,715
Selling, general and administrative	1,722	2,177
Total stock-based compensation in continuing operations	2,994	3,892
Discontinued operations	(41)	—
Total stock-based compensation	$2,953	$3,892

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were applied to all stock option grants:

Three Months Ended
March 31, 2023
Estimated weighted-average fair value	$2.34
Weighted-average assumptions:
Expected volatility	94%
Expected life, in years	6.1
Risk-free interest rate	3.71%
Expected dividend yield	—%

Stock option activity for all stock plans and related information is as follows:

		Weighted-
		Average		Aggregate
		Exercise	Remaining	Intrinsic
	Options	Price per	Contractual Life	Value
	Outstanding	Share	(In years)	(In thousands)
Balance at December 31, 2022	13,872,973	$11.02
Granted	38,500	3.00
Forfeited	(195,052)	10.78
Balance at March 31, 2023	13,716,421	$11.00	5.6	$2,172
Vested and expected to vest at March 31, 2023	13,342,280	$11.08	5.5	$1,982
Exercisable at March 31, 2023	10,142,013	$12.06	4.5	$380

As of March 31, 2023, there were 3.6 million unvested options outstanding that will vest over a weighted-average period of 2.1 years. The total estimated compensation expense yet to be recognized on outstanding options is $17.0 million.

The Company had 92,250 unvested RSUs outstanding as of March 31, 2023 that vest on December 1, 2023. The weighted average grant date fair value per share was $7.53.

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

Complement Programs: Lectin Pathway / MASP-2

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

We successfully completed a pivotal clinical trial for narsoplimab in HSCT-TMA and previously submitted to the U.S. Food and Drug Administration (“FDA”) a biologics licensing application (“BLA”) seeking marketing approval for narsoplimab in this indication. In late 2021, FDA issued a complete response letter (“CRL”) with respect to the BLA in which the agency indicated that additional information would be needed to support regulatory approval. We appealed FDA’s decision to issue the CRL through a formal dispute resolution process that concluded in late 2022. Although our appeal was denied, the decision identified potential paths for resubmission of the BLA based on both response data and survival data from the completed pivotal trial versus a historical control group, with or without an independent literature analysis. We have submitted to the review division at FDA a proposed plan to assess already existing clinical trial data and external data on both response rate and survival and are scheduled to meet with the division to confirm the additional information required to be included in the resubmission to support approval of the BLA. There can be no guarantee that the specific requirements for resubmission, when determined through interaction with the FDA review division, will be satisfactory in terms of the time and/or expenditure required, and there can be no guarantee that any resubmission will result in approval of narsoplimab for HSCT-TMA.

We are also developing OMS1029, a long-acting, next-generation antibody targeting MASP-2 and the lectin pathway. Dosing of all cohorts in a single-ascending dose Phase 1 clinical trial of OMS1029 was successfully completed in early 2023. OMS1029 was well tolerated with no safety concerns identified. Preliminary pharmacokinetic (“PK”) and pharmacodynamic (“PD”) data show dose-proportional exposure and sustained lectin pathway inhibition, consistent with potentially quarterly intravenous or subcutaneous dosing. We expect to initiate this summer a Phase 1 multiple-ascending-dose study of OMS1029 in healthy subjects.

Complement Programs: Alternative Pathway / MASP-3

Our pipeline of clinical-stage complement-targeted therapeutic candidates also includes OMS906, a proprietary, patented monoclonal antibody targeting mannan-binding lectin-associated serine protease 3 (“MASP-3”), the key activator of the alternative pathway of complement. We believe OMS906 has the potential to treat a wide range of alternative pathway-related diseases and that its attributes favorably differentiate OMS906 from other marketed and in-development alternative pathway inhibitors. Clinical development of OMS906 is currently focused on rapidly obtaining proof-of-concept data in multiple alternative pathway-related disorders, including complement 3 glomerulopathy

(“C3G”), a rare chronic kidney disease, and paroxysmal nocturnal hemoglobinuria (“PNH”), a rare and life-threatening hemolytic blood disorder.

In April 2023, we announced positive results from a pre-specified interim analysis of our Phase 1b clinical trial of OMS906 in complement-inhibitor-naïve adults with PNH and, in May 2023, we announced updated data from the ongoing trial. Statistically significant and clinically meaningful improvements were observed in all measured markers of hemolysis, including hemoglobin and lactate dehydrogenase. No patients were reported to have had a clinical breakthrough of PNH or a thrombotic event, and none were reported to require a transfusion while receiving OMS906 treatment. Based on pharmacokinetic data from a successful Phase 1 single-ascending-dose study of OMS906 in healthy subjects and the interim data from our Phase 1b clinical trial in treatment-naïve PNH patients, we are planning a dosing frequency of once quarterly, either intravenously or subcutaneously.

We have two additional Phase 1b clinical programs ongoing. One, evaluating OMS906 in PNH patients who have had an unsatisfactory response to the C5 inhibitor ravulizumab, is enrolling and dosing of OMS906 has inititated. The second, also underway, is evaluating OMS906 in patients with C3G.

PDE7 Inhibitor Program

Our development pipeline also includes OMS527, our phosphodiesterase 7 (“PDE7”) inhibitor program focused on addiction and movement disorders. In April 2023, we were awarded a grant from the National Institute on Drug Abuse, part of the National Institutes of Health, to develop our lead orally administered PDE7 inhibitor compound, for which we have successfully completed a Phase 1 study, for the treatment of cocaine use disorder (“CUD”). The grant amount, a total of $6.69 million over three years, is intended to support preclinical cocaine interaction/toxicology studies to assess safety of the therapeutic candidate in the presence of concomitant cocaine administration, as well as an in-patient, placebo-controlled clinical study evaluating the safety and effectiveness of OMS527 in adults with CUD who receive concurrent intravenous cocaine. Investigators at Emory University are also evaluating OMS527 in a clinically predictive primate model of levodopa-induced dyskinesias, a common and debilitating side effect of long-term levodopa dosing in patients with Parkinson’s disease. Data will be publicly disclosed after the filing of patent applications, as appropriate.

Pre-clinical Programs

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

OMIDRIA

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

On December 23, 2021, we sold our commercial product OMIDRIA and certain related assets, including inventory and prepaid expenses to Rayner Surgical Inc. (“Rayner”). Rayner paid us $126.0 million in cash at the closing and we retained all outstanding accounts receivable, accounts payable, and accrued expenses as of the closing date.

Under the Asset Purchase Agreement with Rayner (the “Asset Purchase Agreement”), we were entitled to receive a milestone payment of $200.0 million (the “Milestone Payment”) within 30 days following an event (the “Milestone Event”) that establishes separate payment for OMIDRIA for a continuous period of at least four years when furnished in the ambulatory surgery center (“ASC”) setting. The Milestone Event occurred in December 2022 and we recorded a $200.0 million milestone receivable. We received the Milestone Payment together with accrued interest in February 2023.

Under the Asset Purchase Agreement, the occurrence of the Milestone Event in December 2022 triggered a reduction in the U.S. royalty rate from 50% to 30% on OMIDRIA net sales until the expiration or termination of the last issued and unexpired U.S. patent, which we expect to occur no earlier than 2033. Upon the occurrence of certain events described in the Asset Purchase Agreement, including during any specific period in which OMIDRIA is no longer eligible for separate payment (i.e., included in the packaged payment rate for the surgical procedure) under Medicare Part B, the U.S. base royalty rate would be reduced to 10%. Pursuant to legislation enacted in late 2022, we expect separate payment for OMIDRIA under Medicare Part B to extend until at least January 1, 2028.

On September 30, 2022, we sold to DRI Healthcare Acquisitions LP (“DRI”) an interest in a portion of our future OMIDRIA royalty receipts and received $125.0 million in cash consideration, which we recorded as a liability on our condensed consolidated balance sheet. The liability is being amortized over the term of the arrangement using the implied effective interest rate of 9.4%. Interest expense is recorded as a component of continuing operations. As of March 31, 2023, the maximum future payout that DRI is entitled to receive through the remaining term of the agreement is $183.5 million. The term of the agreement with DRI runs through December 31, 2030, and our payments to DRI will not total $125.0 million until August 2028 at the earliest.

Financial Summary

Our loss for the quarter ended March 31, 2023 was $33.7 million. As of March 31, 2023, we had cash, cash equivalents and short-term investments of $371.4 million and outstanding accounts receivable of $10.0 million available to fund operations and debt service. We have a $95.0 million principal payment due on our 2023 Notes which we expect either to pay from our existing funds or to refinance. Our cash provided by operations for the quarter ended March 31, 2023 was $174.5 million which includes the collection of our $200.0 million Milestone Payment.

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

	Three Months Ended
	March 31,
	2023	2022

	(In thousands)
Continuing research and development expenses:
Direct external expenses:
Clinical research and development:
MASP-2 program - OMS721 (narsoplimab)	$8,953	$9,244
MASP-3 program - OMS906	2,511	1,302
MASP-2 program - OMS1029	1,320	—
Other	44	127
Total clinical research and development	12,828	10,673
Preclinical research and development	909	2,744
Total direct external expenses	13,737	13,417
Internal overhead and other expenses	9,601	8,955
Stock-based compensation expenses	1,272	1,715
Total continuing research and development expenses	$24,610	$24,087

Clinical research and development expenses increased $2.2 million for the three months ended March 31, 2023 compared to the prior year primarily due to bioanalytical laboratory, proof-of-concept and investigational site start-up expenses related to OMS906, and transitioning of OMS1029 from preclinical research and development to clinical research and development upon the initiation of human trials during the third quarter of 2022.

The $1.8 million decrease in our preclinical research and development expenses for the three months ended March 31, 2023 as compared to the same period in 2022 is due primarily to the transitioning of OMS1029 from preclinical research and development to clinical research and development during the third quarter of 2022.

Internal overhead and other expenses increased $0.6 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due to additional employee-related costs. This increase was partially offset by the recognition of an employee retention tax credit from the Internal Revenue Service resulting from the passage and implementation of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act.

The $0.4 million decrease in stock-based compensation for the three months ended March 31, 2023 compared to the same period in the prior year is due to the valuation and timing of the vesting of employee stock options.

We expect overall research and development costs will increase in the second quarter of 2023 compared to the first quarter of 2023 due to the timing of certain clinical and manufacturing activities.

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

Selling, General and Administrative Expenses

	Three Months Ended
	March 31,
	2023	2022

	(In thousands)
Continuing selling, general and administrative expenses:
Selling, general and administrative expenses, excluding stock-based compensation expense	$9,381	$8,782
Stock-based compensation expense	1,722	2,177
Total continuing selling, general and administrative expenses	$11,103	$10,959

Total selling, general and administrative expenses, excluding stock-based compensation, increased by $0.6 million for the three months ended March 31, 2023 compared to the same period in the prior year primarily due to additional employee-related costs. This increase was partially offset by recognition of an employee retention tax credit from the Internal Revenue Service resulting from the passage and implementation of the CARES Act.

The $0.5 million decrease in stock-based compensation for the three months ended March 31, 2023 compared to the same period in the prior year is due to the valuation and timing of the vesting of employee stock options.

We expect selling, general and administrative expenses in the second quarter of 2023 to be similar to the first quarter of this year.

Interest Expense

	Three Months Ended
	March 31,
	2023	2022

	(In thousands)
Interest expense	$7,933	$4,941

Interest expense is primarily comprised of interest and amortization of debt discount and issuance costs related to our 2023 Notes and 2026 Notes and interest on our DRI royalty obligation (see “Note 7 - Unsecured Convertible Senior Notes” and “Note 8 – OMIDRIA Royalty Obligation” in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q). The $3.0 million increase in interest expense between the three months ended March 31, 2023 and 2022 is primarily due to interest earned on our OMIDRIA royalty obligation, which we entered into September 2022.

We expect that interest expense for the second quarter of 2023 will be similar to that of the first quarter of this year.

Interest and Other Income

	Three Months Ended
	March 31,
	2023	2022

	(In thousands)
Interest and other income	$3,963	$493

The $3.5 million increase in interest and other income is due to higher average cash and investment balances available to invest and higher market interest rates in the current year quarter.

The receipt of the $200.0 million Milestone Payment in February 2023 increases our average cash balance. We expect interest and other income for the second quarter will be similar to those of the first quarter of this year.

Discontinued operations and OMIDRIA contract royalty asset

Net income from OMIDRIA discontinued operations, net of tax is shown below:

	Three Months Ended
	March 31,
	2023	2022

	(In thousands)
Interest earned on OMIDRIA contract royalty asset	$3,925	$4,838
Remeasurement adjustments	1,677	2,158
Other income (expense), net	380	(513)
Net income from discontinued operations, net of tax	$5,982	$6,483

Interest is earned on the OMIDRIA contract royalty asset at at implied effective interest rate of 11.0%. The $0.9 million reduction in interest earned is due to the decrease in the balance of the OMIDRIA contract royalty asset.

The $0.9 million decrease in the remeasurement adjustment between the three months ended March 31, 2023 and 2022 reflects the amount of royalties earned in excess of projections for the period and any change in discounted future royalty expectations.

The following schedule presents a rollforward of the OMIDRIA contract royalty asset (in thousands):

OMIDRIA contract royalty asset at December 31, 2022	$152,222
Royalties earned	(9,203)
Interest earned on OMIDRIA contract royalty asset	3,925
Remeasurement adjustments	1,677
OMIDRIA contract royalty asset at March 31, 2023	$148,621

The occurrence of the Milestone Event in December 2022 triggered a reduction in the U.S. royalty rate from 50% to 30% on OMIDRIA net sales until the expiration or termination of the last issued and unexpired U.S. patent which we expect to occur no earlier than 2033.

Financial Condition - Liquidity and Capital Resources

As of March 31, 2023, we had cash, cash equivalents and short-term investments of $371.4 million and outstanding accounts receivable of $10.0 million. Our loss for the quarter ended March 31, 2023 was $33.7 million and our cash provided by operations was $174.5 million. Included in our cash provided by operations was the $200.0 million collection of the Milestone Payment.

We have $95.0 million of 2023 Notes that will mature and become due in November 2023. Unless the debt is repurchased or converted to equity at or prior to maturity, we plan to fund the repayment of the 2023 Notes through a combination of cash on hand, cash generated from operations, strategic transactions and sales of stock or through issuance of additional debt. From time to time, we may repurchase our outstanding notes in the open market or through privately-negotiated transactions.

Historically, we have incurred net losses from continuing operations and negative operating cash flows. We have not yet established an ongoing source of revenue sufficient to cover our operating costs and, therefore, we could need to continue to raise additional capital to accomplish our business plan and to retire our outstanding convertible senior notes due in 2026. We plan to continue to fund our operations for the next twelve months with our existing cash and investments and our accounts receivable. If FDA approval is granted for narsoplimab for treatment of HSCT-TMA within the next twelve months, sales of narsoplimab may also provide funds for our operations. We have a sales agreement to sell shares of our common stock, from time to time, in an “at the market” equity offering facility through which we may offer and sell shares of our common stock equaling an aggregate amount up to $150.0 million. Should it be determined to be strategically advantageous, we could pursue debt financings as well as public and private offerings of our equity securities, similar to those we have previously completed, or other strategic transactions, which may include licensing a portion of our existing technology. Should it be necessary to manage our operating expenses, we could also reduce our projected cash requirements by delaying clinical trials, reducing selected research and development efforts, or implementing other restructuring activities.

Cash Flow Data

	Three Months Ended
	March 31,
	2023	2022

	(In thousands)
Selected cash flow data
Cash provided by (used in):
Operating activities	$174,539	$(15,193)
Investing activities	$(181,331)	$(76,813)
Financing activities	$(388)	$161

Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2023 increased by $189.7 million as compared to the same period in 2022. The increase was primarily due to a $181.3 million decrease in receivables due to the collection of our $200.0 million Milestone Payment and a $16.4 million change in accounts payables and accrued expenses. This was offset by $4.6 million decrease in cash received from royalty earnings, a $1.2 million increase in prepaids and $1.5 million of non-cash charges.

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

Net cash used in investing activities increased $104.5 million during the three months ended March 31, 2023 as compared to the same period in the prior year due to net purchases of short-term investments upon the receipt of the $200.0 million Milestone Payment. In the prior year quarter, net purchases of short-term investments included investing the proceeds from the sale of OMIDRIA.

Financing Activities. Net cash used in financing activities during the three months ended March 31, 2023 increased $0.5 million compared to the same period in 2022 due to principal payments on our contract royalty obligation, partially offset by decreases in our principal payments on finance lease obligations and by stock option exercises in the prior year period.

Contractual Obligations and Commitments

Our future minimum contractual commitments and obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2022. Other than the following, our future minimum contractual obligations and commitments have not changed materially from the amounts previously reported.

Operating Leases

Our lease for our office and laboratory space ends in November 2027. We have two options to extend the lease term by five years each. In addition, we carry various finance lease obligations for laboratory equipment. As of March 31, 2023, the remaining aggregate non-cancelable rent payable under the initial term of the lease, excluding common area maintenance and related operating expenses, is $32.0 million.

Convertible Notes

See “Note 7 – Unsecured Convertible Senior Notes” in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

OMIDRIA Royalty Obligation

See “Note 8 – OMIDRIA Royalty Obligation” in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Goods and Services

We have certain other non-cancelable obligations under various agreements that relate to goods and services. As of March 31, 2023, our aggregate firm commitments were $26.1 million.

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

Critical Accounting Policies and Significant Judgments and Estimates

Aside from using the catch-up method to account for our OMIDRIA royalty obligation (see “Note 2 – Significant Accounting Policies – OMIDRIA Royalty Obligation” in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q), there have not been any material changes in our critical accounting policies and significant judgments and estimates as disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 13, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily confined to our investment securities. The primary objective of our investment activities is to preserve our capital to fund operations, and we do not enter into financial instruments for trading or speculative purposes. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in high-credit-quality securities. As of March 31, 2023, we had cash, cash equivalents and short-term investments of $371.4 million. In accordance with our investment policy, we invest funds in highly liquid, investment-grade securities. These securities in our investment portfolio are not leveraged and are classified as available-for-sale. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a materially negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates and, with our current portfolio of short-term investments, we are not exposed to potential loss due to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2023. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 1A. RISK FACTORS

We operate in an environment that involves a number of risks and uncertainties. Before making an investment decision you should carefully consider the risks described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 13, 2023. In assessing the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022, you should also refer to the other information included therein and in this Quarterly Report on Form 10-Q. In addition, we may be adversely affected by risks that we currently deem to be immaterial or by other risks that are not currently known to us. Due to these risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. The trading price of our common stock could decline due to any of these risks and you may lose all or part of your investment.

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

OMEROS CORPORATION

Dated: May 9, 2023	/s/ Gregory A. Demopulos
Gregory A. Demopulos, M.D.
President, Chief Executive Officer and Chairman of the Board of Directors

Dated: May 9, 2023	/s/ Michael A. Jacobsen
Michael A. Jacobsen
Vice President, Finance, Chief Accounting Officer and Treasurer