Form 10-Q
period 2023-06-30
OMEROS CORP
filed 2023-08-09
CIK 1285819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 7, 2023, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 62,855,824.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which are subject to the “safe harbor” created by those sections for such statements. Forward-looking statements are based on our management’s beliefs and assumptions and on currently available information. All statements other than statements of historical fact are “forward-looking statements.” Terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “likely,” “look forward to,” “may,” “objective,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “slate,” “target,” “will,” “would,” and similar expressions and variations thereof are intended to identify forward-looking statements, but these terms are not the exclusive means of identifying such statements. Examples of these statements include, but are not limited to, statements regarding:

●	our estimates of future operating expenses and projections regarding how long our existing cash, cash equivalents, short-term investments, royalty receipts and potential revenues will fund our anticipated operating expenses, capital expenditures and debt service obligations;
●	our expectations related to future royalties potentially payable to us under the terms of the asset purchase agreement under which we divested our former commercial ophthalmology product OMIDRIA®;
●	our expectations regarding clinical plans and anticipated or potential paths to regulatory approval of narsoplimab by the U.S. Food and Drug Administration (“FDA”) and the European Medicines Agency (“EMA”) in hematopoietic stem cell transplant-associated thrombotic microangiopathy (“HSCT-TMA”), immunoglobulin A (“IgA”) nephropathy, atypical hemolytic uremic syndrome (“aHUS”) and COVID-19;
●	whether and when a marketing authorization application (“MAA”) may be filed with the EMA for narsoplimab in any indication, and whether the EMA will grant approval for narsoplimab in any indication;
●	our plans for the commercial launch of narsoplimab following any regulatory approval and our estimates and expectations regarding coverage and reimbursement for any approved products;
●	our expectation that we will rely on contract manufacturers to manufacture narsoplimab, if approved, for commercial sale and to manufacture our drug candidates for purposes of clinical supply and in anticipation of potential commercialization;
●	our expectations regarding the clinical, therapeutic and competitive benefits and importance of our drug candidates;
●	our ability to design, initiate and/or successfully complete clinical trials and other studies for our drug candidates and our plans and expectations regarding our ongoing or planned clinical trials, including for our lead MASP-2 inhibitor narsoplimab and for our other investigational candidates, including OMS906, OMS1029 and OMS527;
●	with respect to our narsoplimab clinical programs, our expectations regarding: whether enrollment in any ongoing or planned clinical trial will proceed as expected; whether we can capitalize on the financial and regulatory incentives provided by orphan drug designations granted by FDA, the European Commission (“EC”), or the EMA; and whether we can capitalize on the regulatory incentives provided by fast-track or breakthrough therapy designations granted by FDA;
●	our ability to raise additional capital through the capital markets or through one or more corporate partnerships, equity offerings, debt financings, collaborations, licensing arrangements or asset sales;
●	our expectations about the commercial competition that our drug candidates, if commercialized, face or may face;

●	the expected course and costs of existing claims, legal proceedings and administrative actions, our involvement in potential claims, legal proceedings and administrative actions, and the merits, potential outcomes and effects of both existing and potential claims, legal proceedings and administrative actions, as well as regulatory determinations, on our business, prospects, financial condition and results of operations;
●	the extent of protection that our patents provide and that our pending patent applications will provide, if patents are issued from such applications, for our technologies, programs, and drug candidates;
●	the factors on which we base our estimates for accounting purposes and our expectations regarding the effect of changes in accounting guidance or standards on our operating results; and
●	our expected financial position, performance, revenues, growth, costs and expenses, magnitude of net losses and the availability of resources.

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

OMEROS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMEROS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$6,603	$11,009
Short-term investments	334,680	183,909
OMIDRIA contract royalty asset, short-term	29,084	28,797
Receivables	11,190	213,221
Prepaid expense and other assets	7,001	6,300
Total current assets	388,558	443,236
OMIDRIA contract royalty asset	115,802	123,425
Right of use assets	20,258	21,762
Property and equipment, net	1,749	1,492
Restricted investments	1,054	1,054
Total assets	$527,421	$590,969

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$9,552	$5,989
Accrued expenses	29,793	30,551
Current portion of unsecured convertible senior notes, net	94,730	94,381
Current portion of OMIDRIA royalty obligation	4,777	1,152
Current portion of lease liabilities	4,686	4,310
Total current liabilities	143,538	136,383
Unsecured convertible senior notes, net	221,516	220,906
OMIDRIA royalty obligation	120,939	125,126
Lease liabilities, non-current	20,422	22,426
Other accrued liabilities, non-current	496	444
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized; none issued and outstanding at June 30, 2023 and December 31, 2022.	—	—
Common stock, par value $0.01 per share, 150,000,000 shares authorized at June 30, 2023 and December 31, 2022; 62,848,321 and 62,828,765 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively.	628	628
Additional paid-in capital	726,594	720,773
Accumulated deficit	(706,712)	(635,717)
Total shareholders’ equity	20,510	85,684
Total liabilities and shareholders’ equity	$527,421	$590,969

See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Costs and expenses:
Research and development	$29,639	$23,516	$54,249	$47,603
Selling, general and administrative	11,260	13,922	22,363	24,881
Total costs and expenses	40,899	37,438	76,612	72,484
Loss from operations	(40,899)	(37,438)	(76,612)	(72,484)
Interest expense	(7,932)	(4,927)	(15,865)	(9,868)
Interest and other income	4,537	670	8,500	1,163
Net loss from continuing operations	(44,294)	(41,695)	(83,977)	(81,189)
Net income from discontinued operations	7,000	10,846	12,982	17,329
Net loss	$(37,294)	$(30,849)	$(70,995)	$(63,860)

Basic and diluted net income (loss) per share:
Net loss from continuing operations	$(0.70)	$(0.66)	$(1.34)	$(1.30)
Net income from discontinued operations	0.11	0.17	0.21	0.28
Net loss	$(0.59)	$(0.49)	$(1.13)	$(1.02)

Weighted-average shares used to compute basic and diluted net income (loss) per share	62,837,125	62,730,015	62,832,991	62,727,395

See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2022	62,628,855	$626	$706,288	$(683,134)	$23,780
Exercise of stock options	101,160	1	413	—	414
Stock-based compensation expense	—	—	3,892	—	3,892
Net loss	—	—	—	(33,011)	(33,011)
Balance at March 31, 2022	62,730,015	627	710,593	(716,145)	(4,925)
Stock-based compensation expense	—	—	3,072	—	3,072
Net loss	—	—	—	(30,849)	(30,849)
Balance at June 30, 2022	62,730,015	$627	$713,665	$(746,994)	$(32,702)

Balance at January 1, 2023	62,828,765	$628	$720,773	$(635,717)	$85,684
Stock-based compensation expense	—	—	2,953	—	2,953
Net loss	—	—	—	(33,701)	(33,701)
Balance at March 31, 2023	62,828,765	628	723,726	(669,418)	54,936
Exercise of stock options	19,556	—	97	—	97
Stock-based compensation expense	—	—	2,771	—	2,771
Net loss	—	—	—	(37,294)	(37,294)
Balance at June 30, 2023	62,848,321	$628	$726,594	$(706,712)	$20,510

See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net loss	$(70,995)	$(63,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,724	6,964
Non-cash interest expense on unsecured convertible debt	959	900
Depreciation and amortization	518	469
Non-cash interest earned on OMIDRIA contract royalty asset	(7,754)	(9,383)
Remeasurement on OMIDRIA contract royalty asset	(4,824)	(7,716)
Accretion on U.S. government treasury bills, net	(5,090)	—
Early termination of operating lease	—	(454)
Changes in operating assets and liabilities:
Receivables	202,031	23,676
Prepaid expenses and other	(1,044)	(3,668)
OMIDRIA contract royalty asset	19,914	31,063
Accounts payable and accrued expense	2,759	(12,653)
Net cash provided by (used in) operating activities	142,198	(34,662)
Investing activities:
Purchases of investments and other	(662,738)	(103,169)
Proceeds from the sale and maturities of investments	517,057	51,200
Purchases of property and equipment	(275)	(103)
Net cash used in investing activities	(145,956)	(52,072)
Financing activities:
Principal payments on OMIDRIA royalty obligation	(467)	—
Principal payments on finance lease obligations	(278)	(352)
Proceeds upon exercise of stock options	97	414
Net cash provided by (used in) financing activities	(648)	62
Net decrease in cash and cash equivalents	(4,406)	(86,672)
Cash and cash equivalents at beginning of period	11,009	100,808
Cash and cash equivalents at end of period	$6,603	$14,136

Supplemental cash flow information
Cash paid for interest	$15,865	$8,998
Equipment acquired under finance lease	$500	$557

See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Organization and Basis of Presentation

General

Omeros Corporation (“Omeros,” the “Company” or “we”) is a clinical-stage biopharmaceutical company committed to discovering, developing and commercializing small-molecule and protein therapeutics for large-market as well as orphan indications targeting immunologic disorders, including complement-mediated diseases, cancers and addictive and compulsive disorders. We marketed our first drug product, OMIDRIA® (phenylephrine and ketorolac intraocular solution) 1% / 0.3% for use during cataract surgery or intraocular lens replacement in the United States (the “U.S.”) until we sold OMIDRIA and related assets on December 23, 2021 (see “Sale of OMIDRIA Assets” below for additional information).

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

Under the Asset Purchase Agreement with Rayner (the “Asset Purchase Agreement”), we were entitled to receive a milestone payment of $200.0 million (the “Milestone Payment”) within 30 days following an event (the “Milestone Event”) that establishes separate payment for OMIDRIA for a continuous period of at least four years when furnished in the ambulatory surgery center (“ASC”) setting. In December 2022, the Milestone Event occurred and we recorded a $200.0 million milestone receivable. Upon the achievement of the Milestone Event, our royalties on U.S. net sales were reduced from 50% to 30%, with royalties on any net sales outside the U.S. remaining unchanged at 15%. We received the Milestone Payment together with accrued interest in February 2023.

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

Liquidity and Capital Resources

As of June 30, 2023, we had cash, cash equivalents and short-term investments of $341.3 million and outstanding accounts receivable of $11.2 million. Our loss for the quarter ended June 30, 2023 was $37.3 million and our cash provided by operations for the six months ended June 30, 2023 was $142.2 million, which included collection of the $200.0 million Milestone Payment in the first quarter of 2023.

Historically, we have incurred net losses from continuing operations and negative operating cash flows. We have not yet established an ongoing source of revenue sufficient to cover our operating costs and, therefore, could need to raise additional capital to accomplish our business plan and to retire our outstanding convertible senior notes due in 2026. We plan to continue to fund our operations for at least the next twelve months with our existing cash and investments, royalties from Rayner and our outstanding accounts receivable. If FDA approves narsoplimab for treatment of any indication within the next twelve months, then sales of narsoplimab may also provide funds for our operations. We have a sales agreement in place for an “at the market” equity offering facility through which we may offer and sell shares of our common stock equaling an aggregate amount up to $150.0 million. Should it be determined to be strategically advantageous, we could also pursue debt financings as well as public and private offerings of our equity securities, similar to those we have previously completed, or other strategic transactions, which may include licensing a portion of our existing technologies.

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

Note 2—Significant Accounting Policies

OMIDRIA Royalties, Milestones and Contract Royalty Assets

We have rights to receive future royalties from Rayner on OMIDRIA net sales at royalty rates that vary based on geography and certain regulatory contingencies. Therefore, future OMIDRIA royalties are treated as variable consideration. The sale of OMIDRIA qualified as an asset sale under GAAP. To measure the OMIDRIA contract royalty asset we used the expected value approach which is the sum of the discounted probability-weighted royalty payment we would receive using a range of potential outcomes to the extent that it is probable that a significant reversal in the amount of cumulative income recognized will not occur. As contemplated by the Asset Purchase Agreement, the royalty rate applicable to U.S. net sales of OMIDRIA was reduced from 50% to 30% upon the occurrence, in December 2022, of the event triggering the $200.0 million Milestone Payment. Consequently, in December 2022, we revalued the OMIDRIA contract royalty asset using the 30% royalty rate on U.S. net sales and adjusted the probability-weighted outcomes to reflect the occurrence of the Milestone Event. Royalties earned are recorded as a reduction to the OMIDRIA contract royalty asset. The amount recorded in discontinued operations in future periods will reflect interest earned on the outstanding OMIDRIA contract royalty asset at an effective interest rate of 11.0% and any amounts we receive that are different from the expected royalties. The OMIDRIA contract royalty asset will be re-measured periodically using the expected value approach based on actual results and future expectations. Any required adjustment to the OMIDRIA contract royalty asset will be recorded in discontinued operations.

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

To the extent our estimates of future royalties differ materially from previous estimates, we will adjust the carrying amount of the liability for future OMIDRIA royalties to the present value of the revised estimated cash flows, discounted at the original effective interest rate of 9.4% utilizing the cumulative catch-up method. The offset to the adjustment would be recognized as a component of net income (loss) from continuing operations.

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

We account for leases with initial terms of 12 months or less as an operating expense.

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

The sale of OMIDRIA and related assets was recorded as an asset sale. Additionally, the results of operations related to OMIDRIA are recorded as income from discontinued operations for all periods presented in the condensed consolidated statements of operations and comprehensive loss.

The following schedule presents a rollforward of the OMIDRIA contract royalty asset (in thousands):

OMIDRIA contract royalty asset at December 31, 2022	$152,222
Royalties earned	(19,914)
Interest earned on OMIDRIA contract royalty asset	7,754
Remeasurement adjustments	4,824
OMIDRIA contract royalty asset at June 30, 2023	$144,886

Net income from discontinued operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(In thousands)
Interest earned on OMIDRIA contract royalty asset	$3,829	$4,545	$7,754	$9,383
Remeasurement adjustments	3,147	5,557	4,824	7,716
Other income (expense), net	24	744	404	230
Net income from discontinued operations, net of tax	$7,000	$10,846	$12,982	$17,329

Cash flow from discontinued operations is as follows:

	Six Months Ended
	June 30,
	2023	2022

	(In thousands)
Net cash provided by discontinued operations from operating activities	$217,688	$46,038

Net cash provided by discontinued operations primarily represents royalties received and the $200.0 million Milestone Payment that we collected from Rayner in February 2023.

Note 4—Net Loss Per Share

Our potentially dilutive securities include potential common shares related to our stock options, RSUs and unsecured convertible senior notes. Diluted earnings per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period.

Potentially dilutive securities excluded from Diluted EPS are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
2026 Notes convertible to common stock (1)	12,172,008	12,172,008	12,172,008	12,172,008
2023 Notes convertible to common stock (1)	4,941,739	4,941,739	4,941,739	4,941,739
Outstanding options to purchase common stock	98,920	88	42,186	1,963
Outstanding restricted stock units	89,750	208,819	89,750	207,736
Total potentially dilutive shares excluded from net loss per share	17,302,417	17,322,654	17,245,683	17,323,446

(1)The 2023 Notes and 2026 Notes (defined below) are subject to capped call arrangements that potentially reduce the dilutive effect as described in “Note 7 — Unsecured Convertible Senior Notes.” Any potential impact of the capped call arrangements is excluded from this table.

Note 5—Certain Balance Sheet Accounts

OMIDRIA Contract Royalty Asset

The OMIDRIA contract royalty asset consists of the following:

	June 30,	December 31,
	2023	2022

	(In thousands)
Short-term contract royalty asset	$29,084	$28,797
Long-term contract royalty asset	115,802	123,425
Total OMIDRIA contract royalty asset	$144,886	$152,222

Receivables

Receivables consist of the following:

	June 30,	December 31,
	2023	2022

	(In thousands)
OMIDRIA royalty	$11,066	$12,966
Sublease and other	124	255
OMIDRIA milestone	—	200,000
Total receivables	$11,190	$213,221

Property and Equipment, Net

Property and equipment, net consists of the following:

	June 30,	December 31,
	2023	2022

	(In thousands)
Equipment under finance lease obligations	$6,477	$6,204
Laboratory equipment	3,385	3,135
Computer equipment	1,101	1,076
Office equipment and furniture	625	625
Total cost	11,588	11,040
Less accumulated depreciation and amortization	(9,839)	(9,548)
Total property and equipment, net	$1,749	$1,492

For the three months ended June 30, 2023 and June 30, 2022, depreciation and amortization expense was $0.3 million and $0.2 million, respectively. For the six months ended June 30, 2023 and 2022, depreciation and amortization expense was $0.5 million for each period.

Accrued Expenses

Accrued expenses consists of the following:

	June 30,	December 31,
	2023	2022

	(In thousands)
Employee compensation	$7,342	$6,665
Clinical trials	7,272	5,536
Interest payable	6,160	5,172
Contract research and development	4,043	3,209
Consulting and professional fees	2,901	4,425
Income taxes payable	1,228	4,871
Other accrued expenses	847	673
Total accrued expenses	$29,793	$30,551

Note 6—Investments and Fair-Value Measurements

All of our investments are held in our name and are classified as short-term and held-to-maturity on the accompanying condensed consolidated balance sheets. Investment income is included as other income. Investment income for the three months ended June 30, 2023 and June 30, 2022 consists primarily of interest earned of $4.2 million and $0.2 million, respectively. Investment income for the six months ended June 30, 2023 and June 30, 2022 consists of interest earned of $7.6 million and $0.2 million, respectively.

The following tables summarize our investments:

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains/(Losses)	Estimated Fair Value

	(In thousands)

U.S. government securities classified as short-term investments	$225,983	$(89)	$225,894
Money-market funds classified as short-term investments	108,697	—	108,697
Total short-term investments	334,680	(89)	334,591
Certificate of deposit classified as non-current restricted investments	1,054	—	1,054
Total	$335,734	$(89)	$335,645

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains/(Losses)	Estimated Fair Value

	(In thousands)

U.S. government securities classified as short-term investments	$99,027	$22	$99,049
Money-market funds classified as short-term investments	84,882	—	84,882
Total short-term investments	183,909	22	183,931
Certificate of deposit classified as non-current restricted investments	1,054	—	1,054
Total	$184,963	$22	$184,985

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

Our fair value hierarchy for our financial assets and liabilities are as follows:

	June 30, 2023
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
U.S. government securities classified as short-term investments	$225,894	$—	$—	$225,894
Money-market funds classified as short-term investments	108,697	—	—	108,697
Total short-term investments	334,591	—	—	334,591
Certificate of deposit classified as non-current restricted investments	1,054	—	—	1,054
Total	$335,645	$—	$—	$335,645

	December 31, 2022
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
U.S. government securities classified as short-term investments	$99,049	$—	$—	$99,049
Money-market funds classified as short-term investments	84,882	—	—	84,882
Total short-term investments	183,931	—	—	183,931
Certificate of deposit classified as non-current restricted investments	1,054	—	—	1,054
Total	$184,985	$—	$—	$184,985

Cash held in demand deposit accounts of $6.6 million and $11.0 million is excluded from our fair-value hierarchy disclosure as of June 30, 2023 and December 31, 2022, respectively. The carrying amounts reported in the accompanying condensed consolidated balance sheets for receivables, accounts payable and other current monetary assets and liabilities approximate fair value.

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

Note 7—Unsecured Convertible Senior Notes

We carry $95.0 million in aggregate principal on our 6.25% Convertible Senior Notes (the “2023 Notes”) and $225.0 million in aggregate principal on our 5.25% Convertible Senior Notes (the “2026 Notes”) as shown below:

	Balance as of June 30, 2023
	2023 Notes	2026 Notes	Total

	(In thousands)
Principal amount	$95,000	$225,030	$320,030
Unamortized debt issuance costs	(270)	(3,514)	(3,784)
Total unsecured convertible senior notes, net	$94,730	$221,516	$316,246

Fair value of outstanding unsecured convertible senior notes (1)	$93,575	$157,359

	Balance as of December 31, 2022
	2023 Notes	2026 Notes	Total

	(In thousands)
Principal amount	$95,000	$225,030	$320,030
Unamortized discount	(619)	(4,124)	(4,743)
Total unsecured convertible senior notes, net	$94,381	$220,906	$315,287

Fair value of outstanding unsecured convertible senior notes (1)	$92,031	$118,141

(1)	The fair value is classified as Level 3 due to the limited trading activity for the unsecured convertible senior notes.

2023 Unsecured Convertible Senior Notes

Our 2023 Notes are unsecured and accrue interest at an annual rate of 6.25% per annum, payable semi-annually in arrears on May 15 and November 15 of each year. The 2023 Notes mature on November 15, 2023 unless earlier purchased, redeemed or converted in accordance with their terms.

The unamortized debt issuance costs of $0.3 million as of June 30, 2023 will be amortized to interest expense at an effective interest rate of 7.0% over the remaining term.

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

To reduce the dilutive impact or potential cash expenditure associated with the conversion of the 2023 Notes, we entered into a capped call transaction (the “2023 Capped Call”), which covers the number of shares of our common stock underlying the 2023 Notes when our common stock share price is trading between the initial conversion price of $19.22 and $28.84. However, should the market price of our common stock exceed the $28.84 cap, then the conversion of the 2023 notes could have a dilutive impact or may require a cash expenditure to the extent the market price exceeds the cap price. As of June 30, 2023, approximately 4.9 million shares remained outstanding on the 2023 Capped Call.

The following table sets forth total interest expense recognized in connection with the 2023 Notes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(In thousands)		(In thousands)
Contractual interest expense	$1,484	$1,484	$2,969	$2,969
Amortization of debt issuance costs	176	164	349	325
Total	$1,660	$1,648	$3,318	$3,294

2026 Unsecured Convertible Senior Notes

Our 2026 Notes are unsecured and accrue interest at an annual rate of 5.25% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. The 2026 Notes mature on February 15, 2026, unless earlier purchased, redeemed or converted in accordance with their terms.

The unamortized debt issuance costs of $3.5 million as of June 30, 2023 will be amortized to interest expense at an effective interest rate of 5.9% over the remaining term.

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

To reduce the dilutive impact or potential cash expenditure associated with the conversion of the 2026 Notes, we entered into capped call transactions (the “2026 Capped Calls”), which cover the number of shares of our common stock underlying the 2026 Notes when our common stock share price is trading between the initial conversion price of $18.49 and $26.10. However, should the market price of our common stock exceed the $26.10 cap, then the conversion of the 2026 Notes would have a dilutive impact or may require a cash expenditure to the extent the market price exceeds the cap price. As of June 30, 2023, approximately 12.2 million shares remained outstanding on the 2026 Capped Call.

The following table sets forth interest expense recognized related to the 2026 Notes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2022	2021

	(In thousands)		(In thousands)
Contractual interest expense	$2,954	$2,954	$5,907	$5,907
Amortization of debt issuance costs	307	290	610	575
Total	$3,261	$3,244	$6,517	$6,482

Future Minimum Principal Payments

Future minimum principal payments for the 2023 Notes and 2026 Notes as of June 30, 2023 are as follows (in thousands):

2023	$95,000
2024	—
2025	—
2026	225,030
Total future minimum principal payments under the 2023 Notes and 2026 Notes	$320,030

Note 8—OMIDRIA Royalty Obligation

On September 30, 2022, we sold to DRI an interest in our future OMIDRIA royalty receipts and received $125.0 million in cash consideration, which was recorded as an OMIDRIA royalty obligation on our condensed consolidated balance sheet. DRI is entitled to receive royalties on OMIDRIA net sales through December 31, 2030, subject to annual caps. DRI receives their prorated monthly cap amount before we receive any royalty proceeds. DRI is not entitled to carry-forward nor recoup any shortfall if the royalties paid by Rayner for an annual period are less than the cap amount applicable to each discrete calendar year. Additionally, DRI has no recourse to or security interest in our assets other than our OMIDRIA royalty receipts, and we retain all royalty receipts in excess of the respective cap in any given calendar year. At June 30, 2023, the maximum remaining amount that DRI is entitled to receive through the term of the agreement (December 31, 2030) is $180.3 million, which, if fully paid, would be at an implied effective interest rate of 9.4% over the entire payment period.

For the three months and six months ended June 30, 2023, we incurred $3.0 million and $5.9 million, respectively, of cash interest expense.

We consider our OMIDRIA royalty obligation to be a Level 3 Held-to-Maturity obligation as its valuation relies on factors that are not easily observable in the market. As of June 30, 2023, the approximate fair value of our obligation is $117.1 million.

As of June 30, 2023, the maximum remaining scheduled principal and interest payments (based on an implied effective interest rate of 9.4%) are as follows:

			Total
	Principal	Interest	Annual Cap

	(In thousands)
2023	$589	$5,911	$6,500
2024	8,576	11,424	20,000
2025	14,641	10,359	25,000
2026	16,081	8,919	25,000
2027	17,664	7,336	25,000
Thereafter	68,164	10,586	78,750
Total scheduled payments	$125,715	$54,535	$180,250

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

Supplemental lease information is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(In thousands)		(In thousands)
Lease cost
Operating lease cost	$1,616	$1,663	$3,249	$2,870
Finance lease cost:
Amortization	271	122	389	320
Interest	41	36	92	92
Variable lease cost	757	722	1,547	1,582
Sublease income	(375)	(453)	(750)	(945)
Net lease cost	$2,310	$2,090	$4,527	$3,919

Cash paid for amounts included in the measurement of lease liabilities is as follows:

	Six Months Ended
	June 30,
	2023	2022

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Cash payments for operating leases	$3,568	$3,562
Cash payments for financing leases	$336	$401

Note 10—Commitments and Contingencies

Goods and Services Contracts

We have various agreements with third parties that collectively require payment of termination fees totaling $21.2 million as of June 30, 2023 if we cancel the work within specific time frames, either prior to commencing or during performance of the contracted services.

Development Milestones and Product Royalties

We have licensed a variety of intellectual property from third parties that we are currently developing or may develop in the future. These licenses may require milestone payments during the clinical development processes or on approval of commercial sale as well as low single- to low double-digit royalties on the net income or net sales of the product. For the three months and six months ended June 30, 2023 and June 30, 2022, development milestone expenses were insignificant. Should narsoplimab be approved, we would owe milestone payments to development partners and could be obligated to pay low single-digit royalties on net sales of the product.

In July 2023, we achieved a clinical development milestone in our OMS906 program that triggered a $5.0 million milestone payment obligation to a third-party licensor, which we expect to pay in the third quarter of 2023. This amount is excluded from the commitment amount above.

Note 11—Shareholders’ Equity (Deficit)

Common Stock and Warrants

On March 1, 2021, we entered into a sales agreement to sell shares of our common stock having an aggregate offering price of up to $150.0 million, from time to time, through an “at the market” equity offering program. As of June 30, 2023, we have not sold any shares under this program.

On April 12, 2023, warrants to purchase 200,000 shares of our common stock with an exercise price of $23.00 per share expired without being exercised. We have no other warrants outstanding.

Amendment of 2017 Omnibus Incentive Compensation Plan

At our June 23, 2023 annual meeting, our shareholders approved a 5,000,000 share increase in the number of shares of our common stock available for grant under the 2017 Omnibus Incentive Compensation Plan, as amended and restated. The total number of shares of common stock available for grant as of June 30, 2023 was 10,175,852.

Note 12—Stock-Based Compensation

Our stock option plans provide for the grant of incentive and non-qualified stock options, restricted stock awards, RSUs, and other stock awards to employees, non-employee directors and consultants.

Stock-based compensation is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(In thousands)
Continuing operations
Research and development	$1,133	$1,389	$2,405	$3,104
Selling, general and administrative	1,680	1,793	3,402	3,970
Total stock-based compensation in continuing operations	2,813	3,182	5,807	7,074
Discontinued operations	(42)	(110)	(83)	(110)
Total stock-based compensation	$2,771	$3,072	$5,724	$6,964

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were applied to all stock option grants:

	Three Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023
Estimated weighted-average fair value	$4.66	$4.21
Weighted-average assumptions:
Expected volatility	92%	92%
Expected life, in years	7.3	7.1
Risk-free interest rate	3.74%	3.74%
Expected dividend yield	—%	—%

Stock option activity for all stock plans and related information is as follows:

		Weighted-
		Average		Aggregate
		Exercise	Remaining	Intrinsic
	Options	Price per	Contractual Life	Value
	Outstanding	Share	(In years)	(In thousands)
Balance at December 31, 2022	13,872,973	$11.02
Granted	200,000	5.20
Exercised	(19,556)	4.98
Forfeited	(437,821)	10.46
Balance at June 30, 2023	13,615,596	$10.96	5.3	$4,095
Vested and expected to vest at June 30, 2023	13,290,618	$11.04	5.2	$3,793
Exercisable at June 30, 2023	10,508,263	$11.89	4.3	$1,280

Of the 13.6 million common stock options outstanding at June 30, 2023, 11.1 million have an exercise price per share above $5.44 which was the closing price of our common stock on the NASDAQ exchange on June 30, 2023.

As of June 30, 2023, there were 3.1 million unvested options outstanding that will vest over a weighted-average period of 1.9 years. The total estimated compensation expense yet to be recognized on outstanding options is $14.5 million.

The Company had 89,750 unvested RSUs outstanding as of June 30, 2023 that vest on December 1, 2023. The weighted average grant date fair value per share was $7.53.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 13, 2023 and amended by Amendment No. 1 thereto, which was filed with the SEC on May 1, 2022. In addition, you should read the section entitled “Risk Factors” and the disclaimers regarding forward-looking statements included herein and in our Annual Report on Form 10-K for the year ended December 31, 2022, for a discussion of important factors that could cause our results to differ materially from the results described in or implied by any forward-looking statements contained herein.

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

We expect to read out 36-week proteinuria data from our Phase 3 clinical trial evaluating narsoplimab for the treatment of IgA nephropathy, ARTEMIS-IGAN, in the third quarter of this year.

We successfully completed a pivotal clinical trial for narsoplimab in HSCT-TMA and previously submitted to the U.S. Food and Drug Administration (“FDA”) a biologics licensing application (“BLA”) seeking marketing approval for narsoplimab in this indication. In late 2021, FDA issued a complete response letter (“CRL”) with respect to the BLA in which the agency indicated that additional information would be needed to support regulatory approval. We appealed FDA’s decision to issue the CRL through a formal dispute resolution process that concluded in late 2022. Although our appeal was denied, the decision identified potential paths for resubmission of the BLA based on response data and/or survival data from the completed pivotal trial versus a historical control group, with or without an independent literature analysis. In May 2023 we had a Type B meeting at which the Agency reiterated its commitment to work with Omeros toward a resubmission and provided helpful guidance on our proposal to collect and analyze external survival data for inclusion in a resubmitted BLA. Based on the Agency’s feedback, we expect to submit to FDA early next month a detailed plan of how we intend to analyze those survival data from already-identifed external sources. This proposal would be submitted as a Type B meeting request, with FDA’s response expected within 60 days. After receiving FDA’s feedback on our detailed plan, we would access the data, conduct the requisite analyses and, together with additional new supportive data, resubmit the BLA. Allowing for the full duration of relevant FDA review periods, we currently estimate that an approval decision on the resubmitted BLA could be rendered by FDA in mid-2024. There can be no guarantee that the specific data and analyses discussed with the FDA review division will be satisfactory, that any new analyses conducted will result in favorable data, or that any resubmission of the BLA will result in approval of narsoplimab for HSCT-TMA.

We are also developing OMS1029, a long-acting, next-generation antibody targeting MASP-2 and the lectin pathway. Dosing of all cohorts in a single-ascending dose Phase 1 clinical trial of OMS1029 was successfully completed in early 2023. OMS1029 was well tolerated with no safety concerns identified. Preliminary pharmacokinetic (“PK”) and pharmacodynamic (“PD”) data show dose-proportional exposure and sustained lectin pathway inhibition, consistent with potentially quarterly intravenous or subcutaneous dosing. Dosing is underway in a Phase 1 multiple-ascending-dose study of OMS1029 in healthy subjects. A Phase 2 program is expected to begin mid-2024.

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

In June 2023, results from a pre-specified interim analysis of our ongoing clinical trial of OMS906 in complement-inhibitor-naïve adults with PNH were detailed at the 2023 congress of the European Hematology Association as a “late-breaker” podium presentation. Statistically significant and clinically meaningful improvements were observed in all measured markers of hemolysis, including hemoglobin and lactate dehydrogenase. No patients were reported to have had a clinical breakthrough of PNH or a thrombotic event, and none were reported to require a transfusion while receiving OMS906 treatment. Based on pharmacokinetic data from a successful Phase 1 single-ascending-dose study of OMS906 in healthy subjects and the interim data from our ongoing clinical trial in treatment-naïve PNH patients, we are planning and expect that we will be able to achieve a dosing frequency of once quarterly, either intravenously or subcutaneously.

We have two additional clinical programs ongoing. One, evaluating OMS906 in PNH patients who have had an unsatisfactory response to the C5 inhibitor ravulizumab, has enrolled and dosed a substantial number of patients. The second, also underway, is evaluating OMS906 in patients with C3G. Each of these trials were initiated under a Phase 1b clinical protocol. We are currently completing a series of protocol amendments to re-categorize these studies as Phase 2 trials given the positive data obtained to date and to allow for increasing the number of patients to be enrolled.

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

Pre-clinical Programs

We also have a diverse group of preclinical programs. These include our proprietary G protein-coupled receptor (“GPCR”) platform through which we control 54 GPCR drug targets and their corresponding compounds. We are also developing novel adoptive T cell/CAR-T therapies and novel immunotherapeutics and cancer vaccines as part of our immuno-oncology platform.

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

On December 23, 2021, we sold OMIDRIA and certain related assets, including inventory and prepaid expenses to Rayner Surgical Inc. (“Rayner”). Rayner paid us $126.0 million in cash at the closing and we retained all outstanding accounts receivable, accounts payable, and accrued expenses as of the closing date.

Under the Asset Purchase Agreement with Rayner (the “Asset Purchase Agreement”), we were entitled to receive a milestone payment of $200.0 million (the “Milestone Payment”) within 30 days following an event (the “Milestone Event”) that established separate payment for OMIDRIA for a continuous period of at least four years when furnished in the ambulatory surgery center (“ASC”) setting. The Milestone Event occurred in December 2022 and we recorded a $200.0 million milestone receivable. We received the Milestone Payment together with accrued interest in February 2023.

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

On September 30, 2022, we sold to DRI Healthcare Acquisitions LP (“DRI”) an interest in a portion of our future OMIDRIA royalty receipts and received $125.0 million in cash consideration, which we recorded as a liability on our condensed consolidated balance sheet. The liability is being amortized over the term of the arrangement using the implied effective interest rate of 9.4%. Interest expense is recorded as a component of continuing operations. As of June 30, 2023, the maximum future payout that DRI is entitled to receive through the remaining term of the agreement is $180.3 million. The term of the agreement with DRI runs through December 31, 2030, and our payments to DRI will not total $125.0 million until August 2028 at the earliest.

Financial Summary

Our loss for the three and six months ended June 30, 2023 was $37.3 million and $71.0 million, respectively. As of June 30, 2023, we had cash, cash equivalents and short-term investments of $341.3 million and outstanding accounts receivable of $11.2 million available to fund operations and debt service. In November 2023, we have a $95.0 million principal payment due on our 2023 Notes which we expect either to pay from our existing funds or to refinance. Our cash provided by operations for the six months ended June 30, 2023 was $142.2 million, which includes the collection of our $200.0 million Milestone Payment.

Results of Operations

Research and Development Expenses

Our research and development expenses can be divided into three categories: direct external expenses, which include clinical research and development and preclinical research and development activities; internal, overhead and other expenses; and stock-based compensation expense. Direct external expenses consist primarily of expenses incurred pursuant to agreements with third-party manufacturing organizations prior to receiving regulatory approval for a drug candidate, contract research organizations (“CROs”), clinical trial sites, collaborators, and licensors and consultants. Pre-clinical research and development includes costs prior to beginning Phase 1 studies in human subjects. Internal, overhead and other expenses primarily consist of costs for personnel, overhead, rent, utilities and depreciation. The following table illustrates our expenses associated with these activities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(In thousands)
Research and development expenses:
Direct external expenses:
Clinical research and development:
MASP-2 program - OMS721 (narsoplimab)	$9,970	$8,498	$18,922	$17,742
MASP-3 program - OMS906	5,280	680	7,791	1,982
MASP-2 program - OMS1029	1,390	—	2,710	—
Other	33	91	78	218
Total clinical research and development	16,673	9,269	29,501	19,942
Preclinical research and development	1,533	2,505	2,442	5,249
Total direct external expenses	18,206	11,774	31,943	25,191
Internal overhead and other expenses	10,300	10,353	19,901	19,308
Stock-based compensation expenses	1,133	1,389	2,405	3,104
Total research and development expenses	$29,639	$23,516	$54,249	$47,603

Clinical research and development expenses increased $7.4 million and $9.6 million for the three and six months ended June 30, 2023, respectively, as compared to the same periods in the prior year, primarily due to drug manufacturing costs and the initiation of additional OMS906 clinical trials in the third quarter of 2022. Additionally, during the 2023 periods, we incurred incremental OMS721 clinical trial costs for IgA nephropathy and data analysis from HSCT-TMA. In the third quarter of 2022, we transitioned OMS1029 from preclinical research and development to clinical research and development upon the initiation of human trials.

Preclinical research and development expenses decreased $1.0 million and $2.8 million for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022 due primarily to the transitioning of OMS1029 from preclinical research and development to clinical research and development during the third quarter of 2022.

Internal overhead and other expenses increased $0.6 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 due to additional employee-related costs. This increase was partially offset by the recognition of an employee retention tax credit from the Internal Revenue Service resulting from the passage and implementation of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act.

The $0.3 million and $0.7 million decreases in stock-based compensation for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year was due to the valuation and timing of the vesting of employee stock options.

We expect overall research and development costs will increase in the third quarter of 2023 compared to the second quarter of 2023 due primarily to a $5.0 million payment owed to a licensor in connection with achievement of a clinical development milestone in our OMS906 program.

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

Selling, General and Administrative Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(In thousands)
Selling, general and administrative expenses:
Selling, general and administrative expenses, excluding stock-based compensation expense	$9,580	$12,129	$18,961	$20,911
Stock-based compensation expense	1,680	1,793	3,402	3,970
Total selling, general and administrative expenses	$11,260	$13,922	$22,363	$24,881

For the three and six months ended June 30, 2023, selling, general and administrative costs, excluding stock-based compensation, decreased by $2.5 million and $2.0 million, respectively, compared to the corresponding prior year periods. The reductions were due primarily to decreased legal, patent and marketing costs associated with our narsoplimab program for HSCT-TMA. Employee-related costs were also reduced and we recognized an employee retention tax credit in March 2023 related to the CARES Act.

The $0.1 million and $0.6 million decreases in stock-based compensation for the three and six months ended June 30, 2023 compared to the same periods in the prior year was due to the valuation and timing of the vesting of employee stock options.

We expect selling, general and administrative expenses in the third quarter of 2023 to be similar to those in the second quarter of this year.

Interest Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(In thousands)
Interest expense	$7,932	$4,927	$15,865	$9,868

Interest expense is primarily comprised of interest and amortization of debt discount and issuance costs related to our 2023 Notes and 2026 Notes and interest on our DRI royalty obligation (see “Note 7 - Unsecured Convertible Senior Notes” and “Note 8 – OMIDRIA Royalty Obligation” in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q). The $3.0 million and $6.0 million increase in interest expenses between the three and six months ended June 30, 2023 and 2022 was primarily due to interest on our OMIDRIA royalty obligation, which we entered into in September 2022.

We expect that interest expense for the third quarter of 2023 will be similar to that of the second quarter of this year.

Interest and Other Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(In thousands)
Interest and other income	$4,537	$670	$8,500	$1,163

The $3.9 million and $7.3 million increases in interest and other income for the three and six months ended June 30, 2023 as compared to the same periods in 2022 were due to higher average cash and investment balances available to invest in the current year following the receipt of the $200.0 million Milestone Payment in February 2023 and to higher market interest rates in the current year as compared to the prior year.

We expect interest and other income for the third quarter to be slightly less than the second quarter of this year due to a reduction in our overall cash and investments available to invest.

Discontinued operations and OMIDRIA contract royalty asset

Net income from OMIDRIA discontinued operations, net of tax is shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(In thousands)
Interest earned on OMIDRIA contract royalty asset	$3,829	$4,545	$7,754	$9,383
Remeasurement adjustments	3,147	5,557	4,824	7,716
Other income (expense), net	24	744	404	230
Net income from discontinued operations, net of tax	$7,000	$10,846	$12,982	$17,329

Interest is earned on the OMIDRIA contract royalty asset at at implied effective interest rate of 11.0%. The $0.7 million and $1.6 million reductions in interest earned for the three and six months ended June 30, 2023 as compared to the same periods in 2022 was due to the decrease in the balance of the OMIDRIA contract royalty asset.

The $2.4 million and $2.9 million decreases in the remeasurement adjustment for the three and six months ended June 30, 2023 as compared to the same periods in 2022 reflects the amount of royalties earned in excess of projections for the period and any change in discounted future royalty expectations.

The following schedule presents a rollforward of the OMIDRIA contract royalty asset (in thousands):

OMIDRIA contract royalty asset at December 31, 2022	$152,222
Royalties earned	(19,914)
Interest earned on OMIDRIA contract royalty asset	7,754
Remeasurement adjustments	4,824
OMIDRIA contract royalty asset at June 30, 2023	$144,886

The occurrence of the Milestone Event in December 2022 triggered a reduction in the royalty rate applicable to U.S. net sales of OMIDRIA from 50% to 30%. The royalty rate on any net sales outside the U.S. remains unchanged at 15%.

Financial Condition - Liquidity and Capital Resources

As of June 30, 2023, we had cash, cash equivalents and short-term investments of $341.3 million and outstanding accounts receivable of $11.2 million. Our losses for the three and six months ended June 30, 2023 were $37.3 million and $71.0 million, respectively, and our cash provided by operations for the six months ended June 30, 2023 was $142.2 million. Cash provided by operations includes collection of the $200.0 million Milestone Payment.

We have $95.0 million in outstanding principal of the 2023 Notes that will mature and become due in November 2023. Unless the debt is repurchased or converted to equity at or prior to maturity, we plan to fund the repayment of the 2023 Notes with our existing funds or proceeds from any refinancing transaction. From time to time, we may repurchase our outstanding notes in the open market or through privately-negotiated transactions.

Historically, we have incurred net losses from continuing operations and negative operating cash flows. We have not yet established an ongoing source of revenue sufficient to cover our operating costs and, therefore, we would need to continue to raise additional capital to accomplish our business plan and retire our outstanding convertible senior notes due in 2026. We plan to continue to fund our operations for the next twelve months with our existing cash and investments and our accounts receivable. If FDA approves narsoplimab for treatment of any indication within the next twelve months, then sales of narsoplimab may also provide funds for our operations. We have a sales agreement in place for an “at the market” equity offering facility through which we may offer and sell shares of our common stock equaling an aggregate amount up to $150.0 million. Should it be determined to be strategically advantageous, we could also pursue debt financings as well as public and private offerings of our equity securities, similar to those we have previously completed, or other strategic transactions, which may include licensing a portion of our existing technologies. Should it be necessary to manage our operating expenses, we could also reduce our projected cash requirements by delaying clinical trials, reducing selected research and development efforts, or implementing other restructuring activities.

Cash Flow Data

	Six Months Ended
	June 30,
	2023	2022

	(In thousands)
Selected cash flow data
Cash provided by (used in):
Operating activities	$142,198	$(34,662)
Investing activities	$(145,956)	$(52,072)
Financing activities	$(648)	$62

Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2023 increased by $176.9 million as compared to the same period in 2022. The increase was primarily due to a $178.4 million decrease in receivables resulting from the collection of our $200.0 million Milestone Payment and an $18.0 million change in accounts payable, accrued expenses and other receivables. This was offset by a $7.1 million increase in net loss, an $11.1 million decrease in cash received from royalty earnings and $1.2 million of non-cash charges.

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

Net cash used in investing activities increased $93.9 million during the six months ended June 30, 2023 as compared to the same period in the prior year due to net purchases of short-term investments following the receipt of the $200.0 million Milestone Payment. In the corresponding prior year period, net purchases of short-term investments included investing the proceeds from the sale of OMIDRIA.

Financing Activities. Net cash used in financing activities during the six months ended June 30, 2023 increased $0.7 million compared to the same period in 2022 due to principal payments on our contract royalty obligation, partially offset by decreases in our principal payments on finance lease obligations and by stock option exercises.

Contractual Obligations and Commitments

Our future minimum contractual commitments and obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2022. Other than the following, our future minimum contractual obligations and commitments have not changed materially from the amounts previously reported.

Operating Leases

Our lease for our office and laboratory space ends in November 2027. We have two options to extend the lease term by five years each. In addition, we carry various finance lease obligations for laboratory equipment. As of June 30, 2023, the remaining aggregate non-cancelable rent payable under the initial term of the lease, excluding common area maintenance and related operating expenses, was $30.3 million.

Convertible Notes

See “Note 7 – Unsecured Convertible Senior Notes” in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

OMIDRIA Royalty Obligation

See “Note 8 – OMIDRIA Royalty Obligation” in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Goods and Services Contracts, Development Milestones and Product Royalties

See “Note 10 – Commitment and Contingencies” in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily confined to our investment securities. The primary objective of our investment activities is to preserve our capital to fund operations, and we do not enter into financial instruments for trading or speculative purposes. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in high-credit-quality securities. As of June 30, 2023, we had cash, cash equivalents and short-term investments of $341.3 million. In accordance with our investment policy, we invest funds in highly liquid, investment-grade securities. These securities in our investment portfolio are not leveraged and are classified as available-for-sale. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a materially negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates and, with our current portfolio of short-term investments, we are not exposed to potential loss due to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2023. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

10.1

Omeros Corporation 2017 Omnibus Incentive Compensation Plan, as amended and restated effective as of June 23, 2023 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed June 28, 2023)

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

OMEROS CORPORATION

Dated: August 9, 2023	/s/ Gregory A. Demopulos
Gregory A. Demopulos, M.D.
President, Chief Executive Officer and Chairman of the Board of Directors

Dated: August 9, 2023	/s/ Michael A. Jacobsen
Michael A. Jacobsen
Vice President, Finance, Chief Accounting Officer and Treasurer