Form 10-Q
period 2023-09-30
OMEROS CORP
filed 2023-11-09
CIK 1285819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 7, 2023, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 62,865,491.

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

●     our expectations regarding clinical plans and anticipated or potential paths to regulatory approval of narsoplimab by the U.S. Food and Drug Administration (“FDA”) and the European Medicines Agency (“EMA”) in hematopoietic stem cell transplant-associated thrombotic microangiopathy (“HSCT-TMA”), COVID-19 or any other indication;

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

●     our ability to design, initiate and/or successfully complete clinical trials and other studies for our drug candidates and our plans and expectations regarding our ongoing or planned clinical trials;

●     our expectations regarding: whether enrollment in any ongoing or planned clinical trial will proceed as expected; whether we can capitalize on the financial and regulatory incentives provided by orphan drug designations granted by FDA, the European Commission (“EC”), or the EMA; and whether we can capitalize on the regulatory incentives provided by fast-track or breakthrough therapy designations granted by FDA;

●     our ability to raise additional capital through the capital markets or through one or more corporate partnerships, equity offerings, debt financings, collaborations, licensing arrangements or asset sales;

●     our expectations about the commercial competition that our drug candidates, if commercialized, face or may face;

●     our involvement in potential claims, legal proceedings and administrative actions, and the merits, potential outcomes and effects of both existing and potential claims, legal proceedings and administrative actions, as well as regulatory determinations, on our business, prospects, financial condition and results of operations;

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

OMEROS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED September 30, 2023

INDEX

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMEROS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$30,640	$11,009
Short-term investments	279,670	183,909
OMIDRIA contract royalty asset, short-term	29,228	28,797
Receivables	6,878	213,221
Prepaid expense and other assets	4,922	6,300
Total current assets	351,338	443,236
OMIDRIA contract royalty asset	119,502	123,425
Right of use assets	19,460	21,762
Property and equipment, net	1,717	1,492
Restricted investments	1,054	1,054
Total assets	$493,071	$590,969

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$5,866	$5,989
Accrued expenses	34,859	30,551
Current portion of unsecured convertible senior notes, net	94,909	94,381
Current portion of OMIDRIA royalty obligation	6,654	1,152
Current portion of lease liabilities	4,888	4,310
Total current liabilities	147,176	136,383
Unsecured convertible senior notes, net	221,828	220,906
OMIDRIA royalty obligation	118,770	125,126
Lease liabilities, non-current	19,249	22,426
Other accrued liabilities, non-current	—	444
Commitments and contingencies (Note 10)
Shareholders’ equity (deficit):
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized; none issued and outstanding at September 30, 2023 and December 31, 2022.	—	—
Common stock, par value $0.01 per share, 150,000,000 shares authorized at September 30, 2023 and December 31, 2022; 62,865,491 and 62,828,765 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively.	628	628
Additional paid-in capital	729,882	720,773
Accumulated deficit	(744,462)	(635,717)
Total shareholders’ equity (deficit)	(13,952)	85,684
Total liabilities and shareholders’ equity (deficit)	$493,071	$590,969

See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Costs and expenses:
Research and development	$31,731	$38,568	$85,980	$86,172
Selling, general and administrative	16,422	12,198	38,785	37,079
Total costs and expenses	48,153	50,766	124,765	123,251
Loss from operations	(48,153)	(50,766)	(124,765)	(123,251)
Interest expense	(7,916)	(4,932)	(23,781)	(14,799)
Interest and other income	4,413	906	12,913	2,069
Net loss from continuing operations	(51,656)	(54,792)	(135,633)	(135,981)
Net income from discontinued operations, net of tax	13,906	37,336	26,888	54,665
Net loss	$(37,750)	$(17,456)	$(108,745)	$(81,316)

Basic and diluted net income (loss) per share:
Net loss from continuing operations	$(0.82)	$(0.87)	$(2.16)	$(2.17)
Net income from discontinued operations	0.22	0.59	0.43	0.87
Net loss	$(0.60)	$(0.28)	$(1.73)	$(1.30)

Weighted-average shares used to compute basic and diluted net income (loss) per share	62,856,721	62,730,015	62,840,990	62,728,276

See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2023	62,828,765	$628	$720,773	$(635,717)	$85,684
Stock-based compensation expense	—	—	2,953	—	2,953
Net loss	—	—	—	(33,701)	(33,701)
Balance at March 31, 2023	62,828,765	628	723,726	(669,418)	54,936
Exercise of stock options	19,556	—	97	—	97
Stock-based compensation expense	—	—	2,771	—	2,771
Net loss	—	—	—	(37,294)	(37,294)
Balance at June 30, 2023	62,848,321	628	726,594	(706,712)	20,510
Exercise of stock options	17,170	—	53	—	53
Stock-based compensation expense	—	—	3,235	—	3,235
Net loss	—	—	—	(37,750)	(37,750)
Balance at September 30, 2023	62,865,491	$628	$729,882	$(744,462)	$(13,952)

Balance at January 1, 2022	62,628,855	$626	$706,288	$(683,134)	$23,780
Exercise of stock options	101,160	1	413	—	414
Stock-based compensation expense	—	—	3,892	—	3,892
Net loss	—	—	—	(33,011)	(33,011)
Balance at March 31, 2022	62,730,015	627	710,593	(716,145)	(4,925)
Stock-based compensation expense	—	—	3,072	—	3,072
Net loss	—	—	—	(30,849)	(30,849)
Balance at June 30, 2022	62,730,015	627	713,665	(746,994)	(32,702)
Stock-based compensation expense	—	—	3,844	—	3,844
Net loss	—	—	—	(17,456)	(17,456)
Balance at September 30, 2022	62,730,015	$627	$717,509	$(764,450)	$(46,314)

See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net loss	$(108,745)	$(81,316)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,959	10,808
Non-cash interest expense on unsecured convertible debt	1,450	1,361
Depreciation and amortization	715	789
Non-cash interest earned on OMIDRIA contract royalty asset	(11,484)	(13,739)
Remeasurement on OMIDRIA contract royalty asset	(14,924)	(40,631)
Accretion on U.S. government treasury bills, net	(7,280)	—
Early termination of operating lease	—	(454)
Changes in operating assets and liabilities:
Receivables	206,343	24,301
Prepaid expenses and other	876	1,769
OMIDRIA contract royalty asset	29,900	47,555
Accounts payable and accrued expense	3,741	(11,544)
Net cash provided by (used in) operating activities	109,551	(61,101)
Investing activities:
Purchases of investments and other	(839,595)	(103,573)
Proceeds from the sale and maturities of investments	751,114	84,600
Purchases of property and equipment	(308)	(100)
Net cash used in investing activities	(88,789)	(19,073)
Financing activities:
Proceeds from sale of future royalties	—	125,000
Principal payments on OMIDRIA royalty obligation	(854)	—
Principal payments on finance lease obligations	(427)	(515)
Proceeds upon exercise of stock options and warrants	150	414
Net cash provided by (used in) financing activities	(1,131)	124,899
Net increase in cash and cash equivalents	19,631	44,725
Cash and cash equivalents at beginning of period	11,009	100,808
Cash and cash equivalents at end of period	$30,640	$145,533

Supplemental cash flow information
Cash paid for interest	$23,801	$13,437
Property acquired under finance lease	$632	$806

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

Our pipeline of clinical-stage development programs includes: narsoplimab, our antibody targeting mannan-binding lectin-associated serine protease 2 (“MASP-2”), the effector enzyme of the lectin pathway of complement; OMS1029, our long-acting antibody targeting MASP-2; OMS906, our antibody targeting mannan-binding lectin-associated serine protease-3 (“MASP-3”), the key activator of the alternative pathway of complement; and OMS527, our phophodiesterase 7 (“PDE7”) inhibitor.

In October 2023, we announced the results of a pre-specified interim analysis of our Phase 3 ARTEMIS-IGAN trial evaluating narsoplimab for the treatment of immunoglobulin A (“IgA”) nephropathy. Topline results showed that narsoplimab did not reach statistically significant improvement over placebo on the primary endpoint of reduction in proteinuria. Based on this result, we have discontinued the ARTEMIS-IGAN clinical trial. Clinical development of narsoplimab is currently focused primarily on hematopoietic stem cell transplant-associated thrombotic microangiopathy (“HSCT-TMA”). Our Biologics License Application (“BLA”) for narsoplimab in HSCT-TMA is anticipated to be resubmitted with additional information to support potential approval of narsoplimab in this indication. Phase 1 and Phase 2 clinical programs are underway in our other clinical-stage assets.

Sale of OMIDRIA Assets

On December 23, 2021, we sold our commercial product OMIDRIA and certain related assets including inventory and prepaid expenses to Rayner Surgical Inc. (“Rayner”). Rayner paid us $126.0 million in cash at closing, and we retained all outstanding accounts receivable, accounts payable and accrued expenses as of the closing date.

Under the Asset Purchase Agreement with Rayner (the “Asset Purchase Agreement”), we were entitled to receive a milestone payment of $200.0 million (the “Milestone Payment”) within 30 days following an event (the “Milestone Event”) that establishes separate payment for OMIDRIA for a continuous period of at least four years when furnished in the ambulatory surgery center (“ASC”) setting. In December 2022, the Milestone Event occurred and we recorded a $200.0 million milestone receivable. Upon the achievement of the Milestone Event, our royalties on U.S. net sales were reduced from 50% to 30% with royalties on net sales outside the U.S. remaining unchanged at 15%. We received the Milestone Payment together with accrued interest in February 2023.

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

Liquidity and Capital Resources

As of September 30, 2023, we had cash, cash equivalents and short-term investments of $310.3 million. Our loss for the quarter ended  September 30, 2023 was $37.8 million and our cash provided by operations for the nine months ended  September 30, 2023 was $109.6 million, which included collection of the $200.0 million Milestone Payment in the first quarter of 2023. We have a $95.0 million principal payment due at maturity on our 2023 unsecured convertible senior notes on November 15, 2023, which we expect to pay on the maturity date from our existing cash and investments on hand.

Historically, we have incurred net losses from continuing operations and negative operating cash flows. We have not yet established an ongoing source of revenue sufficient to cover our operating costs; therefore, we would need to continue to raise additional capital to accomplish our business plan and to retire our outstanding convertible senior notes due in 2026. We plan to continue to fund our operations for at least the next twelve months with our existing cash, investments and royalties from Rayner. We have a sales agreement in place for an “at the market” equity offering facility through which we may offer and sell shares of our common stock equaling an aggregate amount up to $150.0 million. Should it be determined to be strategically advantageous, we could also pursue debt financings as well as public and private offerings of our equity securities, similar to those we have previously completed, or other strategic transactions, which may include licensing a portion of our existing technologies. Should it be necessary to manage our operating expenses, we could also reduce our projected cash requirements by delaying clinical trials, reducing selected research and development efforts, or implementing other restructuring activities.

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

Note 2—Significant Accounting Policies

OMIDRIA Royalties, Milestones and Contract Royalty Assets

We have rights to receive future royalties from Rayner on OMIDRIA net sales at royalty rates that vary based on geography and certain regulatory contingencies. Therefore, future OMIDRIA royalties are treated as variable consideration. The sale of OMIDRIA qualified as an asset sale under GAAP. To measure the OMIDRIA contract royalty asset we used the expected value approach, which is the sum of the discounted probability-weighted royalty payments we would receive using a range of potential outcomes to the extent that it is probable that a significant reversal in the amount of cumulative income recognized will not occur. As contemplated by the Asset Purchase Agreement, the royalty rate applicable to U.S. net sales of OMIDRIA was reduced from 50% to 30% upon the occurrence, in December 2022, of the event triggering the $200.0 million Milestone Payment. Consequently, in December 2022, we revalued the OMIDRIA contract royalty asset using the 30% royalty rate on U.S. net sales and adjusted the probability-weighted outcomes to reflect the occurrence of the Milestone Event. Royalties earned are recorded as a reduction to the OMIDRIA contract royalty asset. The amount recorded in discontinued operations in future periods will reflect interest earned on the outstanding OMIDRIA contract royalty asset at an effective interest rate of 11.0% and any amounts we receive that are different from the expected royalties. The OMIDRIA contract royalty asset will be re-measured periodically using the expected value approach based on actual results and future expectations. Any required adjustment to the OMIDRIA contract royalty asset will be recorded in discontinued operations.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax basis. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect of income tax positions only if those positions are more likely than not of being sustained upon an examination. A valuation allowance is established when it is more likely than not that the deferred tax assets will not be realized.

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

The following schedule presents a roll forward of the OMIDRIA contract royalty asset (in thousands):

OMIDRIA contract royalty asset at December 31, 2022	$152,222
Royalties earned	(29,900)
Interest earned on OMIDRIA contract royalty asset	11,484
Remeasurement adjustments	14,924
OMIDRIA contract royalty asset at September 30, 2023	$148,730

Net income from discontinued operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)
Interest earned on OMIDRIA contract royalty asset	$3,730	$4,356	$11,484	$13,739
Remeasurement adjustments	10,100	32,917	14,924	40,631
Other income, net	76	63	480	295
Net income from discontinued operations, net of tax	$13,906	$37,336	$26,888	$54,665

Cash flow from discontinued operations is as follows:

	Nine Months Ended
	September 30,
	2023	2022
	(In thousands)
Net cash provided by discontinued operations from operating activities	$232,081	$60,188

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

Potentially dilutive securities excluded from Diluted EPS are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
2026 Notes convertible to common stock (1)	12,172,008	12,172,008	12,172,008	12,172,008
2023 Notes convertible to common stock (1)	4,941,739	4,941,739	4,941,739	4,941,739
Outstanding options to purchase common stock	34,450	19,292	37,394	8,246
Outstanding restricted stock units	70,250	200,000	70,250	200,000
Total potentially dilutive shares excluded from net loss per share	17,218,446	17,333,039	17,221,390	17,321,993

(1)

The 2023 Notes and 2026 Notes (defined below) are subject to capped call arrangements that potentially reduce the dilutive effect as described in “Note 7 — Unsecured Convertible Senior Notes.” Any potential impact of the capped call arrangements is excluded from this table.

Note 5—Certain Balance Sheet Accounts

OMIDRIA Contract Royalty Asset

The OMIDRIA contract royalty asset consists of the following:

	September 30,	December 31,
	2023	2022
	(In thousands)
Short-term contract royalty asset	$29,228	$28,797
Long-term contract royalty asset	119,502	123,425
Total OMIDRIA contract royalty asset	$148,730	$152,222

Receivables

Receivables consist of the following:

	September 30,	December 31,
	2023	2022
	(In thousands)
OMIDRIA royalty	$6,658	$12,966
Sublease and other	220	255
OMIDRIA milestone	—	200,000
Total receivables	$6,878	$213,221

Property and Equipment, Net

Property and equipment, net consists of the following:

	September 30,	December 31,
	2023	2022
	(In thousands)
Equipment under finance lease obligations	$6,608	$6,204
Laboratory equipment	3,407	3,135
Computer equipment	1,113	1,076
Office equipment and furniture	625	625
Total cost	11,753	11,040
Less accumulated depreciation and amortization	(10,036)	(9,548)
Total property and equipment, net	$1,717	$1,492

For the three months ended September 30, 2023 and 2022, depreciation and amortization expense was $0.2 million and $0.3 million, respectively. For the nine months ended September 30, 2023 and 2022, depreciation and amortization expense was $0.7 million and $0.8 million, respectively.

Accrued Expenses

Accrued expenses consists of the following:

	September 30,	December 31,
	2023	2022
	(In thousands)
Employee compensation	$12,556	$6,665
Clinical trials	9,351	5,536
Contract research and development	4,158	3,209
Interest payable	3,703	5,172
Consulting and professional fees	3,005	4,425
Income taxes payable	1,228	4,871
Other accrued expenses	858	673
Total accrued expenses	$34,859	$30,551

Note 6—Investments and Fair-Value Measurements

All of our investments are held in our name and are classified as short-term and held-to-maturity on the accompanying condensed consolidated balance sheets. Investment income is included as a component of other income on our condensed consolidated statement of operations and comprehensive loss. Investment income for the three months ended  September 30, 2023 and September 30, 2022 consists primarily of interest earned of $4.0 million and $0.4 million, respectively. Investment income for the nine months ended September 30, 2023 and 2022 consists of interest income earned of $11.7 million and $0.6 million, respectively.

The following tables summarize our investments:

	September 30, 2023
		Gross Unrealized
	Amortized Cost	Gains/(Losses)	Estimated Fair Value
	(In thousands)

U.S. government securities classified as short-term investments	$127,385	$2	$127,387
Money-market funds classified as short-term investments	152,285	—	152,285
Total short-term investments	279,670	2	279,672
Certificate of deposit classified as non-current restricted investments	1,054	—	1,054
Total	$280,724	$2	$280,726

	December 31, 2022
		Gross Unrealized
	Amortized Cost	Gains/(Losses)	Estimated Fair Value
	(In thousands)

U.S. government securities classified as short-term investments	$99,027	$22	$99,049
Money-market funds classified as short-term investments	84,882	—	84,882
Total short-term investments	183,909	22	183,931
Certificate of deposit classified as non-current restricted investments	1,054	—	1,054
Total	$184,963	$22	$184,985

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

Our fair value hierarchy for our financial assets and liabilities are as follows:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
U.S. government securities classified as short-term investments	$—	$127,387	$—	$127,387
Money-market funds classified as short-term investments	152,285	—	—	152,285
Total short-term investments	152,285	127,387	—	279,672
Certificate of deposit classified as non-current restricted investments	1,054	—	—	1,054
Total	$153,339	$127,387	$—	$280,726

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
U.S. government securities classified as short-term investments	$—	$99,049	$—	$99,049
Money-market funds classified as short-term investments	84,882	—	—	84,882
Total short-term investments	84,882	99,049	—	183,931
Certificate of deposit classified as non-current restricted investments	1,054	—	—	1,054
Total	$85,936	$99,049	$—	$184,985

Cash held in demand deposit accounts of $30.6 million and $11.0 million is excluded from our fair-value hierarchy disclosure as of  September 30, 2023 and December 31, 2022, respectively. The carrying amounts reported in the accompanying condensed consolidated balance sheets for receivables, accounts payable and other current monetary assets and liabilities approximate fair value.

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

Note 7—Unsecured Convertible Senior Notes

We carry $95.0 million in aggregate principal on our 6.25% Convertible Senior Notes (the “2023 Notes”) and $225.0 million in aggregate principal on our 5.25% Convertible Senior Notes (the “2026 Notes”) as shown below:

	Balance as of September 30, 2023
	2023 Notes	2026 Notes	Total
	(In thousands)
Principal amount	$95,000	$225,030	$320,030
Unamortized debt issuance costs	(91)	(3,202)	(3,293)
Total unsecured convertible senior notes, net	$94,909	$221,828	$316,737

Fair value of outstanding unsecured convertible senior notes (1)	$94,822	$136,424

	Balance as of December 31, 2022
	2023 Notes	2026 Notes	Total
	(In thousands)
Principal amount	$95,000	$225,030	$320,030
Unamortized discount	(619)	(4,124)	(4,743)
Total unsecured convertible senior notes, net	$94,381	$220,906	$315,287

Fair value of outstanding unsecured convertible senior notes (1)	$92,031	$118,141

(1)	The fair value is classified as Level 3 due to the limited trading activity for the unsecured convertible senior notes.

2023 Unsecured Convertible Senior Notes

Our 2023 Notes are unsecured and accrue interest at an annual rate of 6.25% per annum, payable semi-annually in arrears on May 15 and November 15 of each year. We expect to pay the $95.0 million principal payment upon maturity on November 15, 2023 from our existing cash and investments on hand.

The unamortized debt issuance costs of $0.1 million as of September 30, 2023 will be amortized to interest expense at an effective interest rate of 7.0% over the remaining term.

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

To reduce the dilutive impact or potential cash expenditure associated with the conversion of the 2023 Notes, we entered into a capped call transaction (the “2023 Capped Call”), which covers the number of shares of our common stock underlying the 2023 Notes when our common stock share price is trading between the initial conversion price of $19.22 and $28.84. However, should the market price of our common stock exceed the $28.84 cap, then the conversion of the 2023 notes could have a dilutive impact or may require a cash expenditure to the extent the market price exceeds the cap price. As of September 30, 2023, approximately 4.9 million shares remained outstanding on the 2023 Capped Call and expire upon maturity of our 2023 Notes on November 15, 2023.

The following table sets forth total interest expense recognized in connection with the 2023 Notes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)
Contractual interest expense	$1,484	$1,484	$4,453	$4,453
Amortization of debt issuance costs	179	167	528	492
Total	$1,663	$1,651	$4,981	$4,945

2026 Unsecured Convertible Senior Notes

Our 2026 Notes are unsecured and accrue interest at an annual rate of 5.25% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. The 2026 Notes mature on February 15, 2026, unless earlier purchased, redeemed or converted in accordance with their terms.

The unamortized debt issuance costs of $3.2 million as of September 30, 2023 will be amortized to interest expense at an effective interest rate of 5.9% over the remaining term.

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

To reduce the dilutive impact or potential cash expenditure associated with the conversion of the 2026 Notes, we entered into capped call transactions (the “2026 Capped Calls”), which cover the number of shares of our common stock underlying the 2026 Notes when our common stock share price is trading between the initial conversion price of $18.49 and $26.10. However, should the market price of our common stock exceed the $26.10 cap, then the conversion of the 2026 Notes would have a dilutive impact or may require a cash expenditure to the extent the market price exceeds the cap price. As of September 30, 2023, approximately 12.2 million shares remained outstanding on the 2026 Capped Call.

The following table sets forth interest expense recognized related to the 2026 Notes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)
Contractual interest expense	$2,954	$2,954	$8,861	$8,861
Amortization of debt issuance costs	312	294	922	869
Total	$3,266	$3,248	$9,783	$9,730

Future Minimum Principal Payments

Future minimum principal payments for the 2023 Notes and 2026 Notes as of September 30, 2023 are as follows (in thousands):

2023	$95,000
2024	—
2025	—
2026	225,030
Total future minimum principal payments under the 2023 Notes and 2026 Notes	$320,030

Note 8—OMIDRIA Royalty Obligation

On September 30, 2022, we sold to DRI an interest in our future OMIDRIA royalty receipts and received $125.0 million in cash consideration which was recorded as an OMIDRIA royalty obligation on our condensed consolidated balance sheet. DRI is entitled to receive royalties on OMIDRIA net sales through December 31, 2030, subject to annual caps. DRI receives their prorated monthly cap amount before we receive any royalty proceeds. DRI is not entitled to carry-forward nor recoup any shortfall if the royalties paid by Rayner for an annual period are less than the cap amount applicable to each discrete calendar year. Additionally, DRI has no recourse to or security interest in our assets other than our OMIDRIA royalty receipts, and we retain all royalty receipts in excess of the respective cap in any given calendar year. At September 30, 2023, the maximum remaining amount that DRI is entitled to receive through the term of the agreement ( December 31, 2030) is $177.0 million, which, if fully paid, would be at an implied effective interest rate of 9.4% over the entire term of the agreement.

We consider our OMIDRIA royalty obligation to be a Level 3 obligation in the fair value hierarchy as its valuation relies on factors that are not easily observable in the market. As of September 30, 2023, the approximate fair value of our obligation was $116.2 million.

For the three months and nine months ended September 30, 2023, we incurred cash interest expense of $3.0 million and $8.9 million, respectively.

As of September 30, 2023, the maximum scheduled principal and interest payments (based on an implied effective interest rate of 9.4%) are as follows:

			Total
	Principal	Interest	Annual Cap
	(In thousands)
2023	$298	$2,952	$3,250
2024	8,576	11,424	20,000
2025	14,641	10,359	25,000
2026	16,081	8,919	25,000
2027	17,664	7,336	25,000
Thereafter	68,164	10,586	78,750
Total scheduled payments	$125,424	$51,576	$177,000

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

Supplemental lease information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)
Lease cost
Operating lease cost	$1,603	$1,659	$4,852	$4,529
Finance lease cost:
Amortization	140	250	529	570
Interest	29	32	121	123
Variable lease cost	807	813	2,354	2,395
Sublease income	(375)	(432)	(1,125)	(1,377)
Net lease cost	$2,204	$2,322	$6,731	$6,240

Cash paid for amounts included in the measurement of lease liabilities is as follows:

	Nine Months Ended
	September 30,
	2023	2022
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Cash payments for operating leases	$5,356	$5,312
Cash payments for financing leases	$499	$598

Note 10—Commitments and Contingencies

Good and Service Contracts

We have various agreements with third parties that collectively require payment of termination fees totaling $27.4 million as of September 30, 2023 if we cancel the work within specific time frames, either prior to commencing or during performance of the contracted services.

Development Milestones and Product Royalties

We have licensed a variety of intellectual property from third parties that we are currently developing or may develop in the future. These licenses may require milestone payments during the clinical development processes or on approval of commercial sale as well as low single- to low double-digit royalties on the net income or net sales of the product. For the three and nine months ended September 30, 2023, we paid $5.0 million associated with development milestone expenses related to the OMS906 program. For the three and nine months ended September 30, 2022, development milestones were not significant. Should narsoplimab be approved, we would owe milestone payments to development partners and would be obligated to pay low single-digit royalties on net sales of the product.

Note 11—Shareholders’ Equity (Deficit)

Common Stock and Warrants

On March 1, 2021, we entered into a sales agreement to sell shares of our common stock having an aggregate offering price of up to $150.0 million, from time to time, through an “at the market” equity offering program. As of September 30, 2023, we have not sold any shares under this program.

On April 12, 2023, warrants to purchase 200,000 shares of our common stock with an exercise price of $23.00 per share expired without being exercised. We have no other warrants outstanding.

On November 9, 2023, the Board of Directors approved an indefinite term share repurchase program under which we may repurchase from time to time up to $50.0 million of our common stock in the open market or through privately negotiated transactions.

Amendment of 2017 Omnibus Incentive Compensation Plan

At our  June 23, 2023 annual meeting, our shareholders approved a 5,000,000 share increase in the number shares of common stock available for grant under the 2017 Omnibus Incentive Compensation Plan, as amended and restated. The total number of shares of common stock available for grant as of September 30, 2023 was 8,613,348.

Note 12—Stock-Based Compensation

Our stock option plans provide for the grant of incentive and non-qualified stock options, restricted stock awards, RSUs, and other stock awards to employees, non-employee directors and consultants.

Stock-based compensation is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)
Continuing operations
Research and development	$1,305	$1,672	$3,710	$4,777
Selling, general and administrative	2,054	2,200	5,456	6,170
Total stock-based compensation in continuing operations	3,359	3,872	9,166	10,947
Discontinued operations	(124)	(28)	(207)	(139)
Total stock-based compensation	$3,235	$3,844	$8,959	$10,808

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were applied to all stock option grants:

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
Estimated weighted-average fair value	$2.42	$2.54
Weighted-average assumptions:
Expected volatility	93%	93%
Expected life, in years	7.1	7.1
Risk-free interest rate	3.98%	3.96%
Expected dividend yield	—%	—%

Stock option activity for all stock plans and related information is as follows:

		Weighted-
		Average		Aggregate
		Exercise	Remaining	Intrinsic
	Options	Price per	Contractual Life	Value
	Outstanding	Share	(In years)	(In thousands)
Balance at December 31, 2022	13,872,973	$11.02
Granted	2,908,200	3.13
Exercised	(36,726)	4.10
Forfeited	(1,439,517)	10.12
Balance at September 30, 2023	15,304,930	$9.62	6.3	$80
Vested and expected to vest at September 30, 2023	14,760,623	$9.78	6.2	$77
Exercisable at September 30, 2023	10,169,314	$11.75	4.8	$44

Of the 15.3 million common stock options outstanding as of  September 30, 2023, 15.2 million have an exercise price per share above $ 2.92, which was the closing price of our stock on the Nasdaq exchange on September 30, 2023.

As of September 30, 2023, there were 5.1 million unvested options outstanding that will vest over a weighted-average period of 2.2 years. The total estimated compensation expense yet to be recognized on outstanding options is $ 17.1 million.

The Company had 70,250 unvested RSUs outstanding as of  September 30, 2023 that vest on December 1, 2023. The weighted average grant date fair value per share was $7.53.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10‑Q and with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 13, 2023 and amended by Amendment No. 1 thereto, which was filed with the Securities and Exchange Commission (the "SEC") on May 1, 2023. In addition, you should read the section entitled “Risk Factors” and the disclaimers regarding forward-looking statements included herein and in our Annual Report on Form 10-K for the year ended December 31, 2022, for a discussion of important factors that could cause our results to differ materially from the results described in or implied by any forward-looking statements contained herein.

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

Complement Programs: Lectin Pathway / MASP-2

The lead drug candidate in our pipeline of complement-targeted therapeutics is narsoplimab (OMS721), a proprietary, patented human monoclonal antibody targeting mannan-binding lectin-associated serine protease 2 (“MASP-2”), the key activator of the lectin pathway of complement. Clinical development of narsoplimab is currently focused primarily on hematopoietic stem cell transplant-associated thrombotic microangiopathy (“HSCT-TMA”).

We successfully completed a pivotal clinical trial for narsoplimab in HSCT-TMA and previously submitted to the U.S. Food and Drug Administration (“FDA”) a biologics license application (“BLA”) seeking marketing approval for narsoplimab in this indication. In late 2021, FDA issued a complete response letter (“CRL”) with respect to the BLA in which the agency indicated that additional information would be needed to support regulatory approval. We appealed FDA’s decision to issue the CRL through a formal dispute resolution process that concluded in late 2022. Although our appeal was denied, the decision identified potential paths for resubmission of the BLA based on both response data and survival data from the completed pivotal trial versus a historical control group, or based on survival data alone. Consistent with subsequent interactions with FDA’s review division regarding resubmission of the BLA, we have submitted to FDA a formal analysis plan to assess already existing clinical trial data and certain existing external data, and we plan to include these analyses in a resubmitted BLA. We are currently awaiting FDA’s feedback on the formal analysis plan and, assuming the agency’s feedback is favorable, we intend to conduct the requisite analyses and, if results are positive, resubmit the BLA as expeditiously as possible. Assuming we reach agreement with FDA on our formal analysis plan in a single round of discussions then, allowing for FDA review time on a resubmitted BLA, we currently estimate that an approval decision on narsoplimab in HSCT-TMA could be rendered by FDA in mid-2024. There can be no guarantee that the specific requirements for resubmission, when determined through interaction with the FDA review division, will be satisfactory in terms of the time and/or expenditure required, that any new analyses conducted will result in favorable data, or that any resubmission of the BLA will result in approval of narsoplimab for HSCT-TMA.

In October 2023, we announced the result of the pre-specified interim analysis of our Phase 3 ARTEMIS-IGAN trial evaluating narsoplimab for the treatment of immunoglobulin A (“IgA”) nephropathy. The primary endpoint is reduction in proteinuria assessed by 24-hour urine protein excretion ("UPE") at 36 weeks compared to placebo in the intent-to-treat population of 180 IgA nephropathy patients with high baseline proteinuria (24-hour UPE > 2 g/day). Topline results of the interim analysis showed that narsoplimab did not achieve statistically significant improvement over placebo on the proteinuria endpoint. The proteinuria reduction in the placebo group was markedly greater than that reported in Phase 3 clinical trials of other agents in IgA nephropathy. Based on the absence of statistical significance and as previously agreed with FDA, we determined not to submit an application for approval of narsoplimab in this indication and the ARTEMIS-IGAN clinical trial has been discontinued.

We are also developing OMS1029, a long-acting, next-generation antibody targeting MASP-2 and the lectin pathway. Dosing of all cohorts in a single-ascending dose Phase 1 clinical trial of OMS1029 was successfully completed in early 2023. OMS1029 was well tolerated with no safety concerns identified. Preliminary pharmacokinetic (“PK”) and pharmacodynamic (“PD”) data show dose-proportional exposure and sustained lectin pathway inhibition, consistent with potentially quarterly intravenous or subcutaneous dosing. Dosing has been completed in the first cohort of our ongoing Phase 1 multiple-ascending-dose study of OMS1029 in healthy subjects. A Phase 2 program is expected to begin in mid-2024.

Complement Programs: Alternative Pathway / MASP-3

Our pipeline of clinical-stage complement-targeted therapeutic candidates also includes OMS906, a proprietary, patented monoclonal antibody targeting mannan-binding lectin-associated serine protease 3 (“MASP-3”), the key activator of the alternative pathway of complement. We believe OMS906 has the potential to treat a wide range of alternative pathway-related diseases and that its attributes favorably differentiate OMS906 from other marketed and in-development alternative pathway inhibitors. Clinical development of OMS906 is currently ongoing in multiple alternative pathway-related disorders, including complement 3 glomerulopathy (“C3G”), a rare chronic kidney disease, and paroxysmal nocturnal hemoglobinuria (“PNH”), a rare and life-threatening hemolytic blood disorder.

In June 2023, results from a pre-specified interim analysis of our ongoing clinical trial of OMS906 in complement-inhibitor-naïve adults with PNH were presented at the 2023 congress of the European Hematology Association and updated interim analysis data from this study are scheduled for podium presentation at the 2023 annual meeting of the American Society of Hematology in December. Both presentations report statistically significant and clinically meaningful improvements in all measured markers of hemolysis, including hemoglobin and lactate dehydrogenase. No patients were reported to have had a clinical breakthrough of PNH or a thrombotic event, and none were reported to require a transfusion while receiving OMS906 treatment. Enrollment is now complete and dosing is ongoing in our Phase 2 clinical trial evaluating OMS906 in PNH patients who have had an unsatisfactory response to the C5 inhibitor ravulizumab. We are initiating an open-label extension study to assess the long-term efficacy and safety of OMS906 in patients with PNH. In the extension study, patients who have completed a previous PNH study evaluating OMS906 will roll directly into the extension study without a break in OMS906 treatment. Data from this study will contribute to a planned BLA for OMS906 in the treatment of PNH. Based on PK data from a successful Phase 1 single-ascending-dose study of OMS906 in healthy subjects and interim data from our ongoing clinical trials in PNH patients, we are expecting a dosing frequency of once quarterly for the Phase 3 studies and commercialization.

Enrollment in our Phase 2 clinical program evaluating OMS906 in patients with C3G is also ongoing. Initiation of Phase 3 clinical programs for OMS906 in PNH and C3G are targeted for the third quarter of 2024.

PDE7 Inhibitor Program

Our development pipeline also includes OMS527, our phosphodiesterase 7 (“PDE7”) inhibitor program focused on addiction and movement disorders. In April 2023, we were awarded a grant from the National Institute on Drug Abuse, part of the National Institutes of Health, to develop our lead orally administered PDE7 inhibitor compound, for which we have successfully completed a Phase 1 study, for the treatment of cocaine use disorder (“CUD”). The grant amount, a total of $6.69 million over three years, is intended to support preclinical cocaine interaction/toxicology studies to assess safety of the therapeutic candidate in the presence of concomitant cocaine administration, as well as an in-patient, placebo-controlled clinical study evaluating the safety and effectiveness of OMS527 in adults with CUD who receive concurrent intravenous cocaine. We expect the preclinical studies to begin in early 2024. Additionally, with investigators at Emory University, we are also evaluating OMS527 as a potential treatment for levodopa-induced dyskinesias, a common and debilitating side effect of long-term levodopa dosing in patients with Parkinson’s disease.

Pre-clinical Programs

We also have a diverse group of preclinical programs, including five immuno-oncology platforms directed to development of novel adoptive T cell/CAR-T therapies and novel immunotherapeutics and cancer vaccines.

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

On September 30, 2022, we sold to DRI Healthcare Acquisitions LP (“DRI”) an interest in a portion of our future OMIDRIA royalty receipts and received $125.0 million in cash consideration, which we recorded as a liability on our condensed consolidated balance sheet. The liability is being amortized over the term of the arrangement using the implied effective interest rate of 9.4%. Interest expense is recorded as a component of continuing operations. As of September 30, 2023, the maximum future payout that DRI is entitled to receive through the remaining term of the agreement is $177.0 million. The term of the agreement with DRI runs through December 31, 2030, and our payments to DRI will not total $125.0 million until August 2028 at the earliest.

Financial Summary

Our loss for the three and nine months ended September 30, 2023 was $37.8 million and $108.7 million, respectively. As of September 30, 2023, we had cash, cash equivalents and short-term investments of $310.3 million available to fund operations and debt service. On November 15, 2023, we have a $95.0 million principal payment due at maturity on our 2023 unsecured convertible senior notes (the "2023 Notes") which we expect to pay at maturity from our existing cash and investments on hand. Our cash provided by operations for the nine months ended September 30, 2023 was $109.6 million which includes the collection of our $200.0 million Milestone Payment.

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
	(In thousands)
Research and development expenses:
Direct external expenses:
Clinical research and development:
MASP-2 program - OMS721 (narsoplimab)	$8,643	$23,097	$27,566	$40,839
MASP-3 program - OMS906	9,246	2,015	17,037	3,997
MASP-2 program - OMS1029	1,108	1,502	3,818	1,502
Other	46	171	122	389
Total clinical research and development	19,043	26,785	48,543	46,727
Preclinical research and development	1,046	1,125	3,488	6,374
Total direct external expenses	20,089	27,910	52,031	53,101
Internal overhead and other expenses	10,337	8,986	30,239	28,294
Stock-based compensation expenses	1,305	1,672	3,710	4,777
Total research and development expenses	$31,731	$38,568	$85,980	$86,172

For the three months ended September 30, 2023, clinical research and development expenses decreased $7.7 million compared to the prior year quarter due primarily to decreased narsoplimab clinical manufacturing in the current year quarter. This decrease was partially offset by a $5.0 million payment made to a third-party licensor in connection with achievement of a development milestone in our OMS906 program, as well as increasing drug manufacturing costs to support our OMS906 clinical trials.

Clinical research and development expenses for the nine months ended September 30, 2023 increased $1.8 million compared to the same period in the prior year primarily due to the $5.0 million OMS906 development milestone and the transition of OMS1029 from preclinical to clinical research and development upon the initiation of human trials. This was partially offset by decreased narsoplimab clinical manufacturing costs during the current year period.

Preclinical research and development expenses decreased $0.1 million and $2.9 million for the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022, due primarily to the transitioning of OMS1029 from preclinical research and development to clinical research and development during the third quarter of 2022.

Internal overhead and other expenses increased $1.4 million and $1.9 million for the three and nine months ended September 30, 2023, respectively, as compared to the three and nine months ended September 30, 2022, due to additional employee-related costs. The increase over the nine-month periods was partially offset by the recognition of an employee retention tax credit from the Internal Revenue Service in the first quarter of 2023.

The $0.4 million and $1.1 million decreases in stock-based compensation expenses for the three and nine months ended September 30, 2023, respectively, as compared to the same periods in the prior year were primarily due to the valuation and timing of the vesting of employee stock options.

During the fourth quarter, we will incur various costs associated with the termination of the ARTEMIS-IGAN trial. We expect research and development expenses in the fourth quarter of 2023 to be similar to the third quarter of this year.

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

Selling, General and Administrative Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)
Selling, general and administrative expenses:
Selling, general and administrative expenses, excluding stock-based compensation expense	$14,368	$9,998	$33,329	$30,909
Stock-based compensation expense	2,054	2,200	5,456	6,170
Total selling, general and administrative expenses	$16,422	$12,198	$38,785	$37,079

For the three months ended September 30, 2023, selling, general and administrative costs excluding stock-based compensation expense increased $4.4 million compared to the prior year quarter primarily due to a non-recurring employee compensation expense.

For the nine months ended September 30, 2023, selling, general and administrative costs excluding stock-based compensation expense, increased $2.4 million compared to the prior year period due primarily to a non-recurring employee compensation expense, partially offset by both an employee retention tax credit taken in the first quarter related to the CARES Act and decreased patent and marketing costs associated with our HSCT-TMA program.

The $0.1 million and $0.7 million decreases in stock-based compensation expense for the three and nine months ended September 30, 2023 compared to the same periods in the prior year were primarily due to the valuation and timing of the vesting of employee stock options.

We expect selling, general and administrative expenses in the fourth quarter of 2023 to return to historical levels.

Interest Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)
Interest expense	$7,916	$4,932	$23,781	$14,799

Interest expense is primarily comprised of interest and amortization of debt discount and issuance costs related to our unsecured convertible senior notes and interest on our DRI royalty obligation (see “Note 7 - Unsecured Convertible Senior Notes” and “Note 8 – OMIDRIA Royalty Obligation” in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q). The $3.0 million and $9.0 million increases in interest expense between the three and nine months ended September 30, 2023 and 2022 were primarily due to interest expense on our OMIDRIA royalty obligation, which we entered in September 2022.

We expect that interest expense for the fourth quarter of 2023 to be lower than the third quarter of this year due to the repayment at maturity of our $95.0 million of outstanding 2023 Notes on November 15, 2023.

Interest and Other Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)
Interest and other income	$4,413	$906	$12,913	$2,069

Interest and other income increased $3.5 million and $10.8 million for the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022, due to holding higher average cash and investment balances than in the prior year as a result of receiving a $200.0 million Milestone Payment from Rayner in February 2023.

We expect interest and other income for the fourth quarter of 2023 to be less than the third quarter of this year due to a reduction in our overall cash and investments available to invest upon the repayment at maturity of the $95 million outstanding principal on our 2023 Notes.

Discontinued operations and OMIDRIA contract royalty asset

Net income from OMIDRIA discontinued operations, net of tax is shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)
Interest earned on OMIDRIA contract royalty asset	$3,730	$4,356	$11,484	$13,739
Remeasurement adjustments	10,100	32,917	14,924	40,631
Other income, net	76	63	480	295
Net income from discontinued operations, net of tax	$13,906	$37,336	$26,888	$54,665

Interest is earned on the OMIDRIA contract royalty asset at an implied effective interest rate of 11.0%. The $0.6 million and $2.3 million reductions in interest earned for the three and nine months ended September 30, 2023 as compared to the same periods in 2022 were due to a decrease in the balance of the OMIDRIA contract royalty asset during the respective periods.

The remeasurement adjustments for the three and nine months ended September 30, 2023 decreased by $22.8 million and $25.7 million, respectively, as compared to the corresponding prior year periods. The primary reason for the decrease was due to adjusting the OMIDRIA contract royalty asset in the third quarter of 2022 to reflect an increase in expected future OMIDRIA royalties based on actual sales results.

The following schedule presents a roll forward of the OMIDRIA contract royalty asset (in thousands):

OMIDRIA contract royalty asset at December 31, 2022	$152,222
Royalties earned	(29,900)
Interest earned on OMIDRIA contract royalty asset	11,484
Remeasurement adjustments	14,924
OMIDRIA contract royalty asset at September 30, 2023	$148,730

The occurrence of the Milestone Event in December 2022 triggered a reduction in the royalty rate applicable to U.S. net sales of OMIDRIA from 50% to 30%.

Financial Condition - Liquidity and Capital Resources

As of September 30, 2023, we had cash, cash equivalents and short-term investments of $310.3 million. Our loss for the three and nine months ended September 30, 2023 was $37.8 million and $108.7 million, respectively, and our cash provided by operations for the nine months ended September 30, 2023 was $109.6 million. Cash provided by operations includes collection of the $200.0 million Milestone Payment.

We have $95.0 million principal outstanding related to the 2023 Notes which mature and become due on November 15, 2023. We plan to repay the 2023 Notes from our existing cash and investments on hand. From time to time, we may repurchase our outstanding 2026 Notes in the open market or through privately negotiated transactions. In addition, on November 9, 2023, the Board of Directors approved an indefinite term share repurchase program under which we may repurchase from time to time up to $50.0 million of our common stock in the open market or through privately negotiated transactions.

Historically, we have incurred net losses from continuing operations and negative operating cash flows. We have not yet established an ongoing source of revenue sufficient to cover our operating costs; therefore, we would need to continue to raise additional capital to accomplish our business plan and to retire our outstanding convertible senior notes due in 2026. We plan to continue to fund our operations for at least the next twelve months with our existing cash, investments and royalties from Rayner. We have a sales agreement in place for an “at the market” equity offering facility through which we may offer and sell shares of our common stock equaling an aggregate amount up to $150.0 million. Should it be determined to be strategically advantageous, we could also pursue debt financings as well as public and private offerings of our equity securities, similar to those we have previously completed, or other strategic transactions, which may include licensing a portion of our existing technologies. Should it be necessary to manage our operating expenses, we could also reduce our projected cash requirements by delaying clinical trials, reducing selected research and development efforts, or implementing other restructuring activities.

Cash Flow Data

	Nine Months Ended
	September 30,
	2023	2022
	(In thousands)
Selected cash flow data
Cash provided by (used in):
Operating activities	$109,551	$(61,101)
Investing activities	$(88,789)	$(19,073)
Financing activities	$(1,131)	$124,899

Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2023 increased by $170.7 million as compared to the same period in 2022. The increase was primarily due to a $182.0 million decrease in receivables due to the collection of our $200.0 million Milestone Payment and a $15.3 million change in accounts payable, accrued expenses and other. This was offset by a $27.4 million increase in net loss, a $17.7 million change in OMIDRIA Rayner royalties receivables and $19.3 million of non-cash charges.

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

Net cash used in investing activities for the nine months ended September 30, 2023 increased $69.7 million compared to the prior year period, due to net purchases of short-term investments outweighing proceeds from sales and maturities. Investment activities during 2023 included receipt and investing of the $200.0 million Milestone Payment from Rayner and the $125.0 million we received from DRI related to the sale of a portion of our future OMIDRIA royalties. In the prior year period, net purchases of short-term investments included investing the proceeds from the sale of OMIDRIA to Rayner.

Financing Activities. Net cash used in financing activities during the nine months ended September 30, 2023 increased $126.0 million compared to the same period in 2022 This was primarily due to the $125.0 million we received from DRI related to the sale of a portion of our future OMIDRIA royalties in September 2022.

Contractual Obligations and Commitments

Our future minimum contractual commitments and obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2022. Other than the following, our future minimum contractual obligations and commitments have not changed materially from the amounts previously reported. See “Note 10 – Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Operating Leases

Our lease for our office and laboratory space ends in November 2027. We have two options to extend the lease term by five years each. In addition, we carry various finance lease obligations for laboratory equipment. As of September 30, 2023, the remaining aggregate non-cancelable rent payable under the initial term of the lease, excluding common area maintenance and related operating expenses, is $28.6 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily confined to our investment securities. The primary objective of our investment activities is to preserve our capital to fund operations, and we do not enter into financial instruments for trading or speculative purposes. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in high-credit-quality securities. As of September 30, 2023, we had cash, cash equivalents and short-term investments of $310.3 million. In accordance with our investment policy, we invest funds in highly liquid, investment-grade securities. These securities in our investment portfolio are not leveraged and are classified as available-for-sale. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a materially negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates and, with our current portfolio of short-term investments, we are not exposed to potential loss due to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2023. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 9. 2023, the Board of Directors approved an indefinite term share repurchase program under which we may repurchase from time to time up to $50.0 million of our common stock in the open market or through privately negotiated transactions.

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

OMEROS CORPORATION

Dated: November 9, 2023	/s/ Gregory A. Demopulos
Gregory A. Demopulos, M.D.
President, Chief Executive Officer and Chairman of the Board of Directors

Dated: November 9, 2023	/s/ Michael A. Jacobsen
Michael A. Jacobsen
Vice President, Finance, Chief Accounting Officer and Treasurer