Form 10-Q
period 2024-03-31
OMEROS CORP
filed 2024-05-15
CIK 1285819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 10, 2024, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 57,944,159.

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

●     whether and when our biologics license application (“BLA”) for narsoplimab in TA-TMA may be resubmitted to FDA, whether and when a marketing authorization application (“MAA”) may be submitted to the EMA for narsoplimab in any indication, and whether and when FDA, the EMA or any other regulatory authority will grant approval for narsoplimab in any indication;

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

OMEROS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED March 31, 2024

INDEX

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMEROS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$1,831	$7,105
Short-term investments	228,503	164,743
OMIDRIA contract royalty asset, short-term	29,519	29,373
Receivables	7,642	8,096
Prepaid expense and other assets	13,463	8,581
Total current assets	280,958	217,898
OMIDRIA contract royalty asset	135,909	138,736
Right of use assets	17,767	18,631
Property and equipment, net	1,804	1,950
Restricted investments	1,054	1,054
Total assets	$437,492	$378,269

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$6,182	$7,712
Accrued expenses	28,402	31,868
Current portion of OMIDRIA royalty obligation	19,130	8,576
Current portion of lease liabilities	5,342	5,160
Total current liabilities	59,056	53,316
Convertible senior notes, net	213,463	213,155
OMIDRIA royalty obligation, non-current	217,459	116,550
Lease liabilities, non-current	16,754	18,143
Other accrued liabilities, non-current	2,088	2,088
Commitments and contingencies (Note 10)
Shareholders’ equity (deficit):
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized; none issued and outstanding at March 31, 2024 and December 31, 2023.	—	—
Common stock, par value $0.01 per share, 150,000,000 shares authorized at March 31, 2024 and December 31, 2023; 57,942,695 and 61,128,597 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively.	579	611
Additional paid-in capital	718,807	727,936
Accumulated deficit	(790,714)	(753,530)
Total shareholders’ deficit	(71,328)	(24,983)
Total liabilities and shareholders’ equity (deficit)	$437,492	$378,269

See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2024	2023

Costs and expenses:
Research and development	$26,770	$24,610
Selling, general and administrative	12,264	11,103
Total costs and expenses	39,034	35,713
Loss from operations	(39,034)	(35,713)
Interest expense	(8,231)	(7,933)
Interest and other income	3,415	3,963
Net loss from continuing operations	(43,850)	(39,683)
Net income from discontinued operations, net of tax	6,666	5,982
Net loss	$(37,184)	$(33,701)

Basic and diluted net income (loss) per share:
Net loss from continuing operations	$(0.75)	$(0.63)
Net income from discontinued operations	0.12	0.09
Net loss	$(0.63)	$(0.54)

Weighted-average shares used to compute basic and diluted net income (loss) per share	58,800,716	62,828,765

See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2024	61,128,597	$611	$727,936	$(753,530)	$(24,983)
Issuance of common stock upon exercise of stock options	9,339	—	32	—	32
Repurchases of common stock	(3,195,241)	(32)	(11,819)	—	(11,851)
Stock-based compensation expense	—	—	2,658	—	2,658
Net loss	—	—	—	(37,184)	(37,184)
Balance at March 31, 2024	57,942,695	$579	$718,807	$(790,714)	$(71,328)

Balance at January 1, 2023	62,828,765	$628	$720,773	$(635,717)	$85,684
Stock-based compensation expense	—	—	2,953	—	2,953
Net loss	—	—	—	(33,701)	(33,701)
Balance at March 31, 2023	62,828,765	$628	$723,726	$(669,418)	$54,936

See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net loss	$(37,184)	$(33,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,658	2,953
Non-cash interest on convertible notes and royalty obligations	1,387	477
Depreciation and amortization	204	186
Non-cash interest earned on OMIDRIA contract royalty asset	(4,343)	(3,925)
Remeasurement on OMIDRIA contract royalty asset	(2,339)	(1,677)
Accretion on U.S. government treasury bills, net	(1,893)	(2,316)
Changes in operating assets and liabilities:
OMIDRIA contract royalty asset	9,363	9,203
Receivables	454	203,188
Prepaid expenses and other	(5,090)	(582)
Accounts payable and accrued expense	(4,997)	733
Net cash provided by (used in) operating activities	(41,780)	174,539
Investing activities:
Purchases of investments and other	(487,554)	(523,941)
Proceeds from the sale and maturities of investments	425,687	342,610
Purchases of property and equipment	(58)	—
Net cash used in investing activities	(61,925)	(181,331)
Financing activities:
Proceeds from sale of future royalties	115,525	—
Repurchases on common stock	(11,851)	—
Principal payments on OMIDRIA royalty obligation	(5,141)	(278)
Principal payments on finance lease obligations	(134)	(110)
Proceeds upon exercise of stock options	32	—
Net cash provided by (used in) financing activities	98,431	(388)
Net decrease in cash and cash equivalents	(5,274)	(7,180)
Cash and cash equivalents at beginning of period	7,105	11,009
Cash and cash equivalents at end of period	$1,831	$3,829

Supplemental cash flow information
Cash paid for interest	$7,152	$7,933

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

Our clinical-stage development programs include: narsoplimab, our antibody targeting mannan-binding lectin-associated serine protease 2 (“MASP-2”), the effector enzyme of the lectin pathway of complement; OMS1029, our long-acting antibody targeting MASP-2; OMS906, our antibody targeting mannan-binding lectin-associated serine protease-3 (“MASP-3”), the key activator of the alternative pathway of complement; and OMS527, our phosphodiesterase 7 (“PDE7”) inhibitor program.

Clinical development of narsoplimab is currently focused primarily on hematopoietic stem cell transplant-associated thrombotic microangiopathy (“TA-TMA”). We successfully completed a pivotal clinical trial for narsoplimab in TA-TMA and previously submitted to FDA a biologics license application (“BLA”) seeking marketing approval for narsoplimab in this indication. In late 2021, FDA issued a complete response letter (“CRL”) with respect to the BLA in which the agency indicated that additional information would be needed to support regulatory approval. We appealed FDA’s decision to issue the CRL through a formal dispute resolution process that concluded in late 2022. Although our appeal was denied, the decision identified potential paths for resubmission of the BLA based on data from our completed pivotal trial and submission of additional evidence and analyses. We are having ongoing discussions with the agency regarding the data and analyses required to be included in a potential resubmission of our BLA. As a result, we are currently unable to estimate when we will submit the BLA or, subsequently, FDA’s timing for a decision regarding approval. There can be no guarantee that FDA's specific recommendations for resubmission will be acceptable to Omeros in terms of the time and/or expenditure required or that any resubmission of the BLA will result in approval of narsoplimab for TA-TMA.

Our lectin pathway program also includes OMS1029, our long-acting antibody targeting MASP-2. This next-generation MASP-2 inhibitor is intended to be complementary to narsoplimab, enabling us to pursue chronic indications in which dosing convenience would be of significant benefit to patients. A Phase 1 single-ascending dose clinical trial of OMS1029 was successfully completed in early 2023 and a multiple-ascending dose Phase 1 clinical trial is expected to conclude in mid-2024. OMS1029 has been well tolerated to date with no safety concerns identified. We are evaluating several potential indications for Phase 2 clinical development of OMS1029.

Our pipeline of clinical-stage complement-targeted therapeutic candidates also includes OMS906, a proprietary, patented monoclonal antibody targeting MASP-3, the key activator of the alternative pathway of complement. We have three ongoing Phase 2 clinical trials evaluating OMS906 for the treatment of paroxysmal nocturnal hemoglobinuria (“PNH”). The first is in PNH patients who have not previously been treated with a complement inhibitor, and the second is in PNH patients who have had an unsatisfactory response to ravulizumab. The third Phase 2 clinical trial is an open-label extension study to assess the long-term efficacy and safety of OMS906 in patients who have completed either of the other two PNH Phase 2 clinical trials. We also have an ongoing Phase 2 clinical program evaluating OMS906 for the treatment of C3G, a rare and debilitating renal disease driven by complement dysregulation.

Our phosphodiesterase 7 (“PDE7”) inhibitor program, which we refer to as OMS527, comprises multiple PDE7 inhibitor compounds and is based on our discoveries of previously unknown links between PDE7 and any addiction or compulsive disorder, and between PDE7 and any movement disorders. In April 2023, we were awarded a grant from the National Institute on Drug Abuse ("NIDA"), part of the National Institutes of Health, to develop, at NIDA's request, our lead orally administered PDE7 inhibitor compound, for which we have successfully completed a Phase 1 study, for the treatment of cocaine use disorder (“CUD”). NIDA awarded the grant to Omeros for a total of $6.69 million over three years, of which we have claimed and received $0.7 million of funding to date and recognized $0.2 million into Other Income in our condensed consolidated statement of operations and comprehensive loss. The grant is intended to support preclinical cocaine interaction/toxicology studies to assess safety of the therapeutic candidate in the presence of concomitant cocaine administration, as well as an in-patient, placebo-controlled clinical study evaluating the safety and effectiveness of OMS527 in adults with CUD who receive concurrent intravenous cocaine. The preclinical study is intended to provide the toxicology data necessary to support the human study of OMS527 in CUD. The toxicology study is underway and is expected to be completed later this year.

We also have various programs in preclinical research and development.

OMIDRIA Sale and Royalty Monetization Transactions

On December 23, 2021, we closed an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Rayner Surgical Inc. (“Rayner”) for the sale of our commercial product OMIDRIA and certain related assets including inventory and prepaid expenses. As a result of the divestiture, the results of OMIDRIA activities are classified as discontinued operations in our condensed consolidated statements of operations and comprehensive loss and excluded from continuing operations for all periods presented (See “Note 7 — Discontinued Operations – Sale of OMIDRIA”).

On September 30, 2022, we sold to DRI Healthcare Acquisition LP (“DRI”) an interest in a portion of our future OMIDRIA royalty receipts and received $125.0 million in cash consideration, which we recorded as an OMIDRIA royalty obligation on our condensed consolidated balance sheet. Interest expense on the royalty obligation is recorded as a component of continuing operations.

On February 1, 2024, we sold to DRI an expanded interest in our OMIDRIA royalties and received $115.5 million in cash consideration, which we recorded as an addition to the OMIDRIA royalty obligation. The amended and restated royalty purchase agreement with DRI (the “Amendment”) eliminates the previously existing annual caps on royalty payments after January 1, 2024, and provides that DRI now receives all royalties on U.S. net sales of OMIDRIA payable between January 1, 2024 and December 31, 2031. (See “Note 8 — OMIDRIA Royalty Obligation”). Omeros is entitled to retain all royalties on net sales of OMIDRIA outside of the United States.

Basis of Presentation

Our condensed consolidated financial statements include the financial position and results of operations of Omeros and our wholly owned subsidiaries. All inter-company transactions have been eliminated. The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Liquidity and Capital Resources

As of March 31, 2024, we had cash, cash equivalents and short-term investments of $230.3 million. During the quarter ended March 31, 2024, our cash used in operations was $41.8 million.

Historically, we have incurred net losses from continuing operations and negative operating cash flows. We have not yet established an ongoing source of revenue sufficient to cover our operating costs; therefore, we potentially need to continue to raise additional capital to accomplish our business plan and retire our outstanding convertible senior notes due in February 2026 (the “2026 Notes”). We plan to continue to fund our operations for at least the next twelve months with our existing cash and investments. We have a sales agreement to sell shares of our common stock, from time to time, in an “at the market” equity offering facility through which we may offer and sell shares of our common stock equaling an aggregate amount up to $150.0 million. Should it be determined to be strategically advantageous, we could pursue debt financings as well as public and private offerings of our equity securities, or other strategic transactions, which may include licensing or selling a portion or all of one or more of our existing technologies. Should it be necessary to manage our operating expenses, we could also reduce our projected cash requirements by delaying clinical trials, reducing selected research and development efforts, or implementing other restructuring activities.

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

Note 2—Significant Accounting Policies

Discontinued Operations

We review the presentation of planned or completed business dispositions in the condensed consolidated financial statements based on the available information and events that have occurred. The review consists of evaluating whether the business meets the definition of a component for which the operations and cash flows are clearly distinguishable from the other components of the business and, if so, whether it is anticipated that, after the disposal, the cash flows of the component would be eliminated from continuing operations and whether the disposition represents a strategic shift that has a major effect on operations and financial results.

Planned or completed business dispositions are presented as discontinued operations when all the criteria described above are met. For those divestitures that qualify as discontinued operations, all comparative periods presented are reclassified in the condensed consolidated balance sheets. Additionally, the results of operations of a discontinued operation are reclassified to income from discontinued operations, net of tax, for all periods presented in the condensed consolidated statements of operations and comprehensive income (loss). Results of discontinued operations include all revenues and expenses directly derived from such businesses. General corporate overhead is not allocated to discontinued operations. The OMIDRIA asset sale to Rayner qualifies as a discontinued operation and has been presented as such for all reporting periods presented.

OMIDRIA Royalties, Milestones and Contract Royalty Assets

We have rights to receive future royalties from Rayner on OMIDRIA net sales at royalty rates that vary based on geography and certain regulatory contingencies. Therefore, future OMIDRIA royalties are treated as variable consideration. The sale of OMIDRIA qualified as an asset sale under GAAP. To measure the OMIDRIA contract royalty asset, we use the expected value approach which is the sum of the discounted probability-weighted royalty payments we would receive using a range of potential outcomes, to the extent that it is probable that a significant reversal in the amount of cumulative income recognized will not occur. The royalty rate applicable to U.S. net sales of OMIDRIA is 30% until the expiration or termination of the last issued and unexpired U.S. patent, which we expect to occur no earlier than 2035. Royalties earned are recorded as a reduction to the OMIDRIA contract royalty asset. The amount recorded in discontinued operations in future periods will reflect interest earned on the outstanding OMIDRIA contract royalty asset at 11.0% and any amounts we receive that are different from the expected royalties. The OMIDRIA contract royalty asset is re-measured quarterly using the expected value approach, which incorporates actual results and future expectations. Any required adjustment to the OMIDRIA contract royalty asset is recorded in discontinued operations.

OMIDRIA Royalty Obligation

On  September 30, 2022, we sold to DRI an interest in a portion of our future OMIDRIA royalty receipts for a purchase price of $125.0 million, which was recorded as an “OMIDRIA royalty obligation” on our condensed consolidated balance sheet. On February 1, 2024, we sold to DRI our remaining U.S. OMIDRIA royalty receipts through December 31, 2031 for $115.5 million in cash, which increased the OMIDRIA royalty obligation by the same amount. The OMIDRIA royalty obligation is amortized through December 31, 2031 using the implied effective interest rate of 10.3%. Interest expense is recorded in continuing operations.

To the extent our estimates of future royalties differ materially from previous estimates, we will adjust the carrying amount of the liability for future OMIDRIA royalties to the present value of the revised estimated cash flows, discounted at the implied effective interest rate of 10.3% utilizing the cumulative catch-up method. The offset to the adjustment would be recognized as a component of net income (loss) from continuing operations (see “Note 8 — OMIDRIA Royalty Obligation”).

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

Stock-Based Compensation

Stock-based compensation expense is recognized for all share-based payments, including grants of stock option awards based on estimated fair values. The fair value of our stock is calculated using the Black-Scholes option-pricing model, which requires judgmental assumptions around volatility, risk-free rates, forfeiture rates and expected term. Compensation expense is recognized over the requisite service periods, which is generally the vesting period, using the straight-line method. Forfeiture expense is estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates.

Common Stock Repurchases

We may repurchase shares of our common stock from time to time under authorization made by our Board of Directors. Under Washington State law, repurchased shares are retired and not presented as treasury stock on the condensed consolidated financial statements.

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

Financial Instruments and Concentrations of Credit Risk

F inancial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. Cash and cash equivalents are deposited in checking and sweep accounts at financial institutions. At times, our cash and cash equivalents balance held at a financial institution  may exceed the federally insured limits. To limit the credit risk, we invest our excess cash in high-quality securities such as money market mutual funds, certificates of deposit and U.S. treasury bills. The Company has not experienced any losses on its deposits of cash and cash equivalents. Management believes that the Company is not currently exposed to significant credit risk as the Company’s short-term investments are held in custody at third-party financial institutions. The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and investments, and issuers of the investments to the extent recorded on the unaudited condensed consolidated balance sheets. As of March 31, 2024, the Company has no off-balance sheet concentrations of credit risk.

Note 3—Net Loss Per Share

Basic net income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share (“Diluted EPS”) is computed by dividing net income by the weighted average number of common shares and potentially dilutive common shares outstanding during the period using the treasury stock method. In periods where we have a net loss from continuing operations but overall net income, we do not compute Diluted EPS.

Potentially dilutive securities are as follows:

	Three Months Ended
	March 31,
	2024	2023
2026 Notes convertible to common stock (1)	11,679,459	12,172,008
2023 Notes convertible to common stock (2)	—	4,941,739
Outstanding options to purchase common stock	97,346	17,454
Outstanding restricted stock units (3)	—	92,250
Total potentially dilutive shares excluded from net loss per share	11,776,805	17,223,451

(1)

The 2026 Notes are subject to a capped call arrangements that potentially reduces the dilutive effect as described in “Note 6 — Convertible Senior Notes.” Any potential impact of the capped call arrangements is excluded from this table.

(2)	The 2023 Notes (defined below) were fully extinguished upon maturity on November 15, 2023.
(3)	The outstanding restricted stock units were vested and converted to shares of common stock on December 1, 2023.

Note 4—Investments and Fair-Value Measurements

All of our investments are held in our name and are classified as short-term and held-to-maturity on the accompanying condensed consolidated balance sheets. Interest income is included as a component of other income on our condensed consolidated statement of operations and comprehensive loss. Interest and other income for the three months ended  March 31, 2024 and March 31, 2023 consists primarily of interest earned of $2.8 million and $3.4 million, respectively.

The following tables summarize our investments:

	March 31, 2024
		Gross Unrealized
	Amortized Cost	Gains/(Losses)	Estimated Fair Value
	(In thousands)

U.S. government securities classified as short-term investments	$180,971	$(20)	$180,951
Money-market funds classified as short-term investments	47,532	—	47,532
Total short-term investments	228,503	(20)	228,483
Certificate of deposit classified as non-current restricted investments	1,054	—	1,054
Total investments	$229,557	$(20)	$229,537

	December 31, 2023
		Gross Unrealized
	Amortized Cost	Gains/(Losses)	Estimated Fair Value
	(In thousands)

U.S. government securities classified as short-term investments	$102,100	$19	$102,119
Money-market funds classified as short-term investments	62,643	—	62,643
Total short-term investments	164,743	19	164,762
Certificate of deposit classified as non-current restricted investments	1,054	—	1,054
Total investments	$165,797	$19	$165,816

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

Our fair value hierarchy for our financial assets and liabilities are as follows:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
U.S. government securities classified as short-term investments	$—	$180,951	$—	$180,951
Money-market funds classified as short-term investments	47,532	—	—	47,532
Total short-term investments	47,532	180,951	—	228,483
Certificate of deposit classified as non-current restricted investments	1,054	—	—	1,054
Total investments	$48,586	$180,951	$—	$229,537

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
U.S. government securities classified as short-term investments	$—	$102,119	$—	$102,119
Money-market funds classified as short-term investments	62,643	—	—	62,643
Total short-term investments	62,643	102,119	—	164,762
Certificate of deposit classified as non-current restricted investments	1,054	—	—	1,054
Total investments	$63,697	$102,119	$—	$165,816

Cash held in demand deposit accounts of $1.8 million and $7.1 million is excluded from our fair-value hierarchy disclosure as of  March 31, 2024 and December 31, 2023, respectively. The carrying amounts reported in the accompanying condensed consolidated balance sheets for receivables, accounts payable and accrued liabilities, and other current monetary assets and liabilities approximate fair value.

See “Note 6 — Convertible Senior Notes” and “Note 8 — OMIDRIA Royalty Obligation” for the carrying amount and estimated fair value of our outstanding convertible senior notes and the OMIDRIA royalty obligation.

Note 5 — Certain Balance Sheet Accounts

OMIDRIA Contract Royalty Asset

The OMIDRIA contract royalty asset consists of the following:

	March 31,	December 31,
	2024	2023
	(In thousands)
Short-term contract royalty asset	$29,519	$29,373
Long-term contract royalty asset	135,909	138,736
Total OMIDRIA contract royalty asset	$165,428	$168,109

Receivables

Receivables consist of the following:

	March 31,	December 31,
	2024	2023
	(In thousands)
OMIDRIA royalty receivables	$6,986	$6,724
Other receivables	656	1,372
Total receivables	$7,642	$8,096

See “Note 7 — Discontinued Operations – Sale of OMIDRIA” for discussion regarding the estimated fair value of our OMIDRIA contract royalty asset.

Property and Equipment, Net

Property and equipment, net consists of the following:

	March 31,	December 31,
	2024	2023
	(In thousands)
Equipment under finance lease obligations	$6,929	$6,929
Laboratory equipment	3,583	3,525
Computer equipment	1,113	1,113
Office equipment and furniture	624	624
Total cost	12,249	12,191
Less accumulated depreciation and amortization	(10,445)	(10,241)
Total property and equipment, net	$1,804	$1,950

For the three months ended March 31, 2024 and 2023, depreciation and amortization expense was the same at $0.2 million.

Accrued Expenses

Accrued expenses consists of the following:

	March 31,	December 31,
	2024	2023
	(In thousands)
Clinical trials	$9,357	$10,168
Employee compensation	8,799	7,380
Contract research and development	5,344	6,223
Consulting and professional fees	2,308	3,539
Interest payable	1,417	4,242
Other accrued expenses	1,177	316
Total accrued expenses	$28,402	$31,868

Note 6—Convertible Senior Notes

2023 Convertible Senior Notes

We extinguished the $95.0 million outstanding on our 6.25% convertible senior notes (the “2023 Notes”) at par upon maturity on November 15, 2023. For the three months ended March 31, 2023, we recognized interest expense of $1.5 million and amortization of debt issuance costs of $0.2 million.

2026 Convertible Senior Notes

We have outstanding unsecured convertible senior notes which accrue interest at an annual rate of 5.25% per annum, payable semi-annually in arrears on February 15 and August 15 of each year (the “2026 Notes”). The 2026 Notes mature on February 15, 2026, unless earlier purchased, redeemed or converted in accordance with their terms.

Amounts outstanding on our 2026 Notes are as follows:

	March 31,	December 31,
	2024	2023
	(In thousands)
Principal amount	$215,924	$215,924
Unamortized debt issuance costs	(2,461)	(2,769)
Total unsecured convertible senior notes, net	$213,463	$213,155

Fair value of outstanding unsecured convertible senior notes (1)	$156,545	$131,444

(1)

The fair value is classified as Level 3 due to the limited trading activity for the unsecured convertible senior notes. The fair value of the 2026 Notes is determined based on quoted prices in an over-the counter market using the most recent trading information at the end of the reporting period. The value of the conversion feature of the 2026 Notes is not deemed to be significant as the current market price of our common stock is below the initial conversion price of $18.49 per share of common stock.

The unamortized debt issuance costs of $2.5 million as of March 31, 2024 will be amortized to interest expense at an effective interest rate of 5.9% over the remaining term.

The following table sets forth interest expense recognized related to the 2026 Notes:

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)
Contractual interest expense	$2,834	$2,954
Amortization of debt issuance costs	308	304
Total	$3,142	$3,258

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

The 2026 Notes are convertible at the option of the holders on or after November 15, 2025 at any time prior to the close of business on February 12, 2026, the second scheduled trading day immediately before the stated maturity date of February 15, 2026. Additionally, holders may convert their 2026 Notes at their option at specified times prior to the maturity date only if:

(1)   during any calendar quarter, the last reported sale price per share of our common stock exceeds 130% of the conversion price of the 2026 Notes for each of at least 20 trading days, whether or not consecutive, in the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;

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

Subject to the satisfaction of certain conditions, we may redeem in whole or in part the 2026 Notes at our option through the 50th scheduled trading day immediately before the maturity date at a cash redemption price equal to the principal amount of the 2026 Notes to be redeemed plus any accrued and unpaid interest to, but excluding, the redemption date. The 2026 Notes are subject to redemption only if certain requirements are satisfied, including that the last reported sale price per share of our common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we send the related redemption notice and (ii) the trading day immediately before the date we send such notice.

In order to reduce the dilutive impact or potential cash expenditure associated with the conversion of the 2026 Notes, we entered into capped call transactions in connection with the issuances of the 2026 Notes (the “2026 Capped Call”). The 2026 Capped Call will cover, subject to anti-dilution adjustments substantially similar to those applicable to the 2026 Notes, the number of shares of common stock underlying the 2026 Notes when our common stock is trading within the range of approximately $18.49 and $26.10. However, should the market price of our common stock exceed the $26.10 cap, then the conversion of the 2026 Notes would have an additional dilutive impact or may require a cash expenditure to the extent the market price of our common stock exceeds the cap price. The 2026 Capped Call will expire on various dates over the 50-trading-day period ranging from December 2, 2025 to February 12, 2026, if not exercised earlier. The 2026 Capped Call is a separate transaction and not part of the terms of the 2026 Notes and was executed separately from the issuance of the 2026 Notes. The amount paid for the 2026 Capped Call was recorded as a reduction to additional paid-in capital in the condensed consolidated balance sheet. As of March 31, 2024, approximately 12.2 million shares remained outstanding under the 2026 Capped Call.

Further, we concluded the 2026 Capped Call qualifies for a derivative scope exception for instruments that are both indexed to an entity’s own stock and classified in stockholders’ equity in its balance sheet. Consequently, the fair value of the 2026 Capped Call of $23.2 million is classified as equity, not accounted for as derivatives, and will not be subsequently remeasured.

Note 7—Discontinued Operations - Sale of OMIDRIA

On  December 23, 2021, we sold the rights to OMIDRIA and related assets to Rayner. As a result of the divestiture, the results of OMIDRIA activities are classified as discontinued operations in our condensed consolidated statements of operations and comprehensive loss and excluded from continuing operations for all periods presented.

In December 2022, we earned a $200.0 million milestone upon occurrence of the event specified in the Asset Purchase Agreement with Rayner. The milestone payment was received in February 2023.

Net income from discontinued operations is as follows:

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)
Interest earned on OMIDRIA contract royalty asset	$4,343	$3,925
Remeasurement adjustments	2,339	1,677
Other income (loss), net	(16)	380
Net income from discontinued operations, net of tax	$6,666	$5,982

The following is a roll forward of the OMIDRIA contract royalty asset (in thousands):

OMIDRIA contract royalty asset at December 31, 2023	$168,109
Royalties earned	(9,363)
Interest earned on OMIDRIA contract royalty asset	4,343
Remeasurement adjustments	2,339
OMIDRIA contract royalty asset at March 31, 2024	$165,428

We remeasure the OMIDRIA contract royalty asset on a quarterly basis using the expected value approach, which incorporates actual results and future expectations. The OMIDRIA contract royalty asset is classified as a Level 3 asset as its valuation requires substantial judgment and estimation of factors that are not currently observable in the market.

Cash flow from discontinued operations is as follows:

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)
Net cash provided by discontinued operations from operating activities	$9,107	$213,876

Net cash provided by discontinued operations primarily represents royalties received and the $200.0 million milestone payment that we collected from Rayner in February 2023.

Note 8—OMIDRIA Royalty Obligation

In  September 2022, we sold to DRI an interest in our future OMIDRIA royalty receipts and received $125.0 million in cash consideration, which was recorded as an OMIDRIA royalty obligation on our condensed consolidated balance sheet. DRI was entitled to receive royalties on OMIDRIA net sales between September 1, 2022 and December 31, 2030, subject to annual caps.

In  February 2024, Omeros and DRI expanded their royalty purchase agreement under the Amendment, resulting in Omeros receiving an additional $115.5 million in cash consideration, which we accounted for as a modification of our existing debt from DRI. The Amendment eliminated the annual caps on royalty payments and provides that DRI will receive all royalties on U.S. net sales of OMIDRIA payable between January 1, 2024 and December 31, 2031.

Omeros retains the right to receive all royalties payable by Rayner on any net sales of OMIDRIA outside the U.S. payable after January 1, 2024, as well as royalties on global net sales of OMIDRIA payable from and after December 31, 2031. To date, international royalties have not been significant. DRI has no recourse to our assets other than its interest in OMIDRIA royalties.

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

The following schedule is a roll forward of the OMIDRIA royalty obligation (in thousands):

OMIDRIA royalty obligation at December 31, 2023	$125,126
Additional proceeds	115,525
Non-cash interest	1,079
Principal payments	(5,141)
OMIDRIA royalty obligation at March 31, 2024	$236,589

We account for the OMIDRIA royalty obligation under the catch-up method. The catch-up method requires that we adjust the carrying amount to match the present value of revised estimated cash flows of Rayner’s U.S. net sales of OMIDRIA. We discounted the OMIDRIA royalty obligation at an implied effective interest rate of 10.3%. The OMIDRIA royalty obligation is classified as a Level 3 liability as its valuation requires substantial judgment and estimation of factors that are not currently observable in the market. As of March 31, 2024, the approximate fair value of our obligation was equal to its carrying value.

For the three months ended March 31, 2024 and 2023, we incurred interest expense of $5.0 million and $3.0 million, respectively.

As of March 31, 2024, future expected principal and interest payments are as follows:

	Principal	Interest	Total
	(In thousands)
2024	$14,147	$16,764	$30,911
2025	20,990	20,672	41,662
2026	23,991	18,504	42,495
2027	27,314	16,032	43,346
2028	30,991	13,221	44,212
Thereafter	119,156	18,857	138,013
Total scheduled payments	$236,589	$104,050	$340,639

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

Supplemental lease information is as follows:

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)
Lease cost
Operating lease cost	$1,606	$1,633
Finance lease cost:
Amortization	145	118
Interest	56	51
Variable lease cost	916	790
Sublease income	(388)	(375)
Net lease cost	$2,335	$2,217

Cash paid for amounts included in the measurement of lease liabilities is as follows:

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Cash payments for operating leases	$1,815	$1,780
Cash payments for financing leases	$179	$152

Note 10—Commitments and Contingencies

Good and Service Contracts

We have various agreements with third parties that collectively require payment of termination fees totaling $23.3 million as of March 31, 2024 if we cancel the work within specific time frames, either prior to commencing or during performance of the contracted services.

Development Milestones and Product Royalties

We have entered a variety of development, collaboration, licensing or similar agreements with third parties under which we have accessed technology or services in connection with our development assets and programs. Some of these agreements require milestone payments based on achievements of development, regulatory or sales milestones, and/or low-single to low-double digit royalties on net income or net sales of the relevant product. For the three months ended March 31, 2024 and 2023, development milestone expenses were not significant.

Note 11—Shareholders’ Equity (Deficit)

Common Stock

At the Market Sales Agreement - We have a sales agreement to sell shares of our common stock having an aggregate offering price of up to $150.0 million, from time to time, through an “at the market” equity offering program. As of March 31, 2024, we have not sold any shares under this program.

Share Repurchase Program - On November 9, 2023, the Board of Directors approved an indefinite term share repurchase program under which we may repurchase from time to time up to $50.0 million of our common stock in the open market or through privately negotiated transactions. For the three months ended March 31, 2024, we repurchased and retired 3.2 million shares of common stock at an average share price of $3.71 for an aggregate repurchase price of $11.9 million. Since inception of the program, we have repurchased and retired 5.0 million shares at an average price of $3.30 per share.

Note 12—Stock-Based Compensation

Our stock option plans provide for the grant of incentive and non-qualified stock options, restricted stock awards, restricted stock units, and other stock awards to employees, non-employee directors and consultants.

On  April 25, 2024, annual stock option grants of approximately 2.9 million shares of common stock were awarded to eligible participants for the 2023 annual performance period. The options have an exercise price of $3.06 per share and vest monthly on a straight-line basis over four years.

Stock-based compensation is as follows:

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)
Continuing operations
Research and development	$1,014	$1,272
Selling, general and administrative	1,644	1,722
Total stock-based compensation in continuing operations	2,658	2,994
Discontinued operations	—	(41)
Total stock-based compensation	$2,658	$2,953

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were applied to all stock option grants:

Three Months Ended
March 31, 2024
Estimated weighted-average fair value	$2.84
Weighted-average assumptions:
Expected volatility	95%
Expected life, in years	6.7
Risk-free interest rate	4.09%
Expected dividend yield	—%

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

Stock option activity for all stock plans and related information is as follows:

		Weighted-
		Average		Aggregate
		Exercise	Remaining	Intrinsic
	Options	Price per	Contractual Life	Value
	Outstanding	Share	(In years)	(In thousands)
Balance at December 31, 2023	15,255,154	$9.50
Granted	29,800	3.50
Exercised	(9,339)	3.46
Forfeited	(124,317)	7.91
Balance at March 31, 2024	15,151,298	$9.50	5.9	$1,894
Vested and expected to vest at March 31, 2024	14,712,513	$9.65	5.8	$1,746
Exercisable at March 31, 2024	10,966,833	$11.33	4.7	$394

Of the 15.2 million common stock options outstanding as of  March 31, 2024, 12.1 million have an exercise price per share above $ 3.45, which was the closing price of our stock on the Nasdaq exchange on March 28, 2024.

As of March 31, 2024, there were 4.2 million unvested options outstanding that will vest over a weighted-average period of 2.0 years. The total estimated compensation expense yet to be recognized on outstanding options is $12.1 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10‑Q and with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on April 1, 2024. In addition, you should read the section entitled “Risk Factors” and the disclaimers regarding forward-looking statements included herein and in our Annual Report on Form 10-K for the year ended December 31, 2023, for a discussion of important factors that could cause our results to differ materially from the results described in or implied by any forward-looking statements contained herein.

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

Lectin Pathway / MASP 2

Mannan-binding lectin-associated serine protease 2 (“MASP-2”) is a novel pro-inflammatory protein target that is the effector enzyme of the lectin pathway and is required for the function of this pathway. Omeros is developing antibodies and small-molecule inhibitors of MASP-2 as potential therapeutics for diseases in which the lectin pathway has been shown to contribute to significant tissue injury and pathology. When not treated, these diseases are typically characterized by significant end-organ damage, such as kidney or central nervous system injury. Importantly, inhibition of MASP-2 has been demonstrated not to interfere with the antibody-dependent classical complement activation pathway, a critical component of the acquired immune response to infection.

The lead drug candidate in our pipeline of complement-targeted therapeutics is narsoplimab (OMS721), a proprietary, patented human monoclonal antibody targeting MASP-2, the key activator of the lectin pathway of complement. Clinical development of narsoplimab is currently focused primarily on hematopoietic stem cell transplant-associated thrombotic microangiopathy (“TA-TMA”).

We successfully completed a pivotal clinical trial for narsoplimab in TA-TMA and previously submitted to FDA a biologics license application (“BLA”) seeking marketing approval for narsoplimab in this indication. In late 2021, FDA issued a complete response letter (“CRL”) with respect to the BLA in which the agency indicated that additional information would be needed to support regulatory approval. We appealed FDA’s decision to issue the CRL through a formal dispute resolution process that concluded in late 2022. Although our appeal was denied, the decision identified potential paths for resubmission of the BLA based on both response data and survival data from the completed pivotal trial versus a historical control group, with or without an independent literature analysis or based on survival data alone. Consistent with subsequent interactions with FDA’s review division, we submitted to FDA in the fall of 2023 an analysis plan to assess already existing clinical trial data, existing data from a historical control population available from an external source, data from the narsoplimab expanded access program, and data directed to the mechanism of action of narsoplimab. We are having ongoing discussions with the agency regarding the proposed analysis plan. As a result, we are currently unable to estimate when we will submit the BLA or, subsequently, FDA’s timing for a decision regarding approval. There can be no guarantee that FDA’s specific recommendations for resubmission will be acceptable to Omeros in terms of the time and/or expenditure required or that any resubmission of the BLA will result in approval of narsoplimab for TA-TMA.

Additionally, there is strong and increasingly well-established evidence of the central role of the lectin pathway in COVID-19 and acute respiratory distress syndrome (“ARDS”), and we have developed mechanistic, in vivo animal data, and proof-of-concept clinical data indicating that narsoplimab may be an effective therapeutic for COVID-19, ARDS and/or related indications. We also continue to explore the mounting evidence that MASP-2 and the lectin pathway are important drivers of post-acute sequelae SARS-CoV-2 (“PASC”), commonly known as long COVID, and have developed an assay platform to identify hyperactivation of the lectin pathway for use in severe acute COVID and PASC as well as in ARDS. Lectin pathway hyperactivation is correlated with COVID-19-related-ARDS and may be involved in the pathogenesis of PASC and of ARDS, including H1N1 and H5N1 related ARDS. As such, the assay may be useful to identify patients who are at greatest risk of hospitalization and/or mortality as well as those who are particularly amenable to lectin pathway inhibition therapy for the treatment of one or more of these conditions. We continue to validate the clinical correlation of lectin pathway hyperactivation with COVID-19, ARDS and PASC and to engage in discussions with potential partners as well as with representatives of the U.S. government regarding potential opportunities to obtain funding and advance development of our potential diagnostic and/or therapeutic product candidates for COVID-19, PASC or other infectious diseases.

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

Alternative Pathway / MASP-3

Our pipeline of clinical-stage complement-targeted therapeutic candidates also includes OMS906, a proprietary, patented monoclonal antibody targeting MASP-3, the key activator of the alternative pathway of complement. We believe OMS906 has the potential to treat a wide range of alternative pathway-related diseases and that its attributes favorably differentiate OMS906 from other marketed and in-development alternative pathway inhibitors. Clinical development of OMS906 is currently focused on rapidly advancing to Phase 3 clinical trials in multiple alternative pathway-related disorders, including paroxysmal nocturnal hemoglobinuria (“PNH”) and complement 3 glomerulopathy (“C3G”). We have multiple ongoing Phase 2 clinical trials evaluating OMS906 in these indications.

We have three ongoing Phase 2 clinical trials evaluating OMS906 for PNH. The first is in PNH patients who have not previously been treated with a complement inhibitor, and the second in PNH patients who have had an unsatisfactory response to ravulizumab, an inhibitor of complement component 5 (“C5”). The third Phase 2 clinical trial is an open-label extension study to assess the long-term efficacy and safety of OMS906 in patients who have completed either of the other two PNH Phase 2 clinical trials.

Results from a pre-specified interim analysis of our ongoing Phase 2 clinical trial of OMS906 in complement-inhibitor-naïve adults with PNH were featured in a podium presentation at the annual meeting of the American Society of Hematology in December 2023. The interim analysis results showed statistically significant and clinically meaningful improvements in all measured markers of hemolysis, including hemoglobin and lactate dehydrogenase. No patients were reported to have had a clinical breakthrough of PNH or a thrombotic event, and none were reported to require a transfusion while receiving OMS906 treatment.

Enrollment is complete and dosing is ongoing in our Phase 2 trial evaluating two doses of OMS906 in PNH patients who have had an unsatisfactory response to the C5 inhibitor ravulizumab. Utilizing a “switch-over” design, this study enrolls PNH patients receiving ravulizumab, adds OMS906 to provide combination therapy with ravulizumab for 24 weeks, and then, in those patients who demonstrate a hemoglobin response with the combination therapy, switches to OMS906 monotherapy. Data from a pre-specified interim analysis showed that the addition of OMS906 therapy to ravulizumab treatment resulted in statistically significant and clinical meaningful improvements in both mean hemoglobin levels and absolute reticulocyte counts by week 4 of combination therapy, with a sustained response demonstrated through week 24 (the latest assessment prior to the interim analysis cutoff). All 13 entrolled patients were included in the interim analysis. All patients in the high-dose group achieved clinical response, defined as an increase in hemoglobin of at least 2 grams, and six of seven patients in the low-dose group achieved this same clinical response. No patients in either dose group required transfusions following initiation of OMS906. As with all other clinical studies with OMS906, the drug was well tolerated without any safety signal of concern. Full details from the interim analysis will be featured in a podium presentation at EHA 2024, the annual congress of the European Hematology Association, to be held in Madrid, Spain in June. Interim analysis data from the monotherapy portion of the trial are expected to be available in late 2024.

We have initiated an open-label extension study to assess the long-term efficacy and safety of OMS906 in patients with PNH. In the extension study, PNH patients who have completed a previous study evaluating OMS906 roll directly into the extension study without a break in OMS906 treatment. Data from this study will contribute to a planned BLA for OMS906 in the treatment of PNH. Based on PK data from a successful Phase 1 single-ascending-dose study of OMS906 in healthy subjects and interim data from our ongoing clinical trials in PNH patients, we are exploring two different dosing frequencies - once every eight weeks and once every 12 weeks - for the Phase 3 studies and commercialization, if approved.

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

PDE7 Inhibitor Programs

Our PDE7 inhibitor program, which we refer to as OMS527, comprises multiple PDE7 inhibitor compounds and is based on our discoveries of previously unknown links between PDE7 and any addiction or compulsive disorder, and between PDE7 and any movement disorders. In April 2023, we were awarded a grant from the National Institute on Drug Abuse (“NIDA”), part of the National Institutes of Health, and requested by NIDA to develop our lead orally administered PDE7 inhibitor compound, for which we have successfully completed a Phase 1 study, for the treatment of cocaine use disorder (“CUD”). NIDA awarded the grant to Omeros for a total of $6.69 million over three years, of which we have claimed and received $0.7 million of funding to date and recognized $0.2 million into Other Income in our condensed consolidated statement of operations and comprehensive loss. The grant is intended to support preclinical cocaine interaction/toxicology studies to assess safety of the therapeutic candidate in the presence of concomitant cocaine administration, as well as an in-patient, placebo-controlled clinical study evaluating the safety and effectiveness of OMS527 in adults with CUD who receive concurrent intravenous cocaine. The preclinical study is intended to provide the toxicology data necessary to support the human study of OMS527 in CUD. The toxicology study is underway and is expected to be completed in late 2024.

Immuno-Oncology Platform

We have five immuno-oncology (“I-O”) platforms in preclinical development - adoptive T-cell therapy, CAR-T, signaling-driven immunomodulators that function both as therapeutics and vaccines, and oncotoxins. To date, in vitro, ex vivo and animal studies using human cellular components have been positive with high response rates. These data collectively reinforce the scientific basis for each platform, confirming our rationale for their design and development. The data from our studies to date have demonstrated a number of potential advantages of our immuno-oncology franchise over other I-O approaches.

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

On December 23, 2021, we closed an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Rayner Surgical Inc. (“Rayner”) for the sale of OMIDRIA and related business assets.

Under the Asset Purchase Agreement, we were entitled to receive a $200.0 million Milestone Payment within 30 days following an event (the “Milestone Event”) that establishes separate payment for OMIDRIA for a continuous period of at least four years when furnished in the ambulatory surgery center setting. The Milestone Event occurred in December 2022 and we recorded a $200.0 milestone receivable. We received the Milestone Payment together with accrued interest in February 2023.

Under the Asset Purchase Agreement, the occurrence of the Milestone Event triggered a reduction in the U.S. royalty rate from 50% to 30% on OMIDRIA net sales until the expiration or termination of the last issued and unexpired U.S. patent, which we expect to occur no earlier than 2035. Upon the occurrence of certain events described in the Asset Purchase Agreement, including during any specific period in which OMIDRIA is no longer eligible for certain separate payment (i.e., becomes included in the packaged payment rate for the surgical procedure) under Medicare Part B, the U.S. base royalty rate would be further reduced to 10%. Pursuant to legislation enacted in late 2022, we expect separate payment for OMIDRIA under Medicare Part B to extend until at least January 1, 2028.

As a result of the OMIDRIA divestiture, the results of OMIDRIA activities are classified as discontinued operations in our condensed consolidated statements of operations and comprehensive loss and excluded from continuing operations for all periods presented (See “Note 7 — Discontinued Operations - Sale of OMIDRIA” in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q).

On September 30, 2022, we sold to DRI Healthcare Acquisition LP (“DRI”) an interest in a portion of our future OMIDRIA royalty receipts and received $125.0 million in cash consideration which we recorded as an OMIDRIA royalty obligation on our condensed consolidated balance sheet.DRI was entitled under that arrangement to receive royalties on OMIDRIA net sales between September 1, 2022 and December 31, 2030, subject to certain annual caps. The liability is being amortized over the term of the arrangement using the implied effective interest rate of 10.3%. Interest expense on the royalty obligation is recorded as a component of continuing operations.

On February 1, 2024, we entered into amended and restated royalty purchase agreement pursuant to which we sold to DRI an expanded interest in our OMIDRIA royalties (the “Amendment”). We received $115.5 million in cash consideration, which we recorded as an addition to the OMIDRIA royalty obligation. The Amendment eliminated the previously existing annual caps on royalty payments effective beginning in the first quarter of 2024 and entitled DRI to receive all royalties on U.S. net sales of OMIDRIA payable between January 1, 2024 and December 31, 2031. DRI is entitled to payment only to the extent of royalty payments that are payable on U.S. net sales of OMIDRIA on or before December 31, 2031 and DRI has no recourse to our assets other than its interest in the OMIDRIA royalties. Omeros retains the right to receive all royalties payable by Rayner on any net sales of OMIDRIA outside the U.S. payable from and after January 1, 2024, as well as all royalties on global net sales of OMIDRIA payable from and after December 31, 2031. In addition to the cash consideration received at closing, the Amendment also entitles us to receive two milestone payments of up to $27.5 million each, payable in January 2026 and January 2028, respectively, based on achievement of certain threshholds for U.S. net sales of OMIDRIA. See “Note 8 — OMIDRIA Royalty Obligation” in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Financial Summary

Our loss for the quarter ended March 31, 2024 was $37.2 million. As of March 31, 2024, we had cash, cash equivalents and short-term investments of $230.3 million available to fund operations and debt service. Our cash used in operations for the three months ended March 31, 2024 was $41.8 million.

Results of Operations

Research and Development Expenses

Our research and development expenses can be divided into three categories: direct external expenses, which include clinical research and development and preclinical research and development activities; internal, overhead and other expenses; and stock-based compensation expense. Direct external expenses consist primarily of expenses incurred pursuant to agreements with third-party manufacturing organizations prior to receiving regulatory approval for a drug candidate, contract research organizations, clinical trial sites, collaborators, licensors and consultants. Pre-clinical research and development includes costs prior to beginning Phase 1 studies in human subjects. Internal, overhead and other expenses primarily consist of costs for personnel, overhead, rent, utilities and depreciation. The following table illustrates our expenses associated with these activities:

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)
Research and development expenses:
Direct external expenses:
Clinical research and development:
MASP-2 program - OMS721 (narsoplimab)	$6,685	$8,953
MASP-3 program - OMS906	5,253	2,511
MASP-2 program - OMS1029	1,126	1,320
Other	—	44
Total clinical research and development	13,064	12,828
Preclinical research and development	1,580	909
Total direct external expenses	14,644	13,737
Internal overhead and other expenses	11,112	9,601
Stock-based compensation expenses	1,014	1,272
Total research and development expenses	$26,770	$24,610

Clinical research and development expenses increased $0.2 million compared to the prior year quarter due primarily to increased OMS906 clinical and manufacturing activities, partially offset by decreased expenditure on narsoplimab due to termination of our IgA nephropathy program following analysis of our Phase 3 clinical trial results.

Preclinical research and development expenses increased $0.7 million for the three months ended March 31, 2024 as compared to the same period in 2023, primarily due to increased discovery work in our cancer program.

Internal overhead and other expenses increased $1.5 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to receipt of an Employee Retention Credit in the prior year that was recorded as an offset to expense.

Stock-based compensation expenses decreased $0.3 million for the three months ended March 31, 2024 as compared to the same period in the prior year, primarily due to the valuation and timing of the vesting of employee stock options.

We expect research and development expenses in the second quarter of 2024 to be higher than those in the first quarter of this year primarily due to increased manufacturing costs associated with narsoplimab. Our accounting policy is to expense all manufacturing costs related to drug candidates until regulatory approval is reasonably assured in either the U.S. or European Union.

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

Selling, General and Administrative Expenses

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)
Selling, general and administrative expenses:
Selling, general and administrative expenses, excluding stock-based compensation expense	$10,620	$9,381
Stock-based compensation expense	1,644	1,722
Total selling, general and administrative expenses	$12,264	$11,103

For the three months ended March 31, 2024, selling, general and administrative expenses, excluding stock-based compensation expense, increased $1.2 million compared to the prior year quarter. The increase was primarily due to the receipt of an Employee Retention Credit in the first quarter of 2023 and increased patent and other legal costs in the first quarter of this year.

We expect selling, general and administrative expenses in the second quarter of 2024 to be similar to those in the first quarter of this year.

Interest Expense

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)
Interest expense	$8,231	$7,933

Interest expense is primarily comprised of interest and amortization of debt discount and issuance costs on our convertible senior notes maturing in February 2026 as well as interest on our DRI royalty obligation (see “Note 6 — Convertible Senior Notes” and “Note 8 — OMIDRIA Royalty Obligation” in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q).

Interest expense increased $0.3 million due to charges on the additional principal balance of our DRI royalty obligation, which were partially offset by a reduction in interest expense from our convertible senior notes that were retired at maturity in November 2023.

We expect that interest expense for the second quarter of 2024 will increase from the first quarter due the $115.5 million additional payment that we received from DRI in February 2024.

Interest and Other Income

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)
Interest and other income	$3,415	$3,963

Interest and other income decreased $0.5 million for the three months ended March 31, 2024 as compared to the same period in 2023 due to holding a lower average cash and investment balances than in the prior year.

We expect interest and other income for the second quarter of 2024 to be slightly lower compared to those in the first quarter of this year.

Discontinued operations and OMIDRIA contract royalty asset

Net income from OMIDRIA discontinued operations, net of tax is shown below:

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)
Interest earned on OMIDRIA contract royalty asset	$4,343	$3,925
Remeasurement adjustments	2,339	1,677
Other income (loss), net	(16)	380
Net income from discontinued operations, net of tax	$6,666	$5,982

Interest is earned on the OMIDRIA contract royalty asset at an implied effective interest rate of 11.0%. The $0.4 million increase in interest earned is due to a higher OMIDRIA contract royalty asset balance during the first quarter of 2024 than in the first quarter of 2023. The increased balance in the OMIDRIA contract royalty asset resulted from remeasurements made throughout 2023.

The $0.7 million increase in remeasurement adjustment between the three months ended March 31, 2024 and 2023 reflects the amount of royalties earned in excess of projections for the period and any change in discounted royalty expectations.

The following schedule presents a roll forward of the OMIDRIA contract royalty asset (in thousands):

OMIDRIA contract royalty asset at December 31, 2023	$168,109
Royalties earned	(9,363)
Interest earned on OMIDRIA contract royalty asset	4,343
Remeasurement adjustments	2,339
OMIDRIA contract royalty asset at March 31, 2024	$165,428

Financial Condition – Liquidity and Capital Resources

As of March 31, 2024, we had cash, cash equivalents and short-term investments of $230.3 million. Our loss for the quarter ended March 31, 2024 was $37.2 million, and cash used in operations was $41.8 million.

Historically, we have incurred net losses from continuing operations and negative operating cash flows. We have not yet established an ongoing source of revenue sufficient to cover our operating costs; therefore, we potentially need to continue to raise additional capital to accomplish our business plan and to retire our outstanding convertible senior notes due in February 2026. We plan to continue to fund our operations for at least the next twelve months with our existing cash and investments. We have a sales agreement to sell shares of our common stock, from time to time, in an “at the market” equity offering facility through which we may offer and sell shares of our common stock equaling an aggregate amount up to $150.0 million. Should it be determined to be strategically advantageous, we could pursue debt financings as well as public and private offerings of our equity securities, or other strategic transactions, which may include licensing or selling a portion or all of one or more of our existing technologies. Should it be necessary to manage our operating expenses, we could also reduce our projected cash requirements by delaying clinical trials, reducing selected research and development efforts, or implementing other restructuring activities.

Cash Flow Data

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)
Selected cash flow data
Cash provided by (used in):
Operating activities	$(41,780)	$174,539
Investing activities	$(61,925)	$(181,331)
Financing activities	$98,431	$(388)

Operating Activities. Net cash used in operating activities for the three months ended March 31, 2024 increased by $216.3 million as compared to the same period in 2023. The increase was primarily due to a $202.7 million decrease in receivables due to the receipt of the $200.0 million OMIDRIA milestone received in February 2023, a $5.7 million decrease in funds provided by accounts payable and accrued expenses, and a $4.5 million increase in funds used for prepaids and other assets. Additionally, Omeros incurred a $3.5 million increase in net loss compared to the same period a year ago.

Investing Activities. Cash flows used in investing activities primarily reflect cash used to purchase short-term investments and proceeds from the sale of short-term investments, thus causing a shift between our cash and cash equivalents and short-term investment balances. Because we manage our cash usage with respect to our total cash, cash equivalents and short-term investments, we do not consider fluctuations in cash flows from investing activities to be important to the understanding of our liquidity and capital resources.

Net cash used in investing activities during the three months ended March 31, 2024 decreased by $119.4 million as compared to the same period in 2023. The decrease was primarily due to purchasing investments in the first quarter of 2023 using the $200.0 million receipt of the OMIDRIA milestone while, in the first quarter of 2024, we purchased investments using the $115.5 million we received related to the DRI Amendment.

Financing Activities. Net cash provided by financing activities during the three months ended March 31, 2024 increased $98.8 million compared to the same period in 2023. This was primarily due to the $115.5 million we received from DRI in February 2024 related to the Amendment, partially offset by $11.9 million in expenditures related to repurchasing 3.2 million shares of our common stock.

Contractual Obligations and Commitments

Our future minimum contractual commitments and obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2023. Other than the following, our future minimum contractual obligations and commitments have not changed materially from the amounts previously reported. See “Note 10 — Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Operating Leases

Our lease for our office and laboratory space ends in November 2027. We have two options to extend the lease term by five years each. In addition, we carry various finance lease obligations for laboratory and office equipment. As of March 31, 2024, the remaining aggregate non-cancelable rent payable under the initial term of the lease, excluding common area maintenance and related operating expenses, is $25.1 million.

Convertible Notes

See “Note 6 — Convertible Senior Notes” in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

OMIDRIA Royalty Obligation

See “Note 8 — OMIDRIA Royalty Obligation” in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Goods and Services Contracts, Development Milestones and Product Royalties

See “Note 10 — Commitment and Contingencies” in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Significant Judgments and Estimates

There have not been any material changes in our critical accounting policies and significant judgments and estimates as disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on April 1, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily confined to our investment securities. The primary objective of our investment activities is to preserve our capital to fund operations, and we do not enter into financial instruments for trading or speculative purposes. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in high-credit-quality securities. As of March 31, 2024, we had cash, cash equivalents and short-term investments of $230.3 million. In accordance with our investment policy, we invest funds in highly liquid, investment-grade securities. These securities in our investment portfolio are not leveraged and are classified as available-for-sale. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a materially negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates and, with our current portfolio of short-term investments, we are not exposed to potential loss due to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2024. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 1A. RISK FACTORS

We operate in an environment that involves a number of risks and uncertainties. Before making an investment decision you should carefully consider the risks described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 1, 2024. In assessing the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023, you should also refer to the other information included therein and in this Quarterly Report on Form 10-Q. In addition, we may be adversely affected by risks that we currently deem to be immaterial or by other risks that are not currently known to us. Due to these risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. The trading price of our common stock could decline due to any of these risks and you may lose all or part of your investment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding our repurchases of our common stock during the quarter ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
				(In thousands)

01/01/24 – 01/31/24	2,220,246	$3.49	2,220,246	$37,684
02/01/24 – 02/29/24	711,065	3.89	711,065	34,920
03/01/24 – 03/31/24	263,930	4.42	263,930	33,753
Total	3,195,241	$3.65	3,195,241

____________

(1)	Average price paid per share excludes commissions and excise tax.
(2)	On November 9, 2023, our board of directors approved an indefinite term share repurchase program under which we may repurchase from time to time up to $50.0 million of our common stock in the open market, including under trading plans established pursuant to Rule 10b5-1 and Rule 10b-18 under the Exchange Act, or in privately negotiated transactions. Since inception of the program, we have repurchased and retired 5.0 million shares at an average share price of $3.30 per share. As of May 10, 2024, approximately $33.8 million remained available for repurchase of our outstanding shares of common stock under the share repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)    None.

(b)    None.

(c)    During the three months ended  March 31, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1 †	Amended and Restated Royalty Purchase Agreement between Omeros Corporation and DRI Healthcare Acquisitions LP dated February 1, 2024 (incorporated by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K filed April 1, 2024)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Link base Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.1	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)

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

OMEROS CORPORATION

Dated: May 15, 2024	/s/ Gregory A. Demopulos
Gregory A. Demopulos, M.D.
President, Chief Executive Officer and Chairman of the Board of Directors

Dated: May 15, 2024	/s/ Michael A. Jacobsen
Michael A. Jacobsen
Vice President, Finance, Chief Accounting Officer and Treasurer