Form 10-Q
period 2024-06-30
OMEROS CORP
filed 2024-08-07
CIK 1285819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 1, 2024, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 57,946,859.

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

●     our ability to comply with the terms of our secured credit facility and our expectations regarding the effect on our operations of compliance with the restrictive covenants and other obligations applicable under our secured credit facility;

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

●     our expectations regarding the clinical, therapeutic and competitive benefits and importance of our drug candidates, including narsoplimab and zaltenibart;

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

OMEROS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED June 30, 2024

INDEX

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMEROS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$2,120	$7,105
Short-term investments	156,792	164,743
OMIDRIA contract royalty asset, current	29,665	29,373
Receivables	8,080	8,096
Prepaid expense and other assets	6,273	8,581
Total current assets	202,930	217,898
OMIDRIA contract royalty asset, non-current	133,428	138,736
Right of use assets	16,868	18,631
Property and equipment, net	2,034	1,950
Restricted investments	1,054	1,054
Total assets	$356,314	$378,269

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$6,502	$7,712
Accrued expenses	27,966	31,868
OMIDRIA royalty obligation, current	19,434	8,576
Lease liabilities, current	5,573	5,160
Total current liabilities	59,475	53,316
Convertible senior notes, net	96,888	213,155
Long-term debt, net	94,506	—
OMIDRIA royalty obligation, non-current	212,323	116,550
Lease liabilities, non-current	15,632	18,143
Other accrued liabilities, non-current	2,088	2,088
Commitments and contingencies (Note 10)
Shareholders’ equity (deficit):
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized; none issued and outstanding at June 30, 2024 and December 31, 2023.	—	—
Common stock, par value $0.01 per share, 150,000,000 shares authorized at June 30, 2024 and December 31, 2023; 57,944,159 and 61,128,597 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively.	579	611
Additional paid-in capital	721,578	727,936
Accumulated deficit	(846,755)	(753,530)
Total shareholders’ deficit	(124,598)	(24,983)
Total liabilities and shareholders’ equity (deficit)	$356,314	$378,269

See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Costs and expenses:
Research and development	$45,349	$29,639	$72,119	$54,249
Selling, general and administrative	13,808	11,260	26,072	22,363
Total costs and expenses	59,157	40,899	98,191	76,612
Loss from operations	(59,157)	(40,899)	(98,191)	(76,612)
Interest expense	(9,215)	(7,932)	(17,446)	(15,865)
Interest and other income	3,247	4,537	6,662	8,500
Net loss from continuing operations	(65,125)	(44,294)	(108,975)	(83,977)
Net income from discontinued operations, net of tax	9,084	7,000	15,750	12,982
Net loss	$(56,041)	$(37,294)	$(93,225)	$(70,995)

Basic and diluted net income (loss) per share:
Net loss from continuing operations	$(1.12)	$(0.70)	$(1.87)	$(1.34)
Net income from discontinued operations	0.15	0.11	0.27	0.21
Net loss	$(0.97)	$(0.59)	$(1.60)	$(1.13)

Weighted-average shares used to compute basic and diluted net income (loss) per share	57,944,016	62,837,125	58,374,716	62,832,991

See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2024	61,128,597	$611	$727,936	$(753,530)	$(24,983)
Issuance of common stock upon exercise of stock options	9,339	—	32	—	32
Repurchases of common stock	(3,195,241)	(32)	(11,819)	—	(11,851)
Stock-based compensation expense	—	—	2,658	—	2,658
Net loss	—	—	—	(37,184)	(37,184)
Balance at March 31, 2024	57,942,695	579	718,807	(790,714)	(71,328)
Issuance of common stock upon exercise of stock options	1,464	—	3	—	3
Stock-based compensation expense	—	—	2,768	—	2,768
Net loss	—	—	—	(56,041)	(56,041)
Balance at June 30, 2024	57,944,159	$579	$721,578	$(846,755)	$(124,598)

Balance at January 1, 2023	62,828,765	$628	$720,773	$(635,717)	$85,684
Stock-based compensation expense	—	—	2,953	—	2,953
Net loss	—	—	—	(33,701)	(33,701)
Balance at March 31, 2023	62,828,765	628	723,726	(669,418)	54,936
Issuance of common stock upon exercise of stock options	19,556	—	97	—	97
Stock-based compensation expense	—	—	2,771	—	2,771
Net loss	—	—	—	(37,294)	(37,294)
Balance at June 30, 2023	62,848,321	$628	$726,594	$(706,712)	$20,510

See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net loss	$(93,225)	$(70,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,426	5,724
Non-cash interest earned on royalty obligation	1,806	—
Amortization of discount and issuance costs on convertible notes	569	959
Depreciation and amortization	412	518
Amortization of non-cash interest and issuance costs on long-term debt	115	—
Non-cash interest earned on OMIDRIA contract royalty asset	(8,614)	(7,754)
Remeasurement of OMIDRIA contract royalty asset	(6,653)	(4,824)
Accretion on U.S. government treasury bills, net	(3,412)	(5,090)
Changes in operating assets and liabilities:
OMIDRIA contract royalty asset	20,283	19,914
Prepaid expenses and other	1,890	(1,044)
Receivables	16	202,031
Accounts payable and accrued expense	(6,378)	2,759
Net cash provided by (used in) operating activities	(87,765)	142,198
Investing activities:
Purchases of investments	(626,051)	(662,738)
Proceeds from the sale and maturities of investments	637,414	517,057
Purchases of property and equipment	(138)	(275)
Net cash provided by (used in) investing activities	11,225	(145,956)
Financing activities:
Proceeds from sale of future royalties	115,525	—
Proceeds upon exercise of stock options	35	97
Cash paid to repurchase 2026 convertible senior notes	(21,179)	—
Repurchases of common stock	(11,851)	—
Principal payments on OMIDRIA royalty obligation	(10,700)	(467)
Principal payments on finance lease obligations	(275)	(278)
Net cash provided by (used in) financing activities	71,555	(648)
Net increase in cash and cash equivalents	(4,985)	(4,406)
Cash and cash equivalents at beginning of period	7,105	11,009
Cash and cash equivalents at end of period	$2,120	$6,603

Supplemental cash flow information
Cash paid for interest	$14,945	$15,865
Cash paid (received) for income taxes, net	$(144)	$3,776
Equipment acquired under finance lease	$369	$500

See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Organization and Basis of Presentation

General

Omeros Corporation (“Omeros,” the “Company” or “we”) is a clinical-stage biopharmaceutical company committed to discovering, developing and commercializing small-molecule and protein therapeutics for large-market as well as orphan indications targeting immunologic disorders including complement-mediated diseases, as well as cancers and addictive and compulsive disorders.

Our clinical-stage development programs include: narsoplimab, our antibody targeting mannan-binding lectin-associated serine protease 2 (“MASP-2”), the effector enzyme of the lectin pathway of complement; OMS1029, our long-acting antibody targeting MASP-2; zaltenibart, also known as OMS906, our antibody targeting mannan-binding lectin-associated serine protease-3 (“MASP-3”), the key activator of the alternative pathway of complement; and OMS527, our phosphodiesterase 7 (“PDE7”) inhibitor program.

Clinical development of narsoplimab is currently focused primarily on hematopoietic stem cell transplant-associated thrombotic microangiopathy (“TA-TMA”). We successfully completed a pivotal clinical trial for narsoplimab in TA-TMA and previously submitted to FDA a biologics license application (“BLA”) seeking marketing approval for narsoplimab in this indication. In late 2021, FDA issued a complete response letter (“CRL”) with respect to the BLA in which the agency indicated that additional information would be needed to support regulatory approval. We appealed FDA’s decision to issue the CRL through a formal dispute resolution process that concluded in late 2022. Although our appeal was denied, the decision identified potential paths for resubmission of the BLA based on data from our completed pivotal trial and submission of additional evidence and analyses. We are having ongoing discussions with the agency regarding the data and analyses required to be included in a potential resubmission of our BLA. As a result, we are currently unable to estimate when we will submit the BLA or, subsequently, FDA’s timing for a decision regarding approval. There can be no guarantee that FDA's specific recommendations for resubmission will be acceptable to us in terms of the time and/or expenditure required or that any resubmission of the BLA will result in approval of narsoplimab for TA-TMA.

Our lectin pathway program also includes OMS1029, our long-acting antibody targeting MASP-2. We have completed Phase 1 clinical trials evaluating both single-ascending and multiple ascending doses of OMS1029. Results of these studies support once-quarterly dosing administered either intravenously or subcutaneously. OMS1029 has been well tolerated to date with no safety concerns identified. We are evaluating several potential indications for Phase 2 clinical development of OMS1029.

Our pipeline of clinical-stage complement-targeted therapeutic candidates also includes zaltenibart (also known as OMS906), a proprietary, patented monoclonal antibody targeting MASP-3, the key activator of the alternative pathway of complement. We have three ongoing Phase 2 clinical trials evaluating zaltenibart for the treatment of paroxysmal nocturnal hemoglobinuria (“PNH”). The first is in PNH patients who have not previously been treated with a complement inhibitor, and the second is in PNH patients who have had an unsatisfactory response to the C5 inhibitor ravulizumab. The third Phase 2 clinical trial is an open-label extension study to assess the long-term efficacy and safety of zaltenibart in patients who have completed either of the other two PNH Phase 2 clinical trials. We also have an ongoing Phase 2 clinical program evaluating zaltenibart for the treatment of C3G, a rare and debilitating renal disease driven by complement dysregulation.

Our phosphodiesterase 7 (“PDE7”) inhibitor program, which we refer to as OMS527, comprises multiple PDE7 inhibitor compounds and is based on our discoveries of previously unknown links between PDE7 and any addiction or compulsive disorder, and between PDE7 and any movement disorders. In April 2023, we were awarded a grant from the National Institute on Drug Abuse (“NIDA”), part of the National Institutes of Health, to develop, at NIDA’s request, our lead orally administered PDE7 inhibitor compound, for which we have successfully completed a Phase 1 study, for the treatment of cocaine use disorder (“CUD”). NIDA awarded the grant to us for a total of $6.69 million over three years, of which we have claimed and received $0.9 million of funding to date and recognized $0.6 million into Other Income in our condensed consolidated statement of operations and comprehensive loss. The grant is intended to support preclinical cocaine interaction/toxicology studies to assess safety of the therapeutic candidate in the presence of concomitant cocaine administration, as well as an in-patient, placebo-controlled clinical study evaluating the safety and effectiveness of OMS527 in adults with CUD who receive concurrent intravenous cocaine. The preclinical study is intended to provide the toxicology data necessary to support the human study of OMS527 in CUD. The toxicology study is underway and is expected to be completed later this year.

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

On September 30, 2022, we sold an interest in a portion of our future OMIDRIA royalty receipts to DRI Healthcare Acquisition LP (“DRI”) and received $125.0 million in cash consideration, which we recorded as an OMIDRIA royalty obligation on our condensed consolidated balance sheet. Interest expense on the royalty obligation is recorded as a component of continuing operations.

On February 1, 2024, we sold an expanded interest in our OMIDRIA royalties to DRI and received $115.5 million in cash consideration, which we recorded as an addition to the OMIDRIA royalty obligation. The amended and restated royalty purchase agreement with DRI (the “DRI Amendment”) eliminates the previously existing annual caps on royalty payments after January 1, 2024, and provides that DRI now receives all royalties on U.S. net sales of OMIDRIA payable between January 1, 2024 and December 31, 2031. We are entitled to retain all royalties on net sales of OMIDRIA outside of the United States. (See “Note 8 — OMIDRIA Royalty Obligation”).

Term Loan and Repurchase of 2026 Notes

On June 3, 2024, we, with certain subsidiaries, as guarantors, entered into a Credit and Guaranty Agreement (the “Credit Agreement”) with funds managed by Athyrium Capital Management LP (collectively, “Athyrium”) and funds managed by Highbridge Capital Management, LLC (collectively, “Highbridge”) as lenders (the “Lenders”). The Credit Agreement provides for a senior secured term loan facility of up to $92.1 million, consisting of an initial term loan of $67.1 million (the “Initial Term Loan”) and a $25.0 million delayed draw term loan which may be drawn once in full, on or prior to June 3, 2025, conditioned on receipt of FDA approval of narsoplimab in TA-TMA (the “Delayed Draw Term Loan”).

Also on June 3, 2024, we used the Initial Term Loan along with $21.2 million of cash on hand, to repurchase from the Lenders $118.1 million aggregate principal of our existing 5.25% convertible senior notes due on February 15, 2026 (the “2026 Notes” and such repurchase, the “2026 Note Repurchase Transaction”), which resulted in a $51.0 million reduction in outstanding debt. In addition, we paid accrued and unpaid interest on the repurchased 2026 Notes through the closing date of the transaction. As a post-closing adjustment, we accrued $0.6 million which was paid in July 2024 in additional consideration to a certain Lender. (See “Note 6 — Debt” for a description of the Credit Agreement provisions).

Basis of Presentation

Our condensed consolidated financial statements include the financial position and results of operations of Omeros and our wholly owned subsidiaries. All inter-company transactions have been eliminated. The accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and non-recurring adjustments, considered necessary for the fair presentation of such information. Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, from which the December 31, 2023, condensed consolidated balance sheet has been derived.

Liquidity and Capital Resources

As of June 30, 2024, we had cash, cash equivalents and short-term investments of $158.9 million. For the six months ended June 30, 2024, our cash used in operations was $87.8 million. The second quarter of 2024 includes a $17.6 million charge for delivery of narsoplimab drug substance. In addition, we made a $21.2 million payment for term loan-related debt repurchase and incurred $1.9 million of term loan-related transaction costs. Pursuant to a covenant in the Credit Agreement entered on June 3, 2024, we must maintain at all times at least $25.0 million of unrestricted cash and cash equivalents.

Historically, we have incurred net losses from continuing operations and negative operating cash flows. We have not yet established an ongoing source of revenue sufficient to cover our operating costs; therefore, we potentially need to continue to raise additional capital to accomplish our business plan. We have a sales agreement to sell shares of our common stock, from time to time, in an “at the market” equity offering facility through which we may offer and sell shares of our common stock equaling an aggregate amount up to $150.0 million. In addition, our Delayed Draw Term Loan of $25.0 million may be drawn once in full on or prior to June 3, 2025 at our election, but it is conditioned on the approval by FDA of narsoplimab in TA-TMA. Proceeds of the Delayed Draw Term Loan may only be used towards any related transaction costs and for commercialization of narsoplimab efforts of TA-TMA.

We may pursue additional debt financings to retire the 2026 Notes that remain outstanding and to fund operations. Should it be determined to be strategically advantageous, we could pursue public and private offerings of our equity securities, or other strategic transactions, which may include licensing or selling a portion or all of one or more of our existing technologies. However, pursuing debt financings, certain equity offerings or other strategic transactions may result in mandatory prepayments of the Initial Term Loan to the Credit Agreement. (See “Note 6 — Debt” for further details). We expect to continue to fund our operations and service our debt for at least the next twelve months with our existing cash and investments. We plan to manage our operating expenses and reduce our cash requirements by reducing or delaying selected research and development efforts and by managing operating expenses.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant items subject to such estimates include the OMIDRIA contract royalty asset valuation, the OMIDRIA royalty obligation valuation, stock-based compensation expense, and accruals for clinical trials and manufacturing of drug product. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances; however, actual results could differ from these estimates.

Note 2—Significant Accounting Policies

Segment Reporting

We operate in one business segment and focus on the research, discovery, development and commercialization of small-molecule and protein therapeutics for large-market as well as orphan indications targeting immunologic disorders including complement-mediated diseases, as well as cancers and addictive and compulsive disorders.

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

OMIDRIA Royalty Obligation

On September 30, 2022, we sold to DRI an interest in a portion of our future OMIDRIA royalty receipts for a purchase price of $125.0 million, which was recorded as an “OMIDRIA royalty obligation” on our condensed consolidated balance sheet. On February 1, 2024, we sold to DRI our remaining U.S. OMIDRIA royalty receipts through December 31, 2031 for $115.5 million in cash, which increased the OMIDRIA royalty obligation by the same amount. The OMIDRIA royalty obligation is valued based on our estimates of future OMIDRIA royalties and is amortized through December 31, 2031 using the implied effective interest rate of 10.27%. Interest expense is recorded in continuing operations.

To the extent our estimates of future royalties differ materially from previous estimates, we will adjust the carrying amount of the liability for future OMIDRIA royalties to the present value of the revised estimated cash flows, discounted at the implied effective interest rate of 10.27% utilizing the cumulative catch-up method. The offset to the adjustment would be recognized as a component of net income (loss) from continuing operations (see “Note 8 — OMIDRIA Royalty Obligation”).

Repurchase of 2026 Notes

We performed an assessment of the Credit Agreement and 2026 Note Repurchase Transaction we entered into on June 3, 2024 and determined that it met the criteria to be accounted for as a troubled debt restructuring.  As a result, the $29.8 million difference between the $118.1 million aggregate principal amount of the 2026 Notes and the $88.3 million aggregate repurchase price (consisting of the $67.1 million Initial Term Loan and $21.2 million from cash on hand) was recorded as a premium (i.e., an increase) to the long-term debt recorded on the Company’s condensed consolidated balance sheet instead of being recognized as a gain on early extinguishment of debt. The premium will be amortized as both a reduction of long-term debt in the condensed consolidated balance sheets and interest expense in the condensed consolidated statement of operations and comprehensive loss over the duration of the term loan.

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

Common Stock Repurchases

Historically, we have repurchased shares of our common stock from time to time under authorization made by our Board of Directors. Under Washington State law, repurchased shares are retired and not presented as treasury stock on the condensed consolidated financial statements. The terms of the Credit Agreement prohibit us from repurchasing our common stock, unless expressly agreed to by the Lenders. Consequently, the Board of Directors terminated the share repurchase program effective upon execution of the Credit Agreement.

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

Financial Instruments and Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. Cash and cash equivalents are deposited in checking and sweep accounts at financial institutions. At times, our cash and cash equivalents balance held at a financial institution may exceed the federally insured limits. To limit the credit risk, we invest our excess cash in high-quality securities such as money market mutual funds, certificates of deposit and U.S. treasury bills. The Company has not experienced any losses on its deposits of cash and cash equivalents. Management believes that the Company is not currently exposed to significant credit risk as the Company’s short-term investments are held in custody at third-party financial institutions. The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and investments, and issuers of the investments to the extent recorded on the unaudited condensed consolidated balance sheets. As of June 30, 2024, the Company has no off-balance sheet concentrations of credit risk.

Note 3—Net Loss Per Share

Basic net income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share (“Diluted EPS”) is computed by dividing net income by the weighted average number of common shares and potentially dilutive common shares outstanding during the period using the treasury stock method. We do not compute Diluted EPS for periods in which we have overall net income and a net loss from continuing operations.

Potentially dilutive securities are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
2026 Notes convertible to common stock (1)(2)	9,714,522	12,172,008	10,696,990	12,172,008
2023 Notes convertible to common stock (3)	—	4,941,739	—	4,941,739
Outstanding options to purchase common stock	84,864	98,920	90,635	42,186
Outstanding restricted stock units(4)	—	89,750	—	89,750
Total potentially dilutive shares excluded from net loss per share	9,799,386	17,302,417	10,787,625	17,245,683

(1)

The 2026 Notes are subject to a capped call arrangements that potentially reduces the dilutive effect of conversion as described in “Note 6 — Debt.” Any potential impact of the capped call arrangements is excluded from this table.

(2)	On June 3, 2024, we repurchased $118.1 million of our 2026 Notes reducing any effect of dilution related to those notes. For further details refer to “Note 6 — Debt.”
(3)	The 2023 Notes (defined below) were fully extinguished upon maturity on November 15, 2023.
(4)	The outstanding restricted stock units were vested and converted to shares of common stock on December 1, 2023.

Note 4—Investments and Fair-Value Measurements

All of our investments are held in our name and are classified as short-term and held-to-maturity on the accompanying condensed consolidated balance sheets. Interest income is included as a component of other income on our condensed consolidated statement of operations and comprehensive loss. Interest and other income for the three months ended June 30, 2024 and June 30, 2023 consists primarily of interest earned of $2.5 million and $4.2 million, respectively. Interest and other income for the six months ended June 30, 2024 and June 30, 2023 consists primarily of interest earned of $5.3 million and $7.6 million, respectively.

The following tables summarize our investments:

	June 30, 2024
		Gross Unrealized
	Amortized Cost	Gains/(Losses)	Estimated Fair Value
	(In thousands)

U.S. government securities classified as short-term investments	$91,041	$(5)	$91,036
Money-market funds classified as short-term investments	65,751	—	65,751
Total short-term investments	156,792	(5)	156,787
Certificate of deposit classified as non-current restricted investments	1,054	—	1,054
Total investments	$157,846	$(5)	$157,841

	December 31, 2023
		Gross Unrealized
	Amortized Cost	Gains/(Losses)	Estimated Fair Value
	(In thousands)

U.S. government securities classified as short-term investments	$102,100	$19	$102,119
Money-market funds classified as short-term investments	62,643	—	62,643
Total short-term investments	164,743	19	164,762
Certificate of deposit classified as non-current restricted investments	1,054	—	1,054
Total investments	$165,797	$19	$165,816

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

Our fair value hierarchy for our financial assets and liabilities are as follows:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
U.S. government securities classified as short-term investments	$—	$91,036	$—	$91,036
Money-market funds classified as short-term investments	65,751	—	—	65,751
Total short-term investments	65,751	91,036	—	156,787
Certificate of deposit classified as non-current restricted investments	1,054	—	—	1,054
Total investments	$66,805	$91,036	$—	$157,841

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
U.S. government securities classified as short-term investments	$—	$102,119	$—	$102,119
Money-market funds classified as short-term investments	62,643	—	—	62,643
Total short-term investments	62,643	102,119	—	164,762
Certificate of deposit classified as non-current restricted investments	1,054	—	—	1,054
Total investments	$63,697	$102,119	$—	$165,816

Cash held in demand deposit accounts of $2.1 million and $7.1 million is excluded from our fair-value hierarchy disclosure as of June 30, 2024 and December 31, 2023, respectively. The carrying amounts reported in the accompanying condensed consolidated balance sheets for receivables, accounts payable and accrued liabilities, and other current monetary assets and liabilities approximate fair value.

See “Note 6 — Debt” and “Note 8 — OMIDRIA Royalty Obligation” for the carrying amount and estimated fair value of our outstanding term loan, convertible senior notes and the OMIDRIA royalty obligation.

Note 5 — Certain Balance Sheet Accounts

OMIDRIA Contract Royalty Asset

The OMIDRIA contract royalty asset consists of the following:

	June 30,	December 31,
	2024	2023
	(In thousands)
Short-term contract royalty asset	$29,665	$29,373
Long-term contract royalty asset	133,428	138,736
Total OMIDRIA contract royalty asset	$163,093	$168,109

See “Note 7 — Discontinued Operations – Sale of OMIDRIA” for discussion regarding the estimated fair value of our OMIDRIA contract royalty asset.

Receivables

Receivables consist of the following:

	June 30,	December 31,
	2024	2023
	(In thousands)
OMIDRIA royalty receivables	$6,806	$6,724
Other receivables	1,274	1,372
Total receivables	$8,080	$8,096

Property and Equipment, Net

Property and equipment, net consists of the following:

	June 30,	December 31,
	2024	2023
	(In thousands)
Equipment under finance lease obligations	$7,169	$6,929
Laboratory equipment	3,663	3,525
Computer equipment	1,113	1,113
Office equipment and furniture	624	624
Total cost	12,569	12,191
Less accumulated depreciation and amortization	(10,535)	(10,241)
Total property and equipment, net	$2,034	$1,950

For the three months ended June 30, 2024 and 2023, depreciation and amortization expense was $0.2 million and $0.3 million, respectively. For the six months ended June 30, 2024 and 2023, depreciation and amortization expense was $0.4 million and $0.5 million, respectively.

Accrued Expenses

Accrued expenses consists of the following:

	June 30,	December 31,
	2024	2023
	(In thousands)
Clinical trials	$8,091	$10,168
Contract research and development	7,104	$6,223
Employee compensation	5,556	7,380
Consulting and professional fees	3,035	3,539
Interest payable	2,641	4,242
Other accrued expenses	1,538	316
Total accrued expenses	$27,966	$31,868

Note 6—Debt

2024 Secured Term Loan

On June 3, 2024, we entered into a Credit Agreement with the Lenders, which provides for a term loan credit facility of up to $92.1 million, in aggregate, consisting of an Initial Term Loan of $67.1 million and a Delayed Draw Term Loan of $25.0 million. The Delayed Draw Term Loan may be drawn once in full, on or prior to June 3, 2025, conditioned upon receipt of FDA approval of narsoplimab in TA-TMA. The Delayed Draw Term Loan would be issued with an original issue discount of 3.0% and the proceeds may be used only for commercialization of narsoplimab in TA-TMA and transaction costs associated with the Delayed Draw Term Loan. Until the earlier of November 1, 2025 and the date we elect to utilize the Delayed Draw Term Loan, the Company, at its sole discretion, may exchange up to $14.9 million aggregate principal amount of outstanding 2026 Notes for cash and/or additional term loan amounts, with the holders of such notes becoming Lenders under the Credit Agreement (any such additional term loans, together with the Initial Term Loan and the Delayed Draw Term Loan, the “Loans”). As of August 7, 2024, no such additional exchanges have occurred. All indebtedness under the Credit Agreement is secured by a first-priority security interest in and lien on substantially all our tangible and intangible property, subject to customary exceptions, and excluding royalty interests in OMIDRIA® and certain related rights.

In connection with our entry into the Credit Agreement, we used the Initial Term Loan along with $21.2 million of cash on hand to repurchase $118.1 million aggregate principal amount of the 2026 Notes held by the Lenders. The total consideration paid at closing of $88.3 million represents a purchase price equal to approximately 75% of the par value of the 2026 Notes retired in the transaction. The reduction in the aggregate outstanding principal of balance of our 2026 Notes and incurrence of new Initial Term Loan resulted in a $51.0 million reduction of our outstanding debt. The $29.8 million difference between the $118.1 million aggregate principal amount of the 2026 Notes and the $88.3 million aggregate repurchase price was recorded as a premium (i.e., an increase) to the long-term debt on the Company’s condensed consolidated balance sheet instead of being recognized as a gain on early extinguishment of debt. As a post-closing adjustment, we accrued $0.6 million which was paid in July 2024 in additional cash consideration to a certain Lender.

The amount outstanding on the Initial Term Loan is as follows:

June 30,
2024
(In thousands)
Principal amount	$67,077
Unamortized debt premium, net of issuance costs	27,429
Total long-term debt	$94,506

The Loans have a stated maturity date of June 3, 2028 and bear interest at an adjusted secured overnight financing rate (“adjusted SOFR”), subject to a 3.0% floor, plus 8.75% per annum, payable quarterly from the closing date. As of June 30, 2024, the contractual interest rate on the Loans was 14.20%. We have the option to pay all of the interest in cash or to pay 50% in cash and pay-in-kind (“PIK”), the remaining interest. When this provision is elected, interest for the quarter, including both the cash interest and PIK interest, is calculated based on adjusted SOFR plus a 10.25% PIK margin (instead of the customary 8.75% margin). The PIK interest is then added to the outstanding principal balance and interest is computed using the original adjusted SOFR plus 8.75% margin rate. Due to the premium amortization on the Initial Term Loan, interest expense is currently being recognized at an implied effective interest rate of 1.61%.

The following table sets forth interest expense recognized related to the Initial Term Loan:

Three Months Ended
June 30,
2024
(In thousands)
Contractual interest expense	$714
Amortization of premium and debt issuance costs	(599)
Total interest expense	$115

We may elect to prepay the Loans, in whole or in part, in cash, plus an applicable prepayment and/or make-whole premium. Under certain circumstances, we are required to prepay all or a portion of the outstanding Loans, plus an applicable prepayment and/or make-whole premium, as described below.

(1)   If, on November 1, 2025, (i) the aggregate outstanding principal amount of the outstanding 2026 Notes that is not held by the Lenders equals or exceeds $38.5 million and (ii) we have not made or delivered notice that we expect to make certain voluntary or mandatory prepayments under the Credit Agreement of at least $20.0 million in the aggregate, then we would be required, on or prior to November 15, 2025, to make a $20.0 million mandatory prepayment, together with a $1.0 million prepayment premium.

(2)   Upon the occurrence of a change in control, we must prepay the entire outstanding amount of the Loans, plus the applicable make-whole or prepayment premium.

(3)   We must prepay the Loans in an amount equal to: (i) 25.0% of any milestone payments received from DRI or its affiliates on the basis of net sales of OMIDRIA; (ii) 60.0% of the net cash proceeds (excluding transaction expenses and certain milestone payments) received by Omeros from the sale or license of our assets (or in the case of an asset sale or license involving narsoplimab that occurs while any Delayed Draw Term Loan is outstanding, an amount equal to 100% of the net cash proceeds from such transaction); (iii) 100.0% of net cash proceeds of indebtedness incurred by the Company other than as permitted by the Credit Agreement and (iv) 100% of the net cash proceeds of insurance recoveries on loss of property, except to the extent utilized to repair or replace the relevant assets within a specified time.

Voluntary and mandatory prepayments of the Loans are subject to payment of the following premiums: (i) during the first year of such Loans, a make-whole premium plus 5.0% of the applicable prepayment amount (unless the prepayment is made in contemplation of a change of control, in which case only the make-whole premium would be payable); (ii) during the second year, a prepayment premium equal to 5.0% of the applicable prepayment amount; and (iii) during the third year, a prepayment premium equal to 3.0% of the applicable prepayment amount.

The Credit Agreement contains certain customary default provisions, representation and warranties and affirmative and negative covenants. These include a covenant requiring us to maintain at all times unrestricted cash and cash equivalents of at least $25.0 million in accounts subject to control agreements and a covenant limiting the use of cash for open market or privately negotiated repurchases of any outstanding 2026 Notes to: (i) an initial amount not exceeding $25.0 million, which may be increased by up to an additional $10.0 million subject to the satisfaction of certain conditions; (ii) an unlimited amount, if the amount of the Loans outstanding at the time of repurchase does not exceed $38.5 million; and (iii) an additional amount not to exceed 50% of the net cash proceeds from an equity offering, provided that the Company offers to prepay an equal amount of the Loans with the net cash proceeds of such offering. As of June 30, 2024, the Company was in compliance with the covenants under the Credit Agreement. After review of the customary default provisions, affirmative and negative covenants, and voluntary and mandatory prepayment options, this resulted in a net derivative asset that was not significant as of June 30, 2024.

The fair value of the Loans is classified as a Level 3 liability as its valuation requires substantial judgment and estimation of factors that are not currently observable in the market. As of June 30, 2024, the approximate fair value of our Loan obligations was $68.9 million. We determined the fair market value by discounting the future cash flows based on adjusted SOFR at each measurement date.

2023 Unsecured Convertible Senior Notes

We extinguished the $95.0 million outstanding on our 6.25% convertible senior notes (the “2023 Notes”) at par upon maturity on November 15, 2023. The following table set forth interest expense recognized related to the 2023 Notes.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Contractual interest expense	$—	$1,484	$—	$2,969
Amortization of debt issuance costs	—	176	—	349
Total interest expense	$—	$1,660	$—	$3,318

2026 Unsecured Convertible Senior Notes

We have outstanding unsecured convertible senior notes which accrue interest at an annual rate of 5.25% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. The 2026 Notes mature on February 15, 2026, unless earlier purchased, redeemed or converted in accordance with their terms. On June 3, 2024, we completed the 2026 Note Repurchase Transaction, through which we repurchased $118.1 million of principal amount outstanding on our 2026 Notes for total consideration of $88.3 million (approximately 75% of par value), consisting of the Initial Term Loan of $67.1 million and $21.2 million of cash on hand. As discussed above, subsequent to June 30, 2024, we paid an additional $0.6 million in cash to certain Lenders as a post-closing adjustment under the 2026 Note Repurchase Transaction.

Amounts outstanding on our 2026 Notes are as follows:

	June 30,	December 31,
	2024	2023
	(In thousands)
Principal amount	$97,862	$215,924
Unamortized debt issuance costs	(974)	(2,769)
Total unsecured convertible senior notes, net	$96,888	$213,155

Fair value of outstanding unsecured convertible senior notes (1)	$68,626	$131,444

(1)

The fair value is classified as Level 3 liability due to the limited trading activity for the unsecured convertible senior notes. The fair value of the 2026 Notes is determined based on quoted prices in an over-the counter market using the most recent trading information at the end of the reporting period. The value of the conversion feature of the 2026 Notes is not deemed to be significant as the current market price of our common stock is below the initial conversion price of $18.49 per share of common stock.

Unamortized debt issuance costs of $1.0 million as of June 30, 2024 are amortized to interest expense at an effective interest rate of 5.89% over the remaining term.

The following table sets forth interest expense recognized related to the 2026 Notes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Contractual interest expense	$2,369	$2,954	$5,203	$5,907
Amortization of debt issuance costs	1,487	307	1,795	610
Total interest expense	$3,856	$3,261	$6,998	$6,517

The initial conversion rate is 54.0906 shares of our common stock per $1,000 of note principal (equivalent to an initial conversion price of approximately $18.4875 per share of common stock), which equaled approximately 12.2 million shares issuable upon conversion, subject to adjustment in certain circumstances.

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

In order to reduce the dilutive impact or potential cash expenditure associated with the conversion of the 2026 Notes, we entered into capped call transactions in connection with the issuances of the 2026 Notes (the “2026 Capped Call”). The 2026 Capped Call will cover, subject to anti-dilution adjustments substantially similar to those applicable to the 2026 Notes, the number of shares of common stock underlying the 2026 Notes when our common stock is trading within the range of approximately $18.49 and $26.10. However, should the market price of our common stock exceed the $26.10 cap, then the conversion of the 2026 Notes would have an additional dilutive impact or may require a cash expenditure to the extent the market price of our common stock exceeds the cap price. The 2026 Capped Call will expire on various dates over the 50-trading-day period ranging from December 2, 2025 to February 12, 2026, if not exercised earlier. The 2026 Capped Call is a separate transaction and not part of the terms of the 2026 Notes and was executed separately from the issuance of the 2026 Notes. The amount paid for the 2026 Capped Call was recorded as a reduction to additional paid-in capital in the condensed consolidated balance sheet. The Company also retains all potential future value of the capped calls associated with the repurchased 2026 Notes. As of June 30, 2024, approximately 12.2 million shares remained outstanding under the 2026 Capped Call.

Further, we concluded the 2026 Capped Call qualifies for a derivative scope exception for instruments that are both indexed to an entity’s own stock and classified in stockholders’ equity in its balance sheet. Consequently, the fair value of the 2026 Capped Call of $23.2 million is classified as equity, not accounted for as derivatives, and will not be subsequently remeasured.

Minimum Commitments

As of June 30, 2024, the most probable principal payments on our 2026 Notes and Term Loan are as follows.

	2026 Notes	Term Loan	Total
	(In thousands)
2025	$—	$20,000	$20,000
2026	97,862	—	97,862
2027	—	—	—
2028	—	47,077	47,077
2029 and thereafter	—	—	—
Total principal payments	$97,862	$67,077	$164,939
Unamortized premiums, discounts and issuance costs	(974)	27,429	26,455
Carrying value of debt	$96,888	$94,506	$191,394

Note 7—Discontinued Operations - Sale of OMIDRIA

On December 23, 2021, we sold the rights to OMIDRIA and related assets to Rayner, which is reported as discontinued operations in our condensed consolidated statements of operations and comprehensive loss and excluded from continuing operations for all periods presented.

In December 2022, we earned a $200.0 million milestone payment upon the occurrence of an event specified in the Asset Purchase Agreement with Rayner. The milestone payment was received in February 2023.

Net income from discontinued operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands)
Interest earned on OMIDRIA contract royalty asset	$4,271	$3,829	$8,614	$7,754
Remeasurement adjustments	4,314	3,147	6,653	4,824
Other income, net	499	24	483	404
Net income from discontinued operations, net of tax	$9,084	$7,000	$15,750	$12,982

The following is a roll forward of the OMIDRIA contract royalty asset (in thousands):

OMIDRIA contract royalty asset at December 31, 2023	$168,109
Royalties earned	(20,283)
Interest earned on OMIDRIA contract royalty asset	8,614
Remeasurement adjustments	6,653
OMIDRIA contract royalty asset at June 30, 2024	$163,093

We remeasure the OMIDRIA contract royalty asset on a quarterly basis using the expected value approach, which incorporates actual results and future expectations.

Cash flow from discontinued operations is as follows:

	Six Months Ended
	June 30,
	2024	2023
	(In thousands)
Net cash provided by discontinued operations from operating activities	$21,418	$217,688

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

In February 2024, Omeros and DRI expanded their royalty purchase agreement under the DRI Amendment, resulting in Omeros receiving an additional $115.5 million in cash consideration, which we accounted for as a modification of our existing debt from DRI. The DRI Amendment eliminated the annual caps on royalty payments and provides that DRI will receive all royalties on U.S. net sales of OMIDRIA payable between January 1, 2024 and December 31, 2031.

We retain the right to receive all royalties payable by Rayner on any net sales of OMIDRIA outside the U.S. payable after January 1, 2024, as well as royalties on global net sales of OMIDRIA payable from and after December 31, 2031. To date, international royalties have not been significant. DRI has no recourse to our assets other than its interest in OMIDRIA royalties.

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

The following schedule is a roll forward of the OMIDRIA royalty obligation (in thousands):

OMIDRIA royalty obligation at December 31, 2023	$125,126
Additional proceeds	115,525
Non-cash interest	1,806
Principal payments	(10,700)
OMIDRIA royalty obligation at June 30, 2024	$231,757

We account for the OMIDRIA royalty obligation under the catch-up method. The catch-up method requires that we adjust the carrying amount to match the present value of revised estimated cash flows of Rayner’s U.S. net sales of OMIDRIA. We discounted the OMIDRIA royalty obligation at an implied effective interest rate of 10.27%.

The OMIDRIA royalty obligation is classified as a Level 3 liability as its valuation requires substantial judgment and estimation of factors that are not currently observable in the market. As of June 30, 2024, the approximate fair value of our obligation was $216.9 million. We determined the fair market value by discounting the future cash flows based on the initial contractual rate adjusted for any changes in the prime rate through to the measurement date.

For the three months ended June 30, 2024 and 2023, we incurred interest expense of $6.4 million and $3.0 million, respectively. For the six months ended June 30, 2024 and 2023, we incurred interest expense of $11.5 million and $5.9 million, respectively.

As of June 30, 2024, future expected principal and interest payments are as follows:

	Principal	Interest	Total
	(In thousands)
2024	$9,292	$11,058	$20,350
2025	20,995	20,667	41,662
2026	23,996	18,500	42,496
2027	27,318	16,027	43,345
2028	30,995	13,217	44,212
Thereafter	119,161	18,852	138,013
Total scheduled payments	$231,757	$98,321	$330,078

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

Supplemental lease information is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands)
Lease cost
Operating lease cost	$1,606	$1,616	$3,211	$3,249
Finance lease cost:
Amortization	149	271	295	389
Interest	40	41	97	92
Variable lease cost	882	757	1,798	1,547
Sublease income	(385)	(375)	(774)	(750)
Net lease cost	$2,292	$2,310	$4,627	$4,527

Cash paid for amounts included in the measurement of lease liabilities is as follows:

	Six Months Ended
	June 30,
	2024	2023
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Cash payments for operating leases	$3,630	$3,568
Cash payments for financing leases	$361	$336

Note 10—Commitments and Contingencies

Good and Service Contracts

We have various agreements with third parties that collectively require payment of termination fees totaling $7.9 million as of June 30, 2024 if we cancel the work within specific time frames, either prior to commencing or during performance of the contracted services.

Development Milestones and Product Royalties

We have entered a variety of development, collaboration, licensing or similar agreements with third parties under which we have accessed technology or services in connection with our development assets and programs. Some of these agreements require milestone payments based on achievements of development, regulatory or sales milestones, and/or low-single to low-double digit royalties on net income or net sales of the relevant product. For the three and six months ended June 30, 2024 and 2023, development milestone expenses were not significant.

Note 11—Shareholders’ Equity (Deficit)

Common Stock

At the Market Sales Agreement - We have a sales agreement to sell shares of our common stock having an aggregate offering price of up to $150.0 million, from time to time, through an “at the market” equity offering program. As of June 30, 2024, we have not sold any shares under this program.

Share Repurchase Program - On November 9, 2023, the Board of Directors approved an indefinite term share repurchase program under which we were authorized to repurchase from time to time up to $50.0 million of our common stock in the open market or through privately negotiated transactions. Since inception of the program, we have repurchased and retired 5.0 million shares at an average price of $3.30 per share. During the first quarter of 2024, we repurchased and retired 3.2 million shares of common stock at an average share price of $3.71 at an aggregate cost of $11.9 million. We did not repurchase any shares of our common stock in the three months ended June 30, 2024. The terms of the Credit Agreement prohibit us from repurchasing our common stock unless expressly agreed to by the Lenders. Consequently, the Board of Directors terminated the share repurchase program effective upon execution of the Credit Agreement.

Note 12—Stock-Based Compensation

Our stock option plans provide for the grant of incentive and non-qualified stock options, restricted stock awards, restricted stock units, and other stock awards to employees, non-employee directors and consultants.

Stock-based compensation is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Continuing operations
Research and development	$1,069	$1,133	$2,083	$2,405
Selling, general and administrative	1,699	1,680	3,343	3,402
Total stock-based compensation in continuing operations	2,768	2,813	5,426	5,807
Discontinued operations	—	(42)	—	(83)
Total stock-based compensation	$2,768	$2,771	$5,426	$5,724

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were applied to all stock option grants:

	Three Months Ended	Six Months Ended
	June 30, 2024	June 30, 2024
Estimated weighted-average fair value	$2.56	$2.57
Weighted-average assumptions:
Expected volatility	95%	95%
Expected life, in years	7.2	7.2
Risk-free interest rate	4.37%	4.37%
Expected dividend yield	—%	—%

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

Stock option activity for all stock plans and related information is as follows:

		Weighted-
		Average		Aggregate
		Exercise	Remaining	Intrinsic
	Options	Price per	Contractual Life	Value
	Outstanding	Share	(In years)	(In thousands)
Balance at December 31, 2023	15,255,154	$9.50
Granted	3,072,900	3.10
Exercised	(10,803)	3.32
Forfeited	(327,751)	6.83
Balance at June 30, 2024	17,989,500	$8.46	6.2	$6,863
Vested and expected to vest at June 30, 2024	17,307,104	$8.64	6.1	$6,280
Exercisable at June 30, 2024	11,556,891	$11.03	4.6	$1,282

On April 25, 2024, annual stock option grants of approximately 2.9 million shares of common stock were awarded to eligible participants for the 2023 annual performance period.

Of the 18.0 million common stock options outstanding as of June 30, 2024, 9.8 million have an exercise price per share above $4.06, which was the closing price of our stock on the Nasdaq exchange on June 28, 2024.

As of June 30, 2024, there were 6.4 million unvested options outstanding that will vest over a weighted-average period of 2.5 years. The total estimated compensation expense yet to be recognized on outstanding options is $16.3 million.

As of June 30, 2024, the total number of shares of common stock available for grant was 6.1 million.

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

Complement Inhibitor Programs

The complement system plays a role in the body’s inflammatory response and becomes activated as a result of tissue damage or trauma or microbial pathogen invasion. Inappropriate or uncontrolled activation of the complement system can cause diseases characterized by serious tissue injury. Three main pathways can activate the complement system: classical, lectin, and alternative. We are focused on development of therapeutics to treat diseases associated with the lectin and/or alternative pathways of complement. We are developing antibodies as well as small-molecule inhibitors of key enzymes known to be centrally involved in the in activation of the targeted pathway of complement.

Lectin Pathway / MASP 2

Mannan-binding lectin-associated serine protease 2 (“MASP-2”) is a novel pro-inflammatory protein target that is the effector enzyme of the lectin pathway and is required for the function of this pathway. We are developing antibodies and small-molecule inhibitors of MASP-2 as potential therapeutics for diseases in which the lectin pathway has been shown to contribute to significant tissue injury and pathology. When not treated, these diseases are typically characterized by significant end-organ damage, such as kidney or central nervous system injury. Importantly, inhibition of MASP-2 has been demonstrated not to interfere with the antibody-dependent classical complement activation pathway, a critical component of the acquired immune response to infection.

The lead drug candidate in our pipeline of complement-targeted therapeutics is narsoplimab (OMS721), a proprietary, patented human monoclonal antibody targeting MASP-2, the key activator of the lectin pathway of complement. Clinical development of narsoplimab is currently focused primarily on hematopoietic stem cell transplant-associated thrombotic microangiopathy (“TA-TMA”).

We successfully completed a pivotal clinical trial for narsoplimab in TA-TMA and previously submitted to FDA a biologics license application (“BLA”) seeking marketing approval for narsoplimab in this indication. In late 2021, FDA issued a complete response letter (“CRL”) with respect to the BLA in which the agency indicated that additional information would be needed to support regulatory approval. We appealed FDA’s decision to issue the CRL through a formal dispute resolution process that concluded in late 2022. Although our appeal was denied, the decision identified potential paths for resubmission of the BLA based on both response data and survival data from the completed pivotal trial versus a historical control group, with or without an independent literature analysis or based on survival data alone. Consistent with subsequent interactions with FDA’s review division, we submitted to FDA an analysis plan to assess already existing clinical trial data, existing data from a historical control population available from an external source, data from the narsoplimab expanded access program, and data directed to the mechanism of action of narsoplimab. We are having ongoing discussions with the agency regarding the proposed analysis plan and FDA's requirements for resubmission of our BLA. As a result, we are currently unable to estimate when we will submit the BLA or, subsequently, FDA’s timing for a decision regarding approval. There can be no guarantee that FDA’s specific recommendations for resubmission will be acceptable to us in terms of the time and/or expenditure required or that any resubmission of the BLA will result in approval of narsoplimab for TA-TMA.

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

Our lectin pathway program also includes OMS1029, our long-acting antibody targeting MASP-2. This next-generation MASP-2 inhibitor is intended to be complementary to narsoplimab, enabling us to pursue chronic indications in which dosing convenience would be of significant benefit to patients. We have completed Phase 1 clinical trials evaluating both single-ascending and multiple-ascending doses of OMS1029. Results of these studies support once-quarterly dosing, administered either intravenously or subcutaneously. OMS1029 has been well tolerated to date with no safety concerns identified. We continue to evaluate several potential indications for Phase 2 clinical development for OMS1029.

Alternative Pathway / MASP-3

Our pipeline of clinical-stage complement-targeted therapeutic candidates also includes OMS906, now known as a “zaltenibart,” a proprietary, patented monoclonal antibody targeting MASP-3, the key activator of the alternative pathway of complement. We believe OMS906 has the potential to treat a wide range of alternative pathway-related diseases and that its attributes favorably differentiate OMS906 from other marketed and in-development alternative pathway inhibitors.

The United States Adopted Names (“USAN”) Council, in consultation with the World Health Organization’s International Nonproprietary Names (“INN”) Expert Committee, has recently adopted for OMS906 the nonproprietary name “zaltenibart.” The USAN Council, by working closely with the INN Programme of the World Health Organization and various national nomenclature groups, aims for global standardization and unification of drug nomenclature to ensure that drug information is communicated accurately and unambiguously. Going forward, we will use the name zaltenibart in publications, at conferences and in other forums to refer to our lead MASP-3 antibody.

Clinical development of zaltenibart is currently focused on rapidly advancing to Phase 3 clinical trials in multiple alternative pathway-related disorders, including paroxysmal nocturnal hemoglobinuria (“PNH”) and complement 3 glomerulopathy (“C3G”). We have multiple ongoing Phase 2 clinical trials evaluating zaltenibart in these indications.

We have one ongoing Phase 1 study in healthy subjects that is evaluating higher doses than were used in the completed Phase 1 study. We also have three ongoing Phase 2 clinical trials evaluating zaltenibart for PNH. The first is in PNH patients who have not previously been treated with a complement inhibitor and the second in PNH patients who have had an unsatisfactory response to ravulizumab, an inhibitor of complement component 5 (“C5”). The third Phase 2 clinical trial is an open-label extension study to assess the long-term efficacy and safety of zaltenibart in patients who have completed either of the other two PNH Phase 2 clinical trials.

The ongoing Phase 1 study has successfully dosed subjects at two different dose levels, and data from this study have provided important pharmacokinetic (“PK”) and pharmacodynamic (“PD”) information for determination of final dosing for our Phase 3 trials.

Results from a pre-specified interim analysis of our ongoing Phase 2 clinical trial of zaltenibart in complement-inhibitor-naïve adults with PNH were featured in a podium presentation at the annual meeting of the American Society of Hematology in December 2023. The interim analysis results showed statistically significant and clinically meaningful improvements in all measured markers of hemolysis, including hemoglobin and lactate dehydrogenase. This study was amended to gather additional data to inform the choice of zaltenibart dose for Phase 3 development. These data have been collected and are being analyzed.

Enrollment is complete and dosing is ongoing in our Phase 2 trial evaluating two doses of zaltenibart in PNH patients who have had an unsatisfactory response to the C5 inhibitor ravulizumab. Utilizing a “switch-over” design, this study enrolls PNH patients receiving ravulizumab, adds zaltenibart to provide combination therapy with ravulizumab for 24 weeks, and then, in those patients who demonstrate a hemoglobin response with the combination therapy, switches to zaltenibart monotherapy. In June 2024, efficacy data from a pre-specified interim analysis of the combination therapy portion of the trial were featured in a podium presentation at the annual congress of the European Hematology Association held in Madrid, Spain. The interim analysis showed that the addition of zaltenibart therapy to ravulizumab treatment resulted in statistically significant and clinical meaningful improvements in both mean hemoglobin levels and absolute reticulocyte counts by week 4 of combination therapy, with a sustained response demonstrated through week 24 (the latest assessment prior to the interim analysis cutoff). All 13 enrolled patients were included in the interim analysis. All patients in the high-dose group achieved clinical response, defined as an increase in hemoglobin of at least 2 grams, and six of seven patients in the low-dose group achieved this same clinical response. Interim analysis data from the monotherapy portion of the trial showed that clinically meaningful improvements in hemoglobin levels and absolute reticulocyte counts were sustained following transition to zaltenibart monotherapy and prevented both intra-vascular and extra-vascular hemolysis. As with all other clinical studies with zaltenibart, the drug was well tolerated without any safety signal of concern. Full details from the interim analysis in the monotherapy portion of the trial are expected to be presented at a relevant scientific congress in late 2024.

We have initiated an open-label extension study to assess the long-term efficacy and safety of zaltenibart in patients with PNH. In the extension study, PNH patients who have completed a previous study evaluating zaltenibart roll directly into the extension study without a break in zaltenibart treatment. Data from this study will contribute to a planned BLA for zaltenibart in the treatment of PNH. Selection of the dose level and frequency for the Phase 3 studies and commercialization, if approved, is being informed by PK data from the two Phase 1 single-ascending-dose studies of zaltenibart in healthy subjects and interim data from our ongoing clinical trials in PNH patients.

In February 2024, we met with FDA to discuss our development program for zaltenibart in PNH. We presented clinical and nonclinical data and requested input on expectations for Phase 3 studies and BLA submission. FDA confirmed that the scope of our nonclinical program is sufficient to support Phase 3 clinical studies and provided input on dosing and design of the proposed Phase 3 program to support a BLA in PNH. We expect to meet again with FDA as well as European regulators later this year to discuss further details of our planned Phase 3 studies. Phase 3 clinical trials evaluating zaltenibart in PNH are targeted to begin in late 2024.

We also have an ongoing Phase 2 clinical program evaluating zaltenibart for the treatment of C3G, a rare and debilitating renal disease driven by complement dysregulation. Notably, the relevance of the alternative pathway to C3G has been clinically validated in a Phase 3 trial with another inhibitor of the alternative pathway that reported positive results in the treatment of C3G. Sites are now open in multiple countries and enrollment has begun. We are targeting to initiate Phase 3 development for C3G in the first quarter of 2025.

PDE7 Inhibitor Programs

Our PDE7 inhibitor program, which we refer to as OMS527, comprises multiple PDE7 inhibitor compounds and is based on our discoveries of previously unknown links between PDE7 and any addiction or compulsive disorder, and between PDE7 and any movement disorders. In April 2023, we were awarded a grant from the National Institute on Drug Abuse (“NIDA”), part of the National Institutes of Health, and requested by NIDA to develop our lead orally administered PDE7 inhibitor compound, for which we have successfully completed a Phase 1 study, for the treatment of cocaine use disorder (“CUD”). NIDA awarded the grant to us for a total of $6.69 million over three years, of which we have claimed and received $0.9 million of funding to date and recognized $0.6 million into Other Income in our condensed consolidated statement of operations and comprehensive loss. The grant is intended to support preclinical cocaine interaction/toxicology studies to assess safety of the therapeutic candidate in the presence of concomitant cocaine administration, as well as an in-patient, placebo-controlled clinical study evaluating the safety and effectiveness of OMS527 in adults with CUD who receive concurrent intravenous cocaine. The preclinical study is intended to provide the toxicology data necessary to support the human study of OMS527 in CUD. The toxicology study is underway and is expected to be completed in late 2024.

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

On December 23, 2021, we closed an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Rayner Surgical Inc. (“Rayner”) for the sale of OMIDRIA and related business assets. Under the Asset Purchase Agreement, we were entitled to receive a $200.0 million milestone payment (the “Milestone Payment”) within 30 days following an event (the “Milestone Event”) that establishes separate payment for OMIDRIA for a continuous period of at least four years when furnished in the ambulatory surgery center setting. The Milestone Event occurred in December 2022 and we recorded a $200.0 milestone receivable. We received the Milestone Payment together with accrued interest in February 2023.

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

As a result of the OMIDRIA divestiture, the results of OMIDRIA activities are classified as discontinued operations in our condensed consolidated statements of operations and comprehensive loss and excluded from continuing operations for all periods presented (See “Note 7 — Discontinued Operations – Sale of OMIDRIA” in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q).

On September 30, 2022, we sold to DRI Healthcare Acquisition LP (“DRI”) an interest in a portion of our future OMIDRIA royalty receipts and received $125.0 million in cash consideration which we recorded as an OMIDRIA royalty obligation on our condensed consolidated balance sheet. DRI was entitled under that arrangement to receive royalties on OMIDRIA net sales between September 1, 2022 and December 31, 2030, subject to certain annual caps. The liability is being amortized over the term of the arrangement using the implied effective interest rate of 10.27%. Interest expense on the royalty obligation is recorded as a component of continuing operations.

On February 1, 2024, we entered into amended and restated royalty purchase agreement pursuant to which we sold to DRI an expanded interest in our OMIDRIA royalties (the “DRI Amendment”). We received $115.5 million in cash consideration, which we recorded as an addition to the OMIDRIA royalty obligation. The DRI Amendment eliminated the previously existing annual caps on royalty payments effective beginning in the first quarter of 2024 and entitled DRI to receive all royalties on U.S. net sales of OMIDRIA payable between January 1, 2024 and December 31, 2031. DRI is entitled to payment only to the extent of royalty payments that are payable on U.S. net sales of OMIDRIA on or before December 31, 2031 and DRI has no recourse to our assets other than its interest in the OMIDRIA royalties. We retain the right to receive all royalties payable by Rayner on any net sales of OMIDRIA outside the U.S. payable from and after January 1, 2024, as well as all royalties on global net sales of OMIDRIA payable from and after December 31, 2031. In addition to the cash consideration received at closing, the DRI Amendment also entitles us to receive two milestone payments of up to $27.5 million each, payable in January 2026 and January 2028, respectively, based on achievement of certain thresholds for U.S. net sales of OMIDRIA. See “Note 8 — OMIDRIA Royalty Obligation” in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

2024 Term Loan and Repurchase of 2026 Notes

On June 3, 2024 (the “Closing Date”), we, with certain subsidiaries, as guarantors, entered into a Credit and Guaranty Agreement (the “Credit Agreement”) with certain funds managed by Athyrium Capital Management, LP (collectively, “Athyrium”) and certain funds managed by Highbridge Capital Management, LLC (collectively, “Highbridge”) as lenders (together with additional lenders from time to time, the “Lenders”) and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent. The Credit Agreement provides for a senior secured term loan facility initially of up to $92.1 million consisting of (i) an initial term loan of $67.1 million (the “Initial Term Loan”), which was fully funded on the Closing Date, and (ii) a $25.0 million delayed draw term loan (the “Delayed Draw Term Loan”), which may be drawn once in full on or prior to June 3, 2025, provided that the we have received FDA approval of narsoplimab in TA-TMA. Proceeds of the Delayed Draw Term Loan, if borrowed, must be used to fund the commercialization of narsoplimab and to pay transaction costs associated with the Delayed Draw Term Loan. The Initial Term Loan has no original issue discount, while the Delayed Draw Term Loan would be issued with an original issue discount of 3.00%. Neither the Initial Term Loan nor the Delayed Draw Term Loan include any equity consideration for the Lenders (i.e., the transaction is non-dilutive to the Company’s shareholders).

On the Closing Date, we used the $67.1 million Initial Term Loan, along with $21.2 million of cash on hand, subject to certain post-closing adjustments, to repurchase from the Lenders $118.1 million aggregate principal amount of the Company’s existing 5.25% convertible senior notes due on February 15, 2026 (the “2026 Notes,” and such repurchase the “2026 Note Repurchase Transaction” ). The principal amount retired in the 2026 Note Repurchase Transaction represents a 55% reduction of the outstanding principal balance of the 2026 Notes at a purchase price of approximately 75% of par value. We paid accrued and unpaid interest on the repurchased 2026 Notes through the Closing Date. As of June 30, 2024, we accrued $0.6 million in post-closing adjustments to certain Lenders and paid them in July 2024.

We are permitted under the Credit Agreement to repurchase additional outstanding 2026 Notes for cash in open market or privately negotiated transactions, subject to certain limitations described below. Additionally, until the earlier of November 1, 2025 and the date the we elect to draw under the Delayed Draw Term Loan, we, at our sole discretion, may exchange up to $14.9 million aggregate principal amount of outstanding 2026 Notes for cash and additional term loan amounts, with the holders of such notes becoming Lenders under the Credit Agreement (any such additional term loans, together with the Initial Term Loan and the Delayed Draw Term Loan, the “Loans”). We also retain all potential future value of the capped call purchased in connection with the issuance of the 2026 Notes covering all shares underlying the original 2026 Notes.

All indebtedness outstanding under the Credit Agreement is guaranteed by certain of our direct and indirect subsidiaries, other than certain foreign subsidiaries that are not material (we and the guarantors, collectively, the “Credit Parties”). Pursuant to a Pledge and Security Agreement, dated June 3, 2024 (the “Pledge and Security Agreement”), the indebtedness under the Credit Agreement is secured by a first-priority security interest in and lien on substantially all tangible and intangible property of the Credit Parties, subject to customary exceptions, and excluding royalty interests in OMIDRIA® and certain related rights.

The Credit Agreement contains certain customary default provisions, representations and warranties and affirmative and negative covenants, including a covenant for the Credit Parties to maintain at all times unrestricted cash and cash equivalents of at least $25.0 million in accounts subject to control agreements, and a covenant limiting the use of cash for open market or privately negotiated repurchases of any outstanding 2026 Notes to: (i) an initial amount not exceeding $25.0 million, which may be increased by up to an additional $10.0 million subject to the satisfaction of certain conditions; (ii) an unlimited amount, if the amount of Loans outstanding at the time of repurchase does not exceed $38.5 million; and (iii) an additional amount not to exceed 50% of the net cash proceeds from an equity offering, provided that we offer to prepay an equal amount of Loans with the net cash proceeds of such offering.

The Loans accrue interest at a rate of adjusted term SOFR (with a 3.00% floor) plus 8.75% per annum, payable quarterly. We may choose to pay up to 50% of any quarterly interest payment in kind by adding the portion of such interest payment to the outstanding principal amount of Loans using a quarterly interest rate of adjusted term SOFR (with a 3.00% floor) plus 10.25% per annum. A default interest rate of an additional 3.00% per annum would apply on all outstanding obligations after the occurrence and during the continuance of certain specified events of default.

The Credit Agreement with a four-year term has a scheduled maturity date of June 3, 2028 (unless all Loans become due and payable at an earlier date, whether by acceleration or otherwise). If on November 1, 2025, (i) the aggregate principal amount of the 2026 Notes outstanding that is not held by the Lenders is equal to or greater than $38.5 million and (ii) we have not made nor delivered notice that we expect to make certain voluntary or mandatory prepayments under the Credit Agreement of at least $20.0 million in the aggregate, then we would be required to prepay the Loans in the amount necessary to achieve the $20.0 million prepayment requirement. All mandatory prepayments are subject to the prepayment premiums as described below.

We may elect to prepay Loans, in whole or in part, in cash, subject to (i) during the first year of such Loans, a make-whole premium plus 5.00% of the aggregate principal amount of Loans subject to prepayment (unless the prepayment is made in contemplation of a change of control, in which case only the make-whole premium would be payable); (ii) during the second year, a 5.00% prepayment premium; and (iii) during the third year, a 3.00% prepayment premium. The Credit Agreement requires mandatory prepayments of Loans in an amount equal to 60% of the net cash proceeds (excluding research and development and certain other milestone payments) received by the Credit Parties from asset sales and licenses, provided that if an asset sale or license involving narsoplimab occurs while any Delayed Draw Term Loans are outstanding, mandatory prepayments must be in an amount equal to 100% of the net cash proceeds from such sale. Mandatory prepayments are also required: (i) from insurance recoveries on loss of property that are not otherwise reinvested in other assets of the Credit Parties; (ii) from indebtedness incurred by any of the Credit Parties other than as permitted by the Credit Agreement; (iii) in the event of a change of control and (iv) in respect of 25% of the amount of any Milestone Payment received from DRI its affiliates on the basis of net sales of OMIDRIA.

Financial Summary

Our loss for the three and six months ended June 30, 2024 was $56.0 million and $93.2 million, respectively. As of June 30, 2024, we had cash, cash equivalents and short-term investments of $158.9 million available to fund operations and to service debt.

Results of Operations

Research and Development Expenses

Our research and development expenses can be divided into three categories: direct external expenses, which include clinical research and development and preclinical research and development activities; internal overhead and other expenses; and stock-based compensation expense. Direct external expenses consist primarily of expenses incurred pursuant to agreements with third-party manufacturing organizations prior to receiving regulatory approval for a drug candidate, contract research organizations, clinical trial sites, collaborators, licensors and consultants. Pre-clinical research and development includes costs prior to beginning Phase 1 studies in human subjects. Internal overhead and other expenses primarily consist of costs for personnel, overhead, rent, utilities and depreciation. The following table illustrates our expenses associated with these activities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands)
Research and development expenses:
Direct external expenses:
Clinical research and development:
MASP-2 program - OMS721 (narsoplimab)	$22,003	$9,970	$28,688	$18,922
MASP-3 program - OMS906 (zaltenibart)	8,173	5,280	13,426	7,791
MASP-2 program - OMS1029	1,170	1,390	2,296	2,710
Other	28	33	28	78
Total clinical research and development	31,374	16,673	44,438	29,501
Preclinical research and development	1,789	1,533	3,369	2,442
Total direct external expenses	33,163	18,206	47,807	31,943
Internal overhead and other expenses	11,116	10,300	22,228	19,901
Stock-based compensation expenses	1,069	1,133	2,083	2,405
Total research and development expenses	$45,348	$29,639	$72,118	$54,249

For the three and six months ended June 30, 2024, clinical research and development expenses increased $14.7 million and $14.9 million, respectively, compared to the prior year periods. The increases were primarily due to increased narsoplimab drug substance manufacturing and zaltenibart clinical research costs, partially offset by decreased clinical expenditures on narsoplimab due to the termination of our IgA nephropathy program following analysis of our Phase 3 clinical trial results. Our accounting policy is to expense all manufacturing costs related to drug candidates until regulatory approval is reasonably assured in either the U.S. or European Union.

For the three and six months ended June 30, 2024, internal overhead and other expenses increased $0.8 million and $2.3 million, respectively, as compared to the same periods in the prior year. The increases were primarily due to additional employee related costs and receipt of an Employee Retention Credit received in the second quarter of the prior year that was recorded as an offset to expense.

Stock-based compensation expenses decreased $0.3 million for the six months ended June 30, 2024 as compared to the same period in the prior year, primarily due to the valuation and timing of the vesting of employee stock options.

We expect research and development expenses in the third quarter of 2024 to be substantially lower than those in the second quarter of this year primarily due to the manufacturing costs associated with narsoplimab that were expensed in the second quarter.

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

Selling, General and Administrative Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands)
Selling, general and administrative expenses:
Selling, general and administrative expenses, excluding stock-based compensation expense	$12,109	$9,580	$22,729	$18,961
Stock-based compensation expense	1,699	1,680	3,343	3,402
Total selling, general and administrative expenses	$13,808	$11,260	$26,072	$22,363

For the three and six months ended June 30, 2024, selling, general and administrative expenses, excluding stock-based compensation expense, increased $2.5 million and $3.8 million, respectively, as compared to the same periods in the prior year. The increase was primarily due to legal and financial advisory expenses incurred in the connection with the 2026 Note Repurchase Transaction, receipt of an Employee Retention Credit in the second quarter of 2023 (that was recorded as an offset to expense) and patent related expenses.

We expect selling, general and administrative expenses in the third quarter of 2024 to be lower compared to those in the second quarter of this year.

Interest Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands)
Interest expense	$9,215	$7,932	$17,446	$15,865

Interest expense is primarily comprised of interest and amortization of debt discount and issuance costs on our 2026 Notes as well as interest on our DRI royalty obligation (see “Note 6 — Debt” and “Note 8 — OMIDRIA Royalty Obligation” in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q).

Interest expense for the three and six months ended June 30, 2024 increased $1.3 million and $1.6 million, respectively, due to a $115.5 million of borrowing under our royalty obligation with DRI in February 2024. These increases were partially offset by a reduction in interest expense from the retirement at maturity in November 2023 of our 6.25% convertible senior notes, which had a par value of $95.0 million, and the partial repurchase of our 2026 Notes in December 2023 and in June 2024, which had a collective par value of $127.2 million.

We expect that interest expense for the third quarter of 2024 will decrease from the second quarter due to the net reduction of debt resulting from the 2026 Note Repurchase Transaction.

Interest and Other Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands)
Interest and other income	$3,247	$4,537	$6,662	$8,500

Interest and other income decreased $1.3 million and $1.8 million for the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023 primarily due to holding a lower average cash and investment balance than in the prior year.

We expect interest and other income for the third quarter of 2024 to be lower compared to those in the second quarter of this year due to lower average cash and investment balances.

Discontinued operations and OMIDRIA contract royalty asset

Net income from OMIDRIA discontinued operations, net of tax is shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands)
Interest earned on OMIDRIA contract royalty asset	$4,271	$3,829	$8,614	$7,754
Remeasurement adjustments	4,314	3,147	6,653	4,824
Other income, net	499	24	483	404
Net income from discontinued operations, net of tax	$9,084	$7,000	$15,750	$12,982

Interest is earned on the OMIDRIA contract royalty asset at an implied effective interest rate of 11.0%. The $0.4 million and $0.9 million increase in interest earned for the three and six months ended June 30, 2024, respectively, were due to a higher OMIDRIA contract royalty asset balance in 2024 than during the same periods in 2023. The increased balance in the OMIDRIA contract royalty asset resulted from periodic remeasurements made during 2023.

For the three and six months ended June 30, 2024, remeasurement adjustments increased $1.2 million and $1.8 million, respectively, reflecting the increased interest incurred on the OMIDRIA contract royalty asset as a result of remeasurements made during 2023.

The following schedule presents a roll forward of the OMIDRIA contract royalty asset (in thousands):

OMIDRIA contract royalty asset at December 31, 2023	$168,109
Royalties earned	(20,283)
Interest earned on OMIDRIA contract royalty asset	8,614
Remeasurement adjustments	6,653
OMIDRIA contract royalty asset at June 30, 2024	$163,093

Financial Condition – Liquidity and Capital Resources

As of June 30, 2024, we had cash, cash equivalents and short-term investments of $158.9 million. Our loss for the three and six months ended June 30, 2024 was $56.0 million and $93.2 million, respectively. Cash used in operations for the six months ended June 30, 2024 was $87.8 million. The second quarter of 2024 includes a $17.6 million charge for delivery of narsoplimab drug substance. In addition, we made a $21.2 million payment for term loan-related debt repurchase and incurred $1.9 million of term loan-related transaction costs. Pursuant to a covenant in the Credit Agreement entered on June 3, 2024, we must maintain at all times unrestricted cash and cash equivalents of at least $25.0 million.

Historically, we have incurred net losses from continuing operations and negative operating cash flows. We have not yet established an ongoing source of revenue sufficient to cover our operating costs; therefore, we potentially need to continue to raise additional capital to accomplish our business plan. We have a sales agreement to sell shares of our common stock, from time to time, in an “at the market” equity offering facility through which we may offer and sell shares of our common stock equaling an aggregate amount up to $150.0 million. In addition, our Delayed Draw Term Loan of $25.0 million may be drawn once in full on or prior to June 3, 2025 at our election, but it is conditioned on the approval by FDA of narsoplimab in TA-TMA. Proceeds of the Delayed Draw Term Loan may only be used toward any related transaction costs and for commercialization efforts of TA-TMA.

We may pursue additional debt financings to retire the 2026 Notes that remain outstanding and to fund operations. Should it be determined to be strategically advantageous, we could pursue public and private offerings of our equity securities, or other strategic transactions, which may include licensing or selling a portion or all of one or more of our existing technologies. However, pursuing debt financings, certain equity offerings or other strategic transactions may result in mandatory prepayments of the Initial Term Loan to the Credit Agreement. (See “Note 6 — Debt” for further details). We expect to continue to fund our operations and service our debt for at least the next twelve months with our existing cash and investments. We plan to manage our operating expenses and reduce our cash requirements by reducing or delaying selected research and development efforts and by managing operating expenses.

Cash Flow Data

	Six Months Ended
	June 30,
	2024	2023
	(In thousands)
Selected cash flow data
Cash provided by (used in):
Operating activities	$(87,765)	$142,198
Investing activities	$11,225	$(145,956)
Financing activities	$71,555	$(648)

Operating Activities. Net cash used in operating activities for the six months ended June 30, 2024 increased by $230.0 million compared to the same period in 2023. This change was primarily due to collecting a $200.0 million Milestone Payment from Rayner in the prior year, a $22.2 million increase in net loss, a $9.1 million decrease in accounts payable and accrued expenses, and a $2.9 million decrease in prepaid expenses.

Investing Activities. Cash flows provided by investing activities primarily reflects cash used to purchase short-term investments and proceeds from the sale of those investments. This frequently causes a shift between our cash, cash equivalents and short-term investment balances. As we manage our usage with respect to total cash, cash equivalents and short-term investments, we do not consider fluctuations in cash flows from investing activities to be important to the understanding of our liquidity and capital resources.

Net cash provided by investing activities during the six months ended June 30, 2024 increased by $157.2 million as compared to the same period in 2023. The increase was due to the timing of purchasing investments and of maturities of investments. Significant initial investment purchases during the periods were the investment of the $200.0 million Milestone Payment we received from Rayner in February 2023 and the $115.5 million we received from DRI related to the sale of future OMIDRIA royalties in February 2024.

Financing Activities. Net cash provided by financing activities during the six months ended June 30, 2024 increased $72.2 million compared to the same period in 2023. The increase was primarily due to receiving the $115.5 million related to the sale of future OMIDRIA royalties in February 2024 from DRI offset by $10.7 million of principal payments on the OMIDRIA royalty obligation. Additionally, we paid $21.2 million to the Lenders in the 2026 Note Repurchase Transaction and repurchased 3.2 million shares of our common stock for $11.9 million.

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

Operating Leases

Our lease for our office and laboratory space ends in November 2027. We have two options to extend the lease term by five years each. In addition, we carry various finance lease obligations for laboratory and office equipment. As of June 30, 2024, the remaining aggregate non-cancelable rent payable under the initial term of the lease, excluding common area maintenance and related operating expenses, is $23.4 million.

Convertible Senior Notes and Long-Term Debt

See “Note 6 — Debt” in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily confined to our investment securities. The primary objective of our investment activities is to preserve our capital to fund operations, and we do not enter into financial instruments for trading or speculative purposes. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in high-credit-quality securities. As of June 30, 2024, we had cash, cash equivalents and short-term investments of $158.9 million. In accordance with our investment policy, we invest funds in highly liquid, investment-grade securities. These securities in our investment portfolio are not leveraged and are classified as available-for-sale. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a materially negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates and, with our current portfolio of short-term investments, we are not exposed to potential loss due to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2024. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our Credit Agreement places restrictions on our operating and financial flexibility and could, if we were to default, adversely affect our liquidity and ability to retain title to our assets.

We have borrowed approximately $67.1 million under the Credit Agreement and pledged substantially all of our assets, including our intellectual property, as collateral. The Credit Agreement restricts our ability to, among other things, incur indebtedness, grant liens, dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates, pay cash dividends or make distributions, repurchase stock, repurchase our 2026 Notes, license certain of our intellectual property on an exclusive basis and engage in significant business transactions such as a change of control. Any of these restrictions could significantly limit our operating and financial flexibility and ability to respond to changes in our business or competitive activities. The failure to satisfy these or other obligations under the Credit Agreement could constitute an event of default, which could provide the lenders with a right to accelerate our repayment obligations under the Credit Agreement and to take control of our pledged assets, which include substantially all of our intellectual property. Upon acceleration of the Credit Agreement, we would be required to repay outstanding amounts immediately or to attempt to reverse the declaration through negotiation or litigation. In addition, if an acceleration event were to occur under the Credit Agreement and not be cured, the trustee or the holders of the 2026 Notes would have the right to accelerate our repayment obligations for all principal and accrued and unpaid interest on the 2026 Notes then outstanding. If we are unable to repay amounts outstanding under the Credit Agreement and 2026 Notes in the event they are accelerated, we could be forced into bankruptcy or liquidation and we would lose title to substantially all of our assets, including our intellectual property. In any such proceeding, the lenders’ right to repayment under the Credit Agreement would be senior to the right of repayment of the holders of the 2026 Notes and the rights of both would be senior to the rights of the holders of our common stock. Any event of default could accordingly have a material adverse effect on our operations, financial condition and liquidity, and could cause the price of our 2026 Notes and common stock to decline significantly.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)   None.

(b)   None.

(c)   Our directors and Section 16 reporting officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”). During the three months ended June 30, 2024, the following 10b5-1 Plans were adopted:

●

On June 14, 2024, Thomas J. Cable, a member of our Board of Directors, adopted a 10b5-1 Plan providing for the potential exercise of vested stock options and the associated sale of up to 27,500 shares of our common stock under certain conditions. Mr. Cable’s 10b5-1 Plan will remain in effect until the earliest of (i) June 12, 2026, (ii) the date on which all of the shares of common stock covered by the 10b5-1 Plan have been sold, and (iii) such time as Mr. Cable’s 10b5-1 Plan is otherwise terminated or expires according to its terms.

●

On June 27, 2024, Gregory A. Demopulos, M.D., our President, Chief Executive Officer and Chairman of the Board of Directors, adopted a 10b5-1 Plan providing for the potential exercise of vested stock options for 449,999 shares of our common stock, and the associated sale of up to all or a portion of the underlying shares under certain conditions. Dr. Demopulos’ 10b5-1 Plan will remain in effect until the earliest of (i) October 29, 2024 (which is the expiration date of the stock options covered by the 10b5-1 Plan), (ii) the date on which all of the shares of common stock covered by the 10b5-1 Plan have been sold, and (iii) such time as Dr. Demopulos’ 10b5-1 Plan is otherwise terminated or expires according to its terms.

No other directors or Section 16 reporting officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K) during the three months ended June 30, 2024.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1 †	Credit and Guaranty Agreement, dated as of June 3, 2024, among the Company, certain subsidiaries of the Company, as guarantors, various Lenders and Wilmington Savings Fund Society, FSB, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed June 3, 2024)
10.2	Pledge and Security Agreement, dated as of June 3, 2024, between the Company, nura inc. and Wilmington Savings Fund Society, FSB, as Collateral Agent (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed June 3, 2024)
10.3	Fifteenth Amendment to Lease dated November 1, 2022 between Omeros Corporation and BMR-201 Elliott Avenue LLC
31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Link base Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.1	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)

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

OMEROS CORPORATION

Dated: August 7, 2024	/s/ Gregory A. Demopulos
Gregory A. Demopulos, M.D.
President, Chief Executive Officer and Chairman of the Board of Directors

Dated: August 7, 2024	/s/ David J. Borges
David J. Borges
Vice President, Finance, Chief Accounting Officer and Treasurer