Form 10-Q
period 2024-09-30
OMEROS CORP
filed 2024-11-13
CIK 1285819

ear

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 8, 2024, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 57,949,760.

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

●     our expectations regarding anticipated or potential paths to regulatory approval of narsoplimab by the U.S. Food and Drug Administration (“FDA”) and/or the European Medicines Agency (“EMA”), including whether and when our biologics license application (“BLA”) for narsoplimab in hematopoietic stem cell transplant-associated thrombotic microangiopathy (“TA-TMA”) may be resubmitted to FDA, whether and when a marketing authorization application (“MAA”) may be submitted to the EMA for narsoplimab in any indication, and whether and when FDA, the EMA or any other regulatory authority will grant approval for narsoplimab in TA-TMA or in any other indication;

●     our expectation that our contract manufacturer will manufacture narsoplimab when needed to support any regulatory inspection, if required by FDA in connection with its review of any resubmission of our BLA for narsoplimab in TA-TMA and, if approved, to support commercial sale of narsoplimab;

●     our plans for the commercial launch of narsoplimab following any regulatory approval and our estimates and expectations regarding coverage and reimbursement for any approved products;

●     our expectations regarding the clinical, therapeutic and competitive benefits and importance of our product candidates, including narsoplimab and zaltenibart;

●     our ability to design, initiate and/or successfully complete clinical trials and other studies for our product candidates and our plans and expectations regarding our ongoing or planned clinical trials;

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

●     our expectations about the commercial competition that our product candidates, if commercialized, face or may face;

●     our involvement in existing or potential claims, legal proceedings and administrative actions, and the merits, potential outcomes and effects of both existing and potential claims, legal proceedings and administrative actions, as well as regulatory determinations, on our business, prospects, financial condition and results of operations;

●     the extent of protection that our patents provide and that our pending patent applications will provide, if patents are issued from such applications, for our technologies, programs, and product candidates;

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

OMEROS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED September 30, 2024

INDEX

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMEROS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$1,521	$7,105
Short-term investments	121,636	164,743
OMIDRIA contract royalty asset, current	29,243	29,373
Receivables	6,394	8,096
Prepaid expense and other assets	6,127	8,581
Total current assets	164,921	217,898
OMIDRIA contract royalty asset, non-current	129,488	138,736
Right of use assets	15,933	18,631
Property and equipment, net	1,939	1,950
Restricted investments	1,054	1,054
Total assets	$313,335	$378,269

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$7,723	$7,712
Accrued expenses	23,246	31,868
OMIDRIA royalty obligation, current	18,884	8,576
Lease liabilities, current	5,770	5,160
Total current liabilities	55,623	53,316
Convertible senior notes, net	97,032	213,155
Long-term debt, net	92,427	—
OMIDRIA royalty obligation, non-current	205,089	116,550
Lease liabilities, non-current	14,242	18,143
Other accrued liabilities, non-current	3,094	2,088
Commitments and contingencies (Note 10)
Shareholders’ equity (deficit):
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized; none issued and outstanding at September 30, 2024 and December 31, 2023.	—	—
Common stock, par value $0.01 per share, 150,000,000 shares authorized at September 30, 2024 and December 31, 2023; 57,949,760 and 61,128,597 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively.	579	611
Additional paid-in capital	724,236	727,936
Accumulated deficit	(878,987)	(753,530)
Total shareholders’ deficit	(154,172)	(24,983)
Total liabilities and shareholders’ equity (deficit)	$313,335	$378,269

See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Costs and expenses:
Research and development	$24,084	$31,731	$96,203	$85,980
Selling, general and administrative	11,323	16,422	37,395	38,785
Total costs and expenses	35,407	48,153	133,598	124,765
Loss from operations	(35,407)	(48,153)	(133,598)	(124,765)
Interest expense	(4,052)	(7,916)	(21,498)	(23,781)
Interest and other income	2,346	4,413	9,008	12,913
Net loss from continuing operations	(37,113)	(51,656)	(146,088)	(135,633)
Net income from discontinued operations, net of tax	4,881	13,906	20,631	26,888
Net loss	$(32,232)	$(37,750)	$(125,457)	$(108,745)

Basic and diluted net income (loss) per share:
Net loss from continuing operations	$(0.64)	$(0.82)	$(2.51)	$(2.16)
Net income from discontinued operations	0.08	0.22	0.36	0.43
Net loss	$(0.56)	$(0.60)	$(2.15)	$(1.73)

Weighted-average shares used to compute basic and diluted net income (loss) per share	57,948,093	62,856,721	58,232,007	62,840,990

See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2024	61,128,597	$611	$727,936	$(753,530)	$(24,983)
Issuance of common stock upon exercise of stock options	9,339	—	32	—	32
Repurchases of common stock	(3,195,241)	(32)	(11,819)	—	(11,851)
Stock-based compensation expense	—	—	2,658	—	2,658
Net loss	—	—	—	(37,184)	(37,184)
Balance at March 31, 2024	57,942,695	579	718,807	(790,714)	(71,328)
Issuance of common stock upon exercise of stock options	1,464	—	3	—	3
Stock-based compensation expense	—	—	2,768	—	2,768
Net loss	—	—	—	(56,041)	(56,041)
Balance at June 30, 2024	57,944,159	579	721,578	(846,755)	(124,598)
Issuance of common stock upon exercise of stock options	5,601	—	17	—	17
Stock-based compensation expense	—	—	2,641	—	2,641
Net loss	—	—	—	(32,232)	(32,232)
Balance at September 30, 2024	57,949,760	$579	$724,236	$(878,987)	$(154,172)

Balance at January 1, 2023	62,828,765	$628	$720,773	$(635,717)	$85,684
Stock-based compensation expense	—	—	2,953	—	2,953
Net loss	—	—	—	(33,701)	(33,701)
Balance at March 31, 2023	62,828,765	628	723,726	(669,418)	54,936
Issuance of common stock upon exercise of stock options	19,556	—	97	—	97
Stock-based compensation expense	—	—	2,771	—	2,771
Net loss	—	—	—	(37,294)	(37,294)
Balance at June 30, 2023	62,848,321	628	726,594	(706,712)	20,510
Issuance of common stock upon exercise of stock options	17,170	—	53	—	53
Stock-based compensation expense	—	—	3,235	—	3,235
Net loss	—	—	—	(37,750)	(37,750)
Balance at September 30, 2023	62,865,491	$628	$729,882	$(744,462)	$(13,952)

See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net loss	$(125,457)	$(108,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,067	8,959
Amortization of discount and issuance costs on convertible notes	713	1,450
Depreciation and amortization	649	715
Amortization of non-cash interest and issuance costs on long-term debt	488	—
Non-cash interest earned on OMIDRIA contract royalty asset	(12,824)	(11,484)
Remeasurement of OMIDRIA contract royalty asset	(7,384)	(14,924)
Accretion on U.S. government treasury bills, net	(4,295)	(7,280)
Non-cash interest on royalty obligation	(1,553)	—
Changes in operating assets and liabilities:
OMIDRIA contract royalty asset	29,586	29,900
Prepaid expenses and other	1,790	876
Receivables	1,702	206,343
Accounts payable and accrued expense	(11,305)	3,741
Net cash provided by (used in) operating activities	(119,823)	109,551
Investing activities:
Proceeds from the sale and maturities of investments	969,221	751,114
Purchases of investments	(921,819)	(839,595)
Purchases of property and equipment	(139)	(308)
Net cash provided by (used in) investing activities	47,263	(88,789)
Financing activities:
Proceeds from sale of future royalties	115,525	—
Proceeds upon exercise of stock options	52	150
Cash paid to repurchase 2026 convertible senior notes	(21,179)	—
Principal payments on OMIDRIA royalty obligation	(15,125)	(854)
Repurchases of common stock	(11,851)	—
Principal payments on finance lease obligations	(446)	(427)
Net cash provided by (used in) financing activities	66,976	(1,131)
Net increase (decrease) in cash and cash equivalents	(5,584)	19,631
Cash and cash equivalents at beginning of period	7,105	11,009
Cash and cash equivalents at end of period	$1,521	$30,640

Supplemental cash flow information
Cash paid for interest	$28,122	$23,801
Cash paid (received) for income taxes, net	$(109)	$3,776
Equipment acquired under finance lease	$509	$632

See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Organization and Basis of Presentation

General

Omeros Corporation (“Omeros,” the “Company” or “we”) is a clinical-stage biopharmaceutical company committed to discovering, developing and commercializing first-in-class small-molecule and protein therapeutics for large-market as well as orphan indications targeting immunologic disorders including complement-mediated diseases, as well as cancers and addictive and compulsive disorders.

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

Clinical development of narsoplimab is currently focused primarily on hematopoietic stem cell transplant-associated thrombotic microangiopathy (“TA-TMA”). We successfully completed a pivotal clinical trial for narsoplimab in TA-TMA and previously submitted to FDA a biologics license application (“BLA”) seeking marketing approval for narsoplimab in this indication. In late 2021, FDA issued a complete response letter (“CRL”) with respect to the BLA in which the agency indicated that additional information would be needed to support regulatory approval. We appealed FDA’s decision to issue the CRL through a formal dispute resolution process that concluded in late 2022. Although our appeal was denied, the decision identified potential paths for resubmission of the BLA, including paths based on comparison of survival data from our completed pivotal trial previously submitted to FDA an analysis plan to assess survival data from our completed clinical trial, existing data from a historical control population available from an external source, and data from the narsoplimab expanded access program. As a part of our most recent meeting with FDA, in September 2024, we received minor feedback on our proposed statistical analysis plan for the primary endpoint – patient survival in our pivotal narsoplimab trial compared to that in an external registry of TA-TMA patients – which was a limited request to include certain additional sensitivity analyses. Additional sensitivity analyses were quickly incorporated into the plan and sent back to FDA. FDA’s reply is expected in November 2024. We have no other information requests pending and are not aware of any other impediment to resubmitting our narsoplimab BLA. After receiving FDA’s response and, assuming general alignment on the revised plan, we intend to proceed with conducting the primary and secondary efficacy analyses. If the results support resubmission, then we intend to finalize and resubmit our BLA as soon as possible. We are currently unable to provide a specific estimate of when or if we will resubmit the BLA or, subsequently, FDA’s timing for a decision regarding approval. Even if the results of the efficacy analysis are favorable and FDA accepts our resubmitted BLA for review, as with any BLA or new drug application, there can be no guarantee that FDA will approve narsoplimab for TA-TMA.

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

Our pipeline of clinical-stage complement-targeted therapeutic candidates also includes zaltenibart, a proprietary, patented monoclonal antibody targeting MASP-3, the key activator of the alternative pathway of complement. We have three ongoing clinical trials evaluating zaltenibart for the treatment of paroxysmal nocturnal hemoglobinuria (“PNH”). The first is in PNH patients who have not previously been treated with a complement inhibitor, and the second is in PNH patients who have had an unsatisfactory response to the C5 inhibitor ravulizumab. The third clinical trial is an open-label extension study to assess the long-term efficacy and safety of zaltenibart in patients who have completed either of the other two PNH Phase 2 clinical trials. We also have an ongoing clinical program evaluating zaltenibart for the treatment of C3G, a rare and debilitating renal disease driven by complement dysregulation.

Our phosphodiesterase 7 (“PDE7”) inhibitor program, which we refer to as OMS527, comprises multiple PDE7 inhibitor compounds and is based on our discoveries of previously unknown links between PDE7 and any addiction or compulsive disorder, and between PDE7 and any movement disorders. In April 2023, we were awarded a grant from the National Institute on Drug Abuse (“NIDA”), part of the National Institutes of Health, to develop, at NIDA’s request, our lead orally administered PDE7 inhibitor compound, for which we have successfully completed a Phase 1 study, for the treatment of cocaine use disorder (“CUD”). NIDA awarded the grant to us for a total of $6.69 million over three years, of which we have claimed and received $1.0 million of funding to date and recognized $0.8 million into Other Income in our condensed consolidated statement of operations and comprehensive loss. The grant is intended to support preclinical cocaine interaction/toxicology studies to assess safety of the therapeutic candidate in the presence of concomitant cocaine administration, as well as an in-patient, placebo-controlled clinical study evaluating the safety and effectiveness of OMS527 in adults with CUD who receive concurrent intravenous cocaine. The preclinical study is intended to provide the toxicology data necessary to support the human study of OMS527 in CUD. The toxicology study is underway and is expected to be completed later this year. Assuming that the results support further development, we expect enrollment in the study evaluating OMS527 in adult patients with CUD to begin in 2025, also fully funded by NIDA.

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

Term Loan and Repurchase of 2026 Notes

On June 3, 2024, we, with certain subsidiaries, as guarantors, entered into a Credit and Guaranty Agreement (the “Credit Agreement”) with funds managed by Athyrium Capital Management LP (collectively, “Athyrium”) and funds managed by Highbridge Capital Management, LLC (collectively, “Highbridge”) as lenders (the “Lenders”). The Credit Agreement provides for a senior secured term loan facility of up to $92.1 million, consisting of an initial term loan of $67.1 million (the “Initial Term Loan”) and a $25.0 million delayed draw term loan (the “Delayed Draw Term Loan”), which may be drawn once in full upon notice delivered on or prior to June 3, 2025, conditioned on receipt of FDA approval of narsoplimab in TA-TMA within 30 days of the notice.

Also on June 3, 2024, we used the Initial Term Loan along with $21.2 million of cash on hand, to repurchase from the Lenders $118.1 million aggregate principal amount of our existing 5.25% convertible senior notes due on February 15, 2026 (the “2026 Notes” and such repurchase, the “2026 Note Repurchase Transaction”), which resulted in a $51.0 million reduction in outstanding debt. In addition, we paid accrued and unpaid interest on the repurchased 2026 Notes through the closing date of the transaction. As a post-closing adjustment, we accrued $0.6 million which was paid in July 2024 in additional consideration to a certain Lender. (See “Note 6 — Debt” for a description of the Credit Agreement provisions).

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

Liquidity and Capital Resources

As of September 30, 2024, we had cash, cash equivalents and short-term investments of $123.2 million. For the nine months ended September 30, 2024, our cash used in operations was $119.8 million. This includes an $18.4 million charge for delivery of narsoplimab drug substance. In addition, we made a $21.2 million payment to repurchase $118.1 million of our 2026 Notes. Pursuant to a covenant in the Credit Agreement entered on June 3, 2024, we must maintain $25.0 million of unrestricted cash and cash equivalents at all times.

In recent years, Omeros has incurred net losses from continuing operations and negative cash flows from operations. The recurring losses, in combination with our cash and investment balances as of September 30, 2024, and an expected repayment of a portion of our outstanding debt on or prior to November 2025, raises substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to our ability to continue as a going concern.

As we currently do not have an ongoing source of revenue sufficient to cover our operating costs, we will need to raise additional capital to accomplish our business plan. We have a sales agreement to sell shares of our common stock, from time to time, in an “at the market” equity offering facility through which we may offer and sell shares of our common stock equaling an aggregate amount of up to $150.0 million. In addition, our Delayed Draw Term Loan of $25.0 million may be drawn once in full upon notice delivered on or prior to June 3, 2025, conditioned on receipt of FDA approval of narsoplimab in TA-TMA within 30 days of the notice. Proceeds of the Delayed Draw Term Loan may only be used towards any related transaction costs and for commercialization of narsoplimab efforts of TA-TMA.

We may pursue additional debt financings to retire the 2026 Notes that remain outstanding and to fund operations. Should it be necessary or determined to be strategically advantageous, we may also pursue public and private offerings of our equity securities, additional debt transactions/restructuring, future royalty sales, or other strategic transactions, which may include licensing or selling a portion or all of one or more of our existing technologies . However, pursuing debt financings, certain equity offerings or other strategic transactions may result in mandatory prepayments of the Initial Term Loan to the Credit Agreement. (See “Note 6 — Debt” for further details).

If these capital resources, for any reason, are needed but inaccessible, it would have a significantly negative impact on our financial condition. For purposes of determining available capital resources, royalty and/or milestone receipts are excluded. Should it be necessary, we plan to manage our operating expenses and reduce our projected cash requirements by delaying clinical trials, reducing selected research and development efforts, or implementing other restructuring activities.

The conditions described above, when evaluated in accordance with the relevant accounting literature, raise substantial doubt with respect to our ability to meet our obligations through November 13, 2025.

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

OMIDRIA Royalties, Milestones and Contract Royalty Assets

We have rights to receive future royalties from Rayner on OMIDRIA net sales at royalty rates that vary based on geography and certain regulatory contingencies. Therefore, future OMIDRIA royalties are treated as variable consideration. The sale of OMIDRIA qualified as an asset sale under GAAP. To measure the OMIDRIA contract royalty asset, we use the expected value approach which is the sum of the discounted probability-weighted royalty payments we would receive using a range of potential outcomes, to the extent that it is probable that a significant reversal in the amount of cumulative income recognized will not occur. The royalty rate applicable to U.S. net sales of OMIDRIA is 30% until the expiration or termination of the last issued and unexpired U.S. patent, which we expect to occur no earlier than 2035. Royalties earned are recorded as a reduction to the OMIDRIA contract royalty asset. All royalties received from Rayner, other than royalties related to any sales outside the U.S. and any royalties received after December 31, 2031, U.S. or ex-U.S. are passed through directly to DRI and are accounted for as interest expense and a reduction of the OMIDRIA royalty obligation. The amount recorded in discontinued operations in future periods will reflect interest earned on the outstanding OMIDRIA contract royalty asset at 11.0% and any amounts we receive that are different from the expected royalties. The OMIDRIA contract royalty asset is re-measured quarterly using the expected value approach, which incorporates actual results and future expectations. Any required adjustment to the OMIDRIA contract royalty asset is recorded in discontinued operations.

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

To the extent our estimates of future royalties differ materially from previous estimates, we will adjust the carrying amount of the liability for future OMIDRIA royalties to the present value of the revised estimated cash flows, discounted at the implied effective interest rate of 10.27% utilizing the cumulative catch-up method. The offset to the adjustment would be recognized as a component of net income (loss) from continuing operations and is recorded as a non-cash adjustment to interest expense (see “Note 8 — OMIDRIA Royalty Obligation”).

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

Financial Instruments and Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. Cash and cash equivalents are deposited in checking and sweep accounts at financial institutions. At times, our cash and cash equivalents balance held at a financial institution may exceed the federally insured limits. To limit the credit risk, we invest our excess cash in high-quality securities such as money market mutual funds, certificates of deposit and U.S. treasury bills. The Company has not experienced any losses on its deposits of cash and cash equivalents. Management believes that the Company is not currently exposed to significant credit risk as the Company’s short-term investments are held in custody at third-party financial institutions. The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and investments, and issuers of the investments to the extent recorded on the unaudited condensed consolidated balance sheets. As of September 30, 2024, the Company has no off-balance sheet concentrations of credit risk.

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

Potentially dilutive securities are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
2026 Notes convertible to common stock (1)(2)	5,293,414	12,172,008	8,882,651	12,172,008
2023 Notes convertible to common stock (3)	—	4,941,739	—	4,941,739
Outstanding options to purchase common stock	176,121	34,450	108,507	37,394
Outstanding restricted stock units(4)	—	70,250	—	70,250
Total potentially dilutive shares excluded from net loss per share	5,469,535	17,218,447	8,991,158	17,221,391

(1)

The 2026 Notes are subject to a capped call arrangements that potentially reduces the dilutive effect of conversion as described in “Note 6 — Debt.” Any potential impact of the capped call arrangement is excluded from this table.

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

Note 4—Investments and Fair-Value Measurements

All of our investments are held in our name and are classified as short-term and held-to-maturity on the accompanying condensed consolidated balance sheets. Interest income is included as a component of other income on our condensed consolidated statement of operations and comprehensive loss. Interest and other income for the three months ended September 30, 2024 and September 30, 2023 consists primarily of interest earned of $1.8 million and $4.0 million, respectively. Interest and other income for the nine months ended September 30, 2024 and September 30, 2023 consists primarily of interest earned of $7.1 million and $11.7 million, respectively.

The following tables summarize our investments:

	September 30, 2024
		Gross Unrealized
	Amortized Cost	Gains/(Losses)	Estimated Fair Value
	(In thousands)

U.S. government securities classified as short-term investments	$19,924	$4	$19,928
Money-market funds classified as short-term investments	101,712	—	101,712
Total short-term investments	121,636	4	121,640
Certificate of deposit classified as non-current restricted investments	1,054	—	1,054
Total investments	$122,690	$4	$122,694

	December 31, 2023
		Gross Unrealized
	Amortized Cost	Gains/(Losses)	Estimated Fair Value
	(In thousands)

U.S. government securities classified as short-term investments	$102,100	$19	$102,119
Money-market funds classified as short-term investments	62,643	—	62,643
Total short-term investments	164,743	19	164,762
Certificate of deposit classified as non-current restricted investments	1,054	—	1,054
Total investments	$165,797	$19	$165,816

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

Our fair value hierarchy for our financial assets and liabilities are as follows:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
U.S. government securities classified as short-term investments	$—	$19,928	$—	$19,928
Money-market funds classified as short-term investments	101,712	—	—	101,712
Total short-term investments	101,712	19,928	—	121,640
Certificate of deposit classified as non-current restricted investments	1,054	—	—	1,054
Total investments	$102,766	$19,928	$—	$122,694

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
U.S. government securities classified as short-term investments	$—	$102,119	$—	$102,119
Money-market funds classified as short-term investments	62,643	—	—	62,643
Total short-term investments	62,643	102,119	—	164,762
Certificate of deposit classified as non-current restricted investments	1,054	—	—	1,054
Total investments	$63,697	$102,119	$—	$165,816

Cash held in demand deposit accounts of $1.5 million and $7.1 million is excluded from our fair-value hierarchy disclosure as of September 30, 2024 and December 31, 2023, respectively. The carrying amounts reported in the accompanying condensed consolidated balance sheets for receivables, accounts payable and accrued liabilities, and other current monetary assets and liabilities approximate fair value.

See “Note 6 — Debt” and “Note 8 — OMIDRIA Royalty Obligation” for the carrying amount and estimated fair value of our outstanding term loan, convertible senior notes and the OMIDRIA royalty obligation.

Note 5 — Certain Balance Sheet Accounts

OMIDRIA Contract Royalty Asset

The OMIDRIA contract royalty asset consists of the following:

	September 30,	December 31,
	2024	2023
	(In thousands)
Short-term contract royalty asset	$29,243	$29,373
Long-term contract royalty asset	129,488	138,736
Total OMIDRIA contract royalty asset	$158,731	$168,109

See “Note 7 — Discontinued Operations – Sale of OMIDRIA” for discussion regarding the estimated fair value of our OMIDRIA contract royalty asset.

Receivables

Receivables consist of the following:

	September 30,	December 31,
	2024	2023
	(In thousands)
OMIDRIA royalty receivables	$6,095	$6,724
Other receivables	299	1,372
Total receivables	$6,394	$8,096

Property and Equipment, Net

Property and equipment, net consists of the following:

	September 30,	December 31,
	2024	2023
	(In thousands)
Equipment under finance lease obligations	$7,309	$6,929
Laboratory equipment	3,664	3,525
Computer equipment	1,113	1,113
Office equipment and furniture	624	624
Total cost	12,710	12,191
Less accumulated depreciation and amortization	(10,771)	(10,241)
Total property and equipment, net	$1,939	$1,950

For the three months ended September 30, 2024 and 2023, depreciation and amortization expense was $0.2 million for both periods. For the nine months ended September 30, 2024 and 2023, depreciation and amortization expense was $0.6 million and $0.7 million, respectively.

Accrued Expenses

Accrued expenses consists of the following:

	September 30,	December 31,
	2024	2023
	(In thousands)
Clinical trials	$8,404	$10,168
Employee compensation	6,930	7,380
Contract research and development	4,453	6,223
Interest payable	1,356	4,242
Consulting and professional fees	1,296	3,539
Other accrued expenses	807	316
Total accrued expenses	$23,246	$31,868

Note 6—Debt

2024 Secured Term Loan

On June 3, 2024, we entered into a Credit Agreement with the Lenders, which provides for a term loan credit facility of up to $92.1 million, in aggregate, consisting of an Initial Term Loan of $67.1 million and a Delayed Draw Term Loan of $25.0 million. The Delayed Draw Term Loan may be drawn once in full upon notice delivered on or prior to June 3, 2025, conditioned on receipt of FDA approval of narsoplimab in TA-TMA within 30 days of the notice. The Delayed Draw Term Loan would be issued with an original issue discount of 3.0% and the proceeds may be used only for commercialization of narsoplimab in TA-TMA and transaction costs associated with the Delayed Draw Term Loan. Until the earlier of November 1, 2025 and the date we elect to utilize the Delayed Draw Term Loan, the Company, at its sole discretion, may exchange up to $14.9 million aggregate principal amount of outstanding 2026 Notes for cash and/or additional term loan amounts, with the holders of such notes becoming Lenders under the Credit Agreement (any such additional term loans, together with the Initial Term Loan and the Delayed Draw Term Loan, the “Loans”). As of November 13, 2024, no such additional exchanges have occurred. All indebtedness under the Credit Agreement is secured by a first-priority security interest in and lien on substantially all our tangible and intangible property, subject to customary exceptions, and excluding royalty interests in OMIDRIA® and certain related rights.

In connection with our entry into the Credit Agreement, we used the Initial Term Loan along with $21.2 million of cash on hand to repurchase $118.1 million aggregate principal amount of the 2026 Notes held by the Lenders. The total consideration paid at closing of $88.3 million represents a purchase price equal to approximately 75% of the par value of the 2026 Notes retired in the transaction. The reduction in the aggregate outstanding principal balance of our 2026 Notes and incurrence of a new Initial Term Loan resulted in a $51.0 million reduction of our outstanding debt. The $29.8 million difference between the $118.1 million aggregate principal amount of the 2026 Notes and the $88.3 million aggregate repurchase price was recorded as a premium (i.e., an increase) to the long-term debt on the Company’s condensed consolidated balance sheet instead of being recognized as a gain on early extinguishment of debt. The premium is being amortized as both a non-cash reduction of long-term debt in the condensed consolidated balance sheets and interest expense in the condensed consolidated statement of operations and comprehensive loss over the duration of the term loan. As a post-closing adjustment, we accrued $0.6 million which was paid in July 2024 in additional cash consideration to a certain Lender.

The amount outstanding on the Initial Term Loan is as follows:

September 30,
2024
(In thousands)
Principal amount	$67,077
Unamortized debt premium, net of issuance costs and other	25,350
Total long-term debt	$92,427

The Loans have a stated maturity date of June 3, 2028 and bear interest at an adjusted secured overnight financing rate (“adjusted SOFR”), subject to a 3.0% floor, plus 8.75% per annum, payable quarterly from the closing date. As of September 30, 2024, the contractual interest rate on the Loans was 13.87%. We have the option to pay all of the interest in cash or to pay 50% in cash and pay-in-kind (“PIK”), the remaining interest. When this provision is elected, interest for the quarter, including both the cash interest and PIK interest, is calculated based on adjusted SOFR plus a 10.25% PIK margin (instead of the customary 8.75% margin). The PIK interest is then added to the outstanding principal balance and interest is computed using the original adjusted SOFR plus 8.75% margin rate. Due to the premium amortization on the Initial Term Loan, interest expense is currently being recognized at an implied effective interest rate of 1.52%.

The following table sets forth interest expense recognized related to the Initial Term Loan:

	Three Months Ended	Nine Months Ended
	September 30, 2024
	(In thousands)
Contractual interest expense	$2,433	$3,147
Amortization of premium and debt issuance costs	(2,060)	(2,659)
Total interest expense	$373	$488

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

(3)   We must prepay the Loans in an amount equal to: (i) 25.0% of any milestone payments received from DRI or its affiliates on the basis of net sales of OMIDRIA; (ii) 60.0% of the net cash proceeds (excluding transaction expenses and certain milestone payments) received by Omeros from the sale or license of our assets (or in the case of an asset sale or license involving narsoplimab that occurs while any Delayed Draw Term Loan is outstanding, an amount equal to 100% of the net cash proceeds from such transaction); (iii) 100.0% of net cash proceeds of indebtedness incurred by the Company other than as permitted by the Credit Agreement; and (iv) 100% of the net cash proceeds of insurance recoveries on loss of property, except to the extent utilized to repair or replace the relevant assets within a specified time.

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

The Credit Agreement contains certain customary default provisions, representations and warranties and affirmative and negative covenants. These include a covenant requiring us to maintain at all times unrestricted cash and cash equivalents of at least $25.0 million in accounts subject to control agreements and a covenant limiting the use of cash for open market or privately negotiated repurchases of any outstanding 2026 Notes to: (i) an initial amount not exceeding $25.0 million, which may be increased by up to an additional $10.0 million subject to the satisfaction of certain conditions; (ii) an unlimited amount, if the amount of the Loans outstanding at the time of repurchase does not exceed $38.5 million; and (iii) an additional amount not to exceed 50% of the net cash proceeds from an equity offering, provided that the Company offers to prepay an equal amount of the Loans with the net cash proceeds of such offering. As of September 30, 2024, the Company was in compliance with the covenants under the Credit Agreement. After review of the customary default provisions, affirmative and negative covenants, and voluntary and mandatory prepayment options, this resulted in a net derivative asset that was not significant as of September 30, 2024.

The fair value of the Loans is classified as a Level 3 liability. As of September 30, 2024, the approximate fair value of our Loan obligations was $69.5 million. We determined the fair market value by discounting the future cash flows based on adjusted SOFR at each measurement date.

2023 Unsecured Convertible Senior Notes

We extinguished the $95.0 million outstanding on our 6.25% convertible senior notes (the “2023 Notes”) at par upon maturity on November 15, 2023. The following table sets forth interest expense recognized related to the 2023 Notes.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Contractual interest expense	$—	$1,484	$—	$4,453
Amortization of debt issuance costs	—	179	—	528
Total	$—	$1,663	$—	$4,981

2026 Unsecured Convertible Senior Notes

We have outstanding unsecured convertible senior notes which accrue interest at an annual rate of 5.25% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. The 2026 Notes mature on February 15, 2026, unless earlier purchased, redeemed or converted in accordance with their terms. On June 3, 2024, we completed the 2026 Note Repurchase Transaction, through which we repurchased $118.1 million of principal amount outstanding on our 2026 Notes for total consideration of $88.3 million (approximately 75% of par value), consisting of the Initial Term Loan of $67.1 million and $21.2 million of cash on hand. As discussed above, we paid an additional $0.6 million in cash in July 2024 to certain Lenders as a post-closing adjustment under the 2026 Note Repurchase Transaction.

Amounts outstanding on our 2026 Notes are as follows:

	September 30,	December 31,
	2024	2023
	(In thousands)
Principal amount	$97,862	$215,924
Unamortized debt issuance costs	(830)	(2,769)
Total unsecured convertible senior notes, net	$97,032	$213,155

Fair value of outstanding unsecured convertible senior notes (1)	$66,668	$131,444

(1)

The fair value is classified as Level 2 liability due to the limited trading activity for the unsecured convertible senior notes. The fair value of the 2026 Notes is determined based on quoted prices in an over-the counter market using the most recent trading information at the end of the reporting period. The value of the conversion feature of the 2026 Notes is not deemed to be significant as the current market price of our common stock is below the initial conversion price of $18.49 per share of common stock.

Unamortized debt issuance costs of $0.8 million as of September 30, 2024 are amortized to interest expense at an effective interest rate of 5.89% over the remaining term.

The following table sets forth interest expense recognized related to the 2026 Notes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Contractual interest expense	$1,284	$2,954	$6,488	$8,861
Amortization of debt issuance costs	144	312	713	922
Total interest expense	$1,428	$3,266	$7,201	$9,783

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

In order to reduce the dilutive impact or potential cash expenditure associated with the conversion of the 2026 Notes, we entered into capped call transactions in connection with the issuances of the 2026 Notes (the “2026 Capped Call”). The 2026 Capped Call will cover, subject to anti-dilution adjustments substantially similar to those applicable to the 2026 Notes, the number of shares of common stock underlying the 2026 Notes when our common stock is trading within the range of approximately $18.49 and $26.10. However, should the market price of our common stock exceed the $26.10 cap, then the conversion of the 2026 Notes would have an additional dilutive impact or may require a cash expenditure to the extent the market price of our common stock exceeds the cap price. The 2026 Capped Call will expire on various dates over the 50-trading-day period ranging from December 2, 2025 to February 12, 2026, if not exercised earlier. The 2026 Capped Call is a separate transaction and not part of the terms of the 2026 Notes and was executed separately from the issuance of the 2026 Notes. The amount paid for the 2026 Capped Call was recorded as a reduction to additional paid-in capital in the condensed consolidated balance sheet. The Company also retains all potential future value of the capped calls associated with the repurchased 2026 Notes. As of September 30, 2024, approximately 12.2 million shares remained outstanding under the 2026 Capped Call.

Further, we concluded the 2026 Capped Call qualifies for a derivative scope exception for instruments that are both indexed to an entity’s own stock and classified in stockholders’ equity in its balance sheet. Consequently, the fair value of the 2026 Capped Call of $23.2 million is classified as equity, not accounted for as derivatives, and will not be subsequently remeasured.

Minimum Commitments

As of September 30, 2024, the most probable principal payments on our 2026 Notes and Term Loan are as follows.

	2026 Notes	Term Loan	Total
	(In thousands)
2025	$—	$20,000	$20,000
2026	97,862	—	97,862
2027	—	—	—
2028	—	47,077	47,077
2029 and thereafter	—	—	—
Total principal payments	97,862	67,077	164,939
Unamortized premiums, discounts and issuance costs and other	(830)	25,350	24,520
Carrying value of debt	$97,032	$92,427	$189,459

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

Net income from discontinued operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In thousands)
Interest earned on OMIDRIA contract royalty asset	$4,210	$3,730	$12,824	$11,484
Remeasurement adjustments	731	10,100	7,384	14,924
Other income, net	(60)	76	423	480
Net income from discontinued operations, net of tax	$4,881	$13,906	$20,631	$26,888

The following is a roll forward of the OMIDRIA contract royalty asset (in thousands):

OMIDRIA contract royalty asset at December 31, 2023	$168,109
Royalties earned	(29,586)
Interest earned on OMIDRIA contract royalty asset	12,824
Remeasurement adjustments	7,384
OMIDRIA contract royalty asset at September 30, 2024	$158,731

We remeasure the OMIDRIA contract royalty asset on a quarterly basis using the expected value approach, which incorporates actual results and future expectations.

Cash flow from discontinued operations is as follows:

	Nine Months Ended
	September 30,
	2024	2023
	(In thousands)
Net cash provided by discontinued operations from operating activities	$30,619	$232,081

Net cash provided by discontinued operations primarily represents royalties received and the $200.0 million milestone payment that we collected from Rayner in February 2023. All royalties earned on OMIDRIA sales within the U.S. through December 31, 2031 are remitted by Rayner to DRI via an escrow arrangement.

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

We are also entitled to receive a milestone payment ranging between $10.0 million and $27.5 million if U.S. net sales of OMIDRIA reach applicable thresholds ranging between a total of $156.0 million and $160.0 million for any period of four consecutive quarters prior to January 1, 2026. In addition, we are entitled to receive a separate milestone payment ranging between $8.0 million and $27.5 million if U.S. net sales of OMIDRIA reach applicable thresholds ranging between a total of $181.0 million and $185.0 million for any period of four consecutive quarters prior to January 1, 2028.

The following schedule is a roll forward of the OMIDRIA royalty obligation (in thousands):

Balance at December 31, 2023	$125,126
Additional proceeds	115,525
Non-cash interest	(1,553)
Principal payments	(15,125)
Balance at September 30, 2024	$223,973

We account for the OMIDRIA royalty obligation under the catch-up method. The catch-up method requires that we adjust the carrying amount to match the present value of revised estimated cash flows of Rayner’s U.S. net sales of OMIDRIA. We discounted the OMIDRIA royalty obligation at an implied effective interest rate of 10.27%.

The OMIDRIA royalty obligation is classified as a Level 3 liability as its valuation requires substantial judgment and estimation of factors that are not currently observable in the market. As of September 30, 2024, the approximate fair value of our obligation was $213.4 million. We determined the fair market value by discounting the estimated future cash flows based on the initial contractual rate adjusted for any changes in the prime rate through to the measurement date.

For the three months ended September 30, 2024 and 2023, we incurred interest expense of $2.2 million and $3.0 million, respectively. For the nine months ended September 30, 2024 and 2023, we incurred interest expense of $13.7 million and $8.9 million, respectively.

As of September 30, 2024, future expected principal and interest payments are as follows:

	Principal	Interest	Total
	(In thousands)
2024	$3,806	$5,403	$9,209
2025	20,546	20,468	41,014
2026	23,778	18,324	42,102
2027	27,069	15,875	42,944
2028	30,711	13,091	43,802
Thereafter	118,063	18,672	136,735
Total scheduled payments	$223,973	$91,833	$315,806

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

Supplemental lease information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In thousands)
Lease cost
Operating lease cost	$1,610	$1,603	$4,822	$4,852
Finance lease cost:
Amortization	173	140	468	529
Interest	26	29	122	121
Variable lease cost	824	807	2,622	2,354
Sublease income	(364)	(375)	(1,138)	(1,125)
Net lease cost	$2,269	$2,204	$6,896	$6,731

Cash paid for amounts included in the measurement of lease liabilities is as follows:

	Nine Months Ended
	September 30,
	2024	2023
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Cash payments for operating leases	$5,272	$5,356
Cash payments for financing leases	534	499

Note 10—Commitments and Contingencies

Good and Service Contracts

We have various agreements with third parties that collectively require payment of termination fees totaling $5.6 million as of September 30, 2024 if we cancel the work within specific time frames, either prior to commencing or during performance of the contracted services.

Development Milestones and Product Royalties

We have entered a variety of development, collaboration, licensing or similar agreements with third parties under which we have accessed technology or services in connection with our development assets and programs. Some of these agreements require milestone payments based on achievements of development, regulatory or sales milestones, and/or low-single to low-double digit royalties on net income or net sales of the relevant product. For the three and nine months ended September 30, 2024, development milestone expenses were not significant. In the three and nine months ended September 30, 2023, we paid a third-party licensor $5.0 million in connection with achievement of a development milestone in our zaltenibart program.

Note 11—Shareholders’ Equity (Deficit)

Common Stock

At the Market Sales Agreement - We have a sales agreement to sell shares of our common stock having an aggregate offering price of up to $150.0 million, from time to time, through an “at the market” equity offering program. As of September 30, 2024, we have not sold any shares under this program.

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

Stock-based compensation is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Continuing operations
Research and development	$1,063	$1,305	$3,146	$3,710
Selling, general and administrative	1,578	2,054	4,921	5,456
Total stock-based compensation in continuing operations	2,641	3,359	8,067	9,166
Discontinued operations	—	(124)	—	(207)
Total stock-based compensation	$2,641	$3,235	$8,067	$8,959

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were applied to all stock option grants:

	Three Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2024
Estimated weighted-average fair value	$3.06	$2.60
Weighted-average assumptions:
Expected volatility	96%	95%
Expected life, in years	7.4	7.2
Risk-free interest rate	4.22%	4.36%
Expected dividend yield	—%	—%

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

Stock option activity for all stock plans and related information is as follows:

		Weighted-
		Average		Aggregate
		Exercise	Remaining	Intrinsic
	Options	Price per	Contractual Life	Value
	Outstanding	Share	(In years)	(In thousands)
Balance at December 31, 2023	15,255,154	$9.50
Granted	3,280,500	3.13
Exercised	(16,404)	3.19
Forfeited	(386,181)	6.91
Balance at September 30, 2024	18,133,069	$8.41	6.0	$6,168
Vested and expected to vest at September 30, 2024	17,503,959	$8.58	5.9	$5,677
Exercisable at September 30, 2024	12,133,698	$10.75	4.5	$1,421

On April 25, 2024, annual stock option grants of approximately 2.9 million shares of common stock were awarded to eligible participants for the 2023 annual performance period.

Of the 18.1 million common stock options outstanding as of September 30, 2024, 9.8 million have an exercise price per share above $3.97, which was the closing price of our stock on the Nasdaq exchange on September 30, 2024.

As of September 30, 2024, there were 6.0 million unvested options outstanding that will vest over a weighted-average period of 2.4 years. The total estimated compensation expense yet to be recognized on outstanding options is $14.4 million.

As of September 30, 2024, the total number of shares of common stock available for grant was 5.9 million.  As of October 29, 2024, the total number of shares of common stock available for grant increased to 7.1 million due to approximately 1.2 million shares of common stock expiring and returning to our stock option plan for reissuance.

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

Overview

Omeros Corporation (“Omeros,” the “Company” or “we”) is a clinical-stage biopharmaceutical company committed to discovering, developing and commercializing first-in-class small-molecule and protein therapeutics for large-market as well as orphan indications targeting immunologic diseases, including complement-mediated diseases and cancers related to dysfunction of the immune system, as well as addictive and compulsive disorders.

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

The lead product candidate in our pipeline of complement-targeted therapeutics is narsoplimab (OMS721), a proprietary, patented human monoclonal antibody targeting MASP-2, the key activator of the lectin pathway of complement. Clinical development of narsoplimab is currently focused primarily on hematopoietic stem cell transplant-associated thrombotic microangiopathy (“TA-TMA”).

We successfully completed a pivotal clinical trial for narsoplimab in TA-TMA and previously submitted to FDA a biologics license application (“BLA”) seeking marketing approval for narsoplimab in this indication. In late 2021, FDA issued a complete response letter (“CRL”) with respect to the BLA in which the agency indicated that additional information would be needed to support regulatory approval. We appealed FDA’s decision to issue the CRL through a formal dispute resolution process that concluded in late 2022. Although our appeal was denied, the decision identified potential paths for resubmission of the BLA, including paths based on comparison of survival data from the completed pivotal trial versus a historical control group. Consistent with subsequent interactions with FDA’s review division, we previously submitted to FDA an analysis plan to assess already existing clinical trial data, existing data from a historical control population available from an external source, data from the narsoplimab expanded access program, and data directed to the mechanism of action of narsoplimab. As a part of our most recent meeting with FDA, in September 2024, we received minor feedback on our proposed statistical analysis plan for the primary endpoint – patient survival in our pivotal narsoplimab trial compared to that in an external registry of TA-TMA patients – which was a limited request to include certain additional sensitivity analyses. Additional sensitivity analyses were quickly incorporated into the plan and sent back to FDA. FDA’s reply is expected in November 2024. We have no other information requests pending and are not aware of any other impediment to resubmitting our narsoplimab BLA. After receiving FDA’s response and, assuming general alignment on the revised plan, we intend to proceed with conducting the primary and secondary efficacy analyses. If the results support resubmission, then we intend to finalize and resubmit our BLA as soon as possible. We are currently unable to provide a specific estimate of when or if we will resubmit the BLA or, subsequently, FDA’s timing for a decision regarding approval. Even if the results of the efficacy analysis are favorable and FDA accepts our resubmitted BLA for review, there can be no guarantee that FDA will approve narsoplimab for TA-TMA.

Additionally, there is strong and increasingly well-established evidence of the central role of the lectin pathway in COVID-19 and acute respiratory distress syndrome (“ARDS”), and we have developed mechanistic, in vivo animal data, and proof-of-concept clinical data indicating that narsoplimab may be an effective therapeutic for COVID-19, ARDS and/or related indications. We also continue to explore the mounting evidence that MASP-2 and the lectin pathway are important drivers of post-acute sequelae SARS-CoV-2 (“PASC”), commonly known as long COVID, and have developed an assay platform to identify hyperactivation of the lectin pathway for use in severe acute COVID and PASC as well as in ARDS. Lectin pathway hyperactivation is correlated with COVID-19-related-ARDS and may be involved in the pathogenesis of PASC and of ARDS, including H1N1- and H5N1-related ARDS. As such, the assay may be useful to identify patients who are at greatest risk of hospitalization and/or mortality as well as those who are particularly amenable to lectin pathway inhibition therapy for the treatment of one or more of these conditions. We continue to validate the clinical correlation of lectin pathway hyperactivation with COVID-19, ARDS and PASC and to engage in discussions with potential partners as well as with representatives of the U.S. government regarding potential opportunities to obtain funding and advance development of our potential diagnostic and/or therapeutic product candidates for COVID-19, PASC or other infectious diseases.

Our lectin pathway program also includes OMS1029, our long-acting antibody targeting MASP-2. This next-generation MASP-2 inhibitor is intended to be complementary to narsoplimab, enabling us to pursue chronic indications in which dosing convenience would be of significant benefit to patients. We have completed Phase 1 clinical trials evaluating both single-ascending and multiple-ascending doses of OMS1029. Results of these studies confirmed by pharmacokinetic and pharmacodynamic modeling and dose simulation, support once-quarterly, low-volume dosing, administered either intravenously or subcutaneously. OMS1029 has been well tolerated to date with no safety concerns identified. We continue to evaluate several potential indications for which Phase 2 clinical development of OMS1029 could be pursued, depending on resource availability.

Alternative Pathway / MASP-3

Our pipeline of clinical-stage complement-targeted therapeutic candidates also includes zaltenibart (previously designated as OMS906), a proprietary, patented monoclonal antibody targeting MASP-3, the key activator of the alternative pathway of complement. We believe zaltenibart has the potential to treat a wide range of alternative pathway-related diseases and that its attributes favorably differentiate zaltenibart from other marketed and in-development alternative pathway inhibitors.

Clinical development of zaltenibart is currently focused on rapidly advancing to Phase 3 clinical trials in multiple alternative pathway-related disorders, including paroxysmal nocturnal hemoglobinuria (“PNH”) and complement 3 glomerulopathy (“C3G”). We have multiple ongoing Phase 2 clinical trials evaluating zaltenibart in these indications.

Wehave three ongoing clinical trials evaluating zaltenibart for PNH. The first is in PNH patients who have not previously been treated with a complement inhibitor, and the second is in PNH patients who have had an unsatisfactory response to ravulizumab, an inhibitor of complement component 5 (“C5”). The third clinical trial evaluating zaltenibart in PNH is an open-label extension study to assess the long-term efficacy and safety of zaltenibart in patients who have completed either of the other two PNH clinical trials.

Results from a pre-specified interim analysis of our ongoing clinical trial of zaltenibart in complement-inhibitor-naïve adults with PNH were featured in a podium presentation at the annual meeting of the American Society of Hematology in December 2023. The interim analysis results showed statistically significant and clinically meaningful improvements in all measured markers of hemolysis, including hemoglobin and lactate dehydrogenase. This study was amended to gather additional data to inform the choice of zaltenibart dose for Phase 3 development. With these data, along with data from our Phase 1 study in healthy subjects evaluating higher dose levels than were used in our first completed Phase 1 study, we have now finalized selection of the zaltenibart dose for Phase 3 development. Zaltenibart has been well tolerated to date with no safety concerns identified.

The last patient visit in our Phase 2 trial evaluating two doses of zaltenibart in PNH patients who have had an unsatisfactory response to the C5 inhibitor ravulizumab occurred in October 2024. Utilizing a “switch-over” design, this study enrolled PNH patients receiving ravulizumab, added zaltenibart to provide combination therapy with ravulizumab for 24 weeks, and then, in those patients who demonstrated a hemoglobin response with the combination therapy, switched to zaltenibart monotherapy. In June 2024, efficacy data from a pre-specified interim analysis of the combination therapy portion of the trial were featured in a podium presentation at the annual congress of the European Hematology Association held in Madrid, Spain. The interim analysis showed that the addition of zaltenibart therapy to ravulizumab treatment resulted in statistically significant and clinical meaningful improvements in both mean hemoglobin levels and absolute reticulocyte counts by week 4 of combination therapy, with a sustained response observed through week 24 (the latest assessment prior to the interim analysis cutoff). All 13 enrolled patients were included in the interim analysis. All patients in the high-dose group achieved clinical response, defined as an increase in hemoglobin of at least 2 grams, and six of seven patients in the low-dose group achieved this same clinical response. Data from the monotherapy portion of the trial show that clinically meaningful improvements in hemoglobin levels and absolute reticulocyte counts were sustained following transition to zaltenibart monotherapy and prevented both intravascular and extravascular hemolysis. As with all other clinical studies with zaltenibart, the drug was well tolerated without any safety signal of concern. Full details from interim analysis in the monotherapy portion of the trial will be presented at the annual meeting of the American Society of Hematology in December 2024.

Our third Phase 2 study is an open-label extension study to assess the long-term efficacy and safety of zaltenibart in patients with PNH. In the extension study, PNH patients who have completed a previous study evaluating zaltenibart roll directly into the extension study without a break in zaltenibart treatment. Data from this study are expected to contribute to any future marketing applications for zaltenibart in the treatment of PNH.

As with our Phase 2 program, our Phase 3 development program in PNH is anticipated to include both a “switch-over” study and a study treating patients who are not receiving a complement-inhibitor. In September and October 2024, we met with FDA and European regulators to discuss further details of our planned Phase 3 program for zaltenibart in PNH. With both regulatory agencies, we discussed data developed from our clinical and nonclinical programs to date and our Phase 3 development plans for zaltenibart in PNH. Both regulatory agencies agreed with the design of our proposed studies, as well as our dose-finding strategy, and provided other valuable feedback to inform our development plans. The Phase 3 protocols are being finalized and we expect to open enrollment in our Phase 3 program evaluating zaltenibart in PNH in early 2025.

We also have an ongoing Phase 2 clinical program evaluating zaltenibart for the treatment of C3G, a rare and debilitating renal disease driven by complement dysregulation. Notably, the relevance of the alternative pathway to C3G has been clinically validated in two Phase 3 trials with other inhibitors of the alternative pathway that reported positive results in the treatment of C3G. Sites for the zaltenibart Phase 2 trial in C3G are open to enrollment in multiple countries and dosing in the study is ongoing. We are targeting to initiate Phase 3 trials for C3G in the first half of 2025.

In October, we announced that zaltenibart received a rare pediatric disease designation from FDA for the treatment of C3G. Companies awarded a rare pediatric disease designation are eligible to receive a rare pediatric disease priority review voucher from FDA when the designated drug's first approval is for the associated indication in the pediatric population and certain other criteria are met. Absent expected legislative reauthorization and extension of the priority review voucher program for rare pediatric disease, one of the criteria under current law is that the drug be approved by September 30, 2026. The holder of a priority review voucher is entitled to obtain a priority review by FDA of either a new drug application or a biologics license application for a different product and/or indication, reducing the review time and accelerating any grant of approval and subsequent market entry by at least four months. The voucher may be used by the original recipient, or it can be sold for use by another company.

PDE7 Inhibitor Programs

Our PDE7 inhibitor program, which we refer to as OMS527, comprises multiple PDE7 inhibitor compounds and is based on our discoveries of previously unknown links between PDE7 and any addiction or compulsive disorder, and between PDE7 and any movement disorders. In April 2023, we were awarded a grant from the National Institute on Drug Abuse (“NIDA”), part of the National Institutes of Health, and requested by NIDA to develop our lead orally administered PDE7 inhibitor compound, for which we have successfully completed a Phase 1 study, for the treatment of cocaine use disorder (“CUD”). NIDA awarded the grant to us for a total of $6.69 million over three years, of which we have claimed and received $1.0 million of funding to date and recognized $0.8 million into Other Income in our condensed consolidated statement of operations and comprehensive loss. The grant is intended to support preclinical cocaine interaction/toxicology studies to assess safety of the therapeutic candidate in the presence of concomitant cocaine administration, as well as an in-patient, placebo-controlled clinical study evaluating the safety and effectiveness of OMS527 in adults with CUD who receive concurrent intravenous cocaine. The preclinical study is intended to provide the toxicology data necessary to support the human study of OMS527 in CUD. The toxicology study is underway and is expected to be completed by the end of 2024. Assuming positive results, we expect enrollment in the study evaluating OMS527 in adults patients with CUD to begin in 2025, also fully funded by NIDA.

Oncology Platform

Building on our understanding of immunity, both innate, or complement-mediated, and adaptive, meaning B-cells as well as CD4 and CD8 T-cells, the objective of our oncology program is to move beyond existing targeted biologics, such as antibody-drug conjugates and radioligands, and beyond immuno-therapies, like checkpoint inhibitors and CAR-T. To achieve this, we are developing a portfolio of signaling-driven immunomodulators, oncotoxins, and an adoptive T-cell technology combined with an immunostimulator that, unlike other cellular therapy approaches requires no cellular engineering, reduces manufacturing costs and timelines, and maintains an enhanced anti-cancer immune response through subsequent repetitive and simple therapeutic administrations.

We believe that the in vitro and in vivo study data generated to date support the potential of our novel therapeutic programs to deliver effective and safe cancer therapies that can overcome the shortcomings of currently marketed therapies by:

●     treating both hematological and solid tumors;

●     targeting both cell-surface and intracellular cancer antigens; and/or

●     increasing levels of CD4 and CD8 cancer antigen-specific effector and memory cells.

Our oncology development program is operating in stealth mode as we continue to confirm our results and to generate new data which we expect will contribute to our intellectual property position. We expect to share additional details regarding our oncology programs in coming months, after the relevant intellectual property filings have been completed.

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

On February 1, 2024, we entered into amended and restated royalty purchase agreement pursuant to which we sold to DRI an expanded interest in our OMIDRIA royalties (the “DRI Amendment”). We received $115.5 million in cash consideration, which we recorded as an addition to the OMIDRIA royalty obligation. The DRI Amendment eliminated the previously existing annual caps on royalty payments effective beginning in the first quarter of 2024 and entitled DRI to receive all royalties on U.S. net sales of OMIDRIA payable between January 1, 2024 and December 31, 2031. DRI is entitled to payment only to the extent of royalty payments that are payable on U.S. net sales of OMIDRIA on or before December 31, 2031 and DRI has no recourse to our assets other than its interest in the OMIDRIA royalties. We retain the right to receive all royalties payable by Rayner on any net sales of OMIDRIA outside the U.S. payable from and after January 1, 2024, as well as all royalties on global net sales of OMIDRIA payable from and after December 31, 2031.  To date, international royalties have not been significant, but are expected to increase in 2025.  DRI has no recourse to our assets other than its interest in OMIDRIA royalties. In addition to the cash consideration received at closing, the DRI Amendment also entitles us to receive two milestone payments of up to $27.5 million each, payable in January 2026 and January 2028, respectively, based on achievement of certain thresholds for U.S. net sales of OMIDRIA. See “Note 8 — OMIDRIA Royalty Obligation” in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

2024 Term Loan and Repurchase of 2026 Notes

On June 3, 2024 (the “Closing Date”), we, with certain subsidiaries, as guarantors, entered into a Credit and Guaranty Agreement (the “Credit Agreement”) with certain funds managed by Athyrium Capital Management, LP (collectively, “Athyrium”) and certain funds managed by Highbridge Capital Management, LLC (collectively, “Highbridge”) as lenders (together with additional lenders from time to time, the “Lenders”) and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent. The Credit Agreement provides for a senior secured term loan facility initially of up to $92.1 million consisting of (i) an initial term loan of $67.1 million (the “Initial Term Loan”), which was fully funded on the Closing Date, and (ii) a $25.0 million delayed draw term loan (the “Delayed Draw Term Loan”), which may be drawn once in full upon notice delivered on or prior to June 3, 2025, conditioned on receipt of FDA approval of narsoplimab in TA-TMA within 30 days of the notice. Proceeds of the Delayed Draw Term Loan, if borrowed, must be used to fund the commercialization of narsoplimab and to pay transaction costs associated with the Delayed Draw Term Loan. The Initial Term Loan has no original issue discount, while the Delayed Draw Term Loan would be issued with an original issue discount of 3.00%. Neither the Initial Term Loan nor the Delayed Draw Term Loan include any equity consideration for the Lenders (i.e., the transaction is non-dilutive to the Company’s shareholders).

On the Closing Date, we used the $67.1 million Initial Term Loan, along with $21.2 million of cash on hand, subject to certain post-closing adjustments, to repurchase from the Lenders $118.1 million aggregate principal amount of the Company’s existing 5.25% convertible senior notes due on February 15, 2026 (the “2026 Notes,” and such repurchase the “2026 Note Repurchase Transaction” ). The principal amount retired in the 2026 Note Repurchase Transaction represents a 55% reduction of the outstanding principal balance of the 2026 Notes at a purchase price of approximately 75% of par value. We paid accrued and unpaid interest on the repurchased 2026 Notes through the Closing Date. In July 2024, we paid $0.6 million in post-closing adjustments to certain Lenders.

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

Financial Summary

Our loss for the three and nine months ended September 30, 2024 was $32.2 million and $125.5 million, respectively. As of September 30, 2024, we had cash, cash equivalents and short-term investments of $123.2 million available to fund operations and to service debt.

Results of Operations

Research and Development Expenses

Our research and development expenses can be divided into three categories: direct external expenses, which include clinical research and development and preclinical research and development activities; internal overhead and other expenses; and stock-based compensation expense. Direct external expenses consist primarily of expenses incurred pursuant to agreements with third-party manufacturing organizations prior to receiving regulatory approval for a product candidate, contract research organizations, clinical trial sites, collaborators, licensors and consultants. Preclinical research and development includes costs prior to beginning Phase 1 studies in human subjects. Internal overhead and other expenses primarily consist of costs for personnel, overhead, rent, utilities and depreciation. Our accounting policy is to expense all manufacturing costs related to product candidates until regulatory approval is reasonably assured in either the U.S. or European Union.

The following table illustrates our expenses associated with these activities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In thousands)
Research and development expenses:
Direct external expenses:
Clinical research and development:
MASP-2 program - OMS721 (narsoplimab)	$4,072	$8,643	$32,760	$27,566
MASP-3 program - OMS906 (zaltenibart)	5,285	9,246	18,711	17,037
MASP-2 program - OMS1029	1,198	1,108	3,494	3,818
Other	35	46	63	122
Total clinical research and development	10,590	19,043	55,028	48,543
Preclinical research and development	1,651	1,046	5,020	3,488
Total direct external expenses	12,241	20,089	60,048	52,031
Internal overhead and other expenses	10,780	10,337	33,009	30,239
Stock-based compensation expenses	1,063	1,305	3,146	3,710
Total research and development expenses	$24,084	$31,731	$96,203	$85,980

For the three months ended September 30, 2024, clinical research and development expenses decreased $8.5 million compared to the prior year quarter primarily due to the wind down of our IgA nephropathy program following analysis of our Phase 3 clinical trial results. In addition, in the prior year quarter, we paid a third-party licensor $5.0 million in connection with achievement of a development milestone in our zaltenibart program.

For the nine months ended September 30, 2024, clinical research and development expenses increased $6.5 million compared to the same period in the prior year primarily due to increased narsoplimab drug substance manufacturing and zaltenibart clinical research costs, partially offset by decreased costs due to the closeout of our IgA nephropathy program and payment in the prior year to a third-party licensor of the above-mentioned zaltenibart achievement milestone.

Preclinical research and development costs increased $1.5 million for the nine months ended September 30, 2024 primarily due to increased expenses associated with our immune-oncology platforms.

Internal overhead and other expenses increased $2.8 million for the nine months ended September 30, 2024 primarily due to additional employee related costs and having received an Employee Retention Credit in the prior year that was recorded as an offset to expense.

Stock-based compensation expenses decreased $0.2 million and $0.6 million for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in the prior year, primarily due to the valuation and timing of the vesting of employee stock options.

We expect research and development expenses in the fourth quarter of 2024 to be similar to those in the third quarter of this year.

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

Selling, General and Administrative Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In thousands)
Selling, general and administrative expenses:
Selling, general and administrative expenses, excluding stock-based compensation expense	$9,745	$14,368	$32,474	$33,329
Stock-based compensation expense	1,578	2,054	4,921	5,456
Total selling, general and administrative expenses	$11,323	$16,422	$37,395	$38,785

For the three and nine months ended September 30, 2024, selling, general and administrative expenses, excluding stock-based compensation expense, decreased $4.6 million and $0.9 million, respectively, as compared to the same periods in the prior year. The decreases were primarily due to a non-recurring employee compensation expense in the prior year period and reduced marketing spend in the current year associated with the closeout of our IGA nephropathy program. For the nine months ended September 30, 2024, these decreases were partially offset by additional spend on legal patents.

We expect selling, general and administrative expenses in the fourth quarter of 2024 to be similar to those in the third quarter of this year.

Interest Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In thousands)
Interest expense	$4,052	$7,916	$21,498	$23,781

Interest expense is comprised of interest and amortization of debt discount and issuance costs on our Initial Term Loan, 2026 Notes as well as interest on our DRI royalty obligation (see “Note 6 — Debt” and “Note 8 — OMIDRIA Royalty Obligation” in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q).

Interest expense for the three and nine months ended September 30, 2024 decreased $3.9 million and $2.3 million, respectively, primarily due to retirement at maturity in November 2023 of our 6.25% convertible senior notes, which had a par value of $95.0 million. For the nine months ended September 30, 2024, interest expense also decreased due to the partial repurchase of our 2026 Notes in December 2023 and June 2024, which had a collective par value of $127.2 million. The decrease was partially offset by an increase in interest expense related to the OMIDRIA Royalty Obligation with DRI and interest under our Credit Agreement.

We expect that interest expense for the fourth quarter of 2024 will increase from the third quarter due to the higher interest associated with the OMIDRIA Royalty Obligation.

Interest and Other Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In thousands)
Interest and other income	$2,346	$4,413	$9,008	$12,913

Interest and other income decreased $2.1 million and $3.9 million for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023 primarily due to holding a lower average cash and investment balance than in the prior year. Included with other income for the current year is our grant from NIDA for which we have recognized $0.8 million in the nine months ended September 30, 2024.

We expect interest and other income for the fourth quarter of 2024 to be lower compared to those in the third quarter of this year due to lower average cash and investment balances.

Discontinued operations and the OMIDRIA contract royalty asset

Net income from OMIDRIA discontinued operations, net of tax is shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In thousands)
Interest earned on OMIDRIA contract royalty asset	$4,210	$3,730	$12,824	$11,484
Remeasurement adjustments	731	10,100	7,384	14,924
Other income, net	(60)	76	423	480
Net income from discontinued operations, net of tax	$4,881	$13,906	$20,631	$26,888

Interest is earned on the OMIDRIA contract royalty asset at an implied effective interest rate of 11.0%. The $0.5 million and $1.3 million increase in interest earned for the three and nine months ended September 30, 2024, respectively, were due to a higher OMIDRIA contract royalty asset balance in 2024 than during the same periods in 2023. The increased balance in the OMIDRIA contract royalty asset resulted from periodic remeasurements made during 2023 and 2024.

For the three and nine months ended September 30, 2024, remeasurement adjustments decreased $9.4 million and $7.5 million, respectively. The decreases reflect a reduced rate of increase in the estimated future royalty payments in 2024 than in 2023.

The following schedule presents a roll forward of the OMIDRIA contract royalty asset (in thousands):

OMIDRIA contract royalty asset at December 31, 2023	$168,109
Royalties earned	(29,586)
Interest earned on OMIDRIA contract royalty asset	12,824
Remeasurement adjustments	7,384
OMIDRIA contract royalty asset at September 30, 2024	$158,731

Financial Condition – Liquidity and Capital Resources

As of September 30, 2024, we had cash, cash equivalents and short-term investments of $123.2 million. Our loss for the three and nine months ended September 30, 2024 was $32.2 million and $125.5 million, respectively. Cash used in operations for the nine months ended September 30, 2024 was $119.8 million, which includes an $18.4 million charge for delivery of narsoplimab drug substance and a $21.2 million payment related to our 2026 Note Repurchase Transaction. Pursuant to a covenant in the Credit Agreement entered on June 3, 2024, we must maintain at all times unrestricted cash and cash equivalents of at least $25.0 million.

In recent years, Omeros has incurred net losses from continuing operations and negative cash flows from operations. The recurring losses, in combination with our cash and investment balances as of September 30, 2024, and an expected repayment of a portion of our outstanding debt on or prior to November 2025, raise substantial doubt about our ability to continue as a going concern for the twelve-month period ending November 13, 2025. As we currently do not have an ongoing source of revenue sufficient to cover our operating costs, we will need to raise additional capital to accomplish our business plan. We have a sales agreement to sell shares of our common stock, from time to time, in an "at the market" equity offering facility through which we may offer and sell shares of our common stock equaling an amount up to $150.0 million. In addition, our Delayed Draw Term Loan of $25.0 million may be drawn once in full upon notice delivered on or prior to June 3, 2025, conditioned on receipt of FDA approval of narsoplimab in TA-TMA within 30 days of the notice. Proceeds of the Delayed Draw Term Loan may only be used towards any related transaction costs and for commercialization of narsoplimab efforts of TA-TMA.

We may pursue additional debt financings to retire the 2026 Notes that remain outstanding and to fund operations. Should it be necessary or determined to be strategically advantageous, we also could pursue public and private offerings of our equity securities, additional debt transactions/restructuring, future royalty sales, or other strategic transactions, which may include licensing or selling a portion or all of one or more of our existing technologies. However, pursuing debt financings, certain equity offerings or other strategic transactions may result in mandatory prepayments of the Initial Term Loan to the Credit Agreement. (See “Note 6 — Debt” in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for details).

If these capital resources, for any reason, are needed but inaccessible, it would have a significantly negative impact on our financial condition. For purposes of determining available capital resources, royalty and/or milestone receipts are excluded. Should it be necessary, we plan to manage our operating expenses and reduce our projected cash requirements by delaying clinical trials, reducing selected research and development efforts, or implementing other restructuring activities.

Cash Flow Data

	Nine Months Ended
	September 30,
	2024	2023
	(In thousands)
Selected cash flow data
Cash provided by (used in):
Operating activities	$(119,823)	$109,551
Investing activities	$47,263	$(88,789)
Financing activities	$66,976	$(1,131)

Operating Activities. Net cash used in operating activities for the nine months ended September 30, 2024 increased by $229.4 million compared to the same period in 2023. This change was primarily due to collecting a $200.0 million Milestone Payment from Rayner in the prior year, the 2024 net loss increasing by $16.7 million, and accounts payable and accrued expenses decreasing by $15.0 million in the current year.

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

Net cash provided by investing activities during the nine months ended September 30, 2024 increased by $136.1 million as compared to the same period in 2023. The increase was due to the timing of investment maturities and purchases. Significant initial investment purchases during the periods were the investment of the $200.0 million Milestone Payment we received from Rayner in February 2023 and the $115.5 million we received from DRI related to the sale of future OMIDRIA royalties in February 2024.

Financing Activities. Net cash provided by financing activities during the nine months ended September 30, 2024 increased $68.1 million compared to the same period in 2023. The increase was primarily due to receiving the $115.5 million related to the sale of future OMIDRIA royalties in February 2024 from DRI. This was offset by $21.2 million we paid in 2024 for the 2026 Note Repurchase Transaction, a $14.3 million increase in 2024 principal payments paid to DRI on the OMIDRIA royalty obligation and $11.9 million paid in 2024 to repurchase 3.2 million shares of our common stock.

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

Operating Leases

Our lease for our office and laboratory space ends in November 2027. We have two options to extend the lease term by five years each. In addition, we carry various finance lease obligations for laboratory and office equipment. As of September 30, 2024, the remaining aggregate non-cancelable rent payable under the initial term of the lease, excluding common area maintenance and related operating expenses, is $20.8 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily confined to our investment securities. The primary objective of our investment activities is to preserve our capital to fund operations, and we do not enter into financial instruments for trading or speculative purposes. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in high-credit-quality securities. As of September 30, 2024, we had cash, cash equivalents and short-term investments of $123.2 million. In accordance with our investment policy, we invest funds in highly liquid, investment-grade securities. These securities in our investment portfolio are not leveraged and are classified as available-for-sale. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a materially negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates and, with our current portfolio of short-term investments, we are not exposed to potential loss due to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2024. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

As further discussed in Part I, Item 1, “Note 1—Organization and Basis of Presentation” to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, substantial doubt exists regarding our ability to continue as a going concern through November 13, 2025. Our financial statements do not include any adjustment relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern will require us to generate positive cash flow from operations, obtain additional financing, enter into strategic alliances and/or sell assets.  Our limited cash resources, which are impacted by a covenant in the Credit Agreement requiring us to maintain $25.0 million of unrestricted cash and cash equivalents at all times, and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital, enter into strategic alliances and/or make our scheduled debt payments on a timely basis or at all. If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

We have incurred cumulative operating losses since our inception. If we are unable to raise additional capital when needed we may be unable to complete the development and commercialization of our product candidates or to continue our other preclinical development programs.

Our operations have consumed substantial amounts of cash since our incorporation, As of September 30, 2024, we had cash, cash equivalents and short-term investments of $123.2 million. For the nine months ended September 30, 2024, our cash used in operations was $119.8 million and our net loss was $125.5 million. Pursuant to a covenant in the Credit Agreement governing the Initial Term Loan, we must maintain $25.0 million of unrestricted cash and cash equivalents at all times. We expect to continue to spend substantial amounts to:

●    initiate and conduct clinical trials and manufacture clinical and registration batches for our product candidates;

●    continue our research and development programs;

●    make principal, interest and fee payments as required under our 2026 Notes;

●    make interest payments under Initial Term Loan; and

●    commercialize and launch product candidates for which we may receive regulatory approval.

We expect to continue to incur additional losses until such time as we generate significant revenue from the sale of commercial products or from partnerships. We are unable to predict the extent of any future losses and cannot provide assurance that we will generate sufficient revenue from commercial products in the future to fund our operations fully. If we are unable to generate sufficient revenue from commercialized products or partnership arrangements, we may not be able to continue as a going concern or achieve profitability and will be required to raise additional capital to continue to fund our operations. We cannot be certain that additional capital will be available to us on acceptable terms, if at all, when required. Adverse developments to our financial condition or business, as well as disruptions in the global equity and credit markets, may limit our ability to access capital. In addition, pursuing debt financings, certain equity offerings or other strategic transactions may result in mandatory prepayments of the Initial Term Loan to the Credit Agreement. If we do not raise additional capital when needed through one or more funding avenues, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or one or more of our preclinical programs or other research and development initiatives. In addition, we may be required to seek collaborators for one or more of our current or future products at an earlier stage than otherwise would be desirable or on terms that are less favorable than otherwise might be available or to relinquish or license on unfavorable terms our rights to technologies or products that we otherwise would seek to develop or commercialize ourselves. We also may have insufficient funds or otherwise be unable to advance our preclinical programs to a point where they can generate revenue through partnerships, collaborations or other arrangements. Any of these actions could limit the amount of revenue we are able to generate and harm our business and prospects.

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

In addition to our Credit Agreement, our other indebtedness and liabilities and any future indebtedness could limit the cash flow available for our operations and expose us to risks that could adversely affect our business, financial condition and results of operations.

As of September 30, 2024, we had $97.9 million total aggregate principal amount of our 2026 Notes outstanding, $67.1 million principal amount outstanding under the Initial Term Loan, and we had approximately $1.3 million of outstanding finance lease obligations. We may incur additional indebtedness to meet future financing needs. As described above, our Credit Agreement places restrictions on our operating and financial flexibility, and our other existing and future indebtedness could also have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

●    requiring a substantial portion of our cash flow from operations to service and repay our indebtedness, which will reduce the amount of cash available for other purposes;

●    limiting our ability to obtain additional financing;

●    limiting our flexibility to plan for, or react to, changes in our business;

●    diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon any conversion of the 2026 Notes;

●    placing us at a possible competitive disadvantage with competitors that are less leveraged than we are or have better access to capital; and

●    increasing our vulnerability to adverse economic and industry conditions.

Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness depends on our future performance, which is subject to many factors, including economic, financial, competitive and other circumstances beyond our control. Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness and our cash needs may increase in the future. In addition, future indebtedness that we may incur may contain financial and other restrictive covenants that further limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)   None.

(b)   None.

(c)   During the three months ended September 30, 2024, none of our directors or Section 16 reporting officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Sixteenth Amendment to Lease dated July 8, 2024 between Omeros Corporation and BMR-201 Elliott Avenue LLC
31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Link base Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.1	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)

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

OMEROS CORPORATION

Dated: November 13, 2024	/s/ Gregory A. Demopulos
Gregory A. Demopulos, M.D.
President, Chief Executive Officer and Chairman of the Board of Directors

Dated: November 13, 2024	/s/ David J. Borges
David J. Borges
Vice President, Finance, Chief Accounting Officer and Treasurer