Form 10-K/A
period 2024-12-31
OMEROS CORP
filed 2025-04-30
CIK 1285819

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

(206) 676‑5000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).   Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $224,794,965.

As of April 17, 2025, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 58,305,845.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Name: Ernst & Young LLP Auditor Location: Seattle, Washington Auditor Firm ID: 42

EXPLANATORY NOTE

Omeros Corporation (the “Company,” “Omeros,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2025 (our “Annual Report”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from our Annual Report in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated by reference in the Form 10-K from our definitive proxy statement if it is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after December 31, 2024.

Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amendment as Exhibits 31.3 and 31.4. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, we are not including the certification required under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.

Except for the changes described above, this Amendment makes no changes to the Annual Report. This Amendment does not reflect events occurring after the filing of the Annual Report or modify disclosures affected by subsequent events.

i

OMEROS CORPORATION

AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10‑K/A

FOR THE YEAR ENDED DECEMBER 31, 2024

ii

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information About Our Directors

Our board of directors is divided into three classes, generally serving staggered three-year terms or, in each case, until his or her successor is duly elected and qualified, or until his or her earlier death, resignation or removal. The term of each director will expire on the date of our annual meeting of shareholders in the year set forth in the following table:

Omeros Board of Directors	Term Expires
Class I Directors
Arnold C. Hanish	2025
Rajiv Shah, M.D.	2025
Class II Directors
Thomas J. Cable	2026
Peter A. Demopulos, M.D.	2026
Diana T. Perkinson, M.D.	2026
Class III Directors
Thomas F. Bumol, Ph.D.	2027
Gregory A. Demopulos, M.D.	2027
Leroy E. Hood, M.D., Ph.D.	2027

Class I Directors

Arnold C. Hanish, age 77, has served on our board of directors and as chair of our audit committee since September 2012. From 1994 until his retirement in December 2012, Mr. Hanish served as vice president and chief accounting officer at Eli Lilly and Company. Prior to his appointment as chief accounting officer, Mr. Hanish held a number of senior financial positions at Eli Lilly. Before Eli Lilly, Mr. Hanish held various positions at Arthur Young & Company (currently Ernst & Young) for nearly 14 years. Mr. Hanish currently serves as a member of the board of directors of Salarius Pharmaceuticals, Inc., a biotechnology company focused on cancer therapeutics. Mr. Hanish was a member of the Deloitte and Touche Audit Quality Review Council from 2013 through 2023. Mr. Hanish was a member of the Standing Advisory Group of the Public Company Accounting Oversight Board from 2004 through 2008 and from 2011 through 2012. In addition, from 2007 to 2010, he served as the chairperson of Financial Executives International’s Committee on Corporate Reporting. Mr. Hanish was inducted into the Financial Executives International Hall of Fame in 2016. Mr. Hanish is a Certified Public Accountant and earned his B.A. in accounting from the University of Cincinnati. Mr. Hanish’s qualifications to serve on the board of directors include his experience in public company finance and accounting, reporting to the SEC, management and corporate governance, his knowledge of the pharmaceutical and biotechnology industry and his experience as the chair of our audit committee.

Rajiv Shah, M.D., age 52, has served on our board of directors since June 2015 and on our audit committee, our compensation committee and our scientific committee since December 2021, May 2022 and September 2019, respectively. Dr. Shah has served as the president of the Rockefeller Foundation since February 2017. From March 2015 to February 2017, Dr. Shah was the managing partner of Latitude Capital, an emerging markets private equity firm that he founded. Dr. Shah served as administrator of the United States Agency for International Development (USAID) from January 2010 to February 2015. Dr. Shah served as undersecretary and chief scientist at the U.S. Department of Agriculture from May 2009 to January 2010, during which time he created the National Institute for Food and Agriculture. Prior to working in government, Dr. Shah worked in senior roles at the Bill & Melinda Gates Foundation, leading the Foundation’s efforts in global health, agriculture and financial services. Dr. Shah also serves on the boards of trustees of the Rockefeller Foundation and the National Geographic Society. He is a member of the Defense Policy Board. Dr. Shah serves on the boards of directors of several private biotechnology companies, including Altos Labs and Mobius Scientific. From March 2015 to June 2017, Dr. Shah served on the board of directors of Arcadia Biosciences, Inc., a publicly traded agricultural technology company. Dr. Shah earned his M.D. from the University of Pennsylvania Medical School, his M.S. in Health Economics at the Wharton School of Business and his B.S. in Economics from the University of Michigan. Dr. Shah’s qualifications to serve on the board of directors include his significant experience in government, regulatory affairs, international development and strategic partnerships, as well as his medical and scientific background.

Class II Directors

Thomas J. Cable, age 85, has served on our board of directors since January 1995 and as our lead independent director since 2010. He has also served on our audit committee since January 1995 and on our compensation committee since December 2007. In addition, Mr. Cable was appointed chair of our compensation committee in May 2022 and has served as chair of our nominating and governance committee since September 2009. Mr. Cable is the vice chairman of the board of the Washington Research Foundation, a technology transfer and early-stage venture capital organization affiliated with the University of Washington, which he co-founded in 1980. Mr. Cable also founded Cable & Howse Ventures, a venture capital firm, and Cable, Howse & Ragen, an investment banking firm, and co-founded Montgomery Securities, an investment banking firm acquired by Bank of America. A former U.S. Navy submarine officer, Mr. Cable received his M.B.A. from the Stanford Graduate School of Business and his B.A. from Harvard University. Mr. Cable’s qualifications to serve on the board of directors include his knowledge and experience in finance, investment banking, technology development and product commercialization, his knowledge of Omeros and our industry, as well as his service as lead independent director and as chair of the compensation and nominating and governance committees.

Peter A. Demopulos, M.D., age 71, has served on our board of directors since January 1995 and on our scientific committee since September 2019. Dr. Demopulos is a practicing board-certified general and interventional cardiologist at Seattle Cardiology, part of the Swedish Heart & Vascular Institute. He has been a member of Seattle Cardiology since 2005, also serving as its Medical Director from 2005 to 2010. Dr. Demopulos is also a clinical assistant professor of cardiology at the University of Washington School of Medicine, a position that he has held since 1989. He also participates as an investigator in clinical trials evaluating interventional cardiology devices and drug therapies at Seattle Cardiovascular Research and Swedish Cardiovascular Research. Dr. Demopulos received his M.D. from the Stanford University School of Medicine and his B.S. from Stanford University. Dr. Demopulos’ qualifications to serve on the board of directors include his medical and scientific expertise, his experience as a clinical investigator and his experience with clinical development and trial design, as well as his knowledge of Omeros and our industry. Dr. Demopulos is the brother of Gregory A. Demopulos, M.D., our president and chief executive officer and the chairman of our board of directors.

Diana T. Perkinson, M.D., age 71, has served on our board of directors and as a member of our scientific committee since May 2023. She has also served on our nominating and governance committee since April 2024. Dr. Perkinson is a physician at MD2 International LLC (MD2 International), a premier concierge medicine network, where she has practiced since 2009. She holds dual board certifications in nephrology and internal medicine. From 1987 to 2009, Dr. Perkinson practiced nephrology and internal medicine at Minor & James Medical in Seattle. She previously served as a clinical assistant professor in the division of nephrology at the University of Washington, from 1987 until 2009, and as medical director, transplantation, at Swedish Hospital, from 1996 until 2007. Dr. Perkinson also served as a major in the United States Air Force and as director of the dialysis unit at Wilford Hall Medical Center at Lackland Air Force Base in San Antonio, Texas from 1984 until 1987. Dr. Perkinson received her M.D. from the University of Alabama and her B.S. from Birmingham Southern College. She completed her fellowship in nephrology at the University of Washington. Dr. Perkinson’s qualifications to serve on our board of directors include her medical experience and expertise as a nephrologist and internist.

Class III Directors

Thomas F. Bumol, Ph.D., age 71, has served on our board of directors since February 2019 and as chair of our scientific committee since September 2019. Dr. Bumol served as Executive Vice President of the Allen Institute for Immunology in Seattle, Washington, from March 2018 until August 2022. Dr. Bumol joined the Allen Institute following a 35‑year career at Eli Lilly and Company. Dr. Bumol held various positions at Eli Lilly from 1982 until his retirement in December 2017. He was most recently the senior vice president of biotechnology and immunology research and the site head of Eli Lilly’s Biotechnology Center in San Diego, California. While at Eli Lilly, Dr. Bumol’s teams and collaborators advanced over 100 molecules into clinical development, including TRULICITY® (dulaglutide), TALTZ® (ixekizumab), EMGALITY® (galcanezumab) and mirikizumab. Through strategic alliances, he and his teams also helped develop and support REOPRO® (abciximab) with Centocor Inc. (n/k/a Janssen Pharmaceutical Cos.) as well as OLUMIANT® (baricitinib) with Incyte Corporation. Dr. Bumol has over 50 publications and reviews and eight issued U.S. patents. He serves on the University of Michigan Technology Transfer National Advisory Board and as an advisor to Lilly Ventures. He is a member of the Board of Directors of Tentarix Biotherapeutics LP, a private biotechnology company, and serves as a scientific advisor to a number of biotechnology and immunology companies. Dr. Bumol earned his B.S. degree in microbiology from the University of Michigan and his Ph.D. in microbiology-immunology from the University of Minnesota. He completed postdoctoral studies through a fellowship in the Department of Molecular Immunology at Scripps Research in La Jolla, California. Dr. Bumol’s qualifications to serve on the board of directors include his scientific expertise in drug discovery and development and experience in strategic partnering and other collaborations within the life sciences and pharmaceutical industries.

Gregory A. Demopulos, M.D., age 66, founded our company and has served as our president, chief executive officer and chairman of the board of directors since June 1994. He also served as our chief financial officer and treasurer from January 2009 to October 2013 in an interim capacity and as our chief medical officer from June 1994 to March 2010. Prior to founding Omeros, Dr. Demopulos completed his residency in orthopedic surgery at Stanford University and his fellowship training in hand and microvascular surgery at Duke University. In 2019, Dr. Demopulos was a recipient of the Prix Galien Canada Research Award. He has authored over 30 articles and reviews in peer-reviewed publications and is an inventor on 62 issued and allowed U.S. patents and over 1,000 issued and allowed foreign patents. Dr. Demopulos currently serves on the board of trustees of the Smead Funds Trust, an open-end mutual fund company registered under the Investment Company Act of 1940. Dr. Demopulos received his M.D. from Stanford University School of Medicine and his B.S. from Stanford University. Dr. Demopulos’ qualifications to serve on the board of directors include his position and experience as our president and chief executive officer, his medical and scientific expertise, experience with clinical development and design and detailed knowledge of our operations and development programs. Dr. Demopulos is the brother of Peter A. Demopulos, M.D., a member of our board of directors.

Leroy E. Hood, M.D., Ph.D., age 86, has served on our board of directors since March 2001. He also has served on our nominating and governance committee since September 2009, on our compensation committee since July 2011 and on our scientific committee since September 2019. Dr. Hood is chief strategy officer and professor at the Institute for Systems Biology, a non-profit research institute dedicated to the study and application of systems biology. Dr. Hood co-founded the Institute for Systems Biology in 2000 and served as its first president through December 2017. Dr. Hood is the founding chief executive officer of Phenome Health, a non-profit organization dedicated to the development of phenomics as a tool for assessing and optimizing individual health. Previously, Dr. Hood served as senior vice president and chief science officer of Providence St. Joseph Health, a multi-state, not-for-profit health system, from 2016 to 2021. Dr. Hood was founder and chairman of the Department of Molecular Biotechnology at the University of Washington School of Medicine. Dr. Hood also co-founded Amgen, Inc., Applied Biosystems, Inc., Darwin Molecular Technologies, Inc., Rosetta Inpharmatics, Inc. and SyStemix, Inc. Dr. Hood is a member of the National Academy of Sciences, the National Academy of Engineering and the National Academy of Medicine. He has published more than 850 peer-reviewed articles, holds over 30 patents and is the recipient of numerous national and international awards, including the National Medal of Science, the Lasker Award and the Kyoto Prize. Dr. Hood received his Ph.D. and B.S. from the California Institute of Technology and his M.D. from The Johns Hopkins School of Medicine. Dr. Hood’s qualifications to serve on the board of directors include his scientific expertise in drug discovery and development and experience in founding and building biotechnology and pharmaceutical companies.

Audit Committee and Audit Committee Financial Expert

Our board of directors has a standing audit committee composed of Arnold C. Hanish (chair), Thomas J. Cable and Rajiv Shah, M.D. Our board of directors has determined that Mr. Hanish is an “audit committee financial expert” as defined in SEC rules and that each of the audit committee members meets the requirements of The Nasdaq Stock Market LLC (“Nasdaq”) and the SEC for independence of audit committee members.

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

Insider Trading Policy

We maintain an insider trading policy governing the purchase, sale, and other dispositions of our securities that applies to all directors, officers, employees, and other individuals who may be designated as subject to the policy. We believe our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any exchange listing standards applicable to us. A copy of our insider trading policy was filed as Exhibit 19.1 to our Annual Report on Form 10-K for the year ended December 31, 2024. With regard to our company trading in its own securities, it is our policy to comply with the applicable insider trading laws, rules and regulations, and exchange listing standards.

Hedging Restrictions

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

Pledging Restrictions

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

Compensation Clawback Policy

Our compensation clawback policy, which became effective on October 2, 2023, provides for the recovery of excess incentive-based compensation paid to current and former executive officers in the event of an accounting restatement due to material noncompliance with any financial reporting requirement under securities laws. The policy applies to compensation that is granted, earned or vested on or after the effective date of the policy based wholly or in part on the attainment of a financial reporting measure. The policy provides for the recovery of the amount of incentive-based compensation received by our executive officers during the three preceding fiscal years that exceeds the amount of such compensation that otherwise would have been received had it been determined based on the restated amounts. The recovery of excess incentive-based compensation is required without regard to whether an executive officer engaged in any misconduct or otherwise caused or contributed to the noncompliance requiring an accounting restatement.

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

Our non-employee director compensation policy provides that a non-employee director is granted an option to purchase 30,000 shares of our common stock upon his or her initial appointment or election to the board of directors, subject to vesting in equal annual installments over a three-year period beginning on the date the director took office. In addition, on the date of each annual meeting of shareholders, each non-employee director who has served as a director for at least six months and who will continue to serve as a director after the annual meeting is granted an option to purchase 15,000 shares of our common stock that vests in full on the day prior to the date of the next annual meeting of shareholders. The per share exercise price for options granted to non-employee directors is equal to the closing public trading price of our common stock on the date of grant, and vesting is conditioned on the director’s continued service through the applicable vesting dates.

Under our policy, each non-employee director receives an annual cash retainer of $50,000 for service on the board of directors, plus additional fees for committee service, as applicable. Committee fees are $10,000, $7,500, $5,000 and $5,000 per year for services as a non-chair member of the audit, compensation, nominating and governance, and scientific committees, respectively, while fees for the chairs of those committees are $20,000, $15,000, $10,000 and $10,000 per year, respectively. In addition, our lead independent director receives an annual retainer of $25,000 for his service in such capacity. Director fees are paid on a quarterly basis as earned on a prorated basis.

2024 Non-Employee Director Compensation

The following table shows the compensation of each person who served as a non-employee director during the fiscal year ended December 31, 2024:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Total ($)
Thomas F. Bumol, Ph.D.	60,000	49,073	109,073
Thomas J. Cable	110,000	49,073	159,073
Peter A. Demopulos, M.D.	55,000	49,073	104,073
Arnold C. Hanish	70,000	49,073	119,073
Leroy E. Hood, M.D., Ph.D.	67,500	49,073	116,573
Diana T. Perkinson, M.D.	58,750	49,073	107,823
Rajiv Shah, M.D.	72,500	49,073	121,573

(1)   The amounts reported in this column represent the grant date fair value of option awards granted to our non-employee directors during 2024 as computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718. The assumptions used to calculate the value of these option awards are set forth in Note 12, Stock-Based Compensation, to our consolidated financial statements included in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2024.

(2)   As of December 31, 2024, Dr. Bumol, Mr. Cable, Dr. Peter Demopulos, Mr. Hanish, Dr. Hood, Dr. Perkinson and Dr. Shah held options to purchase 75,000, 97,500, 97,500, 97,500, 97,500, 45,000 and 107,500 shares of our common stock, respectively.

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

This Compensation Discussion and Analysis provides an overview of our executive compensation philosophy, the overall objectives of our executive compensation program and the components of our compensation program for our named executive officers. This section also discusses our executive compensation process. When we refer to our named executive officers in this Amendment, we are referring to the following individuals, who were our only executive officers during 2024:

●     Gregory A. Demopulos, M.D., our president, chief executive officer and chairman of the board of directors, who is referred to as our CEO;

●     David J. Borges*, our vice president, finance, chief accounting officer and treasurer;

●     Peter B. Cancelmo, J.D., our vice president, general counsel and secretary; and

●     Michael A. Jacobsen*, our former vice president, finance, chief accounting officer and treasurer.

* Effective June 30, 2024, Mr. Jacobsen retired from his position as our vice president, finance, chief accounting officer and treasurer and Mr. Borges was appointed to that position.

We determine compensation for our named executive officers based on their ability to achieve operational goals that further our long-term business objectives and create sustainable long-term shareholder value in a cost-effective manner. We generally make adjustments to each element of compensation for our named executive officers on an annual basis in connection with annual awards of stock options to eligible employees, although, in historical periods, compensation adjustments or the timing thereof have been affected by the timing of independent compensation analyses from third parties, availability of cash, the need to preserve capital and the achievement of significant corporate objectives. For more information regarding the timing of our stock option awards, see “Additional Policies and Practices—Equity Award Grant Timing Practices” below.

In 2024, our compensation committee approved:

●     base salary adjustments for our named executive officers, considering market competitiveness along with company and individual performance in 2023;

●     cash bonuses for our named executive officers on the basis of company and individual bonus performance; and

●     stock option awards for all eligible employees, including our named executive officers, considering market competitiveness along with company and individual performance in 2023.

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

Executive Compensation-Setting Process

Role of the Compensation Committee

The compensation committee of our board of directors is responsible for establishing our executive compensation philosophy and administering our executive compensation program, as well as determining and approving the compensation for our executive officers. The compensation committee periodically reports to our board of directors on its deliberations and actions. The compensation committee, with the assistance of Compensia, its independent compensation consultant, reviews our executive compensation program, including our incentive compensation plans, to determine whether they are appropriate relative to our peers and that each component of total compensation is appropriately designed and properly coordinated to achieve the intended purpose of our executive compensation program. In addition to the services mentioned above, Compensia also recommends to our board of directors or compensation committee any modifications of our existing plans, or new plans or programs, from time to time as requested by our board of directors or compensation committee.

Role of Management

In carrying out its responsibilities, the compensation committee works with members of our management, including our CEO. Typically, our senior management assists the compensation committee and Compensia by providing information on company and individual performance, market data and management’s perspective and recommendations on compensation matters. Our CEO reviews data compiled by Compensia and our senior management and makes recommendations to the compensation committee regarding the compensation of our executive officers and significant employees. Our CEO does not make recommendations with respect to his own compensation and excuses himself from compensation committee meetings when his compensation is discussed. While the compensation committee solicits and reviews our CEO’s recommendations and proposals with respect to compensation-related matters and receives guidance from Compensia, the compensation committee makes its decisions independently and may consider additional factors and information in making its decisions.

Role of Compensation Consultant

The compensation committee is authorized to retain the services of compensation consultants and other advisors in connection with the discharge of its responsibilities. The compensation committee has engaged Compensia to assist it from time to time in assessing a set of executive compensation guiding principles, to evaluate the competitiveness of our executive officers’ compensation and to assist it in designing and implementing our executive compensation program. Compensia serves at the discretion of the compensation committee and provided certain advisory services to the compensation committee in 2024 as described below.

Use of Competitive Data

To assess the competitiveness of our executive compensation program and current compensation levels and to assist it in setting compensation levels, the compensation committee refers to executive compensation data compiled from a peer group of comparable companies in our industry.

With Compensia’s assistance, our compensation committee developed this group (the Peer Group) in 2023 and used Peer Group data in connection with compensation decisions in 2024. Peer companies were selected for the Peer Group based on their comparability to Omeros in terms of stage of development, therapeutic areas, financial health, revenue and market capitalization. Omeros maintains a diverse product pipeline and comparability on depth and breadth of product pipeline was strongly considered in determining peer companies. The Peer Group is comprised of the following companies:

● Aclaris Therapeutics, Inc. ● Agios Pharmaceuticals, Inc. ● Arcus Biosciences, Inc. ● bluebird bio, Inc. ● Coherus BioSciences, Inc. ● Collegium Pharmaceutical, Inc. ● Enanta Pharmaceuticals, Inc.	● Esperion Therapeutics, Inc. ● Ironwood Pharmaceuticals, Inc. ● Karyopharm Therapeutics Inc. ● Mersana Therapeutics, Inc. ● Pacira BioSciences, Inc. ● Vanda Pharmaceuticals, Inc.

In addition to peer group and other data from Compensia, our compensation committee typically also refers to commercially available compensation survey data for relevant markets in connection with its compensation decisions.

Most Recent “Say-on-Pay” Vote and Shareholder Engagement

We conducted our most recent non-binding advisory shareholder vote (a so-called “say-on-pay” vote) on the compensation of our named executive officers at our 2024 Annual Meeting of Shareholders. Although 69% of the votes cast at last year’s meeting were voted in favor of our executive compensation policies and programs, our compensation committee noted that this level of support represented a decline in the percentage of favorable votes compared to the 89% of votes cast in favor at the 2023 Annual Meeting of Shareholders. Our executive compensation policies and practices are substantially consistent with the policies and practices that have received strong support from shareholders in prior say-on-pay votes. Therefore, the compensation committee believes the lower level of shareholder support at the 2024 Annual Meeting of Shareholders is attributable to a one-time special discretionary bonus that was granted to our chief executive officer during 2023.

To ensure that the committee correctly interpreted the lower-than-usual support for our executive compensation programs and policies received at the 2024 Annual Meeting of Shareholders, we invited several of our largest shareholders who voted against the say-on-pay proposal to engage with Mr. Cable, the chair of the compensation committee, and certain members of management on our executive compensation philosophy, program components and other compensation-related matters. The feedback we received regarding the 2024 say-on-pay vote was informative and suggested that the outcome of the 2024 say-on-pay vote was based on actions taken by the compensation committee in 2023 in relation to the unique special discretionary bonus paid to our chief executive officer, and that our shareholders do not have material concerns with our compensation program or its design.

Feedback from these shareholder interactions was communicated to our compensation committee and our board of directors and was discussed with management as appropriate. Based on shareholder feedback, the historically strong support received in prior say-on-pay votes, the unique circumstances associated with the award of the special bonus to our chief executive officer in 2023 and the expectation that no similar discretionary special bonuses will be awarded to our executive officers in the foreseeable future, the compensation committee decided not to change our general executive compensation philosophy as disclosed above, except that based on shareholder feedback regarding the annual bonus program, the compensation committee will clarify that payouts under our annual bonus program are subject to a cap of 150% of the applicable target bonus for each executive officer.

The compensation committee periodically reviews the design and operation of both our annual bonus and equity compensation programs to ensure that they are appropriately designed to attract, retain and motivate our executive officers and key employees and that these incentives are aligned with outcomes that drive stock price performance. Discussions with shareholders on these aspects of our executive compensation program have focused on our reliance on qualitative performance measures for purposes of our annual bonus plan and our exclusive use of time-based stock options for equity incentive compensation.  Consistent with shareholder feedback, the committee expects to consider modifications to these compensation programs as our organization matures.

The committee believes that establishing high-level goals for corporate development and paying bonuses based on the committee’s qualitive determination of the extent to which those goals have been achieved provides an appropriate and necessary level of flexibility for a clinical-stage company in our industry. The operation of a commercial stage business lends itself more easily to the establishment of quantitative performance goals for purposes of the annual bonus plan and the committee expects increasingly to rely on such measures to align pay with performance as our organization matures into a commercial stage enterprise. As is common for clinical stage companies in our industry, we have historically relied on time-based stock options to retain and provide incentives to our executive officers that are aligned with long-term stock price performance. As with our annual bonus program, the compensation committee believes this approach to equity compensation is appropriate for our current stage of development and expects to consider in the future whether modifications to our equity compensation programs may be appropriate after the company reaches a commercial stage.

Executive Compensation Program Components

The following is a summary of our total compensation program for the named executive officers for 2024.

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

Limited (see “Perquisites and Other Personal Benefits” for more information)

The following is a description of each component of our executive compensation program, the rationale for each component and how awards were determined in 2024.

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

In April 2024, the compensation committee increased the base salaries of Dr. Demopulos and Messrs. Borges, Cancelmo and Jacobsen after reviewing competitive market data as well as Peer Group data and considering the performance of our named executive officers and the company. The base salary increases were effective April 1, 2024. Mr. Borges was promoted in April 2024 as part of planned succession to Mr. Jacobsen’s positions with the company, and the compensation committee considered the increase in Mr. Borges’s responsibilities in connection with his promotion when determining his base salary. The new base salary rates for our named executive officers, following the salary increases, were as follows:

Named Executive Officer	Adjusted 2024 Base Salary
Gregory A. Demopulos, M.D.	$972,525
David J. Borges	$325,000
Peter B. Cancelmo, J.D.	$489,480
Michael A. Jacobsen	$478,348

Annual Bonuses

Our compensation committee has the authority and discretion to award bonuses to our named executive officers. We believe bonuses provide an effective tool to motivate and retain our employees, including our named executive officers, and achieve our business objectives.

With respect to our payment of bonuses, the compensation committee generally establishes an annual target bonus amount for each named executive officer. This amount is calculated as a percentage of the named executive officer’s base salary and typically ranges from 25% to 100%. The target amounts are reviewed and revised as needed to align with competitive market compensation paid to similarly situated executives at the companies in the Peer Group and to properly address individual responsibilities and experience, internal pay equity and other factors. The extent to which bonuses are actually paid is determined at the discretion of the compensation committee based primarily upon an assessment of our achievement of the corporate performance objectives for the year, with consideration also being given to an assessment of each named executive officer’s individual performance and contribution to the achievement of our corporate performance objectives.

Preliminary performance objectives are established by the board of directors, with input from our named executive officers and other members of senior management, as corporate goals that reflect our business priorities for the year. For each performance year, the compensation committee, in consultation with the board of directors, reviews the corporate performance objectives to determine and confirm their appropriateness for use as performance metrics for purposes of named executive officer compensation. The objectives may be re-visited during the year and potentially restated in the event of significant changes in corporate strategy or the occurrence of significant corporate events. The compensation committee retains full discretion to adjust individual bonus awards upwards for exceptional performance and to otherwise adjust bonus awards upwards or downwards to respond to changes in competitive compensation or other factors not measured by corporate or individual performance in any given year. In addition, depending on the company’s cash position, the compensation committee has the discretion, after consulting with the board of directors and our CEO, to not pay cash bonuses to conserve cash and support ongoing development programs and commercialization efforts.

Corporate performance factors established in connection with compensation decisions for the 2023 performance year, which formed the basis for bonuses paid in 2024, included objectives related to:

●     submission to FDA of a formal analysis plan in connection with our planned resubmission of our biologics license application for narsoplimab in hematopoietic stem cell transplant-associated thrombotic microangiopathy (“TA-TMA”);

●     completing an interim analysis and reading out proteinuria data from our Phase 3 clinical trial evaluating narsoplimab for the treatment of IgA nephropathy, ARTEMIS-IgAN;

●     rapidly advancing our pipeline of earlier-stage complement inhibitors by completing multiple key clinical milestones in our OMS906 and OMS1029 programs;

●     advancing development of our discovery-stage oncology and infectious disease programs and building the related intellectual property estates;

●     strengthening our financial position and advancing strategic objectives through non-dilutive financing transactions; and

●     other strategic objectives.

In March 2024, our board of directors reviewed the corporate performance objectives previously established for 2023 and determined that the corporate performance objectives for 2023 had been achieved at the 100% level.

Following receipt and consideration of an executive compensation review study prepared by Compensia, the compensation committee approved cash bonuses for our named executive officers in April 2024. The cash bonuses awarded to Messrs. Jacobsen and Cancelmo were equal to 100% of their target bonus amounts, which were 35% of their 2023 base salaries. Accordingly, Messrs. Jacobsen and Cancelmo received bonus payments of $160,983 and $163,160, respectively. In recognition of Dr. Demopulos’ leadership role in the achievement of each of the corporate performance objectives in 2023, the compensation committee approved a cash bonus payment to Dr. Demopulos of $926,214, equal to 100% of his target bonus amount, which was 100% of his base salary. Mr. Borges, who was not yet a named executive officer, received a cash bonus award equal to 100% of his target bonus amount, which was 20% of his 2023 base salary, along with a performance award of $15,000 in recognition of his individual contributions in 2023 in support of our financing activities, resulting in an overall bonus payment to Mr. Borges of $68,993. With his promotion in April 2024, the bonus target for Mr. Borges was increased to 35% of base salary beginning with the 2024 performance period.

During 2024, the compensation committee also established corporate objectives for the 2024 performance year including, among other identified goals, resubmission of our biologics license application for narsoplimab in TA-TMA, rapidly advancing our pipeline of earlier-stage complement inhibitors by completing key clinical milestones in our zaltenibart and OMS1029 programs, advancing development of our oncology, infectious disease and other discovery-stage programs, as well as strengthening our financial position and through completion of non-dilutive financing transactions.

Equity Compensation

Historically, we have not applied a specific formula to determine the size of the equity awards that are granted to our executive officers. Instead, the compensation committee has exercised its judgment, taking into consideration, among other things, Peer Group data compiled by Compensia as well as company performance, an evaluation of the expected and actual performance of each named executive officer, each named executive officer’s responsibilities, experience, skills and contributions, the cash compensation received by each named executive officer, relative internal pay equity and market conditions. The compensation committee generally also considers the existing equity holdings of each named executive officer, including the current economic value of their unvested equity and the ability of these unvested holdings to satisfy our objectives of retaining and incentivizing our executive officers. Based on these factors, the compensation committee, with data received from Compensia and, with respect to Messrs. Borges, Cancelmo and Jacobsen, input from the CEO, determines the size of each award at levels it considers appropriate to create a meaningful opportunity for reward predicated on the creation of long-term shareholder value. The compensation committee has historically granted equity awards to our named executive officers in the form of stock options, although it is authorized to grant other types of equity awards, including restricted stock and restricted stock units, and may do so in the future.

The compensation committee grants stock option awards on an annual basis. In April 2024, the compensation committee granted stock option awards to our employees, including our named executive officers. In determining the size of the stock option awards for the named executive officers, the compensation committee considered their individual performance and corporate milestones achieved in 2023, discussed above, as well as internal equity and related factors. Mr. Borges was promoted in April 2024 and the compensation committee considered his expanded role when determining the size of his stock option award.

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

The stock option awards granted to our named executive officers in April 2024 have an exercise price of $3.06 per share and vest in equal monthly installments over a four-year period commencing April 1, 2024. The stock option awards granted to our named executive officers in 2024 were as follows:

Number of Shares of Common Stock
Underlying Stock Option Awards
Named Executive Officer	Granted in 2024
Gregory A. Demopulos, M.D.	725,000
David J. Borges	95,000
Peter B. Cancelmo, J.D.	100,000
Michael A. Jacobsen	100,000

Retirement and Other Benefits

We have established a broad-based tax-qualified Section 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. Under this plan, participants may elect to make pre-tax contributions, or post-tax contributions under a Roth option, of up to 100% of their current compensation, not to exceed the applicable statutory income tax limitation (which was $23,000 in 2024, or $30,500 if age 50 or older). We have an annual matching program based on salary deferral contributions made by participants in the plan. The company contribution is a match of the amount participants contribute to the plan, up to 4% of their eligible earnings or a maximum employer match of $4,000 per year. Participants must be employed with the company at December 31 of each year to be eligible for the matching contribution. The matching contribution vests at 25% per year beginning upon the participant’s initial employment at the company. We intend for the plan to qualify under Section 401(a) of the Internal Revenue Code (the Code), so that deferral contributions by participants to the plan, and income earned on plan contributions, are not taxable to participants until withdrawn from the plan.

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

Perquisites and Other Personal Benefits

Historically, with the exception of parking expenses, we only have provided perquisites or other personal benefits to our CEO. Since 2020, we have paid the parking expenses at our headquarters facility for all Omeros employees. Pursuant to the terms of his employment agreement, we pay certain expenses incurred by our CEO, including his medical malpractice insurance premiums and practice fees so that he may continue to practice medicine. We believe that his ability to maintain his position as a practicing surgeon is beneficial to our corporate objectives including, for example, by providing him with insight in determining the strategic direction of the company as well as assisting in the establishment of relationships with key medical and other opinion leaders relevant to our drug programs and corporate strategies. We also pay for our CEO’s business-related information technology expenses and his parking expense at a separate location.

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

Additional Policies and Practices

Hedging and Pledging Policies

Our insider trading policy includes certain prohibitions on short sales, hedging and pledging of our securities. For a summary of these prohibitions, see Part III, Item 10, “Directors, Executive Officers and Corporate Governance — Insider Trading Policy.”

Compensation Clawback Policy

Our compensation clawback policy provides for the recovery of excess incentive-based compensation paid to current and former executive officers in the event of an accounting restatement due to material noncompliance with any financial reporting requirement under securities laws. For a description of this policy, see Part III, Item 10, “Directors, Executive Officers and Corporate Governance — Compensation Clawback Policy.”

Equity Award Grant Timing Practices

While we do not have a formal policy with respect to the timing of our equity award grants, the compensation committee has endeavored to grant such awards on a consistent annual schedule, with retroactive vesting of awards beginning on April 1 of the year of grant. The compensation committee or our CEO may also grant equity awards at other times of the year, for example, in connection with new hires and promotions. We do not grant equity awards in anticipation of the release of material nonpublic information, and we do not time the release of material nonpublic information based on equity award grant dates or for the purpose of affecting the value of executive compensation.

Tax and Accounting Considerations

Deductibility of Executive Compensation

As described above, the compensation committee believes that its primary responsibility is to provide a compensation program that enables us to attract, retain and motivate highly qualified and talented executive officers. Accordingly, while the compensation committee considers all cost elements of our executive compensation program, the compensation committee may, in its judgment, authorize compensation payments that exceed the $1.0 million limit on deductible compensation under Section 162(m) of the Code when it believes that such payments are appropriate to attract, retain and reward executive talent and to promote our corporate objectives.

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

Section 409A of the Code imposes significant additional taxes if an executive officer, director or service provider receives “deferred compensation” that does not satisfy the restrictive conditions of the provision. Although we did not have a traditional nonqualified deferred compensation plan in place for our executive officers during 2024, Section 409A applies to certain equity awards and severance arrangements. We believe that we have structured our equity awards in a manner intended to comply with the applicable Section 409A conditions.

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

Compensation Committee Report

The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in the Amendment No. 1 on Form 10-K/A to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and, based on such review and discussion, has recommended to the board of directors that the Compensation Discussion and Analysis be furnished in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2024.

COMPENSATION COMMITTEE Thomas J. Cable, Chair Leroy E. Hood, M.D., Ph.D. Rajiv Shah, M.D.

Compensation Committee Interlocks and Insider Participation

During 2024, Mr. Cable, Dr. Hood and Dr. Shah served on our compensation committee. No member of our compensation committee is a current or former officer or employee of our company, and no member had any relationship that would require disclosure as a related person transaction under Item 404 of Regulation S-K. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Executive Compensation Tables

Summary Compensation Table

The following table reflects our named executive officers’ compensation for the years ended December 31, 2024, 2023 and 2022.

				Option	All Other
		Salary	Bonus	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)(1)	($)(2)	($)(3)	($)
Gregory A. Demopulos, M.D.	2024	960,947	926,214	1,851,743	25,247	3,764,151
President, Chief Executive Officer	2023	917,308	5,024,179	1,724,564	23,792	7,689,843
and Chairman of the Board	2022	882,027	890,000	1,934,052	22,607	3,728,686
David J. Borges (4)	2024	311,841	68,993	242,642	4,431	627,907
Vice President, Finance, Chief
Accounting Officer and Treasurer
Peter B. Cancelmo, J.D.	2024	483,653	163,160	255,413	4,668	906,894
Vice President, General Counsel	2023	456,548	147,550	241,198	7,337	852,633
and Secretary	2022	417,960	77,760	238,037	7,516	741,273
Michael A. Jacobsen (4)	2024	275,401	160,983	255,413	4,246	696,043
Former Vice President, Finance, Chief	2023	454,475	151,127	241,198	7,169	853,969
Accounting Officer and Treasurer	2022	429,936	81,120	252,914	7,541	771,511

(1)   The bonuses paid to each of our named executive officers in 2024, 2023 and 2022 relate to the respective prior year’s performance. In 2023, Dr. Demopulos received an annual bonus payment of $1,024,179 and a discretionary special bonus payment of $4,000,000.

(2)   Amounts shown in this column do not reflect compensation realized by the named executive officers. Instead, the dollar amounts reported in this column represent the grant date fair value of option awards granted to our named executive officers during the applicable year as computed in accordance with FASB ASC Topic 718. The assumptions used to calculate the value of option awards are set forth in Note 12, Stock-Based Compensation, to our consolidated financial statements included in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2024. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeiture related to service-based vesting conditions. Realization of the compensation reported in this column, if any, is dependent upon the price of our common stock at the time the stock options are exercised.

(3)   All Other Compensation includes perquisites and other personal benefits paid to Dr. Demopulos of $20,799, $19,117 and $17,857 in 2024, 2023 and 2022, respectively. Perquisites and personal benefits consisted of expenses incurred by Dr. Demopulos to retain his medical license, including medical malpractice insurance premiums and practice fees, as well as business-related information technology and parking expenses at a location separate from our headquarters. All Other Compensation for our other named executive officers in 2024 includes life insurance premium payments and 401(k) matching contributions. For 2023 and 2022, All Other Compensation for each of our named executive officers (including Dr. Demopulos) additionally included parking expenses at our headquarters facility.

(4)   Effective June 30, 2024, Mr. Jacobsen retired from his position as our vice president, finance, chief accounting officer and treasurer and Mr. Borges was appointed to that position. After June 30, 2024, Mr. Jacobsen continued to serve as a part-time employee and senior finance advisor to our company.

2024 Grants of Plan-Based Awards

The following table shows certain information regarding grants of plan-based awards made to our executive officers for the year ended December 31, 2024.

		All Other Option
		Awards: Number		Exercise or Base	Grant Date Fair
		of Securities		Price of Option	Value of Stock and
		Underlying Options		Awards	Option Awards
Name	Grant Date	(#)(1)		($/Sh)	($)(2)
Gregory A. Demopulos, M.D.	04/25/24	725,000	(3)	3.06	1,851,743
David J. Borges	04/25/24	95,000	(3)	3.06	242,642
Peter B. Cancelmo, J.D.	04/25/24	100,000	(3)	3.06	255,413
Michael A. Jacobsen	04/25/24	100,000	(3)	3.06	255,413

(1)   These option awards were granted under the 2017 Omnibus Incentive Compensation Plan.

(2)   Amounts shown in this column do not reflect compensation realized by the named executive officers. Instead, the dollar amounts reported in this column represent the grant date fair value of option awards granted to our named executive officers during the applicable year as computed in accordance with FASB ASC Topic 718. The assumptions used to calculate the value of option awards are set forth in Note 12, Stock-Based Compensation, to our consolidated financial statements included in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2024. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeiture related to service-based vesting conditions. Realization of the compensation reported in this column, if any, is dependent upon the price of our common stock at the time the stock options are exercised.

(3)   The shares subject to this option award vest on a monthly basis in equal amounts over a four-year period beginning on April 1, 2024.

Outstanding Equity Awards at 2024 Fiscal Year-End

The following table reflects outstanding equity awards held by each of the named executive officers as of December 31, 2024. The vesting schedule applicable to each outstanding award is described in the footnotes to the table below.

	Number of		Number of
	Securities		Securities
	Underlying		Underlying
	Unexercised		Unexercised
	Options (#)		Options (#)	Option Exercise	Option Expiration
Name	Exercisable		Unexercisable	Price ($)	Date
Gregory A. Demopulos, M.D.	400,000	(1)	—	10.27	02/19/26
	400,000	(2)	—	10.56	12/05/26
	375,000	(3)	—	11.55	02/26/27
	350,000	(4)	—	13.58	04/08/28
	425,000	(5)	—	13.45	02/08/29
	450,000	(6)	—	11.91	03/01/30
	504,167	(7)	45,833	14.99	07/02/31
	433,333	(8)	216,667	3.93	09/21/32
	297,917	(9)	417,083	2.94	09/22/33
	120,833	(10)	604,167	3.06	04/25/34
David J. Borges	15,000	(11)	—	15.58	06/08/30
	6,233	(7)	567	14.99	07/02/31
	13,333	(8)	6,667	3.93	09/21/32
	10,417	(9)	14,583	2.94	09/22/33
	15,833	(10)	79,167	3.06	04/25/34
Peter B. Cancelmo, J.D.	20,000	(12)	—	11.85	01/02/29
	20,000	(13)	—	16.63	06/10/29
	50,000	(6)	—	11.91	03/01/30
	20,000	(14)	—	10.22	10/26/30
	68,750	(7)	6,250	14.99	07/02/31
	53,333	(8)	26,667	3.93	09/21/32
	41,667	(9)	58,333	2.94	09/22/33
	16,667	(10)	83,333	3.06	04/25/34
Michael A. Jacobsen	65,000	(1)	—	10.27	02/19/26
	85,000	(2)	—	10.56	12/05/26
	70,000	(3)	—	11.55	02/26/27
	60,000	(4)	—	13.58	04/08/28
	65,000	(5)	—	13.45	02/08/29
	70,000	(6)	—	11.91	03/01/30
	68,750	(7)	6,250	14.99	07/02/31
	56,667	(8)	28,333	3.93	09/21/32
	41,667	(9)	58,333	2.94	09/22/33
	16,667	(10)	83,333	3.06	04/25/34

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

(6)   The shares subject to this option award vested on a monthly basis in equal installments over a four-year period that began on March 1, 2020.

(7)   The shares subject to this option award vest on a monthly basis in equal installments over a four-year period that began on April 1, 2021.

(8)   The shares subject to this option award vest on a monthly basis in equal installments over a four-year period that began on April 1, 2022.

(9)   The shares subject to this option award vest on a monthly basis in equal installments over a four-year period that began on April 1, 2023.

(10) The shares subject to this option award vest on a monthly basis in equal installments over a four-year period that began on April 1, 2024.

(11) The shares subject to this option award vested over a four-year period that began on June 8, 2020, with 25% of the total number of shares subject to the option award vesting on June 8, 2021 and the remaining shares vesting on a monthly basis in equal amounts.

(12) The shares subject to this option award vested over a four-year period that began on January 1, 2019, with 25% of the total number of shares subject to the option award vesting on January 1, 2020 and the remaining shares vesting on a monthly basis in equal amounts.

(13) The shares subject to this option award vested on a monthly basis in equal amounts over a four-year period that began on June 10, 2019.

(14) The shares subject to this option award vested on a monthly basis in equal installments over a four-year period that began on October 26, 2020.

2024 Option Exercises and Stock Vested

There were no option exercises or stock vested by our named executive officers during the year ended December 31, 2024.

Potential Payments Upon Termination or Change in Control

Pursuant to our employment agreement with Dr. Demopulos, we are required to make payments to him upon termination of his employment in the circumstances described below. In addition, under the terms of our equity incentive plans, all of our named executive officers and significant employees are entitled to acceleration of vesting of their option awards upon a merger or change in control under certain conditions or pursuant to terms and conditions as may be determined by the compensation committee according to such plans. See “Equity Acceleration Upon a Change in Control” below.

Employment Agreement with Gregory A. Demopulos, M.D.

Overview

We entered into an employment agreement with Dr. Demopulos dated April 7, 2010 related to his service as our president and chief executive officer. Pursuant to the terms of his employment agreement, Dr. Demopulos is an at-will employee and was entitled to receive an initial annual base salary of $600,000, which our compensation committee reviews at least annually. Effective as of April 1, 2024, Dr. Demopulos’ annual salary was increased to $972,525 from $926,214. We may not reduce Dr. Demopulos’ annual base salary without his consent. Dr. Demopulos is entitled to participate in awards under our equity compensation and/or equity incentive plans at a level and on terms commensurate with his position and responsibilities, and no less favorable than those applicable to chief executive officers of peer companies as reasonably determined by the compensation committee, taking into account the recommendation of our independent compensation consultants. Dr. Demopulos also is entitled to participate in any employee benefit and fringe benefit plans that we make available to our executive employees, such as our equity compensation plans, 401(k) plan, disability and life insurance and company-paid health insurance. We also have agreed to allow Dr. Demopulos to maintain his status as a board-eligible orthopedic and hand and microvascular surgeon, which includes his performance of surgical procedures on a limited basis and have agreed to pay related malpractice insurance and professional fees, which were $13,167 in 2024. We believe that Dr. Demopulos’ ability to maintain his standing as a practicing surgeon is beneficial to our corporate objectives including, for example, providing him with insight in determining the strategic direction of the company as well as assisting in the establishment of relationships with key medical and other opinion leaders relevant to our drug programs and corporate strategies.

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

Termination Without Cause or for Good Reason

Dr. Demopulos’ employment agreement provides that if we terminate his employment without “cause,” as defined below, or if he terminates his employment with us for “good reason,” as defined below, then until the earlier of (a) two years from the date of his termination and (b) his start date with a new employer that pays him an annual base salary at least equal to the annual base salary we paid to him prior to his termination (provided that if he terminates his employment for good reason because of a reduction in his annual base salary, then the annual base salary that will be measured will be the annual base salary we paid him prior to such reduction), we will be obligated to pay him on our regularly scheduled payroll dates on an annualized basis:

●     the annual base salary he was receiving as of his termination, provided that if he terminates his employment for good reason because of a reduction in his annual base salary, then the annual base salary we will be obligated to pay him will be his annual base salary in effect prior to such reduction; plus

●     the greater of (1) the average bonus paid or payable with respect to the preceding two calendar years and (2) any bonus he would have been entitled to in the year of his termination as determined by our board of directors in good faith.

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

“Cause” is defined under Dr. Demopulos’ employment agreement to mean:

●     willful misconduct or gross negligence in the performance of his duties, including his refusal to comply in any material respect with the legal directives of our board of directors so long as such directives are not inconsistent with his position and duties, and such refusal to comply is not remedied within 10 working days after written notice from the board of directors;

●     dishonest or fraudulent conduct that materially discredits us, a deliberate attempt to do an injury to us or conduct that materially discredits us or is materially detrimental to our reputation, including conviction of a felony; or

●     material breach, if incurable, of any element of his confidential information and invention assignment agreement with us, including without limitation, his theft or other misappropriation of our proprietary information.

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

If Dr. Demopulos’ employment had been terminated without cause or if he had terminated his employment with good reason on December 31, 2024, he would have been entitled to receive an annual base salary of $972,525 and an annual bonus amount of $975,196 (or any greater bonus amount to which he would have been entitled in 2024 as determined by our board of directors in good faith), payable on a bi-monthly basis over a period of up to two years from the date of termination. In addition, option awards with a value of $8,304,144 would automatically vest upon his termination, which is the difference between $9.88, the closing trading price of our common stock on December 31, 2024, and the exercise price of the outstanding option awards held by Dr. Demopulos with an exercise price of less than $9.88 per share, multiplied by the number of shares subject to each such option award that would have automatically vested on his termination date.

Dr. Demopulos and his eligible dependents would also be entitled to participate in the health plans we provide to our employees for a period of up to two years from the date of his termination at an estimated cost to us of approximately $25,312.

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

“Disability” is defined under Dr. Demopulos’ employment agreement as his inability to perform his duties as the result of his incapacity due to physical or mental illness, and such inability, which continues for at least 120 consecutive calendar days or 150 calendar days during any consecutive 12‑month period, if shorter, after its commencement, is determined to be total and permanent by a physician selected by us and our insurers and acceptable to Dr. Demopulos.

2008 Equity Incentive Plan and 2017 Omnibus Incentive Compensation Plan

Under both the 2008 Equity Incentive Plan (the 2008 Plan) and the 2017 Omnibus Incentive Compensation Plan (the 2017 Plan), if there is no assumption or substitution of outstanding option awards or replacement of such awards with a comparable cash incentive program by the successor corporation in connection with a merger or “change in control” (as separately defined in each plan), the option awards will become fully vested and exercisable immediately prior to the change in control. In addition, under awards granted under each of the 2008 Plan and the 2017 Plan, if within 12 months following a change in control an employee, including Dr. Demopulos or any of Messrs. Borges, Cancelmo or Jacobsen, is terminated without “cause” or as a result of a “constructive termination,” as such terms are defined below, any outstanding option awards held by him or her, as applicable, that we issued pursuant to the 2008 Plan or the 2017 Plan, as applicable, will become fully vested and exercisable. The amounts under these plans that our named executive officers would have received under each of these scenarios appear in the table below.

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

Equity Acceleration Upon a Change in Control

The following table summarizes the value that each of Dr. Demopulos and Messrs. Borges, Cancelmo and Jacobsen would have derived from the acceleration of outstanding equity awards had a change in control (and certain other events, as applicable) occurred on December 31, 2024.

The amounts below represent the difference between $9.88, the closing trading price of our common stock on December 31, 2024, and the exercise price of the option awards with an exercise price of less than $9.88 per share held by these individuals, multiplied by the number of shares subject to such option awards that would have vested pursuant to the terms of our equity plans on December 31, 2024 upon the occurrence of each of the events identified in the table below.

			Termination Without
			Cause or Constructive
	Option Awards	Option Awards	Termination Within
	Assumed by	Not Assumed	12 Months of Change in
Name	Successor ($)	by Successor ($)	Control ($)
Gregory A. Demopulos, M.D.	—	8,304,144	8,304,144
David J. Borges	—	680,794	680,794
Peter B. Cancelmo, J.D.	—	1,131,831	1,131,831
Michael A. Jacobsen	—	1,141,743	1,141,743

CEO Pay Ratio Disclosure

We are required by SEC rules and regulations to disclose the annual total compensation for our CEO and the median annual total compensation for our worldwide employee population excluding our CEO, and the ratio of annual total compensation for our CEO to the annual total compensation for our median employee. To identify our median employee in 2024, we took the following steps:

1.    We determined that, as of December 31, 2024, our employee population consisted of 201 individuals (excluding our CEO), all of whom reside in the U.S. This population consisted of our full-time, part-time and temporary employees employed with us as of the determination date.

2.    To identify the “median employee” from our employee population, we used total W‑2 compensation consistently applied to all employees included in the calculation. We annualized the compensation for employees who were not employed by us for all of 2024 for purposes of establishing the distribution of employee compensation within our population and identified the employee nearest the median of this distribution who was employed for the full year 2024 as our median employee. We did not use any statistical sampling techniques and did not make any cost of living adjustments in identifying our median employee.

To determine our median employee’s annual total compensation, we identified and calculated the elements of that employee’s compensation for 2024 in accordance with the requirements of Item 402(c)(2) of Regulation S-K. Based on this analysis, for 2024 the total compensation of our CEO was $3,764,151, as reported in the Summary Compensation Table above, and the total compensation of our median employee was $183,614. This results in a ratio of annual total CEO compensation to annual total median employee compensation of approximately 20.5 to 1.

Our reported CEO pay ratio is an estimate calculated in a manner consistent with SEC rules for identifying the median employee and determining the ratio of his or her compensation to that of our CEO. These rules permit companies to employ a wide range of methodologies, estimates and assumptions. CEO pay ratios reported by other companies, which may have used other permitted methodologies or assumptions, and which may have a significantly different work force structure from ours, are not necessarily comparable to our CEO pay ratio. Also, as noted above, the dollar amount of stock option awards included in the total compensation for our CEO and our median employee represent the grant date fair value of stock option awards as computed in accordance with FASB ASC Topic 718, using assumptions set forth in Note 12, Stock-Based Compensation, to our consolidated financial statements included in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2024. Realization of this compensation is dependent upon the price of our common stock at the time the stock options are exercised.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information regarding our equity compensation plans in effect as of December 31, 2024:

		Average	Number of Securities
	Number of Securities	Exercise Price	Remaining Available
	to be Issued Upon	Of Outstanding	For Future
	Exercise of	Options,	Issuance Under
	Outstanding Options,	Warrants and	Equity Compensation
	Warrants and Rights	Rights	Plans
Equity compensation plans approved by security holders:
2017 Omnibus Incentive Compensation Plan (1)	13,966,710	$7.57	6,881,912
2008 Equity Incentive Plan (2)	2,724,172	$11.25	—
Total	16,690,882	$8.17	6,881,912

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock at April 17, 2025, for: each person who we know beneficially owns more than five percent of our common stock; each of our directors; each of our named executive officers; and all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. Applicable percentage ownership is based on 58,305,845 shares of common stock outstanding at April 17, 2025. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of common stock subject to options held by that person that are currently exercisable or will become exercisable within 60 days of April 17, 2025. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each person who owns more than five percent of our common stock listed in the table below is c/o Omeros Corporation, The Omeros Building, 201 Elliott Avenue West, Seattle, Washington 98119.

		Number of
		Shares		Percent of Class
	Exercisable	Beneficially		Beneficially
Name and Address of Beneficial Owner	Stock Options(1)	Owned(2)		Owned
5% Security Holders:
BlackRock, Inc. (3)	-	4,279,836		7.3%
Ingalls & Snyder, LLC (4)	-	4,161,315		7.1%
The Vanguard Group (5)	-	3,168,936		5.4%

Named Executive Officers and Directors:
Gregory A. Demopulos, M.D.	4,063,333	6,090,319		9.8%
David J. Borges	78,883	108,883		*
Peter B. Cancelmo, J.D.	331,667	331,867		*
Michael A. Jacobsen	632,501	646,501		1.1%
Thomas F. Bumol, Ph.D.	75,000	85,000	(6)	*
Thomas J. Cable	92,500	127,567		*
Peter A. Demopulos, M.D.	92,500	465,398	(7)	*
Arnold C. Hanish	92,500	104,900		*
Leroy E. Hood, M.D., Ph.D.	92,500	166,890		*
Diana T. Perkinson, M.D.	35,000	35,000		*
Rajiv Shah, M.D.	92,500	92,500		*

All executive officers and directors as a group (11 persons)	5,678,884	8,254,825		12.9%

*     Less than 1%

(1)   Represents shares that could be purchased pursuant to the exercise of option awards vested as of and within 60 days of April 17, 2025.

(2)   Represents outstanding shares plus the options set forth in the previous column.

(3)   Derived from amount reported in a Schedule 13G filed with the SEC on January 29, 2024. The address of BlackRock, Inc. is 50 Hudson Yards, New York, NY 10001. The Schedule 13G indicates that BlackRock, Inc. has sole voting power over 4,218,026 shares of common stock and sole dispositive power over 4,279,836 shares of common stock. The Schedule 13G filed by the reporting person provides information as of December 31, 2023 and, consequently, the beneficial ownership of the reporting person may have changed between December 31, 2023 and the date of this Amendment.

(4)   Derived from amount reported in Amendment No. 13 to Schedule 13G filed with the SEC on February 21, 2025 and assumes conversion of $1,395,000 aggregate principal amount of our 5.25% Convertible Senior Notes due 2026. The address of Ingalls & Snyder, LLC is 1 Rockefeller Plaza, New York, NY 10020. The Schedule 13G/A indicates that Ingalls & Snyder, LLC has shared dispositive power, but lacks voting power, over the shares. The Schedule 13G/A filed by the reporting person provides information as of December 31, 2024 and, consequently, the beneficial ownership of the reporting person may have changed between December 31, 2024 and the date of this Amendment.

(5)   Derived from amount reported in a Schedule 13G filed with the SEC on February 13, 2024. The address of The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355. The Schedule 13G indicates that The Vanguard Group has shared voting power over 56,506 shares, sole dispositive power over 3,085,958 shares and shared dispositive power over 82,978 shares. The Schedule 13G filed by the reporting person provides information as of December 29, 2023 and, consequently, the beneficial ownership of the reporting person may have changed between December 29, 2023 and the date of this Amendment.

(6)   The shares beneficially owned by Dr. Bumol are held of record by a revocable trust, of which Dr. Bumol and his spouse are co-trustees and beneficiaries with shared voting and investment power.

(7)   Includes 164,382 shares of common stock held by The Demopulos Family Trust, of which Dr. Peter Demopulos is the trustee and a beneficiary along with his sister and their mother’s estate. Dr. Peter Demopulos disclaims beneficial ownership of the shares held by The Demopulos Family Trust except to the extent of his pecuniary interest therein.

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

The following is a summary of transactions since January 1, 2023 to which we have been a party in which the amount involved exceeded $120,000 and in which any of our executive officers, directors or beneficial holders of more than five percent of our common stock had or will have a direct or indirect material interest, other than compensation arrangements which are described elsewhere in this Amendment. We believe that the terms of such transactions are as favorable as those we could have obtained from parties not related to us.

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

Director Independence

Our board of directors has determined that Dr. Bumol, Mr. Cable, Mr. Hanish, Dr. Hood, Dr. Perkinson and Dr. Shah each meet the independence requirements under applicable listing standards of Nasdaq and applicable rules promulgated by the SEC. The board of directors has determined that Gregory A. Demopulos and Peter A. Demopulos are not independent.

ITEM 14.            PRINCIPAL ACCOUNTING FEES AND SERVICES

Information Regarding Our Independent Registered Public Accounting Firm

Ernst & Young LLP (“Ernst & Young”) served as our independent registered public accounting firm for the years ended December 31, 2024 and 2023. Fees for professional services provided by Ernst & Young, our independent auditors, in each of the last two fiscal years, in each of the following categories (in thousands) are:

	2024	2023
Audit Fees	$1,266	$1,189
Audit-Related Fees	-	-
Tax Fees	141	267
All Other Fees	-	-
Total Fees	$1,407	$1,456

Audit Fees

Consists of fees associated with the annual audit of our financial statements, the reviews of our interim financial statements and quarterly reports on Form 10‑Q and the issuance of consents and comfort letters in connection with registration statements.

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

Audit Committee Pre-Approval Policy

The audit committee must pre-approve all services to be performed for us by Ernst & Young. Pre-approval is granted usually at regularly scheduled meetings of the audit committee. If unanticipated items arise between meetings of the audit committee, the audit committee has delegated authority to the chair of the audit committee to pre-approve services, in which case the chair communicates such pre-approval to the full audit committee at its next scheduled meeting. During 2024 and 2023, all services billed by Ernst & Young were pre-approved by the audit committee in accordance with this policy.

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith

1.1	Sales Agreement, dated March 1, 2021, between Omeros Corporation and Cantor Fitzgerald & Co.	10-K	001-34475	1.1	03/01/2021

3.1	Amended and Restated Articles of Incorporation of Omeros Corporation	10-K	001-34475	3.1	03/31/2010

3.2	Amended and Restated Bylaws of Omeros Corporation	10-K	001-34475	3.2	03/31/2010

4.1	Description of Common Stock	10-K	001-34475	4.1	03/01/2021

4.2	Form of Omeros Corporation common stock certificate	S-1/A	333-148572	4.1	10/02/2009

4.3	Indenture, dated as of August 14, 2020, between Omeros Corporation and Wells Fargo Bank, National Association, as trustee	8-K	001-34475	4.1	08/14/2020

4.4	First Supplemental Indenture, dated as of August 14, 2020, between Omeros Corporation and Wells Fargo Bank, National Association, as trustee (including the form of 5.25% Convertible Senior Notes due 2026)	8-K	001-34475	4.2	08/14/2020

10.1*	Form of Indemnification Agreement entered into between Omeros Corporation and its directors and officers	S-1	333-148572	10.1	01/09/2008

10.2*	2008 Equity Incentive Plan (as amended)	10-K	001-34475	10.6	03/16/2017

10.3*	Form of Stock Option Award Agreement under the 2008 Equity Incentive Plan	10-Q	001-34475	10.2	11/07/2013

10.4*	2017 Omnibus Incentive Compensation Plan (as amended and restated effective as of June 23, 2023)	8-K	001-34475	10.1	06/28/2023

10.5*	Form of Stock Option Award Agreement under the 2017 Omnibus Incentive Compensation Plan	S-8	333-218882	4.4	06/21/2017

10.6*	Second Amended and Restated Employment Agreement between Omeros Corporation and Gregory A. Demopulos, M.D. dated April 7, 2010	8-K	001-34475	10.1	04/12/2010

10.7*	Omeros Corporation Non-Employee Director Compensation Policy	10-K	001-34475	10.11	03/13/2023

10.8	Lease dated January 27, 2012 between Omeros Corporation and BMR-201 Elliott Avenue LLC	8-K	001-34475	10.1	02/01/2012

10.9	First Amendment to Lease dated November 5, 2012 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-Q	001-34475	10.2	11/09/2012

10.10	Second Amendment to Lease dated November 16, 2012 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-K	001-34475	10.18	03/18/2013

10.11	Third Amendment to Lease dated October 16, 2013 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-K	001-34475	10.18	03/13/2014

10.12	Fourth Amendment to Lease dated September 8, 2015 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-Q	001-34475	10.3	11/09/2015

10.13	Fifth Amendment to Lease dated September 1, 2016 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-Q	001-34475	10.1	05/10/2017

10.14	Sixth Amendment to Lease dated October 18, 2018 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-K	001-34475	10.19	03/01/2019

10.15	Seventh Amendment to Lease dated April 15, 2019 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-Q	001-34475	10.1	08/08/2019

10.16	Eighth Amendment to Lease dated October 18, 2019 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-K	001-34475	10.20	03/02/2020

10.17	Ninth Amendment to Lease dated January 15, 2020 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-Q	001-34475	10.1	05/11/2020

10.18	Tenth Amendment to Lease dated September 15, 2020 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-Q	001-34475	10.1	11/09/2020

10.19	Eleventh Amendment to Lease dated October 23, 2020 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-K	001-34475	10.23	03/01/2021

10.20	Twelfth Amendment to Lease dated January 1, 2021 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-K	001-34475	10.24	03/01/2021

10.21	Thirteenth Amendment to Lease dated January 1, 2021 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-Q	001-34475	10.1	08/09/2021

10.22	Fourteenth Amendment to Lease dated January 14, 2022 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-Q	001-34475	10.1	05/10/2022

10.23	Fifteenth Amendment to Lease dated November 1, 2022 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-Q	001-34475	10.3	08/07/2024

10.24	Sixteenth Amendment to Lease dated July 8, 2024 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-Q	001-34475	10.1	11/13/2024

10.25	Seventeenth Amendment to Lease dated December 18, 2024 between Omeros Corporation and BMR-201 Elliott Avenue LLC					X+

10.26†	License Agreement between Omeros Corporation and Daiichi Sankyo Co., Ltd. (successor-in-interest to Asubio Pharma Co., Ltd.) dated March 3, 2010	10-K	001-34475	10.23	04/01/2024

10.27†	Amendment No. 1 to License Agreement with an effective date of January 5, 2011 between Omeros Corporation and Daiichi Sankyo Co., Ltd.	10-K	001-34475	10.24	04/01/2024

10.28†	Amendment No. 2 to License Agreement with an effective date of January 25, 2013 between Omeros Corporation and Daiichi Sankyo Co., Ltd.	10-K	001-34475	10.25	04/01/2024

10.29	Form of capped call transaction confirmation, in reference to the 5.25% Convertible Senior Notes due 2026	8-K	001-34475	10.1	08/14/2020

10.30†	Combined Development and Commercial Supply Agreement, effective as of May 16, 2018, between Omeros Corporation and Vetter Pharma international GmbH					X+

10.31†	Master Services Agreement, dated July 28, 2019, between Omeros Corporation and Lonza Biologics Tuas Pte. Ltd.	10-Q	001-34475	10.1	11/12/2019

10.32†	Technology License Agreement, effective August 28, 2020 between Omeros Corporation and Xencor, Inc.	10-K	001-34475	10.1	03/13/2023

10.33†	Asset Purchase Agreement, dated as of December 1, 2021 among Omeros Corporation, Rayner Surgical Inc. and Rayner Surgical Group, Limited, as Parent Guarantor	10-K	001-34475	10.1	03/01/2022

10.34†	Amended and Restated Royalty Purchase Agreement between Omeros Corporation and DRI Healthcare Acquisitions LP dated February 1, 2024	10-K	001-34475	10.30	04/01/2024

10.35†	Credit and Guaranty Agreement, dated as of June 3, 2024, among Omeros Corporation, certain subsidiaries of Omeros Corporation, as guarantors, various Lenders and Wilmington Savings Fund Society, FSB, as Administrative Agent and Collateral Agent	8-K	001-34475	10.1	06/03/2024

10.36	Pledge and Security Agreement, dated as of June 3, 2024, between Omeros Corporation, nura inc. and Wilmington Savings Fund Society, FSB, as Collateral Agent	8-K	001-34475	10.2	06/03/2024

19.1	Omeros Corporation Insider Trading Policy					X+

23.1	Consent of Independent Registered Public Accounting Firm					X+

31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X+

31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X+

31.3	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.4	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X+

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X+

97.1	Omeros Corporation Compensation Clawback Policy	10-K	001-34475	97.1	04/01/2024

101.INS	Inline XBRL Instance Document					X+

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X+

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X+

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X+

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					X+

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X+

104.1	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X+

*	Indicates management contract or compensatory plan or arrangement.
+	Filed as an exhibit to our Annual Report.
†	Certain identified information has been excluded from the exhibit because it both (A) is not material and (B) would be competitively harmful if publicly disclosed.

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

Dated: April 30, 2025