Form 10-Q
period 2025-03-31
OMEROS CORP
filed 2025-05-15
CIK 1285819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 9, 2025, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 58,592,513.

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

●     our expectations regarding anticipated or potential paths to regulatory approval of narsoplimab by the U.S. Food and Drug Administration (“FDA”) and/or the European Medicines Agency (“EMA”), including whether FDA will meet the target date for action assigned to the biologics license application (“BLA”) for narsoplimab in hematopoietic stem cell transplant-associated thrombotic microangiopathy (“TA-TMA”), whether and when a marketing authorization application (“MAA”) may be submitted to the EMA for narsoplimab in any indication, and whether and when FDA, the EMA or any other regulatory authority will grant approval for narsoplimab in TA-TMA or in any other indication;

●     our expectation that our contract manufacturer will manufacture narsoplimab when needed to support any regulatory inspection, if required by FDA in connection with or following its review of our BLA for narsoplimab in TA-TMA and, if approved, to support commercial sale of narsoplimab;

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

OMEROS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED March 31, 2025

INDEX

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMEROS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$4,261	$3,400
Short-term investments	48,150	86,732
OMIDRIA contract royalty asset	29,227	29,083
Receivables	7,076	7,739
Prepaid expense and other assets	7,467	7,166
Total current assets	96,181	134,120
OMIDRIA contract royalty asset, non-current	121,560	124,266
Right of use assets	13,948	14,961
Property and equipment, net	2,418	2,678
Restricted investments	1,054	1,054
Total assets	$235,161	$277,079

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$4,413	$5,905
Accrued expenses	24,752	26,005
OMIDRIA royalty obligation	21,072	20,645
Convertible senior notes, net	26,929	—
Term debt	—	21,000
Lease liabilities	6,056	5,971
Total current liabilities	83,222	79,526
OMIDRIA royalty obligation, non-current	190,091	195,612
Convertible senior notes, non-current, net	70,397	97,178
Long-term debt, net	88,562	69,405
Lease liabilities, non-current	11,941	13,466
Other accrued liabilities, non-current	4,501	4,501
Commitments and contingencies (Note 10)
Shareholders’ deficit:
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized; none issued and outstanding at March 31, 2025 and December 31, 2024.	—	—
Common stock, par value $0.01 per share, 150,000,000 shares authorized at March 31, 2025 and December 31, 2024; 58,063,901 and 58,044,465 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively.	580	580
Additional paid-in capital	729,672	727,156
Accumulated deficit	(943,805)	(910,345)
Total shareholders’ deficit	(213,553)	(182,609)
Total liabilities and shareholders’ deficit	$235,161	$277,079

See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2025	2024

Costs and expenses:
Research and development	$23,846	$26,770
Selling, general and administrative	11,123	12,264
Total costs and expenses	34,969	39,034
Loss from operations	(34,969)	(39,034)
Interest expense	(3,654)	(8,231)
Interest and other income	1,058	3,415
Net loss from continuing operations	(37,565)	(43,850)
Net income from discontinued operations, net of tax	4,105	6,666
Net loss	$(33,460)	$(37,184)

Basic and diluted net income (loss) per share:
Net loss from continuing operations	$(0.65)	$(0.75)
Net income from discontinued operations	0.07	0.12
Net loss	$(0.58)	$(0.63)

Weighted-average shares used to compute basic and diluted net income (loss) per share	58,056,357	58,800,716

See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2025	58,044,465	$580	$727,156	$(910,345)	$(182,609)
Issuance of common stock upon exercise of stock options	19,436	—	63	—	63
Stock-based compensation expense	—	—	2,453	—	2,453
Net loss	—	—	—	(33,460)	(33,460)
Balance at March 31, 2025	58,063,901	$580	$729,672	$(943,805)	$(213,553)

Balance at January 1, 2024	61,128,597	$611	$727,936	$(753,530)	$(24,983)
Issuance of common stock upon exercise of stock options	9,339	—	32	—	$32
Repurchases of common stock	(3,195,241)	(32)	(11,819)	—	$(11,851)
Stock-based compensation expense	—	—	2,658	—	2,658
Net loss	—	—	—	(37,184)	(37,184)
Balance at March 31, 2024	57,942,695	$579	$718,807	$(790,714)	$(71,328)

See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net loss	$(33,460)	$(37,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,453	2,658
Amortization of non-cash interest and issuance costs on term debt	325	—
Depreciation and amortization	289	204
Amortization of discount and issuance costs on convertible notes	148	308
Non-cash interest remeasurement on the OMIDRIA royalty obligation	(3,372)	1,079
Non-cash interest on OMIDRIA contract royalty asset	(3,954)	(4,343)
Remeasurement of OMIDRIA contract royalty asset	(166)	(2,339)
Accretion on U.S. government treasury bills, net	—	(1,893)
Changes in operating assets and liabilities:
OMIDRIA contract royalty asset	6,682	9,363
Receivables	663	454
Prepaid expenses and other	(472)	(5,090)
Accounts payable and accrued expense	(4,977)	(4,997)
Net cash used in operating activities	(35,841)	(41,780)
Investing activities:
Proceeds from the sale and maturities of investments	39,300	425,687
Purchases of investments	(718)	(487,554)
Purchases of property and equipment	(41)	(58)
Net cash provided by (used in) investing activities	38,541	(61,925)
Financing activities:
Proceeds upon exercise of stock options	63	32
Proceeds from sale of future royalties	—	115,525
Principal payments on OMIDRIA royalty obligation	(1,722)	(5,141)
Payments on finance lease obligations	(180)	(134)
Repurchases of common stock	—	(11,851)
Net cash provided by (used in) financing activities	(1,839)	98,431
Net increase (decrease) in cash and cash equivalents	861	(5,274)
Cash and cash equivalents at beginning of period	3,400	7,105
Cash and cash equivalents at end of period	$4,261	$1,831

Supplemental cash flow information
Cash paid for interest	$10,218	$7,152

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

Clinical development of narsoplimab is currently focused primarily on hematopoietic stem cell transplant-associated thrombotic microangiopathy (“TA-TMA”). We successfully completed a pivotal clinical trial for narsoplimab in TA-TMA and previously submitted to FDA a biologics license application (“BLA”) seeking marketing approval for narsoplimab in this indication. In October 2021, FDA issued a complete response letter (“CRL”) with respect to the original BLA and indicated that additional information would be needed to support regulatory approval. We appealed FDA’s decision to issue the CRL through a formal dispute resolution process that concluded in late 2022. Although our appeal was denied, the decision identified potential paths for resubmission of the BLA, including paths based on comparison of survival data from the completed pivotal trial to a historical control group. Based on the recommendations included in the appeal decision and on subsequent interactions with FDA’s review division, we developed a statistical analysis plan to assess data from our pivotal clinical trial, existing data from a historical control population available from an external source and data from the narsoplimab expanded access program.

In March 2025, we resubmitted to FDA the BLA seeking regulatory approval for narsoplimab in TA-TMA. The resubmission was accepted for review by FDA as a class 2 resubmission and, pursuant to the Prescription Drug User Fee Act (“PDUFA”), has been assigned a target action date for the FDA decision of September 25, 2025. As with any BLA or new drug application, there can be no guarantee that FDA will complete its review within a given timeframe, or that our BLA will ultimately be approved.

Our lectin pathway program also includes OMS1029, our long-acting antibody targeting MASP-2. We have completed Phase 1 clinical trials evaluating both single-ascending and multiple ascending doses of OMS1029. Results of these studies support once-quarterly dosing administered either intravenously or subcutaneously. OMS1029 has been well tolerated to date with no safety concerns identified. Several indications for potential Phase 2 clinical development of OMS1029 have been evaluated/selected and may be pursued pending the availability and allocation of capital.

Our pipeline of clinical-stage complement-targeted therapeutic candidates also includes zaltenibart, a proprietary, patented monoclonal antibody targeting MASP-3, the key and most proximal activator of the alternative pathway of complement. We have substantially completed two Phase 2 clinical trials evaluating zaltenibart in paroxysmal nocturnal hemoglobinuria (“PNH”) and have an ongoing open label extension study to assess the long-term efficacy and safety of zaltenibart in PNH patients who have completed either of the two Phase 2 clinical trials. We also have a small, ongoing Phase 2 study evaluating zaltenibart in complement 3 glomerulopathy (“C3G”), a rare and debilitating renal disease driven by complement dysregulation.

We began initiating clinical trial sites in our Phase 3 program for zaltenibart in PNH during the first quarter of 2025; however, based on considerations of capital availability and the anticipated ramp up in spending on those trials, we have determined temporarily to pause our Phase 3 clinical development program for zaltenibart in this indication in order to prioritize the use of our available capital to other programs. We are working with our vendors and investigators to ensure that these studies can be restarted with as little disruption to the timeline as possible after securing capital and allocating it to the program.

Our phosphodiesterase 7 (“PDE7”) inhibitor program, which we refer to as OMS527, comprises multiple PDE7 inhibitor compounds and is based on our discoveries of previously unknown links between PDE7 and any addiction or compulsive disorder, and between PDE7 and any movement disorders. In April 2023, we were awarded a grant from the National Institute on Drug Abuse (“NIDA”), part of the National Institutes of Health, to develop, at NIDA’s request, our lead orally administered PDE7 inhibitor compound for the treatment of cocaine use disorder (“CUD”). NIDA awarded the grant to us for a total of $6.24 million over three years, of which we have claimed and received $1.3 million of funding to date. The grant is intended to support preclinical cocaine interaction/toxicology studies to assess safety of the therapeutic candidate in the presence of concomitant cocaine administration, as well as an in-patient, placebo-controlled clinical study evaluating the safety and effectiveness of OMS527 in adults with CUD who receive concurrent intravenous cocaine. The preclinical studies have been completed successfully and provide the drug-interaction safety data necessary to support the human study of OMS527 in CUD. We expect enrollment in the study evaluating OMS527 in adult subjects with CUD to begin in 2025, also fully funded by NIDA with data anticipated to be available late this year or early 2026.

We also have various programs in preclinical research and development.

OMIDRIA Sale and Royalty Monetization Transactions

On December 23, 2021, we closed an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Rayner Surgical Inc. (“Rayner”) for the sale of our commercial product OMIDRIA which we recorded as an OMIDRIA contract asset on our condensed consolidated balance sheet. As a result of the divestiture, the results of OMIDRIA activities are classified as discontinued operations in our condensed consolidated statements of operations and comprehensive loss and excluded from continuing operations for all periods presented (See “Note 7 — Discontinued Operations – Sale of OMIDRIA”).

On September 30, 2022, we sold an interest in a portion of our future OMIDRIA royalty receipts to DRI Healthcare Acquisition LP (“DRI”) and received $125.0 million in cash consideration, which we recorded as an OMIDRIA royalty obligation on our condensed consolidated balance sheet. Interest expense on the royalty obligation is recorded as a component of continuing operations.

On February 1, 2024, we sold an expanded interest in our OMIDRIA royalties to DRI and received $115.5 million in cash consideration, which we recorded as an addition to the OMIDRIA royalty obligation. The amended and restated royalty purchase agreement with DRI (the “Amendment”) eliminates the previously existing annual caps on royalty payments after January 1, 2024, and provides that DRI now receives all royalties on U.S. net sales of OMIDRIA payable between January 1, 2024 and December 31, 2031. All royalties earned on OMIDRIA sales within the U.S. through December 31, 2031 are remitted by Rayner to an escrow account established by Omeros, from which payments are made to DRI. After December 31, 2031, we will retain any U.S. OMIDRIA royalties. We are entitled to retain all royalties on net sales of OMIDRIA outside of the United States. To date, international royalties have not been significant. (See “Note 8 — OMIDRIA Royalty Obligation”).

2024 Term Loan and Repurchase of 2026 Notes

On June 3, 2024, we, with certain subsidiaries, as guarantors, entered into a Credit and Guaranty Agreement (the “Credit Agreement”) with funds managed by Athyrium Capital Management LP (collectively, “Athyrium”) and funds managed by Highbridge Capital Management, LLC (collectively, “Highbridge”) as Lenders (the “Lenders”). The Credit Agreement provides for a senior secured term loan facility of up to $92.1 million, consisting of a term loan of $67.1 million (the “Term Loan”) and a $25.0 million delayed draw term loan (the “Delayed Draw Term Loan”), which may be drawn once in full upon notice delivered on or prior to June 3, 2025, conditioned on receipt of FDA approval of narsoplimab in TA-TMA within 30 days of the notice.  Based on the September 2025 target date for FDA action assigned to the narsoplimab BLA, we do not expect to meet the conditions required to utilize the Delayed Draw Term Loan.

Also, we used the Term Loan proceeds along with $21.7 million of cash on hand, to repurchase from the Lenders $118.1 million aggregate principal amount of our existing 5.25% convertible senior notes due on February 15, 2026 (the “2026 Notes” and such repurchase, the “2026 Note Repurchase Transaction”), which resulted in a $51.0 million reduction in our total debt outstanding. (See “Note 6 — Debt” for a description of the Credit Agreement provisions).

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

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, from which the December 31, 2024, condensed consolidated balance sheet has been derived.

Liquidity and Capital Resources

As of March 31, 2025, we had cash, cash equivalents and short-term investments of $52.4 million. For the three months ended March 31, 2025, our cash used in operations was $35.8 million and included a net loss for the quarter of $33.5 million. Pursuant to a covenant in the Credit Agreement entered on June 3, 2024, we must maintain $25.0 million of unrestricted cash, cash equivalents and short-term investments at all times. (See “Note 6 — Debt”).

In recent years, Omeros has incurred net losses from continuing operations and negative cash flows from operations. The recurring losses, in combination with our cash and investment balances as of March 31, 2025, along with the maturity of the 2026 Notes on February 15, 2026, raises substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to our ability to continue as a going concern.

As we currently do not have an ongoing source of revenue sufficient to cover our operating costs, we will need to raise additional capital to accomplish our business plan.

On May 14, 2025, we completed the exchange (the “Convertible Note Exchange”) of $70.8 million of our 2026 Notes on a one-for-one basis for newly issued convertible senior notes maturing on June 15, 2029 (the “2029 Notes”). The Convertible Note Exchange was conducted with a limited number of holders of the 2026 Notes pursuant to exchange agreements dated as of May 12, 2025.

On May 12, 2025, the Company entered into note conversion agreements (each, a “Note Conversion Agreement”) with two affiliated holders of the 2026 Notes to convert $10.0 million aggregate principal amount of 2026 Notes into shares of the Company’s common stock (the “Equitization Transaction”). Under the terms of the Note Conversion Agreements, the holders will convert the equitized principal amount of the 2026 Notes in three equal tranches for a number of shares of common stock to be determined based in part on the closing price of the Company’s common stock on May 9, 2025 and in part based on the 20-day volume-weighted average price applicable to each tranche conversion date, subject to a floor conversion price. The Note Conversion Agreements provide that the final settlement will occur no later than September 15, 2025.

The Convertible Note Exchange reduced the aggregate principal balance of our 2026 Notes from $97.9 million to $27.1 million. As a result of the reduced principal balance of the 2026 Notes, the Company will no longer be required to make a $20.0 million prepayment of the Term Loan outstanding under the Credit Agreement which otherwise would have been required to be paid in November 2025 to avoid accelerated maturity of the entire Term Loan balance (see “Note 6 — Debt”). Upon completion of the Equitization Transaction, the aggregate principal balance of our 2026 Notes will be further reduced from $27.1 million to $17.1 million. No new cash was received as a result of these transactions. The accompanying condensed consolidated balance sheet as of March 31, 2025 reflects the reclassification from current to non-current on May 14, 2025 of the 2026 Notes that were acquired in the Convertible Note Exchange and that are subject to the Note Conversion Agreement.

To raise capital for our operations, we may also pursue public and private offerings of our equity securities, additional debt transactions or restructuring, future royalty sales, or other strategic transactions, which may include licensing or selling a portion or all of one or more of our existing technologies. However, pursuing debt financings, certain equity offerings or other strategic transactions may result in mandatory prepayments of the Term Loan to the Credit Agreement. (See “Note 6 — Debt” for further details).

In addition, we have a sales agreement pursuant to an at the market (“ATM”) equity offering facility through which we may, from time to time, offer and sell shares of our common stock equaling an aggregate amount of up to $150.0 million. Subsequent to March 31, 2025, we received $3.5 million in net proceeds from sale of our common stock through the ATM facility.

If these capital resources, for any reason, are needed but inaccessible, it would have a significant negative impact on our financial condition. For purposes of determining available capital resources, any future royalty and/or milestone receipts are excluded. We have taken steps to manage our operating expenses and reduce our projected cash requirements by delaying clinical trials and reducing selected research and development efforts. Should it be necessary, we may determine to further reduce or delay these or other aspects of our operations and/or implement other restructuring activities.

The conditions described above, including the need to raise additional capital, when evaluated in accordance with the relevant accounting literature, raise substantial doubt with respect to our ability to meet our obligations through one year from the issuance of the Company's condensed consolidated financial statements.

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

Note 2—Significant Accounting Policies

Segment Reporting

We operate in one business segment focusing on the research, discovery, development and commercialization of small-molecule and protein therapeutics targeting immunologic diseases, including complement-mediated diseases and cancers related to dysfunction of the immune system, as well as addictive and compulsive disorders. The Company defines its operating segment based on internally reported financial information that is regularly used by the Chief Operating Decision Maker (“CODM”) to analyze performance, make decisions and allocate resources. The Company's CODM is our Chief Executive Officer. For the three months ended March 31, 2025, the Company has identified one operating and reportable segment. The CODM reviews net loss and expenses reported on the condensed consolidated statement of operations and comprehensive income (loss). The measurement of segment assets is reported on the balance sheet as total consolidated assets. All long-lived assets are held in the U.S. Our segment net income (loss) aligns with our condensed consolidated statement of operations and comprehensive income (loss).

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

Planned or completed business dispositions are presented as discontinued operations when all the criteria described above are met. For those divestitures that qualify as discontinued operations, all comparative periods presented are reclassified in the condensed consolidated balance sheets. Additionally, the results of operations of a discontinued operation are reclassified to income from discontinued operations, net of tax, for all periods presented in the condensed consolidated statements of operations and comprehensive income (loss). Results of discontinued operations include all revenues and expenses directly derived from such businesses. General corporate overhead is not allocated to discontinued operations. The OMIDRIA asset sale to Rayner qualifies as a discontinued operation and has been presented as such for all reporting periods presented. The Company included information regarding cash flow from discontinued operations (See “Note 7 — Discontinued Operations – Sale of OMIDRIA”).

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

The royalty rate applicable to U.S. net sales of OMIDRIA is 30% until the expiration or termination of the last issued and unexpired U.S. patent, which we expect to occur no earlier than 2035. Royalties earned are recorded as a reduction to the OMIDRIA contract royalty asset. All royalties received from Rayner, other than royalties related to any sales outside the U.S. and any royalties received after December 31, 2031, are passed through directly to DRI and are accounted for as interest expense and a reduction of the OMIDRIA royalty obligation. The amount recorded in discontinued operations in future periods will reflect interest earned on the outstanding OMIDRIA contract royalty asset at 11.0% and any amounts we receive that are different from the expected royalties. The OMIDRIA contract royalty asset is re-measured quarterly using the expected value approach, which incorporates actual results and future expectations. Any required adjustment to the OMIDRIA contract royalty asset is recorded in discontinued operations.

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

To the extent our estimates of future royalties differ materially from previous estimates, we will adjust the carrying amount of the OMIDRIA royalty obligation to reflect the present value of the revised estimated cash flows, discounted at the implied effective interest rate of 10.27% utilizing the cumulative catch-up method. This is reflected as a remeasurement adjustment recognized as non-cash interest expense, a component of net income (loss) from continuing operations (See “Note 8 — OMIDRIA Royalty Obligation”).

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

2024 Term Loan and Repurchase of 2026 Notes

In June 2024, we performed an assessment of the Credit Agreement which was entered into with Highbridge and Athyrium and determined that it met the criteria to be accounted for as a troubled debt restructuring. As a result, the $29.3 million difference between the $118.1 million aggregate principal amount of the 2026 Notes repurchased by the Company and the $88.8 million aggregate repurchase price (consisting of the $67.1 million Term Loan and $21.7 million cash on hand) was recorded as a premium (i.e. an increase) to the term debt recorded on the Company's condensed consolidated balance sheet instead of being recognized as a gain on early extinguishment of debt. We amortize the premium as both a reduction of term debt in the condensed consolidated balance sheet and interest expense in the condensed consolidated statement of operations and comprehensive income (loss) over the duration of the term loan.

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

Financial Instruments and Concentrations of Credit Risk

Cash and cash equivalents, receivables, accounts payable and accrued liabilities, which are recorded at invoiced amount or cost, approximate fair value based on the short-term nature of these financial instruments. The fair value of short-term investments is based on quoted market prices. Financial instruments that potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and receivables. At times, our cash and cash equivalents balance held at financial institutions may exceed the federally insured limits. To limit the credit risk, we invest our excess cash in high-quality securities such as money market mutual funds, certificates of deposit and U.S. treasury bills.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes - Improvements to Income Tax Disclosure (Topic 740), to enhance the transparency of income tax disclosures. ASU 2023-09 provides enhancements to the income tax disclosures related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual years beginning after December 15, 2024 and applied prospectively. The Company is evaluating the impact of this pronouncement on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expense, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for annual years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact on its financial statement disclosures.

In November 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which provides clarification on the accounting treatment of convertible debt settlements that occur under terms differing from those of the original instrument. The amendments specify that if the settlement is considered an induced conversion, an entity must recognize an inducement expense at the offer acceptance date. Conversely, if the settlement is treated as a debt extinguishment, an entity must recognize a gain or loss at the extinguishment date. This ASU is effective for all entities for annual years beginning after December 15, 2025, including interim periods within those years, with early adoption permitted. The Company is in the process of assessing the potential impact of this ASU on its debt accounting policies.

Note 3—Net Loss Per Share

Basic net income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share (“Diluted EPS”) is computed by dividing net income (loss) by the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Our potential dilutive securities include common shares related to our stock options and convertible senior notes calculated using the treasury stock method. In periods where we have a net loss from continuing operations but overall net income, we do not compute Diluted EPS because the effect would be anti-dilutive. Potentially dilutive securities excluded from Diluted EPS are as follows:

	Three Months Ended
	March 31,
	2025	2024
2026 Notes convertible to common stock (1)(2)	5,293,414	11,679,459
Outstanding options to purchase common stock	3,949,287	97,346
Total potentially dilutive shares excluded from net loss per share	9,242,701	11,776,805

(1)

The 2026 Notes are subject to a capped call arrangement that potentially reduces the dilutive effect of conversion as described in “Note 6 — Debt.” Any potential impact of the capped call arrangement is excluded from this table.

(2)	On June 3, 2024, we repurchased $118.1 million of our 2026 Notes reducing any effect of dilution related to those notes. For further details refer to “Note 6 — Debt.”

Note 4—Investments and Fair-Value Measurements

All of our investments are short-term and held in our name. Money market funds are classified as available-for-sale on the accompanying condensed consolidated balance sheets. Interest income is included as a component of interest and other income on our condensed consolidated statement of operations and comprehensive loss. Interest and other income for the three months ended March 31, 2025 and March 31, 2024 consists primarily of interest earned of $0.7 million and $2.8 million, respectively.

The following tables summarize our investments:

	March 31, 2025
		Gross Unrealized
	Amortized Cost	Gains/(Losses)	Estimated Fair Value
	(In thousands)
Assets:
Money-market funds classified as short-term investments	$48,150	$—	$48,150
Certificate of deposit classified as non-current restricted investments	1,054	—	1,054
Total investments	$49,204	$—	$49,204

	December 31, 2024
		Gross Unrealized
	Amortized Cost	Gains/(Losses)	Estimated Fair Value
	(In thousands)
Assets:
Money-market funds classified as short-term investments	$86,732	$—	$86,732
Certificate of deposit classified as non-current restricted investments	1,054	—	1,054
Total investments	$87,786	$—	$87,786

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

Our fair value hierarchy for our financial assets and liabilities are as follows:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money-market funds classified as short-term investments	$48,150	$—	$—	$48,150
Certificate of deposit classified as non-current restricted investments	1,054	—	—	1,054
Total investments	$49,204	$—	$—	$49,204

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money-market funds classified as short-term investments	$86,732	$—	$—	$86,732
Certificate of deposit classified as non-current restricted investments	1,054	—	—	1,054
Total investments	$87,786	$—	$—	$87,786

Cash held in demand deposit accounts of $4.3 million and $3.4 million is excluded from our fair-value hierarchy disclosure as of March 31, 2025 and December 31, 2024, respectively. The carrying amounts reported in the accompanying condensed consolidated balance sheets for receivables, accounts payable and accrued liabilities, and other current monetary assets and liabilities approximate fair value.

See “Note 6 — Debt” and “Note 8 — OMIDRIA Royalty Obligation” for the carrying amount and estimated fair value of our outstanding term loan, convertible senior notes and the OMIDRIA royalty obligation.

Note 5 — Certain Balance Sheet Accounts

OMIDRIA Contract Royalty Asset

The OMIDRIA contract royalty asset consists of the following:

	March 31,	December 31,
	2025	2024
	(In thousands)
Short-term contract royalty asset	$29,227	$29,083
Long-term contract royalty asset	121,560	124,266
Total OMIDRIA contract royalty asset	$150,787	$153,349

See “Note 7 — Discontinued Operations – Sale of OMIDRIA” for discussion regarding the estimated fair value of our OMIDRIA contract royalty asset.

Receivables

Receivables consist of the following:

	March 31,	December 31,
	2025	2024
	(In thousands)
OMIDRIA royalty receivables	$5,628	$6,940
Other receivables	1,448	799
Total receivables	$7,076	$7,739

Other receivables of $1.4 million includes $1.1 million of royalties paid by Rayner representing escrowed funds in-transit to DRI and received on April 1, 2025. These funds are also recorded as a current OMIDRIA royalty obligation during the quarter.

Property and Equipment, Net

Property and equipment, net consists of the following:

	March 31,	December 31,
	2025	2024
	(In thousands)
Equipment under finance lease obligations	$8,323	$8,323
Laboratory equipment	3,719	3,690
Computer equipment	1,113	1,113
Office equipment and furniture	624	624
Total cost	13,779	13,750
Less accumulated depreciation and amortization	(11,361)	(11,072)
Total property and equipment, net	$2,418	$2,678

For the three months ended March 31, 2025 and 2024, depreciation and amortization expense was $0.3 million and $0.2 million, respectively.

Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2025	2024
	(In thousands)
Employee compensation	$9,879	$8,868
Clinical trials	7,097	7,100
Contract research and development	3,562	4,334
Consulting and professional fees	2,271	2,602
Interest payable	1,383	2,667
Other accrued expenses	560	434
Total accrued expenses	$24,752	$26,005

Note 6—Debt

2024 Secured Term Loan

On June 3, 2024, we entered into a Credit Agreement with the Lenders, pursuant to which we have a Term Loan of $67.1 million. The Credit Agreement also provides for a Delayed Draw Term Loan of $25.0 million conditioned on the receipt of FDA approval of narsoplimab for TA-TMA within 30 days of a draw notice delivered no later than June 3, 2025, but we do not expect to meet this condition based on the September 25, 2025 target date for FDA action on our narsoplimab BLA. At any time prior to November 1, 2025, the Company, at its sole discretion, may exchange up to $14.9 million aggregate principal amount of outstanding 2026 Notes for cash and/or additional term loan amounts, with the holders of such notes becoming Lenders under the Credit Agreement (any such additional term loans, together with the Term Loan and the Delayed Draw Term Loan, the “Loans”). As of May 15, 2025, no such additional exchanges for additional term loans have occurred. All indebtedness under the Credit Agreement is secured by a first-priority security interest in and lien on substantially all our tangible and intangible property, subject to customary exceptions, and excluding royalty interests in OMIDRIA and certain related rights.

In connection with our entry into the Credit Agreement, we used the Term Loan along with $21.7 million of cash on hand to repurchase $118.1 million aggregate principal amount of the 2026 Notes held by the Lenders. The total consideration paid at closing of $88.8 million represented a purchase price equal to approximately 75% of the par value of the 2026 Notes retired in the transaction. The reduction in the aggregate outstanding principal balance of our 2026 Notes and incurrence of a new Term Loan resulted in a $51.0 million reduction of our outstanding debt. The $29.3 million difference between the $118.1 million aggregate principal amount of the 2026 Notes and the $88.8 million aggregate repurchase price was recorded as a premium (i.e., an increase) to the long-term debt on the Company’s condensed consolidated balance sheet instead of being recognized as a gain on early extinguishment of debt. The premium is being amortized as both a non-cash reduction of long-term debt in the condensed consolidated balance sheets and interest expense in the condensed consolidated statement of operations and comprehensive loss over the duration of the term loan.

The amount outstanding on the Term Loan is as follows:

	March 31,	December 31,
	2025	2024
	(In thousands)
Principal amount	$67,077	$67,077
Unamortized debt premium, net of issuance costs and other	21,485	23,328
Total term debt, net	$88,562	$90,405

The Loans have a stated maturity date of June 3, 2028 and bear interest at an adjusted secured overnight financing rate (“adjusted SOFR”), subject to a 3.00% floor, plus 8.75% per annum, payable quarterly from the closing date. As of March 31, 2025, the contractual interest rate on the Loans was 13.17%. We have the option to pay all of the interest in cash or to pay 50% in cash and pay-in-kind (“PIK”), the remaining interest. When this provision is elected, interest for the quarter, including both the cash interest and PIK interest, is calculated based on adjusted SOFR plus a 10.25% PIK margin (instead of the customary 8.75% margin). The PIK interest is then added to the outstanding principal balance and interest is computed using the original adjusted SOFR plus 8.75% margin rate. Due to the premium amortization on the Term Loan, interest expense is currently being recognized at an implied effective interest rate of 1.43%.

The following table sets forth interest expense recognized related to the Term Loan:

March 31,
2025
(In thousands)
Contractual interest expense	$2,381
Amortization of debt issuance costs	(2,056)
Total interest expense	$325

We may elect to prepay the Loans, in whole or in part, in cash, plus an applicable prepayment and/or make-whole premium. Under certain circumstances, we are required to prepay all or a portion of the outstanding Loans, plus an applicable prepayment and/or make-whole premium, as described below.

(1)   If, on November 1, 2025, (i) the aggregate outstanding principal amount of the outstanding 2026 Notes that is not held by the Lenders equals or exceeds $38.5 million and (ii) we have not made or delivered notice that we expect to make certain voluntary or mandatory prepayments under the Credit Agreement of at least $20.0 million in the aggregate, then we would be required, on or prior to November 15, 2025, to make a $20.0 million mandatory prepayment, together with a $1.0 million prepayment premium to avoid accelerated maturity of the entire Term Loan balance. As a result of the Convertible Note Exchange completed on May 14, 2025, the prepayment requirement is no longer applicable because the outstanding principal amount under the 2026 Notes was reduced below $38.5 million. As a result, the accompanying condensed consolidated balance sheet as of March 31, 2025 reflects the entire Term Loan balance of $67.1 million as a long-term liability.

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

The Credit Agreement contains certain customary default provisions, representations and warranties and affirmative and negative covenants. These include a covenant requiring us to maintain at all times unrestricted cash, cash equivalents and short-term investments of at least $25.0 million in accounts subject to control agreements and a covenant limiting the use of cash for open market or privately negotiated repurchases of any outstanding 2026 Notes to: (i) an initial amount not exceeding $25.0 million, which may be increased by up to an additional $10.0 million subject to the satisfaction of certain conditions; (ii) an unlimited amount, if the amount of the Loans outstanding at the time of repurchase does not exceed $38.5 million; and (iii) an additional amount not to exceed 50% of the net cash proceeds from an equity offering, provided that the Company offers to prepay an equal amount of the Loans with the net cash proceeds of such offering. As of March 31, 2025, the Company was in compliance with the covenants under the Credit Agreement. After review of the customary default provisions, affirmative and negative covenants, and voluntary and mandatory prepayment options, this resulted in a net derivative asset that was not significant as of March 31, 2025. A default under the Credit Agreement that results in the outstanding debt thereunder being declared due and payable prior to the stated maturity would constitute a cross-default under the indenture governing the 2026 Notes. In such an event, the principal and all accrued and unpaid interest on the 2026 Notes may be declared immediately due and payable either by the trustee under the indenture, or by holders of at least 25% of the aggregate principal amount of the 2026 Notes outstanding.

The fair value of the Loans is classified as a Level 3 liability. As of March 31, 2025 and December 31, 2024, the approximate fair value of our Loan obligations was $70.2 million and $69.5 million, respectively. We determined the fair market value by discounting the future cash flows based on adjusted SOFR at each measurement date.

2026 Unsecured Convertible Senior Notes

We have outstanding unsecured convertible senior notes which accrue interest at an annual rate of 5.25% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. The 2026 Notes mature on February 15, 2026, unless earlier purchased, redeemed or converted in accordance with their terms.

In 2024, we repurchased $118.1 million of principal amount outstanding on our 2026 Notes for total consideration of $88.8 million (approximately 75% of par value), using proceeds from the Term Loan of $67.1 million and paying $21.7 million of cash on hand.

On May 14, 2025, we completed the Convertible Note Exchange in which we exchanged $70.8 million in aggregate principal of our 2026 Notes for a like principal amount of our 2029 Notes.  The Convertible Note Exchange reduced the principal balance of our 2026 Notes from $97.9 million to $27.1 million. In addition, on May 12, 2025, we entered into the Equitization Transaction, which will result in conversion of an additional $10.0 million aggregate principal amount of our 2026 Notes into shares of the Company's common stock, to be delivered in three approximately equal tranches on or prior to September 15, 2025.

Amounts outstanding on our 2026 Notes as of March 31, 2025 and December 31, 2024 are as follows:

	March 31,	December 31,
	2025	2024
	(In thousands)
Principal amount not subject to the Convertible Note Exchange	$27,077	$97,862
Unamortized debt issuance costs	(148)	(684)
Total 2026 Notes, net, classified as current	26,929	97,178

Principal amount subject to the Convertible Note Exchange	70,785	—
Unamortized debt issuance costs	(388)	—
Total 2026 Notes, net, classified as noncurrent	70,397	—

Total unsecured convertible senior notes, net	$97,326	$97,178

Fair value of outstanding unsecured convertible senior notes (1)	$85,409	$93,752

(1)

The fair value is classified as Level 2 liability due to the limited trading activity for the unsecured convertible senior notes. This balance reflects the fair value of the 2026 Notes based on quoted prices in an over-the counter market using the most recent trading information at the end of the reporting period. The value of the conversion feature of the 2026 Notes is not deemed to be significant as the current market price of our common stock is below the initial conversion price of $18.49 per share of common stock.

Unamortized debt issuance costs represent an allocation of the $0.5 million of debt issuance costs under the original 2026 Notes as of March 31, 2025. We have amortized interest expense on the 2026 Notes at an effective interest rate of 5.89%.

The following table sets forth interest expense recognized related to the 2026 Notes:

	Three Months Ended
	March 31,
	2025	2024
	(In thousands)
Contractual interest expense	$1,284	$2,834
Amortization of debt issuance costs	148	308
Total interest expense	$1,432	$3,142

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

In order to reduce the dilutive impact or potential cash expenditure associated with the conversion of the 2026 Notes, we entered into capped call transactions in connection with the issuances of the 2026 Notes (the “2026 Capped Call”). The 2026 Capped Call will cover, subject to anti-dilution adjustments substantially similar to those applicable to the 2026 Notes, the number of shares of common stock underlying the 2026 Notes when our common stock is trading within the range of approximately $18.49 and $26.10. However, should the market price of our common stock exceed the $26.10 cap, then the conversion of the 2026 Notes would have an additional dilutive impact or may require a cash expenditure to the extent the market price of our common stock exceeds the cap price. The 2026 Capped Call will expire on various dates over the 50-trading-day period ranging from December 2, 2025 to February 12, 2026, if not exercised earlier. The 2026 Capped Call is a separate transaction and not part of the terms of the 2026 Notes and was executed separately from the issuance of the 2026 Notes. The amount paid for the 2026 Capped Call was recorded as a reduction to additional paid-in capital in the condensed consolidated balance sheet. As of March 31, 2025, approximately 12.2 million shares remained outstanding under the 2026 Capped Call. We also retain all potential future value of the capped call purchased in connection with the issuance of the 2026 Notes covering all shares underlying the original 2026 Notes.

Further, we concluded the 2026 Capped Call qualifies for a derivative scope exception for instruments that are both indexed to an entity’s own stock and classified in stockholders’ equity in its balance sheet. Consequently, the fair value of the 2026 Capped Call of $23.2 million is classified as equity, not accounted for as derivatives, and will not be subsequently remeasured.

Minimum Commitments

As of March 31, 2025, the most probable principal payments on our convertible notes and the Term Loan are as follows and reflects the impact of refinancing our 2026 Notes from short-term to long-term:

	2026 Notes	Term Loan	Total
	(In thousands)
2025	$10,000	$—	$10,000
2026	17,077	—	17,077
2027	—	—	—
2028	—	67,077	67,077
2029 and thereafter	70,785	—	70,785
Total principal payments	97,862	67,077	164,939
Unamortized premiums, discounts, issuance costs and other	(536)	21,485	20,949
Carrying value of debt	$97,326	$88,562	$185,888

Note 7—Discontinued Operations - Sale of OMIDRIA

On December 23, 2021, we sold the rights to OMIDRIA and related assets to Rayner, which is reported as discontinued operations in our condensed consolidated statements of operations and comprehensive loss and excluded from continuing operations for all periods presented.

The results of operations for OMIDRIA are recorded as income from discontinued operations for all periods presented in the condensed consolidated statements of operations and comprehensive loss are as follows:

	Three Months Ended
	March 31,
	2025	2024
	(In thousands)
Interest earned on OMIDRIA contract royalty asset	$3,954	$4,343
Remeasurement adjustments	166	2,339
Other loss, net	(15)	(16)
Net income from discontinued operations, net of tax	$4,105	$6,666

The following is a roll forward of the OMIDRIA contract royalty asset (in thousands):

OMIDRIA contract royalty asset at December 31, 2024	$153,349
Royalties earned	(6,682)
Interest earned on OMIDRIA contract royalty asset	3,954
Remeasurement adjustments	166
OMIDRIA contract royalty asset at March 31, 2025	$150,787

We remeasure the OMIDRIA contract royalty asset on a quarterly basis using the expected value approach, which incorporates actual results and future expectations.

Cash flow from discontinued operations is as follows:

	Three Months Ended
	March 31,
	2025	2024
	(In thousands)
Net cash provided by discontinued operations from operating activities	$5,374	$9,107

Net cash provided by discontinued operations primarily represents royalties received from Rayner. All royalties earned on OMIDRIA sales within the U.S. through December 31, 2031 are remitted by Rayner to an escrow account established by Omeros, from which payments are made to DRI.

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

In February 2024, Omeros and DRI expanded their royalty purchase agreement under the Amendment, resulting the elimination of previously existing annual caps on royalty payments and Omeros receiving an additional $115.5 million in cash consideration, which we accounted for as a modification of our existing debt from DRI. All royalties earned on OMIDRIA sales within the U.S. through December 31, 2031 are remitted by Rayner to an escrow account established by Omeros, from which payments are made to DRI.

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

The changes in the OMIDRIA royalty obligation during the three months ended March 31, 2025 are as follows (in thousands):

Balance at December 31, 2024	$216,257
Non-cash interest	(3,372)
Principal payments	(1,722)
Balance at March 31, 2025	$211,163

The OMIDRIA royalty obligation is classified as a Level 3 liability as its valuation requires substantial judgment and estimation of factors that are not currently observable in the market. The fair value of the OMIDRIA royalty obligation is determined by calculating the net present value of our estimated future OMIDRIA cash flows using the interest rate at inception of our royalty purchase agreement with DRI, adjusted for the change in the prime rate through the measurement date. As of March 31, 2025 and December 31, 2024, the approximate fair value of our obligation was $204.9 million and $209.7 million, respectively.

For the three months ended March 31, 2025 and 2024, we incurred interest expense of $1.8 million and $5.0 million, respectively.

As of March 31, 2025, the expected scheduled principal and interest payments (based on an implied effective interest rate of 10.27%) are as follows:

	Principal	Interest	Total
	(In thousands)
2025	$15,530	$14,847	$30,377
2026	23,309	17,942	41,251
2027	26,533	15,543	42,076
2028	30,100	12,817	42,917
2029	34,046	9,729	43,775
Thereafter	81,645	8,550	90,195
Total scheduled payments	$211,163	$79,428	$290,591

Note 9—Lease Liabilities

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

Supplemental lease information is as follows:

	Three Months Ended
	March 31,
	2025	2024
	(In thousands)
Lease cost
Operating lease cost	$1,680	$1,606
Finance lease cost:
Amortization	234	145
Interest	51	56
Variable lease cost	950	916
Sublease income	(411)	(388)
Net lease cost	$2,504	$2,335

The supplemental cash flow information related to leases is as follows:

	Three Months Ended
	March 31,
	2025	2024
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Cash payments for operating leases	$1,722	$1,815
Cash payments for financing leases	207	179

Note 10—Commitments and Contingencies

Good and Service Contracts

We have various agreements with third parties that collectively require payment of termination fees totaling $4.4 million as of March 31, 2025 if we cancel the work within specific time frames, either prior to commencing or during performance of the contracted services.

Development Milestones and Product Royalties

We have entered a variety of development, collaboration, licensing or similar agreements with third parties under which we have accessed technology or services in connection with our development assets and programs. Some of these agreements require milestone payments based on achievements of development, regulatory or sales milestones, and/or low-single to low-double digit royalties on net income or net sales of the relevant product. For the three months ended March 31, 2025 and 2024, development milestone expenses were not significant.

Note 11—Shareholders’ Deficit

Common Stock

At the Market Sales Agreement - We have a sales agreement to sell shares of our common stock having an aggregate offering price of up to $150.0 million, from time to time, through an ATM equity offering program. Subsequent to March 31, 2025, we sold0.5 million shares of common stock pursuant to our ATM program, generating net proceeds of $3.5 million at an average price per share of $6.94.

Share Repurchase Program - On November 9, 2023, the Board of Directors approved a share repurchase program under which we were permitted to repurchase from time to time up to $50.0 million of our common stock in the open market or through privately negotiated transactions. From inception through its termination in June 2024, we repurchased and retired 5.0 million shares at an average price of $3.30 per share. During the first quarter of 2024, we repurchased and retired 3.2 million shares of common stock at an average share price of $3.71 at an aggregate cost of $11.9 million.

Note 12—Stock-Based Compensation

Our stock option plans provide for the grant of incentive and non-qualified stock options, restricted stock awards, restricted stock units, and other stock awards to employees, non-employee directors and consultants.

Stock-based compensation is as follows:

	Three Months Ended
	March 31,
	2025	2024
	(In thousands)
Continuing operations
Research and development	$1,036	$1,014
Selling, general and administrative	1,417	1,644
Total stock-based compensation	$2,453	$2,658

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were applied to all stock option grants:

Three Months Ended
March 31, 2025
Estimated weighted-average fair value	$7.11
Weighted-average assumptions:
Expected volatility	97%
Expected life, in years	6.9
Risk-free interest rate	4.33%
Expected dividend yield	—%

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

Stock option activity for all stock plans and related information is as follows:

		Weighted-
		Average		Aggregate
		Exercise	Remaining	Intrinsic
	Options	Price per	Contractual Life	Value
	Outstanding	Share	(In years)	(In thousands)
Balance at December 31, 2024	16,690,882	$8.17
Granted	34,500	8.64
Exercised	(19,436)	3.28
Forfeited	(63,615)	10.07
Balance at March 31, 2025	16,642,331	$8.17	6.0	$41,503
Vested and expected to vest at March 31, 2025	16,139,944	$8.32	5.9	$39,050
Exercisable at March 31, 2025	11,871,486	$10.10	5.0	$17,949

Of the 16.6 million common stock options outstanding as of March 31, 2025, 8.2 million have an exercise price per share above $8.22, which was the closing price of our stock on the Nasdaq exchange on March 31, 2025.

As of March 31, 2025, there were 4.8 million unvested options outstanding that will vest over a weighted-average period of 2.4 years. The total estimated compensation expense yet to be recognized on outstanding options is $10.4 million.

As of March 31, 2025, the total number of shares of common stock available for grant was 6.9 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10‑Q and with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 31, 2025. In addition, you should read the section entitled “Risk Factors” and the disclaimers regarding forward-looking statements included herein and in our Annual Report on Form 10-K for the year ended December 31, 2024, for a discussion of important factors that could cause our results to differ materially from the results described in or implied by any forward-looking statements contained herein.

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

The lead product candidate in our pipeline of complement-targeted therapeutics is narsoplimab (OMS721), a proprietary, patented human monoclonal antibody targeting MASP-2, the key activator of the lectin pathway of complement. In March 2025, we resubmitted to FDA a BLA seeking regulatory approval for narsoplimab in TA-TMA. The resubmission was accepted for review by FDA as a class 2 resubmission and, pursuant to the Prescription Drug User Fee Act (“PDUFA”), has been assigned a target action date for the FDA decision of September 25, 2025. As with any BLA or new drug application, there can be no guarantee that FDA will complete its review within a given timeframe, or that our BLA will ultimately be approved. We also preparing a European marketing authorization application (MAA) for narsoplimab in TA-TMA, which is targeted for submission to the European Medicines Agency during the second quarter of 2025. Development efforts in our narsoplimab program have also been directed to COVID-19, acute respiratory distress syndrome and post-acute sequelae SARS-CoV-2, commonly known as long COVID.

Our pipeline also includes OMS1029, our long-acting antibody targeting MASP-2 which we expect will be well-suited to indications requiring long-term, chronic administration. In addition, we have a program focused on development of an orally administered small-molecule MASP-2 inhibitor. In the first quarter of 2025 we determined to pause most development activities in our OMS1029 and MASP-2 small-molecule development programs to preserve available capital for narsoplimab and other prioritized programs.

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

Clinical development of zaltenibart is currently focused on PNH and C3G. We have substantially completed two Phase 2 clinical trials evaluating zaltenibart and have an ongoing open label extension study to assess the long-term efficacy and safety of zaltenibart in PNH patients who have completed either of the two Phase 2 clinical trials. We also have a small, ongoing Phase 2 study evaluating zaltenibart in C3G.

We began initiating clinical trial sites in our Phase 3 program for zaltenibart in PNH during the first quarter of 2025; however, based on considerations of capital availability and the anticipated ramp up in spending on those trials, we have determined temporarily to pause our Phase 3 clinical development program for zaltenibart in this indication to prioritize the use of our available capital to other programs. We are working with our vendors and investigators to ensure that these studies can be restarted after securing capital and allocating it to the program with as little disruption to the timeline as possible.

PDE7 Inhibitor Programs

Our PDE7 inhibitor program, which we refer to as OMS527, comprises multiple PDE7 inhibitor compounds and is based on our discoveries of previously unknown links between PDE7 and any addiction or compulsive disorder, and between PDE7 and any movement disorders. In April 2023, we were awarded a grant from the National Institute on Drug Abuse, part of the National Institutes of Health, to develop our lead orally administered PDE7 inhibitor compound, for which we have successfully completed a Phase 1 study, for the treatment of cocaine use disorder (“CUD”). With NIDA funding, we successfully completed preclinical cocaine interaction/toxicology studies to assess safety of the OMS527 compound when co-administered with cocaine. Based on the successful outcome of the preclinical studies, we have initiated, and NIDA has confirmed availability of grant funding for, an in-patient, placebo-controlled clinical study evaluating the safety and effectiveness of OMS527 in adults with CUD who receive concurrent intravenous cocaine. Organizational and regulatory activities necessary to begin the study evaluating OMS527 in adult patients with CUD is in progress with enrollment expected to begin in 2025 and data anticipated to become available late this year or early 2026.

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

We continue on a limited basis to progress pre-clinical studies within our novel oncology program, including IND-enabling studies in our program to develop novel, proprietary large molecule therapeutics designed to target and kill only dividing cancer cells. Acute myeloid leukemia (“AML”) is the lead indication for development in this program, which we refer to as OncotoX-AML. In preclinical models both in vivo and in vitro, our potential AML therapeutic has consistently demonstrated superior efficacy to current AML standard of care treatments and has been well-tolerated in preliminary, preclinical tolerability studies. Our OncotoX-AML therapeutic also shows broad potential application across AML regardless of genetic mutation, including TP53, NPM1, KMT2a and FLT3.

In April 2025, we established the Omeros Oncology Clinical Steering Committee to help advance our OncotoX-AML program. The clinical steering committee is composed of leaders in AML treatment and research at the premier cancer centers across the United States. These experts in the treatment of AML are expected to help guide clinical development of our potential AML therapeutic. IND-enabling work is ongoing with an estimated timeline to clinical entry of 18-24 months.

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

On December 23, 2021, we closed an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Rayner Surgical Inc. (“Rayner”) for the sale of OMIDRIA and related business assets. As contemplated by the Asset Purchase Agreement, in December 2022, we achieved a milestone event upon the establishment of separate payment for OMIDRIA for a continuous period of at least four years when furnished in the ambulatory surgery center setting. The achievement of this milestone event resulted in a reduction of our royalty rate applicable to U.S. net sales of OMIDRIA from 50% to 30%. The 30% royalty rate continues until the expiration or termination of the last issued and unexpired U.S. patent, which we expect to occur no earlier than 2035.

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

As a result of the OMIDRIA divestiture, we recorded an OMIDRIA contract royalty asset on our balance sheet. The results of OMIDRIA activities are classified as discontinued operations in our condensed consolidated statements of operations and comprehensive income (loss) and excluded from continuing operations for all periods presented.  See “Note 8 — OMIDRIA Royalty Obligation” in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

On September 30, 2022, we sold to DRI Healthcare Acquisition LP (“DRI”) an interest in a portion of our future OMIDRIA royalty receipts for $125.0 million which we recorded as an OMIDRIA royalty obligation in our condensed consolidated balance sheet. DRI was entitled under that arrangement to receive royalties on OMIDRIA net sales between September 1, 2022 and December 31, 2030, subject to certain annual caps.

On February 1, 2024, we sold an expanded interest in our future OMIDRIA royalties to DRI and received $115.5 million in cash consideration, which we recorded as an addition to the OMIDRIA royalty obligation. The amended and restated royalty purchase agreement with DRI (the “Amendment”) eliminated the previously existing annual caps on royalty payments after January 1, 2024, and provides that DRI receives all royalties on U.S. net sales of OMIDRIA payable between January 1, 2024 and December 31, 2031. In addition to the cash consideration received at closing, the Amendment also entitles us to receive two milestone payments of up to $27.5 million each, payable in January 2026 and January 2028, respectively, based on achievement of certain thresholds for U.S. net sales of OMIDRIA. All royalties earned on OMIDRIA sales within the U.S. through December 31, 2031 are remitted by Rayner to an escrow account established by Omeros, from which payments are made to DRI. We retain the rights to receive all royalties payable by Rayner on any net sales of OMIDRIA outside the U.S. as well as royalties on global net sales of OMIDRIA payable from and after December 31, 2031, including royalties on U.S. OMIDRIA net sales. To date, international royalties have not been significant.  DRI has no recourse to our assets other than its interest in OMIDRIA royalties. Interest expense on the OMIDRIA royalty obligation is recorded as a component of continuing operations. See “Note 8 — OMIDRIA Royalty Obligation” in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

2024 Term Loan and Repurchase of 2026 Notes

On June 3, 2024 (the “Closing Date”), we, with certain subsidiaries, as guarantors, entered into the Credit and Guaranty Agreement (the “Credit Agreement”) with Athyrium Capital Management, LP (collectively, “Athyrium”) and certain funds managed by Highbridge Capital Management, LLC (collectively, “Highbridge”) as lenders (together with additional lenders from time to time, the “Lenders”) and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent. The Credit Agreement provides for a senior secured term loan facility initially of up to $92.1 million consisting of (i) the term loan of $67.1 million (the “Term Loan”), which was fully funded on the Closing Date, and (ii) a $25.0 million delayed draw term loan (the “Delayed Draw Term Loan”), which may be drawn once in full upon notice delivered on or prior to June 3, 2025, conditioned on receipt of FDA approval of narsoplimab in TA-TMA within 30 days of the notice. We do not expect to meet the conditions required to access the Delayed Draw Term Loan based on the September 25, 2025 target date for FDA action assigned to the BLA for narsoplimab.

In 2024, we used the $67.1 million Term Loan, along with $21.7 million of cash on hand to repurchase from the Lenders $118.1 million aggregate principal amount of the Company's existing 5.25% convertible senior notes due on February 15, 2026 (the “2026 Notes”, and such repurchase the “2026 Note Repurchase Transaction”). The principal amount retired in the 2026 Note Repurchase Transaction represented a 55% reduction of the outstanding principal balance of the 2026 Notes at a purchase price of approximately 75% of par value.

We are permitted under the Credit Agreement to repurchase additional outstanding 2026 Notes for cash in open market or privately negotiated transactions, subject to certain limitations described below. Additionally, until November 1, 2025, we may at our sole discretion exchange up to $14.9 million aggregate principal amount of outstanding 2026 Notes for cash and additional term loan amounts, with the holders of such notes becoming Lenders under the Credit Agreement (any such additional term loans, together with the Term Loan and the Delayed Draw Term Loan, the “Loans”). We also retain all potential future value of the capped call purchased in connection with the issuance of the 2026 Notes covering all shares underlying the original 2026 Notes.

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

The Loans accrue interest at an adjusted term secured overnight financing rate, (“adjusted term SOFR”) (with a 3.00% floor) plus 8.75% per annum, payable quarterly. As of March 31, 2025, the contractual interest rate on the Term Loan was 13.17%. We may choose to pay up to 50% of any quarterly interest payment in kind by adding the portion of such interest payment to the outstanding principal amount of Loans using a quarterly interest rate of adjusted term SOFR (with a 3.00% floor) plus 10.25% per annum. A default interest rate of an additional 3.00% per annum would apply on all outstanding obligations after the occurrence and during the continuance of certain specified events of default.

The Credit Agreement has a scheduled maturity date of June 3, 2028.

We may elect to prepay Loans, in whole or in part, in cash, subject to (i) during the first year of such Loans, a make-whole premium plus 5.00% of the aggregate principal amount of Loans subject to prepayment (unless the prepayment is made in contemplation of a change of control, in which case only the make-whole premium would be payable); (ii) during the second year, a 5.00% prepayment premium; and (iii) during the third year, a 3.00% prepayment premium. The Credit Agreement requires mandatory prepayments of Loans in an amount equal to 60% of the net cash proceeds (excluding research and development and certain other milestone payments) received by the Credit Parties from asset sales and licenses. Mandatory prepayments are also required: (i) from insurance recoveries on loss of property that are not otherwise reinvested in other assets of the Credit Parties; (ii) from indebtedness incurred by any of the Credit Parties other than as permitted by the Credit Agreement; (iii) in the event of a change of control and (iv) in respect of 25% of the amount of any Milestone Payment received from DRI its affiliates on the basis of net sales of OMIDRIA. See “Note 6 — Debt” in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Convertible Note Exchange and Equitization Transaction

In May 2025, we completed the exchange of $70.8 million of our 2026 Notes on a one-for-one basis for newly issued convertible senior notes maturing on June 15, 2029 (the “Convertible Note Exchange”). In addition, the Company entered into note conversion agreements (each, a “Note Conversion Agreement”) with two affiliated holders of the 2026 Notes to convert $10.0 million aggregate principal amount of 2026 Notes into shares of the Company’s common stock (the “Equitization Transaction”). Under the terms of the Note Conversion Agreements, the holders will convert the principal amount of the 2026 Notes in three equal tranches for a number of shares of common stock to be determined based in part on the closing price of the Company’s common stock on May 9, 2025 and in part based on the 20-day volume-weighted average price applicable to each tranche conversion date, subject to a floor conversion price. The Note Conversion Agreements provide that conversion of the entire $10.0 million principal amount of 2026 Notes will be completed no later than September 15, 2025.

The Convertible Note Exchange reduced the aggregate principal balance of our 2026 Notes from $97.9 million to $27.1 million. Upon completion of the Equitization Transaction, the aggregate principal balance of our 2026 Notes will have been further reduced from $27.1 million to $17.1 million. As a result of the reduced principal balance of the 2026 Notes, the Company will no longer be required to make a $20.0 million prepayment of the Term Loan outstanding under the Credit Agreement. The prepayment otherwise would have been required to be paid in November 2025 to avoid accelerated maturity of the entire Term Loan balance.

See “Note 6 — Debt” in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Financial Summary

As of March 31, 2025, we had cash, cash equivalents and short-term investments of $52.4 million available to fund operations and to service debt. Our loss for the three months ended March 31, 2025 and 2024 was $33.5 million and $37.2 million, respectively. For the three months ended March 31, 2025, our cash used in operations was $35.8 million and included a net loss for the year of $33.5 million.

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

The following table illustrates our expenses associated with these activities:

	Three Months Ended
	March 31,
	2025	2024
	(In thousands)
Research and development expenses:
Direct external expenses:
Clinical research and development:
MASP-3 program - OMS906 (zaltenibart)	$7,030	$5,253
MASP-2 program - OMS721 (narsoplimab)	2,631	6,685
MASP-2 program - OMS1029 and other	364	1,126
Total clinical research and development	10,025	13,064
Preclinical research and development	1,383	1,580
Total direct external expenses	11,408	14,644
Internal overhead and other expenses	11,402	11,112
Stock-based compensation expenses	1,036	1,014
Total research and development expenses	$23,846	$26,770

For the three months ended March 31, 2025, clinical research and development expenses decreased $3.0 million compared to the prior year quarter primarily due to the winding down of our IgA nephropathy program following analysis of our Phase 3 clinical trial results and reduction in spend on our OMS1029 program.  These costs were offset by increased PNH clinical development costs.

We expect research and development expenses, exclusive of any one-time restructuring expenses, in the second quarter of 2025 to be lower than those in the first quarter of this year due to a pause in our two Phase 3 clinical trials for zaltenibart and reductions in development activities across certain other programs.

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

Selling, General and Administrative Expenses

	Three Months Ended
	March 31,
	2025	2024
	(In thousands)
Selling, general and administrative expenses:
Selling, general and administrative expenses, excluding stock-based compensation expense	$9,706	$10,620
Stock-based compensation expense	1,417	1,644
Total selling, general and administrative expenses	$11,123	$12,264

We expect selling, general and administrative expenses, exclusive of any one-time restructuring expenses, in the second quarter of 2025 to be comparable to those in the first quarter of this year.

Interest Expense

Interest expense is comprised of contractual cash and accrued interest on our 2026 Notes and Term Loan.  In addition, we record pass through interest on the OMIDRIA royalty obligation, non-cash interest comprised of remeasurement adjustments taken on our OMIDRIA royalty obligation and amortization of debt discount or premiums on our notes and term debt.

Interest expense, net of premiums, discounts, issuance costs and remeasurement adjustments is shown below:

	Three Months Ended
	March 31,
	2025	2024
	(In thousands)
2026 Notes
Contractual interest expense	$1,284	$2,834
Amortization of debt discount and issuance costs	148	308
Interest expense on 2026 Notes	1,432	3,142

OMIDRIA royalty obligation
Pass through interest remitted to administrative agent	5,217	3,944
Non-cash remeasurement adjustment	(3,372)	1,079
Interest expense on OMIDRIA royalty obligation	1,845	5,023

2024 Term Loan
Contractual interest expense	2,381	—
Amortization of debt premium and issuance costs	(2,056)	—
Interest expense on 2024 Term Loan	325	—

Finance leases and other	52	66

Total interest expense	$3,654	$8,231

Contractual interest expense is comprised of cash interest paid during the year and the net change in accrued interest. Interest on our OMIDRIA royalty obligation is calculated under the effective interest method and represents a portion of the royalties remitted by Rayner to our administrative agent, Wilmington Savings Fund Society, FSB, along with principal. Pass through interest paid to DRI is offset by non-cash remeasurement adjustments taken to properly reflect the OMIDRIA royalty obligation for changes in probable cash flows on our future expected Rayner royalties.  Debt discounts on the 2026 Notes are accretive whereas the unrealized gain on the 2026 Note Repurchase Transaction is treated as a premium on the Term Loan and deducted from contractual interest expense.

For the three months ended March 31, 2025, interest expense decreased $4.6 million compared to the same period in 2024.  This decrease was primarily due to (i) non-cash remeasurement costs of our OMIDRIA royalty obligation to reflect the change in the future expected OMIDRIA cash flows from Rayner and (ii) decreased contractual interest expense on our 2026 Notes due to repurchasing $118.1 million of principal amount outstanding (approximately 75% of par value) in the 2026 Note Repurchase Transaction.  These expenses were offset by an increase in pass through interest remitted to DRI through our administrative agent, resulting from DRI purchasing an expanded interest in all U.S. OMIDRIA royalties through 2031 for $115.5 million in February 2024, which consequentially increased the OMIDRIA royalty obligation by the same amount in the prior year.

For further information see “Note 6 — Debt” and “Note 8 – OMIDRIA Royalty Obligation” in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

We expect that interest expense for the second quarter of 2025 will be higher compared to the first quarter, under the assumption that there is no remeasurement adjustment to the OMIDRIA royalty obligation.

Interest and Other Income

	Three Months Ended
	March 31,
	2025	2024
	(In thousands)
Interest and other income	$1,058	$3,415

Interest and other income decreased $2.4 million for the three months ended March 31, 2025 as compared to the same period in 2024 primarily due to holding a lower average cash and investment balance than in the prior year period.

We expect interest and other income for the second quarter of 2025 to be lower compared to those in the first quarter of this year due to lower average cash and investment balances.

Discontinued operations and the OMIDRIA contract royalty asset

Net income from OMIDRIA discontinued operations, net of tax is shown below:

	Three Months Ended
	March 31,
	2025	2024
	(In thousands)
Interest earned on OMIDRIA contract royalty asset	$3,954	$4,343
Remeasurement adjustments	166	2,339
Other loss, net	(15)	(16)
Net income from discontinued operations, net of tax	$4,105	$6,666

Interest is earned on the OMIDRIA contract royalty asset at an implied effective interest rate of 11.0%. The $2.6 million decrease in net income from discontinued operations is primarily due to lower royalties earned in the first quarter of 2025 compared to the first quarter of 2024, which resulted in a lower remeasurement adjustment.

The following schedule presents a roll forward of the OMIDRIA contract royalty asset (in thousands):

OMIDRIA contract royalty asset at December 31, 2024	$153,349
Royalties earned	(6,682)
Interest earned on OMIDRIA contract royalty asset	3,954
Remeasurement adjustments	166
OMIDRIA contract royalty asset at March 31, 2025	$150,787

Financial Condition – Liquidity and Capital Resources

As of March 31, 2025, we had cash, cash equivalents and short-term investments of $52.4 million. For the three months ended March 31, 2025, our cash used in operations was $35.8 million and included a net loss for the quarter of $33.5 million. Pursuant to a covenant in the Credit Agreement entered on June 3, 2024, we must maintain $25.0 million of unrestricted cash, cash equivalents and short-term investments at all times.

In recent years, Omeros has incurred net losses from continuing operations and negative cash flows from operations. The recurring losses, in combination with our cash and investment balances as of March 31, 2025, along with the maturity of our remaining 2026 Notes on February 15, 2026, raise substantial doubt about our ability to continue as a going concern through one year from the issuance of the Company's condensed consolidated financial statements.

As we currently do not have an ongoing source of revenue sufficient to cover our operating costs, we will need to raise additional capital to accomplish our business plan.

To raise capital for our operations, we may pursue public and private offerings of our equity securities, additional debt transactions or restructurings, future royalty sales, or other strategic transactions, which may include licensing or selling a portion or all of one or more of our existing technologies. However, pursuing debt financings, certain equity offerings or other strategic transactions may result in mandatory prepayments of the Term Loan to the Credit Agreement. See “Note 6 — Debt”  in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

We also have a sales agreement pursuant to an at the market (“ATM”) equity offering facility through which we may, from time to time, offer and sell shares of our common stock equaling an aggregate amount of up to $150.0 million. Subsequent to March 31, 2025, we received $3.5 million in net proceeds from sale of our common stock through the ATM facility.

If these capital resources, for any reason, are needed but inaccessible, it would have a significant negative impact on our financial condition. For purposes of determining available capital resources, any future royalty and/or milestone receipts are excluded. We have taken steps to manage our operating expenses and reduce our projected cash requirements by delaying clinical trials and reducing selected research and development efforts. Should it be necessary, we may determine to further reduce or delay these or other aspects of our operations and/or implement other restructuring activities.

Cash Flow Data

	Three Months Ended
	March 31,
	2025	2024
	(In thousands)
Selected cash flow data
Cash provided by (used in):
Operating activities	$(35,841)	$(41,780)
Investing activities	$38,541	$(61,925)
Financing activities	$(1,839)	$98,431

Operating Activities. Net cash used in operating activities for the three months ended March 31, 2025 decreased by $5.9 million compared to the same period in 2024. This decrease was primarily due to a $4.6 million reduction in prepayments during the quarter as compared to the same period in the prior year.

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

Net cash provided by investing activities during the three months ended March 31, 2025 changed by $100.5 million as compared to the same period in 2024 as cash and investments were used to fund operations.

Financing Activities. Net cash used by financing activities decreased $100.3 million for the three months ended March 31, 2025 as compared to the same period in the prior year. The decrease was primarily due to prior year activities related to (i) receiving $115.5 million in cash from DRI related to the sale of expanded OMIDRIA royalties in February 2024, (ii) repurchases of $11.9 million in common stock and (iii) payments to DRI of $3.4 million in royalties.

Contractual Obligations and Commitments

Our future minimum contractual commitments and obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2024. Other than the following, our future minimum contractual obligations and commitments have not changed materially from the amounts previously reported. See “Note 10 — Commitments and Contingencies” in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Operating Leases

Our lease for our office and laboratory space ends in November 2027. We have two options to extend the lease term by five years each. In addition, we carry various finance lease obligations for laboratory and office equipment. As of March 31, 2025, the remaining aggregate non-cancelable rent payable under the initial term of the lease, excluding common area maintenance and related operating expenses, is $18.5 million.

Convertible Senior Notes and Long-Term Debt

See “Note 6 — Debt” in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

OMIDRIA Royalty Obligation

See “Note 8 — OMIDRIA Royalty Obligation” in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Goods and Services Contracts, Development Milestones and Product Royalties

See “Note 10 — Commitment and Contingencies” in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Significant Judgments and Estimates

There have not been any material changes in our critical accounting policies and significant judgments and estimates as disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 31, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily confined to our investment securities. The primary objective of our investment activities is to preserve our capital to fund operations, and we do not enter into financial instruments for trading or speculative purposes. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in high-credit-quality securities. As of March 31, 2025, we had cash, cash equivalents and short-term investments of $52.4 million. In accordance with our investment policy, we invest funds in highly liquid, investment-grade securities. The money market funds in our investment portfolio are not leveraged and are classified as available-for-sale. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a materially negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates and, with our current portfolio of short-term investments, we are not exposed to potential loss due to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2025. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 1A. RISK FACTORS

We operate in an environment that involves a number of risks and uncertainties. Before making an investment decision you should carefully consider the risks described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 31, 2025. In assessing the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024, you should also refer to the other information included therein and in this Quarterly Report on Form 10-Q. In addition, we may be adversely affected by risks that we currently deem to be immaterial or by other risks that are not currently known to us. Due to these risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. The trading price of our common stock could decline due to any of these risks and you may lose all or part of your investment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)   None.

(b)   None.

(c) During the three months ended March 31, 2025, none of our directors or Section 16 reporting officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

OMEROS CORPORATION

Dated: May 15, 2025	/s/ Gregory A. Demopulos
Gregory A. Demopulos, M.D.
President, Chief Executive Officer and Chairman of the Board of Directors

Dated: May 15, 2025	/s/ David J. Borges
David J. Borges
Vice President, Finance, Chief Accounting Officer and Treasurer