Form 10-Q
period 2025-06-30
OMEROS CORP
filed 2025-08-14
CIK 1285819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 12, 2025, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 68,055,826.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which are subject to the “safe harbor” created by those sections for such statements. Forward-looking statements are based on our management’s beliefs and assumptions and on currently available information. All statements other than statements of historical fact are “forward-looking statements.” Terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” and similar expressions and variations thereof are intended to identify forward-looking statements, but these terms are not the exclusive means of identifying such statements. Examples of these statements include, but are not limited to, statements regarding:

●     our estimates of future operating expenses and projections regarding how long our existing cash, cash equivalents and short-term investments will fund our anticipated operating expenses, capital expenditures, and debt service obligations;

●     our ability to raise additional capital through the capital markets or one or more future equity offerings, debt financings, industry collaborations, licensing arrangements, asset sales, or other means;

●     our ability to comply with the terms of our secured credit facility and our expectations regarding the effect on our operations of compliance with the restrictive covenants and other obligations applicable under our secured credit facility;

●     our expectations regarding amounts potentially payable to us based on sales of our former commercial ophthalmology product OMIDRIA®;

●     our expectations regarding anticipated or potential paths to regulatory approval of narsoplimab by the U.S. Food and Drug Administration (“FDA”) and/or the European Medicines Agency (“EMA”), including whether FDA will meet the target date for action assigned to the biologics license application (“BLA”) for narsoplimab in hematopoietic stem cell transplant-associated thrombotic microangiopathy (“TA-TMA”), whether a decision on our marketing authorization application (“MAA”) for narsoplimab in TA-TMA will be issued within the expected timeframe, and whether FDA, EMA or any other regulatory authority will ultimately grant approval for narsoplimab in TA-TMA or in any other indication;

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

●     our expectations regarding the clinical, therapeutic, and competitive benefits and importance of our product candidates, including narsoplimab and zaltenibart;

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

●     our involvement in existing or potential claims, legal proceedings, and administrative actions, and the merits, potential outcomes and effects of both existing and potential claims, legal proceedings, and administrative actions, as well as regulatory determinations, on our business, prospects, financial condition, and results of operations;

●     the extent of protection that our patents provide and that our pending patent applications will provide, if patents are issued from such applications, for our technologies, programs, and product candidates;

●     estimated costs that we expect to incur and cost savings that we expect to realize in connection with cost limitation measures;

●     our ability to consummate licensing, partnering or other transactions and the benefits, if any, we would receive from any such transactions;

●     the factors on which we base our estimates for accounting purposes and our expectations regarding the effect of changes in accounting guidance or standards on our operating results; and

●     our expected financial position, performance, revenues, growth, costs and expenses, magnitude of net losses, and the availability of resources.

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

OMEROS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED June 30, 2025

INDEX

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMEROS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$1,904	$3,400
Short-term investments	26,840	86,732
OMIDRIA contract royalty asset	28,221	29,083
Receivables	6,276	7,739
Prepaid expense and other assets	6,406	7,166
Total current assets	69,647	134,120
OMIDRIA contract royalty asset, non-current	114,735	124,266
Right of use assets	12,894	14,961
Property and equipment, net	2,239	2,678
Restricted investments	1,054	1,054
Total assets	$200,569	$277,079

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$8,838	$5,905
Accrued expenses	26,277	26,005
OMIDRIA royalty obligation	19,596	20,645
Convertible senior notes, net	17,017	—
Term debt	—	21,000
Share-settled liability	7,627	—
Lease liabilities	6,148	5,971
Total current liabilities	85,503	79,526
OMIDRIA royalty obligation, non-current	178,082	195,612
Convertible senior notes, non-current, net	63,474	97,178
Term debt, non-current, net	87,313	69,405
Lease liabilities, non-current	10,381	13,466
Other accrued liabilities, non-current	4,501	4,501
Commitments and contingencies (Note 10)
Shareholders’ deficit:
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized; none issued and outstanding at June 30, 2025 and December 31, 2024.	—	—
Common stock, par value $0.01 per share, 150,000,000 shares authorized at June 30, 2025 and December 31, 2024; 60,022,332 and 58,044,465 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively.	599	580
Additional paid-in capital	739,945	727,156
Accumulated deficit	(969,229)	(910,345)
Total shareholders’ deficit	(228,685)	(182,609)
Total liabilities and shareholders’ deficit	$200,569	$277,079

See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Costs and expenses:
Research and development	$22,009	$45,349	$45,855	$72,119
Selling, general and administrative	10,345	13,808	21,468	26,072
Total costs and expenses	32,354	59,157	67,323	98,191
Loss from operations	(32,354)	(59,157)	(67,323)	(98,191)
Interest expense	(15)	(9,215)	(3,669)	(17,446)
Interest and other income	1,241	3,247	2,363	6,662
Loss on early extinguishment of 2026 convertible senior notes	(2,968)	—	(2,968)	—
Gain on change in fair value of financial instruments	8,207	—	8,142	—
Net loss from continuing operations	(25,889)	(65,125)	(63,455)	(108,975)
Net income from discontinued operations, net of tax	465	9,084	4,571	15,750
Net loss	$(25,424)	$(56,041)	$(58,884)	$(93,225)

Basic net income (loss) per share:
Net loss from continuing operations	$(0.44)	$(1.12)	$(1.09)	$(1.87)
Net income from discontinued operations	0.01	0.15	0.08	0.27
Net loss	$(0.43)	$(0.97)	$(1.01)	$(1.60)

Weighted-average shares used to compute basic net income (loss) per share	58,585,083	57,944,016	58,323,586	58,374,716

See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2025	58,044,465	$580	$727,156	$(910,345)	$(182,609)
Issuance of common stock upon exercise of stock options	19,436	—	63	—	63
Stock-based compensation expense	—	—	2,453	—	2,453
Net loss	—	—	—	(33,460)	(33,460)
Balance at March 31, 2025	58,063,901	580	729,672	(943,805)	(213,553)
Issuance of common stock upon exercise of stock options	7,266	—	25	—	25
Stock-based compensation expense	—	—	2,065	—	2,065
Issuance of common stock - at-the-market equity offering facility, net	1,411,845	13	6,274	—	6,287
Issuance of common stock - 2026 Notes equitization	539,320	6	1,909	—	1,915
Net loss	—	—	—	(25,424)	(25,424)
Balance at June 30, 2025	60,022,332	$599	$739,945	$(969,229)	$(228,685)

Balance at January 1, 2024	61,128,597	$611	$727,936	$(753,530)	$(24,983)
Issuance of common stock upon exercise of stock options	9,339	—	32	—	32
Repurchases of common stock	(3,195,241)	(32)	(11,819)	—	(11,851)
Stock-based compensation expense	—	—	2,658	—	2,658
Net loss	—	—	—	(37,184)	(37,184)
Balance at March 31, 2024	57,942,695	579	718,807	(790,714)	(71,328)
Issuance of common stock upon exercise of stock options	1,464	—	3	—	3
Stock-based compensation expense	—	—	2,768	—	2,768
Net loss	—	—	—	(56,041)	(56,041)
Balance at June 30, 2024	57,944,159	$579	$721,578	$(846,755)	$(124,598)

See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net loss	$(58,884)	$(93,225)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,518	5,426
Loss on early extinguishment of 2026 convertible senior notes	2,968	—
Amortization of discount and issuance costs on convertible notes	988	569
Depreciation and amortization	489	412
Remeasurement on OMIDRIA royalty obligation	(11,878)	1,806
Non-cash interest on OMIDRIA contract royalty asset	(7,839)	(8,614)
Remeasurement of OMIDRIA contract royalty asset	2,981	(6,653)
Remeasurement on fair value of financial instruments	(8,142)	—
Amortization of non-cash interest and issuance costs on term debt	(3,214)	(599)
Accretion on U.S. government treasury bills, net	—	(3,412)
Changes in operating assets and liabilities:
OMIDRIA contract royalty asset	15,251	20,283
Receivables	1,463	16
Prepaid expenses and other	315	1,890
Accounts payable and accrued expense	3,205	(5,664)
Net cash used in operating activities	(57,779)	(87,765)
Investing activities:
Proceeds from the sale and maturities of investments	61,000	637,414
Purchases of investments	(1,108)	(626,051)
Purchases of property and equipment	(54)	(138)
Net cash provided by investing activities	59,838	11,225
Financing activities:
Proceeds from issuance of common stock from the ATM facility, net	6,287	—
Proceeds upon exercise of stock options	88	35
Principal payments on OMIDRIA royalty obligation	(6,701)	(10,700)
Payment of debt issuance costs related to 2029 Notes	(2,837)	—
Payments on finance lease obligations	(392)	(275)
Proceeds from sale of future royalties	—	115,525
Cash paid to repurchase 2026 convertible senior notes	—	(21,179)
Repurchases of common stock	—	(11,851)
Net cash provided by (used in) financing activities	(3,555)	71,555
Net decrease in cash and cash equivalents	(1,496)	(4,985)
Cash and cash equivalents at beginning of period	3,400	7,105
Cash and cash equivalents at end of period	$1,904	$2,120

Supplemental cash flow information
Exchange of 2026 Notes for 2029 Notes	$70,785	$—
Exchange of 2026 Notes for share-settled liability	8,085	—
Exchange of 2026 Notes for common stock	1,915	—
Cash paid for interest	18,697	7,152
Cash paid (received) for income taxes, net	182	(144)
Equipment acquired under finance lease	—	369

See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Organization and Basis of Presentation

General

Omeros Corporation (“Omeros,” the “Company” or “we”) is a clinical-stage biopharmaceutical company committed to discovering, developing, and commercializing small-molecule and protein therapeutics for large-market as well as orphan indications targeting immunologic diseases, including complement-mediated diseases and cancers related to dysfunction of the immune system, as well as addictive and compulsive disorders.

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

Clinical development of narsoplimab is currently focused primarily on TA-TMA. We successfully completed a pivotal clinical trial for narsoplimab in TA-TMA and previously submitted to FDA a BLA seeking marketing approval for narsoplimab in this indication. In October 2021, FDA issued a complete response letter (“CRL”) with respect to the original BLA and indicated that additional information would be needed to support regulatory approval. We appealed FDA’s decision to issue the CRL through a formal dispute resolution process that concluded in late 2022. Although our appeal was denied, the decision identified potential paths for resubmission of the BLA, including paths based on comparison of survival data from the completed pivotal trial to a historical control group. Based on the recommendations included in the appeal decision and on subsequent interactions with FDA’s review division, we developed a statistical analysis plan to assess data from our pivotal clinical trial, existing data from a historical control population available from an external source, and data from the narsoplimab expanded access program.

In March 2025, we resubmitted to FDA the BLA seeking regulatory approval for narsoplimab in TA-TMA. The resubmission was accepted for review by FDA as a class 2 resubmission and, pursuant to the Prescription Drug User Fee Act (“PDUFA”), was assigned a target action date for the FDA decision of September 25, 2025. Following the submission of information in response to an information request from FDA, FDA informed us that the PDUFA date will be extended to December 26, 2025. To date, all analyses requested by FDA as part of its review have been consistent with and have provided statistically significant support of narsoplimab’s benefit demonstrated in the analyses submitted as part of the BLA resubmission. In addition, FDA has stated that, assuming no major deficiencies are identified during its review, labeling discussions are planned to begin no later than October 2025.

In June 2025, we submitted a MAA for narsoplimab for the treatment of TA-TMA in the European Union. The EMA completed validation of the narsoplimab MAA, which confirms that the submission is accepted and starts the formal review process by EMA’s Committee for Medicinal Products for Human Use. We expect an opinion on the MAA in mid-2026.

As with any BLA or MAA, there can be no guarantee that FDA or the EMA will complete their respective reviews within a given timeframe, or that our BLA or MAA will ultimately be approved.

Our lectin pathway program also includes OMS1029, our long-acting antibody targeting MASP-2. We have completed Phase 1 clinical trials evaluating both single-ascending and multiple ascending doses of OMS1029. Results of these studies support once-quarterly dosing administered either intravenously or subcutaneously. OMS1029 has been well tolerated to date with no safety concerns identified. Several indications for potential Phase 2 clinical development of OMS1029 have been evaluated/selected and may be pursued pending the availability and allocation of capital. OMS1029 drug product and placebo have been manufactured and stored for future use. Available quantities are expected to be sufficient to support a Phase 2 clinical program.

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

Our PDE7 inhibitor program, which we refer to as OMS527, comprises multiple PDE7 inhibitor compounds and is based on our discoveries of previously unknown links between PDE7 and any addiction or compulsive disorder, and between PDE7 and any movement disorders. In April 2023, we were awarded a grant from the National Institute on Drug Abuse (“NIDA”), part of the National Institutes of Health, to develop, at NIDA’s request, our lead orally administered PDE7 inhibitor compound for the treatment of cocaine use disorder. NIDA awarded the grant to us for a total of $6.2 million over three years, of which we have claimed and received $1.5 million of funding to date. The grant is intended to support preclinical cocaine interaction/toxicology studies to assess safety of the therapeutic candidate in the presence of concomitant cocaine administration, as well as an in-patient, placebo-controlled clinical study evaluating the safety and effectiveness of OMS527 in adult cocaine users who receive concurrent intravenous cocaine. The preclinical studies, designed by NIDA toxicologists, have been successfully completed with no safety findings and provide drug-interaction safety data in support of the planned in-patient human study of OMS527 in cocaine users. FDA has requested that we provide additional preclinical information prior to initiating the clinical in-patient study in cocaine users, which we are targeting for the first part of 2026.

We also have various programs in preclinical research and development.

Liquidity and Capital Resources

As of June 30, 2025, we had cash, cash equivalents, and short-term investments of $28.7 million. For the six months ended June 30, 2025, our cash used in operations was $57.8 million and included a net loss for the six months ended June 30, 2025 of $58.9 million.

Pursuant to a covenant in the Credit Agreement, we must maintain $25.0 million of unrestricted cash, cash equivalents and short-term investments at all times. We have maintained a balance of unrestricted cash, cash equivalents, and short-term investments greater than $25.0 million and at no time during the quarter or through the date of issuance of these condensed consolidated financial statements have we been in violation of any of our debt covenants.

In recent years, Omeros has incurred net losses from continuing operations and negative cash flows from operations.

On May 14, 2025, we completed the exchange (the “Convertible Note Exchange”) of $70.8 million of our existing 5.25% convertible senior notes due on February 15, 2026 (“2026 Notes”) on a one-for-one basis for newly issued convertible senior notes maturing on June 15, 2029 (the “2029 Notes”). The Convertible Note Exchange was conducted with a limited number of holders of the 2026 Notes pursuant to exchange agreements dated as of May 12, 2025. The 2029 Notes are convertible at the option of the holder into shares of common stock, cash or a combination thereof, as elected by the Company, at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. Holders who convert their 2029 Notes after November 13, 2025 and prior to June 1, 2029 (except for any conversion in connection with a make-whole fundamental change) are entitled to an interest make-whole payment equal to the sum of the remaining scheduled payments of interest that would have been made had the 2029 Notes remained outstanding from their conversion date through the earlier of (i) the date that is 18 months following their conversion date, and (ii) June 15, 2029, the maturity date. The initial conversion rate for the 2029 Notes is equivalent to an initial conversion price of approximately $6.18 per share of the Company’s common stock. The conversion rate is subject to adjustment in certain circumstances.

On May 12, 2025, we also entered into note conversion agreements (each, a “Note Conversion Agreement”) with two affiliated holders of the 2026 Notes to convert $10.0 million aggregate principal amount of 2026 Notes into shares of our common stock (the “Equitization Transaction”) in three tranches. The number of shares of common stock issued or issuable in each tranche has been, or is to be, determined based in part on the closing price of the Company’s common stock on May 9, 2025 and in part based on the 20-day VWAP applicable to the relevant tranche conversion date, subject to a floor conversion price. As of June 30, 2025, we delivered 539,320 shares of the first tranche under this agreement with the remaining shares of the first tranche to be delivered on July 15, 2025. As of June 30, 2025, we have recorded a $7.6 million share-settled liability in our condensed consolidated balance sheet representing the remaining liability owed to the two affiliate holders. We subsequently delivered an aggregate of 1,996,555 additional shares in connection with the completion of the settlement for the first tranche, the settlement of the second tranche and the partial settlement of the third tranche. The Note Conversion Agreements provide that the final settlement will occur no later than September 15, 2025.

The Convertible Note Exchange and the Equitization Transaction reduced the aggregate principal balance of our 2026 Notes from $97.9 million to $17.1 million.

As a result of the Company reducing the principal balance of the 2026 Notes through the Convertible Note Exchange and the Equitization Transaction discussed earlier, we will no longer be required to make a $20.0 million prepayment of our outstanding Term Loan and an associated prepayment premium under the Credit Agreement. These amounts otherwise would have been required to be paid in November 2025 to avoid accelerated maturity of the entire Term Loan balance. (See “Note 6 — Debt”).

On July 28, 2025, we issued and sold to entities managed by Polar Asset Management Partners (collectively, “Polar”) 5,365,853 shares of our common stock at a price of $4.10 per share, representing a 14% premium to the closing OMER stock price on the day of pricing, in a registered direct offering. We received approximately $20.6 million in cash proceeds net of offering expenses.

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

Further, we have a sales agreement pursuant to an at-the-market (“ATM”) equity offering facility through which we may, from time to time, offer and sell shares of our common stock equaling an aggregate amount of up to $150.0 million. During the six months ended June 30, 2025, we received $6.4 million of net proceeds from the sale of our common stock through the ATM facility and have received $2.1 million subsequent to June 30, 2025. (See “Note 11 – Stockholders Deficit”). We may also consider potential asset acquisition and/or licensing agreements in connection with certain of our clinical assets to raise capital.

If the ATM facility or other capital resources, for any reason, are needed but inaccessible, it would have a significant negative impact on our financial condition. For purposes of determining available capital resources, any future royalty and/or milestone receipts are excluded. We have taken steps to manage our operating expenses and reduce our projected cash requirements by delaying clinical trials and reducing selected research and development efforts. Should it be necessary, we may determine to further reduce or delay these or other aspects of our operations and/or implement other restructuring activities.

The conditions described above, including the need to raise additional capital, when evaluated in accordance with the relevant accounting literature, raise substantial doubt with respect to our ability to meet our obligations through one year from the issuance of the Company’s condensed consolidated financial statements. Our ability to continue as a going concern will require us to generate positive cash flow from operations, obtain additional financing, enter into strategic alliances, and/or sell assets, and this determination is made without considering any such potential future activities. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to our ability to continue as a going concern.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant items subject to such estimates include the OMIDRIA contract royalty asset valuation, the OMIDRIA royalty obligation valuation and our valuation of embedded derivatives. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances; however, actual results could differ from these estimates.

Note 2—Significant Accounting Policies

Segment Reporting

We operate in one business segment focusing on the research, discovery, development, and commercialization of small-molecule and protein therapeutics targeting immunologic diseases, including complement-mediated diseases and cancers related to dysfunction of the immune system, as well as addictive and compulsive disorders. The Company defines its operating segment based on internally reported financial information that is regularly used by the Chief Operating Decision Maker (“CODM”) to analyze performance, make decisions and allocate resources. The Company’s CODM is our Chief Executive Officer. For the three and six months ended June 30, 2025, the Company has identified one operating and reportable segment. The CODM reviews net loss and expenses reported on the condensed consolidated statement of operations and comprehensive income (loss). The measurement of segment assets is reported on the balance sheet as total consolidated assets. All long-lived assets are held in the U.S. Our segment net income (loss) aligns with our condensed consolidated statement of operations and comprehensive income (loss).

Debt

2024 Term Loan and Repurchase of 2026 Notes

In June 2024, we performed an assessment of the Credit Agreement and determined that it met the criteria to be accounted for as a troubled debt restructuring. As a result, the $29.3 million difference between the $118.1 million aggregate principal amount of the 2026 Notes repurchased by the Company and the $88.8 million aggregate repurchase price (consisting of the $67.1 million Term Loan and $21.7 million cash on hand) was recorded as a premium (i.e. an increase) to the term debt recorded on our condensed consolidated balance sheet instead of being recognized as a gain on early extinguishment of debt. We amortize the premium as both a reduction of term debt in the condensed consolidated balance sheet and interest expense in the condensed consolidated statement of operations and comprehensive loss over the duration of the Term Loan.

Exchange of 2026 Notes for 2029 Notes and Share-Settled Liabilities

On May 14, 2025, we exchanged (1) $70.8 million of aggregate principal amount of 2026 Notes on a one-for-one basis for newly-issued 2029 Notes in the Convertible Note Exchange and (2) $10.0 million of aggregate principal amount of 2026 Notes for shares of our common stock to be delivered in three tranches pursuant to terms of the Note Conversion Agreements. We did not receive new cash proceeds in these transactions. We performed an assessment of the Convertible Note Exchange and Note Conversion Agreements and determined that these transactions were not a troubled debt restructuring and were a partial extinguishment of our 2026 Notes. The Company’s obligation to deliver shares in three tranches was accounted for as a share-settled liability measured at fair value.

Embedded Derivatives

We account for convertible instruments in accordance with ASC 470-20, Debt with Conversion and Other Options, when we determine that embedded conversion features do not require bifurcation from the host instrument. We account for convertible instruments (when we have determined that the embedded conversion options should be bifurcated from their host instruments) in accordance with ASC 815 – Derivative and Hedge Accounting (“ASC 815”). Under ASC 815, proceeds received upon the issuance of the hybrid contract are allocated between the fair value of the notes and the fair value of the derivative. The derivative is subsequently marked-to-market at each reporting date based on current fair value, with the changes in fair value reported in the condensed consolidated statements of operations and comprehensive loss. On our 2029 Notes, we recorded an initial $23.0 million liability for our embedded derivative, which is shown as a component of the 2029 Notes. The embedded derivative represents the conversion feature and interest make-whole feature available to holders of the 2029 Notes allowing them to convert the notes into common stock. At June 30, 2025, we marked-to-market the initial $23.0 million embedded derivative on the 2029 Notes to $15.0 million, recording an $8.0 million gain on remeasurement to our condensed consolidated statement of operations and comprehensive loss. (For further details, see “Note 6 – Debt”).

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

Royalties earned are recorded as a reduction to the OMIDRIA contract royalty asset. All U.S. royalties received from Rayner through December 31, 2031 are remitted by Rayner to an escrow account established by Omeros, from which payments are made to DRI Healthcare Acquisition LP (“DRI”). These payments comprise interest expense, with the remainder treated as a reduction of the OMIDRIA royalty obligation. The amount recorded in discontinued operations in future periods will reflect interest earned on the outstanding OMIDRIA contract royalty asset at 11.0% and any amounts we receive that are different from the expected royalties. The OMIDRIA contract royalty asset is re-measured quarterly using the expected value approach, which incorporates actual results and future expectations. (See “Note 7 — Discontinued Operations – Sale of OMIDRIA”).

OMIDRIA Royalty Obligation

We have sold to DRI our future U.S. based OMIDRIA royalty receipts through December 31, 2031, which we recorded as an OMIDRIA royalty obligation on our condensed consolidated balance sheet.

The OMIDRIA royalty obligation is valued based on our estimates of future royalties from Rayner. Interest expense is calculated at an implied effective interest rate of 10.27% and represents a component of the total pass-through payments to DRI from Rayner.

To the extent our estimates of future royalties differ materially from previous estimates, we will adjust the carrying amount of the OMIDRIA royalty obligation to reflect the present value of the revised estimated cash flows from Rayner utilizing the cumulative catch-up method. This is reflected as a remeasurement adjustment recognized as non-cash interest expense. Pass-through interest, remitted through an administrative agent by Rayner to DRI, and non-cash interest on remeasurements are recorded to continuing operations to arrive at interest (income) or expense on the OMIDRIA royalty obligation. (See “Note 8 — OMIDRIA Royalty Obligation”).

Inventory

We expense inventory costs related to product candidates as research and development expenses until regulatory approval is reasonably assured in the U.S. or the European Union (“EU”). Once approval is reasonably assured, costs, including amounts related to third-party manufacturing, transportation, and internal labor and overhead, will be capitalized.

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

Financial Instruments and Concentrations of Credit Risk

Cash and cash equivalents, receivables, accounts payable, and accrued liabilities, which are recorded at invoiced amount or cost, approximate fair value based on the short-term nature of these financial instruments. The fair value of short-term investments is based on quoted market prices. Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, receivables, convertible notes, and term debt. Convertible notes and term debt are measured at fair market value at issuance. Associated embedded derivatives of the convertible notes and term debt are remeasured quarterly to fair value.

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

Note 3—Net Loss Per Share

Basic net income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share (“Diluted EPS”) is computed by dividing net income (loss) by the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Our potential dilutive securities include common shares related to our stock options which are calculated using the treasury stock method. Our potential dilutive securities related to our convertible senior notes and share-settled liabilities are calculated using the if-converted method. In periods where we have a net loss from continuing operations but overall net income, we do not compute Diluted EPS because the effect would be anti-dilutive. When there is a net loss, potentially dilutive securities, like stock options, warrants, or convertible debt, are typically excluded from the diluted net loss per share calculation. Potentially dilutive securities excluded from Diluted EPS are calculated based on a weighted average of days in the quarter from when the respective transactions occurred and are shown as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
2029 Notes convertible to common stock (1)	5,915,742	—	2,974,213	—
2026 Notes convertible to common stock (1)(2)(3)	3,280,240	9,714,522	4,281,266	10,696,990
Outstanding options to purchase common stock	981,651	84,864	2,790,290	90,635
Share-settled liability(4)	552,662	—	277,858	—
Total potentially dilutive shares excluded from net loss per share	10,730,295	9,799,386	10,323,627	10,787,625

(1)

On May 14, 2025, we exchanged $70.8 million aggregate principal amount of our 2026 Notes for 2029 Notes on a one-for-one basis in the Convertible Note Exchange and recorded a reduction of an additional $10.0 million aggregate principal amount of our 2026 Notes to be equitized pursuant to the Equitization Transaction. The 2029 Notes are subject to a conversion arrangement that potentially increases the dilutive effect of conversion as described in “Note 6 — Debt.”

(2)

The 2026 Notes are subject to a capped call arrangement that potentially reduces the dilutive effect of conversion as described in “Note 6 — Debt.” Any potential impact of the capped call arrangement is excluded from this table.

(3)	On June 3, 2024, we repurchased $118.1 million of our 2026 Notes reducing any effect of the dilution related to these notes. (For further details refer to “Note 6 — Debt”).
(4)

On May 12, 2025, the Company entered into Note Conversion Agreements to exchange $10.0 million of aggregate principal of our 2026 Notes for shares of our common stock reducing the effect of dilution on these notes. The Note Conversion Agreements provide for delivery of the common stock in three tranches. The above calculation assumes dilution to occur at the stock price at June 30, 2025. (For further details refer to “Note 6 — Debt”).

Note 4—Fair-Value Measurements

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

We review the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There have been no transfers of assets or liabilities between fair value measurement classifications during the six months ended June 30, 2025.

Our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	June 30, 2025
	Level 1	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents:
Certificate of deposit classified as non-current restricted investments	$1,054	$—	$1,054
Short-term investment:
Money-market funds	26,840	—	26,840
Total Assets	$27,894	$—	$27,894

Liabilities:
Share-settled liability	$—	$(7,627)	$(7,627)
Term Loan
Call and put options derivative (1)	—	113	113
2029 Notes:
2029 Notes conversion option derivative	—	(15,020)	(15,020)
Total Liabilities	$—	$(22,534)	$(22,534)

(1)

While the Term Loan is recorded as a liability, the embedded call and put options that have been identified as requiring bifurcation are recognized as a net embedded derivative asset reflected as a component of the Term Loan on the balance sheet.

	December 31, 2024
	Level 1	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents:
Certificate of deposit classified as non-current restricted investments	$1,054	$—	$1,054
Short-term investment:
Money-market funds	86,732	—	86,732
Total Assets	$87,786	$—	$87,786

Liabilities:
Term Loan
Call and put options derivative (1)	$—	$235	$235
Total Liabilities	$—	$235	$235

(1)

While the Term Loan is recorded as a liability, the embedded call and put options that have been identified as requiring bifurcation are recognized as a net embedded derivative asset reflected as a component of the Term Loan on the balance sheet.

Cash held in demand deposit accounts of $1.9 million and $3.4 million is excluded from our fair-value hierarchy disclosure as of June 30, 2025 and December 31, 2024, respectively. The carrying amounts reported in the accompanying condensed consolidated balance sheets for receivables, accounts payable and accrued liabilities, and other current monetary assets and liabilities approximate fair value.

All of our investments, which are classified as Level 1 assets, are short-term and held in our name. Money market funds are classified as available-for-sale.

Our share-settled liability and embedded derivatives are classified as Level 3 assets and liabilities. Our embedded derivatives are grouped with their related host contract as a net liability on our condensed consolidated balance sheet. (For further details see “Note 6 – Debt”).

The fair value of our share-settled liability was determined using the Monte Carlo model assuming a yield volatility of 137%, a stock price floor of $2.50 and a fixed conversion price of $6.18.

The fair value of our embedded derivatives were determined using both the Lattice and Discounted Cash Flow models with the following key assumptions:

	June 30,	December 31,
	2025	2024
Term Loan derivative

Interest comprised of:
SOFR benchmark rate	3.04 - 4.08%	3.91 - 4.30%
Securitized discount rate	11.80%	13.16%
Yield volatility	26%	21%
Probability weighted term (in years)	1.9	3.4

Changes in valuation assumptions could have a significant impact on our Term Loan derivative. The Company can provide no assurance that changes in yield would not be significant in the future.

June 30,
2025
2029 Notes conversion option derivative

Stock price (per share)	$3.00
Unsecuritized discount rate	18.88%
Risk-free rate	3.66%
Stock price volatility	70%
Dividend yield	—%
Term (in years)	4.0

Changes in valuation assumptions could have a significant impact on the 2029 Note conversion option derivative. The Company can provide no assurance that changes in yield or in our stock price would not have a significant impact on the derivative in the future. An increase in our stock price volatility could increase the valuation of the 2029 Note conversion option derivative, whereas an increase in interest rates could decrease the valuation of the 2029 Note conversion option derivative.

The following table sets forth a summary of changes in the fair value of Level 3 liabilities for the six months ended June 30, 2025:

	Balance as of			Balance as of
	December 31,			June 30,
	2024	Additions	Change in Fair Value	2025
	(In thousands)
Liabilities:
Share-settled liability	$—	$(7,627)	$—	$(7,627)
Term Loan
Call and put options derivative	235	-	(122)	113
2029 Notes:
2029 Notes conversion option derivative	—	(15,020)	—	(15,020)
Total Liabilities	$235	$(22,647)	$(122)	$(22,534)

Note 5 — Certain Balance Sheet Accounts

OMIDRIA Contract Royalty Asset

The OMIDRIA contract royalty asset consists of the following:

	June 30,	December 31,
	2025	2024
	(In thousands)
Short-term contract royalty asset	$28,221	$29,083
Long-term contract royalty asset	114,735	124,266
Total OMIDRIA contract royalty asset	$142,956	$153,349

See “Note 7 — Discontinued Operations – Sale of OMIDRIA” for discussion regarding the estimated fair value of our OMIDRIA contract royalty asset.

Receivables

Receivables consist of the following:

	June 30,	December 31,
	2025	2024
	(In thousands)
OMIDRIA royalty receivables	$5,210	$6,940
Other receivables	1,066	799
Total receivables	$6,276	$7,739

Property and Equipment, Net

Property and equipment, net consists of the following:

	June 30,	December 31,
	2025	2024
	(In thousands)
Equipment under finance lease obligations	$8,324	$8,323
Laboratory equipment	3,732	3,690
Computer equipment	1,113	1,113
Office equipment and furniture	624	624
Total cost	13,793	13,750
Less accumulated depreciation and amortization	(11,554)	(11,072)
Total property and equipment, net	$2,239	$2,678

For each of the three months ended June 30, 2025 and 2024, depreciation and amortization expense was $0.2 million, for both periods, respectively. For the six months ended June 30, 2025 and 2024, depreciation and amortization expense was $0.5 million and $0.4 million, respectively.

Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2025	2024
	(In thousands)
Employee compensation	$11,424	$8,868
Clinical trials	8,141	7,100
Contract research and development	2,743	4,334
Interest payable	2,041	2,667
Consulting and professional fees	1,593	2,602
Other accrued expenses	335	434
Total accrued expenses	$26,277	$26,005

Note 6—Debt

Convertible senior notes, net, along with share-settled liabilities, and term debt balances are comprised of the following:

		June 30,	December 31,
		2025	2024
		(In thousands)

Exchange of 2026 Notes for common stock (share-settled liability)	Short-term	$7,627	$—
Convertible senior notes, net maturing on June 15, 2029 (2029 Notes)	Long-term	63,474	—
		71,101	—
Term debt, net maturing on June 3, 2028 (Term Loan)	Short-term	—	21,000
Term debt, net maturing on June 3, 2028 (Term Loan)	Long-Term	87,313	69,405
		87,313	90,405
Convertible senior notes, net maturing on February 15, 2026 (2026 Notes)	Short-term	17,017	—
Convertible senior notes, net maturing on February 15, 2026 (2026 Notes)	Long-term	—	97,178
		17,017	97,178
		$175,431	$187,583

Exchange of 2026 Notes for 2029 Notes and Share-Settled Liabilities

On May 14, 2025, we completed the exchange of $70.4 million of net carrying value of our 2026 Notes on a one-for-one basis for newly issued convertible senior notes maturing on June 15, 2029 which had a fair market value of $73.5 million. The $70.4 million net carrying value of our 2026 Notes includes $70.8 million of aggregate principal amount less $0.4 million of issuance costs. Including the Equitization Transaction, this exchange results in a net $3.0 million loss on extinguishment which we recorded to our statement of operations and comprehensive loss. The Convertible Note Exchange was conducted with a limited number of holders of the 2026 Notes pursuant to exchange agreements dated May 12, 2025 (each, an “Exchange Agreement”).

The 2029 Notes were issued pursuant to an Indenture, dated as of August 14, 2020 (the “Base Indenture”), between the Company and Computershare Trust Company, National Association, as successor to Wells Fargo Bank, National Association, as trustee (the “Trustee”), as supplemented by a Second Supplemental Indenture, dated as of May 14, 2025 (the “Second Supplemental Indenture”), between the Company and the Trustee (the Base Indenture, as amended and supplemented by the Second Supplemental Indenture, the “Indenture”). The 2029 Notes will mature on June 15, 2029 unless earlier converted, redeemed or repurchased in accordance with their terms prior to such date.

Interest on the 2029 Notes is payable semi-annually in arrears at a rate of 9.50% per annum on each June 15 and December 15, beginning on December 15, 2025. Due to the discount amortization on the 2029 Notes, interest expense is currently being recognized at an implied effective interest rate of 1.82%. The 2029 Notes are convertible at the option of the holder into shares of common stock, cash or a combination thereof, as elected by us, at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. The conversion rate is 161.81 shares of our common stock per $1,000 of note principal (equivalent to an initial conversion price of approximately $6.18 per share of common stock), which equals approximately 11.5 million shares issuable upon conversion, subject to adjustment in certain circumstances. The conversion rate is subject to adjustment in certain circumstances as described in the Indenture.

Holders who convert their 2029 Notes from, and including, November 14, 2025 to, but excluding, June 1, 2029 (except for any conversion in connection with a make-whole fundamental change) will also be entitled to an interest make-whole payment equal to the sum of the remaining scheduled payments of interest that would have been made on the 2029 Notes to be converted had such notes remained outstanding from the conversion date through the earlier of (i) the date that is 18 months following the conversion date and (ii) the maturity date. We recorded a $23.0 million initial embedded derivative as a component of our 2029 Notes which represents the conversion feature available to holders of the 2029 Notes allowing them to convert the notes into common stock. At June 30, 2025, we marked-to-market the initial $23.0 million embedded derivative on the 2029 Notes to $15.0 million, recording an $8.0 million gain on remeasurement to our condensed consolidated statement of operations and comprehensive loss. The 2029 Notes include a $20.2 million discount which we amortize as an addition to the carrying value and treat as non-cash interest expense in the condensed consolidated statement of operations and comprehensive loss over the duration of the term.

The 2029 Notes will be redeemable, in whole or in part, at our option at any time, and from time to time, on or after June 20, 2027 and on or before the 50th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the 2029 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, but only if the last reported sale price per share of our common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we send the related redemption notice and (ii) the trading day immediately before the date we send such notice. In addition, calling any 2029 Note for redemption will constitute a “make-whole fundamental change” (as defined in the Indenture) with respect to that 2029 Note, in which case the conversion rate applicable to the conversion of that 2029 Note will be increased in certain circumstances if it is converted after it is called for redemption.

The Indenture contains customary terms and covenants and events of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving the Company) occurs and is continuing, the Trustee or the holders of at least 25% in aggregate principal amount of the 2029 Notes then outstanding may declare the principal amount of, and all accrued and unpaid interest on, all of the 2029 Notes then outstanding to become due and payable immediately. Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving the Company, the principal amount of, and all accrued and unpaid interest, if any, on all of the 2029 Notes then outstanding will immediately become due and payable without any further action or notice by the Trustee or any holder. Notwithstanding the foregoing, the Indenture provides that, to the extent we elect and for up to 180 days, the sole remedy for an event of default relating to certain failures by us to comply with certain reporting covenants in the Indenture may consist exclusively of the right to receive special interest on the 2029 Notes.

The 2029 Notes are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent we are not a holder thereof) preferred equity, if any, of its subsidiaries.

Equitization Transaction

On May 12, 2025, we entered into Note Conversion Agreements with two affiliated holders of the 2026 Notes to convert $10.0 million aggregate principal amount of the 2026 Notes into shares of our common stock. Under the terms of the Note Conversion Agreements, the holders agreed to convert the equitized principal amount of the 2026 Notes in three tranches for a number of shares of common stock to be determined based in part on the closing price of our common stock on May 9, 2025 and in part based on the 20-day volume-weighted average price applicable to each tranche conversion date, subject to a floor conversion price. The Note Conversion Agreements provide that the final settlement will occur no later than September 15, 2025. As of June 30, 2025, we delivered 539,320 shares of the first tranche under this agreement with the remaining shares for the first tranche delivered on July 15, 2025. As of June 30, 2025, we have recorded a $7.6 million share-settled liability in our condensed consolidated balance sheet representing the remaining liability owed to the two affiliated holders under the Note Conversion Agreements. We subsequently delivered an aggregate of 1,996,555 additional shares in connection with the completion of the settlement for the first tranche, the settlement of the second tranche and the partial settlement of the third tranche. The Note Conversion Agreements provide that the final settlement will occur no later than September 15, 2025.

The Convertible Note Exchange transaction and Equitization Transaction reduced the aggregate principal balance of our 2026 Notes from $97.9 million to $17.1 million. The $80.8 million reduction in aggregate principal amount of our 2026 Notes reflects the exchange of $70.8 million aggregate principal amount of 2026 Notes for 2029 Notes under the Convertible Note Exchange and the reduction of $10.0 million in aggregate principal amount to be equitized under the Note Conversion Agreements. Because we have a contractual obligation to cancel $10.0 million aggregate principal amount of 2026 Notes pursuant to the Note Conversion Agreements, we recognize the full reduction of the $10.0 million at June 30, 2025 from the 2026 Notes balance. Accordingly, the Equitization Transaction resulted in us initially recording a share-settled liability. As of June 30, 2025, we cancelled $3.3 million of this liability, reflecting equitization of the first tranche under the Note Conversion Agreements.

The amount outstanding on the 2029 Notes is as follows:

June 30,
2025
(In thousands)
Principal amount	$70,785
Unamortized debt discount, net of issuance costs	(22,331)
Fair value of embedded derivative	15,020
Total unsecured convertible senior notes, net	$63,474

Fair value of outstanding unsecured convertible senior notes (1)	$59,263

(1)

The fair value is classified as a Level 2 liability due to the limited trading activity for the 2029 Notes. This balance reflects the fair value of the 2029 Notes based on quoted prices in an over-the counter market using the most recent trading information at the end of the reporting period.

The following table sets forth interest expense recognized related to the 2029 Notes:

Three and Six Months Ended
June 30,
2025
(In thousands)
Contractual interest expense	$859
Amortization of debt discount and issuance costs	748
Total interest expense	$1,607

2024 Secured Term Loan

On June 3, 2024, we entered into a Credit Agreement with the Lenders, pursuant to which we have an outstanding Term Loan of $67.1 million. The Credit Agreement provides that, at any time prior to November 1, 2025, the Company, at its sole discretion, may exchange up to $14.9 million aggregate principal amount of outstanding 2026 Notes for cash and/or additional Term Loan amounts, with the holders of such notes becoming Lenders under the Credit Agreement. As of August 14, 2025, no such additional exchanges for additional Term Loans have occurred. All indebtedness under the Credit Agreement is secured by a first-priority security interest in and lien on substantially all our tangible and intangible property, subject to customary exceptions, and excluding royalty interests in OMIDRIA and certain related rights.

In connection with our entry into the Credit Agreement, we used the Term Loan proceeds along with $21.7 million of cash on hand to repurchase $118.1 million aggregate principal amount of the 2026 Notes held by the Lenders. The total consideration paid at closing of $88.8 million represented a purchase price equal to approximately 75% of the par value of the 2026 Notes retired in the transaction. The reduction in the aggregate outstanding principal balance of our 2026 Notes and incurrence of a new Term Loan resulted in a $51.0 million reduction of our outstanding debt. The $29.3 million difference between the $118.1 million aggregate principal amount of the 2026 Notes and the $88.8 million aggregate repurchase price was recorded as a premium (i.e., an increase) to the long-term debt on the Company’s condensed consolidated balance sheet instead of being recognized as a gain on early extinguishment of debt. The premium is being amortized as both a non-cash reduction of long-term debt in the condensed consolidated balance sheets and interest expense in the condensed consolidated statement of operations and comprehensive loss over the duration of the Term Loan.

The amount outstanding on the Term Loan is as follows:

	June 30,	December 31,
	2025	2024
	(In thousands)
Principal amount	$67,077	$67,077
Unamortized debt premium, net of issuance costs and other	20,349	23,563
Fair value of embedded derivative	(113)	(235)
Total term debt, net	$87,313	$90,405

The Term Loan has a stated maturity date of June 3, 2028 and bears interest at an adjusted secured overnight financing rate (“adjusted SOFR”), subject to a 3.00% floor, plus 8.75% per annum, payable quarterly from the Closing Date. As of June 30, 2025, the contractual interest rate on the Term Loan was 13.17%. We have the option to pay all of the interest in cash or to pay 50% in cash and pay-in-kind (“PIK”), the remaining interest. When this provision is elected, interest for the quarter, including both the cash interest and PIK interest, is calculated based on adjusted SOFR plus a 10.25% PIK margin (instead of the customary 8.75% margin). The PIK interest is then added to the outstanding principal balance and interest is computed using the original adjusted SOFR plus 8.75% margin rate. Due to the premium amortization on the Term Loan, interest expense is currently being recognized at an implied effective interest rate of 3.44%.

The following table sets forth interest expense recognized related to the Term Loan:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In thousands)
Contractual interest expense	$2,231	$714	$4,464	$714
Amortization of debt premium and issuance costs	(1,306)	(599)	(3,214)	(599)
Total interest expense	$925	$115	$1,250	$115

We may elect to prepay the Term Loan, in whole or in part, in cash, plus an applicable prepayment and/or make-whole premium. Under certain circumstances, we are required to prepay all or a portion of the outstanding Loans, plus an applicable prepayment and/or make-whole premium, as described below.

(1)   If, on November 1, 2025, (i) the aggregate outstanding principal amount of the outstanding 2026 Notes that is not held by the Lenders equals or exceeds $38.5 million and (ii) we have not made or delivered notice that we expect to make certain voluntary or mandatory prepayments under the Credit Agreement of at least $20.0 million in the aggregate, then we would be required, on or prior to November 15, 2025, to make a $20.0 million mandatory prepayment, together with a $1.0 million prepayment premium to avoid accelerated maturity of the entire Term Loan balance. As a result of the Convertible Note Exchange completed on May 14, 2025, the prepayment requirement is no longer applicable because the outstanding principal amount under the 2026 Notes was reduced below $38.5 million. As a result, the accompanying condensed consolidated balance sheet as of June 30, 2025 reflects the entire Term Loan as a long-term liability.

(2)   Upon the occurrence of a change in control, we must prepay the entire outstanding amount of the Term Loan, plus the applicable make-whole or prepayment premium.

(3)   We must prepay the outstanding Term Loan in an amount equal to: (i) 25.0% of any milestone payments received from DRI or its affiliates on the basis of net sales of OMIDRIA; (ii) 60.0% of the net cash proceeds (excluding transaction expenses and certain milestone payments) received by Omeros from the sale or license of our assets; (iii) 100.0% of net cash proceeds of indebtedness incurred by the Company other than as permitted by the Credit Agreement; and (iv) 100.0% of the net cash proceeds of insurance recoveries on loss of property, except to the extent utilized to repair or replace the relevant assets within a specified time.

Voluntary and mandatory prepayments of the Term Loan are subject to payment of the following premiums: (i) during the first year of such amounts are outstanding under the Term Loan, a make-whole premium plus 5.0% of the applicable prepayment amount (unless the prepayment is made in contemplation of a change of control, in which case only the make-whole premium would be payable); (ii) during the second year, a prepayment premium equal to 5.0% of the applicable prepayment amount; and (iii) during the third year, a prepayment premium equal to 3.0% of the applicable prepayment amount.

The Credit Agreement contains certain customary default provisions, representations and warranties and affirmative and negative covenants. These include a covenant requiring us to maintain at all times unrestricted cash, cash equivalents and short-term investments of at least $25.0 million in accounts subject to control agreements and a covenant limiting the use of cash for open market or privately negotiated repurchases of any outstanding 2026 Notes to: (i) an initial amount not exceeding $25.0 million, which may be increased by up to an additional $10.0 million subject to the satisfaction of certain conditions; (ii) an unlimited amount, if the amount of the outstanding Term Loan at the time of repurchase does not exceed $38.5 million; and (iii) an additional amount not to exceed 50% of the net cash proceeds from an equity offering, provided that the Company offers to prepay an equal amount of the Term Loan with the net cash proceeds of such offering. As of June 30, 2025 and through the date of issuance of these condensed consolidated financial statements, the Company was in compliance with the covenants under the Credit Agreement. A default under the Credit Agreement that results in the outstanding debt thereunder being declared due and payable prior to the stated maturity would constitute a cross-default under the indenture governing the 2026 Notes or the 2029 Notes, as applicable. In such an event, the principal and all accrued and unpaid interest on the 2026 Notes and the 2029 Notes may be declared immediately due and payable either by the trustee under the applicable indenture, or by holders of at least 25% of the aggregate outstanding principal amounts of the 2026 Notes and the 2029 Notes, respectively.

The fair value of the Term Loan is classified as a Level 3 liability. As of June 30, 2025 and December 31, 2024, the approximate fair value of our Term Loan obligations was $69.9 million and $69.5 million, respectively. We determined the fair market value by discounting the future cash flows based on adjusted SOFR at each measurement date.

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

On May 14, 2025, we completed the Convertible Note Exchange in which we exchanged $70.8 million in aggregate principal of our 2026 Notes for a like principal amount of our 2029 Notes. On May 12, 2025, we entered into the Equitization Transaction, which resulted in the conversion of an additional $10.0 million aggregate principal amount of 2026 Notes into shares of our common stock, to be delivered in three approximately equal tranches on or prior to September 15, 2025. As of June 30, 2025, we recorded a $7.6 million share-settled liability reflecting the unsettled shares still to be issued. The principal balance of our 2026 Notes was reduced from $97.9 million to $17.1 million as a result of the Convertible Note Exchange and Equitization Transaction.

Amounts outstanding on our 2026 Notes as of June 30, 2025 and December 31, 2024 are as follows:

	June 30,	December 31,
	2025	2024
	(In thousands)
Principal amount	$17,077	$97,862
Unamortized debt issuance costs	(60)	(684)
Total unsecured convertible senior notes, net	$17,017	$97,178

Fair value of outstanding unsecured convertible senior notes (1)	$16,048	$93,752

(1)

The fair value is classified as Level 2 liability due to the limited trading activity for the 2026 Notes. This balance reflects the fair value of the 2026 Notes based on quoted prices in an over-the counter market using the most recent trading information at the end of the reporting period. The value of the conversion feature of the 2026 Notes is not deemed to be significant as the current market price of our common stock is below the initial conversion price of $18.49 per share of common stock.

The $80.8 million reduction in aggregate principal amount of our 2026 Notes reflects the exchange of $70.8 million aggregate principal amount of 2026 Notes for 2029 Notes under the Convertible Note Exchange and the reduction of $10.0 million in aggregate principal amount to be equitized under the Note Conversion Agreements. The Equitization Transaction resulted in us initially recording a share-settled liability. As of June 30, 2025, we cancelled $3.3 million of this liability at the time of initial settlement of the first tranche. Unamortized debt issuance costs represent an allocation of the $0.1 million of debt issuance costs under the original 2026 Notes as of June 30, 2025. We have amortized interest expense on the 2026 Notes at an effective interest rate of 5.89%.

The following table sets forth interest expense recognized related to the 2026 Notes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In thousands)
Contractual interest expense	$790	$2,369	$2,074	$5,203
Amortization of debt discount and issuance costs	92	261	240	569
Total interest expense	$882	$2,630	$2,314	$5,772

The conversion rate is 54.0906 shares of our common stock per $1,000 of note principal (equivalent to an initial conversion price of approximately $18.4875 per share of common stock), which equals approximately 1.3 million shares issuable upon conversion, subject to adjustment in certain circumstances.

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

In order to reduce the dilutive impact or potential cash expenditure associated with the conversion of the 2026 Notes, we entered into capped call transactions in connection with the issuances of the 2026 Notes (the “2026 Capped Call”). The 2026 Capped Call will cover, subject to anti-dilution adjustments substantially similar to those applicable to the 2026 Notes, the number of shares of common stock underlying the 2026 Notes when our common stock is trading within the range of approximately $18.49 and $26.10. However, should the market price of our common stock exceed the $26.10 cap, then the conversion of the 2026 Notes would have an additional dilutive impact or may require a cash expenditure to the extent the market price of our common stock exceeds the cap price. The 2026 Capped Call will expire on various dates over the 50-trading-day period ranging from December 2, 2025 to February 12, 2026, if not exercised earlier. The 2026 Capped Call is a separate transaction and not part of the terms of the 2026 Notes and was executed separately from the issuance of the 2026 Notes. The amount paid for the 2026 Capped Call was recorded as a reduction to additional paid-in capital in the condensed consolidated balance sheet. As of June 30, 2025, approximately 12.2 million shares remained outstanding under the 2026 Capped Call. We also retain all potential future value of the capped call purchased in connection with the issuance of the 2026 Notes covering all shares underlying the original 2026 Notes.

Further, we concluded the 2026 Capped Call qualifies for a derivative scope exception for instruments that are both indexed to an entity’s own stock and classified in stockholders’ equity in its balance sheet. Consequently, the fair value of the 2026 Capped Call of $23.2 million is classified as equity, not accounted for as derivatives, and will not be subsequently remeasured.

Minimum Commitments

As of June 30, 2025, the most probable principal payments on our 2026 Notes, Term Loan and 2029 Notes are as follows:

	2026 Notes	Term Loan	2029 Notes	Total
	(In thousands)
2025	$—	$—	$—	$—
2026	17,077	—	—	17,077
2027	—	—	—	—
2028	—	67,077	—	67,077
2029 and thereafter	—	—	70,785	70,785
Total principal payments	17,077	67,077	70,785	154,939
Net unamortized premiums, discounts, derivatives and issuance costs	(60)	20,236	(7,311)	12,865
Carrying value of debt	$17,017	$87,313	$63,474	$167,804

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

The results of operations for OMIDRIA are recorded as income from discontinued operations for all periods presented in the condensed consolidated statements of operations and comprehensive loss are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In thousands)
Interest earned on OMIDRIA contract royalty asset	$3,886	$4,271	$7,839	$8,614
Remeasurement adjustments	(3,149)	4,314	(2,981)	6,653
Other income (loss), net	(266)	499	(281)	483
Ex-US royalties	(6)	—	(6)	—
Net income from discontinued operations, net of tax	$465	$9,084	$4,571	$15,750

The following is a roll forward of the OMIDRIA contract royalty asset (in thousands):

OMIDRIA contract royalty asset at December 31, 2024	$153,349
Royalties earned	(15,251)
Interest earned on OMIDRIA contract royalty asset	7,839
Remeasurement adjustments	(2,981)
OMIDRIA contract royalty asset at June 30, 2025	$142,956

We remeasure the OMIDRIA contract royalty asset on a quarterly basis using the expected value approach, which incorporates actual results and future expectations.

Cash flow from discontinued operations is as follows:

	Six Months Ended
	June 30,
	2025	2024
	(In thousands)
Net cash provided by discontinued operations from operating activities	$13,176	$21,418

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

We retain the right to receive all royalties payable by Rayner on any U.S. net sales of OMIDRIA after December 31, 2031 and on all royalties on global net sales of OMIDRIA payable from and after December 31, 2031. To date, international royalties have not been significant. DRI has no recourse to our assets other than its interest in OMIDRIA royalties.

We are also entitled to receive a milestone payment ranging between $10.0 million and $27.5 million if U.S. net sales of OMIDRIA reach applicable thresholds ranging between a total of $156.0 million and $160.0 million in the aggregate for any period of four consecutive quarters prior to January 1, 2026. We do not expect to receive this milestone payment. In addition, we are entitled to receive a separate milestone payment ranging between $8.0 million and $27.5 million if U.S. net sales of OMIDRIA reach applicable thresholds ranging between a total of $181.0 million and $185.0 million in the aggregate for any period of four consecutive quarters prior to January 1, 2028.

The changes in the OMIDRIA royalty obligation during the six months ended June 30, 2025 are as follows (in thousands):

Balance at December 31, 2024	$216,257
Remeasurement on the OMIDRIA royalty obligation	(11,878)
Principal payments	(6,701)
Balance at June 30, 2025	$197,678

The OMIDRIA royalty obligation is classified as a Level 3 liability as its valuation requires substantial judgment and estimation of factors that are not currently observable in the market. The fair value of the OMIDRIA royalty obligation is determined by calculating the net present value of our estimated future OMIDRIA cash flows using the interest rate at inception of our royalty purchase agreement with DRI, adjusted for the change in the prime rate through the measurement date. As of June 30, 2025 and December 31, 2024, the approximate fair value of our obligation was $191.9 million and $209.7 million, respectively.

Interest expense is comprised of the effective interest component of any cash payment remitted through an administrative agent to DRI, based on an implied effective interest rate of 10.27%, and any remeasurement adjustments taken during the period. Remeasurements are non-cash adjustments to the OMIDRIA royalty obligation reflecting changes in forecasted cash flows stemming from the OMIDRIA contract royalty asset. For the three and six months ended June 30, 2025 and 2024, interest expense is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In thousands)
Pass through interest remitted through administrative agent	$5,069	$5,701	$10,286	$9,646
Non-cash remeasurement adjustment	(8,506)	728	(11,878)	1,806
Interest (income)/expense on OMIDRIA royalty obligation	$(3,437)	$6,429	$(1,592)	$11,452

As of June 30, 2025, the expected scheduled principal and interest payments are as follows:

	Principal	Interest	Total
	(In thousands)
2025	$8,799	$9,416	$18,215
2026	22,439	17,322	39,761
2027	25,654	15,004	40,658
2028	29,068	12,372	41,440
2029 and thereafter	111,718	17,645	129,363
Total scheduled payments	$197,678	$71,759	$269,437

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

Supplemental lease information is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In thousands)
Lease cost
Operating lease cost	$1,680	$1,606	$3,206	$3,211
Finance lease cost:
Amortization	234	149	367	295
Interest	51	40	89	97
Variable lease cost	950	882	1,891	1,798
Sublease income	(411)	(385)	(725)	(774)
Net lease cost	$2,504	$2,292	$4,828	$4,627

The supplemental cash flow information related to leases is as follows:

	Six Months Ended
	June 30,
	2025	2024
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Cash payments for operating leases	$3,444	$3,630
Cash payments for financing leases	466	361

Note 10—Commitments and Contingencies

Good and Service Contracts

We have various agreements with third parties that collectively require payment of termination fees totaling $3.9 million as of June 30, 2025 if we cancel the work within specific time frames, either prior to commencing or during performance of the contracted services.

Development Milestones and Product Royalties

We have entered a variety of development, collaboration, licensing or similar agreements with third parties under which we have accessed technology or services in connection with our development assets and programs. Some of these agreements require milestone payments based on achievements of development, regulatory or sales milestones, and/or low-single to low-double digit royalties on net income or net sales of the relevant product. For the three and six months ended June 30, 2025 and 2024, development milestone expenses were not significant.

Note 11—Shareholders’ Deficit

Common Stock

At-the-Market Sales Agreement - We have a sales agreement to sell shares of our common stock having an aggregate offering price of up to $150.0 million, from time to time, through an ATM equity offering program. During the six months ended June 30, 2025, we sold1.4 million shares of common stock pursuant to our ATM program, generating net proceeds of $6.4 million at an average price per share of $4.55. Subsequent to June 30, 2025, we sold 0.7 million shares of common stock, generating net proceeds of $2.1 million at an average price per share of $3.14.

Share Repurchase Program - On November 9, 2023, the Board of Directors approved a share repurchase program under which we were permitted to repurchase from time to time up to $50.0 million of our common stock in the open market or through privately negotiated transactions. During the six months ended June 30, 2024, we repurchased and retired 3.2 million shares of common stock for an average price per share of $3.71 at an aggregate cost of $11.9 million. The terms of the Credit Agreement prohibit us from repurchasing our common stock unless expressly agreed to by the Lenders. Consequently, the Board of Directors terminated the share repurchase program effective upon the execution of the Credit Agreement.

Equitization Transaction - On May 12, 2025, we entered into the Note Conversion Agreements with two affiliated holders of the 2026 Notes to convert $10.0 million aggregate principal amount of 2026 Notes into shares of our common stock to be delivered in three approximately equal tranches. As of June 30, 2025, we delivered 539,320 shares of the first tranche under this agreement and recorded a $7.6 million share-settled liability in our condensed consolidated balance sheet representing the remaining liability owed to the two affiliate holders. (For further details, see “Note 6 – Debt”).

Share issuances subsequent to June 30, 2025 through August 14, 2025 are shown below:

		Number of Shares
Tranche 1
Final settlement	July 15, 2025	528,197
Tranche 2
Initial settlement	July 11, 2025	539,320
Final settlement	August 11, 2025	389,556
Tranche 3
Initial settlement	August 11, 2025	539,482
		1,996,555

With respect to final settlement of Tranche 3, we will issue a number of shares to be determined based on the 20-day VWAP applicable at the final settlement date (subject to a floor conversion price of $2.50), less the initial settled shares listed above. The Note Conversion Agreements provide that the final settlement with respect to Tranche 3 will occur no later than September 15, 2025. (For further details refer to “Note 6 – Debt”).

Registered Direct Offering - On July 28, 2025, we issued and sold to Polar 5,365,853 shares of our common stock at a price of $4.10 per share, representing a 14% premium to the closing OMER stock price on the day of pricing, in a registered direct offering. We received approximately $20.6 million in cash proceeds net of offering expenses.

Note 12—Stock-Based Compensation

Our stock option plans provide for the grant of incentive and non-qualified stock options, restricted stock awards, restricted stock units, and other stock awards to employees, non-employee directors, and consultants.

Stock-based compensation is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In thousands)

Research and development	$915	$1,069	$1,951	$2,083
Selling, general and administrative	1,150	1,699	2,567	3,343
Total stock-based compensation	$2,065	$2,768	$4,518	$5,426

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were applied to all stock option grants:

	Three Months Ended	Six Months Ended
	June 30, 2025	June 30, 2025
Estimated weighted-average fair value	$2.57	$2.61
Weighted-average assumptions:
Expected volatility	101%	101%
Expected life, in years	7.3	7.3
Risk-free interest rate	4.13%	4.13%
Expected dividend yield	—%	—%

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

Stock option activity for all stock plans and related information is as follows:

		Weighted-
		Average		Aggregate
		Exercise	Remaining	Intrinsic
	Options	Price per	Contractual Life	Value
	Outstanding	Share	(In years)	(In thousands)
Balance at December 31, 2024	16,690,882	$8.17
Granted	3,296,700	3.29
Exercised	(26,702)	3.30
Forfeited	(245,766)	14.20
Balance at June 30, 2025	19,715,114	$7.28	6.4	$558
Vested and expected to vest at June 30, 2025	18,974,796	$7.44	6.3	$534
Exercisable at June 30, 2025	12,469,143	$9.63	4.9	$288

On June 30, 2025, annual stock options grants of approximately 3.1 million shares of common stock were awarded to eligible participants for the 2024 annual performance period under the 2017 Omnibus Incentive Compensation Plan.

Of the 19.7 million common stock options outstanding as of June 30, 2025, 16.9 million shares have an exercise price per share above $3.00, which was the closing price of our stock on the Nasdaq exchange on June 30, 2025.

As of June 30, 2025, there were 7.2 million unvested options outstanding that will vest over a weighted-average period of 2.8 years. The total estimated compensation expense yet to be recognized on outstanding options is $16.2 million.

As of June 30, 2025, the total number of shares of common stock available for grant was 3.8 million.

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

Overview

We are a clinical-stage biopharmaceutical company committed to discovering, developing, and commercializing first-in-class small-molecule and protein therapeutics for large-market as well as orphan indications targeting immunologic diseases, including complement-mediated diseases and cancers related to dysfunction of the immune system, as well as addictive and compulsive disorders.

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

The lead product candidate in our pipeline of complement-targeted therapeutics is narsoplimab (OMS721), a proprietary, patented human monoclonal antibody targeting MASP-2, the key activator of the lectin pathway of complement. As previously disclosed, in March 2025, the Company resubmitted to U.S. Food and Drug Administration (“FDA”) the biologics license application (“BLA”) seeking regulatory approval for narsoplimab in hematopoietic stem cell transplant-associated thrombotic microangiopathy (“TA-TMA”). The resubmission was accepted for review by FDA as a class 2 resubmission and, pursuant to the Prescription Drug User Fee Act (“PDUFA”), was assigned an initial target action date for the FDA decision of September 25, 2025. Following the submission of information in response to an information request from FDA, FDA informed us that the PDUFA date will be extended to December 26, 2025. To date, all analyses requested by FDA as part of its review have been consistent with and have provided statistically significant support of narsoplimab’s benefit demonstrated in the analyses submitted as part of the BLA resubmission. In addition, FDA has stated that, assuming no major deficiencies are identified during its review, labeling discussions are planned to begin no later than October 2025.

In June 2025, we submitted a Marketing Authorization Application (“MAA”) for narsoplimab for the treatment of TA-TMA in the European Union. The European Medicines Agency (“EMA”) completed validation of the narsoplimab MAA, which confirms that the submission is accepted and starts the formal review process by EMA’s Committee for Medicinal Products for Human Use. We expect an opinion on the MAA in mid-2026.

As with any BLA or MAA, there can be no guarantee that FDA or the EMA will complete their respective reviews within a given timeframe, or that the Company’s BLA or MAA will ultimately be approved.

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

We began initiating clinical trial sites in our Phase 3 program for zaltenibart in PNH during the first quarter of 2025; however, based on considerations of capital availability and the anticipated ramp up in spending on those trials, we have determined temporarily to pause our Phase 3 clinical development program for zaltenibart in this indication to prioritize the use of our available capital to other programs. We have worked, and will continue to work, with our vendors and investigators to ensure that these studies can be restarted after securing capital and allocating it to the program with as little disruption to the timeline as possible.

PDE7 Inhibitor Programs

Our PDE7 inhibitor program, which we refer to as OMS527, comprises multiple PDE7 inhibitor compounds and is based on our discoveries of previously unknown links between PDE7 and any addiction or compulsive disorder, and between PDE7 and any movement disorders. In April 2023, we were awarded a grant from the National Institute on Drug Abuse (“NIDA”), part of the National Institutes of Health, to develop our lead orally administered PDE7 inhibitor compound for the treatment of cocaine use disorder. NIDA awarded the grant to us for a total of $6.24 million over three years, of which we have claimed and received $1.5 million of funding to date. The grant is intended to support preclinical cocaine interaction/toxicology studies to assess safety of the therapeutic candidate in the presence of concomitant cocaine administration, as well as an in-patient, placebo-controlled clinical study evaluating the safety and effectiveness of OMS527 in adult cocaine users who receive concurrent intravenous cocaine. The preclinical studies, designed by NIDA toxicologists, have been successfully completed with no safety findings and provide drug-interaction safety data in support of the planned in-patient human study of OMS527 in cocaine users. FDA has requested that we provide additional preclinical information prior to initiating the clinical in-patient study in cocaine users, which we are targeting for the first part of 2026.

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

We continue on a limited basis to progress pre-clinical studies within our novel oncology program, including IND-enabling studies in our program to develop novel, proprietary large molecule therapeutics designed to target and kill only dividing cancer cells. Acute myeloid leukemia (“AML”) is the lead indication for development in this program, which we refer to as OncotoX-AML. In preclinical models both in vivo – in immunocompromised mice with human tumors – and in vitro, our potential AML therapeutic has consistently demonstrated superior efficacy to current AML standard of care treatments and has been well-tolerated in preliminary, preclinical tolerability studies. Our OncotoX-AML therapeutic also shows broad potential application across AML regardless of genetic mutation, including TP53, NPM1, KMT2A, and FLT3.

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

2024 Term Loan and Repurchase of 2026 Notes

On June 3, 2024 (the “Closing Date”), we, with certain subsidiaries, as guarantors, entered into the Credit and Guaranty Agreement (the “Credit Agreement”) with Athyrium Capital Management, LP and certain funds managed by Highbridge Capital Management, LLC, as lenders (together with additional lenders from time to time, the “Lenders”) and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent. The Credit Agreement provides for a senior secured term loan facility of $67.1 million (the “Term Loan”), which was fully funded on the Closing Date.

In 2024, we used the $67.1 million Term Loan proceeds, along with $21.7 million of cash on hand to repurchase from the Lenders $118.1 million aggregate principal amount of our existing 5.25% convertible senior notes due on February 15, 2026 (the “2026 Notes”), which resulted in a $51.0 million reduction in our total outstanding debt.

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

The Credit Agreement contains certain customary default provisions, representations and warranties and affirmative and negative covenants, including a covenant for the Credit Parties to maintain at all times unrestricted cash, cash equivalents and short-term investments of at least $25.0 million in accounts subject to control agreements, and a covenant limiting the use of cash for open market or privately negotiated repurchases of any outstanding 2026 Notes.

We are permitted under the Credit Agreement to repurchase additional outstanding 2026 Notes for cash in open market or privately negotiated transactions, subject to certain limitations described above. Additionally, until November 1, 2025, we may at our sole discretion exchange up to $14.9 million aggregate principal amount of outstanding 2026 Notes for cash and additional Term Loan amounts, with the holders of such notes becoming Lenders under the Credit Agreement.

Amounts outstanding under the Term Loan accrues interest at an adjusted term secured overnight financing rate, (“adjusted term SOFR”) (with a 3.00% floor) plus 8.75% per annum, payable quarterly. As of June 30, 2025, the contractual interest rate on the Term Loan was 13.17%. We may choose to pay up to 50% of any quarterly interest payment in kind by adding the portion of such interest payment to the outstanding principal amount of Loans using a quarterly interest rate of adjusted term SOFR (with a 3.00% floor) plus 10.25% per annum. A default interest rate of an additional 3.00% per annum would apply on all outstanding obligations after the occurrence and during the continuance of certain specified events of default.

The Credit Agreement has a scheduled maturity date of June 3, 2028.

We may elect to prepay the Term Loan, in whole or in part, in cash, subject to (i) during the first year amounts are outstanding under the Term Loan, a make-whole premium plus 5.00% of the aggregate principal amount of the Term Loan balance subject to prepayment (unless the prepayment is made in contemplation of a change of control, in which case only the make-whole premium would be payable); (ii) during the second year, a 5.00% prepayment premium; and (iii) during the third year, a 3.00% prepayment premium. The Credit Agreement requires mandatory prepayments of outstanding Term Loans in an amount equal to 60% of the net cash proceeds (excluding research and development and certain other milestone payments) received by the Credit Parties from asset sales and licenses. Mandatory prepayments are also required: (i) from insurance recoveries on loss of property that are not otherwise reinvested in other assets of the Credit Parties; (ii) from indebtedness incurred by any of the Credit Parties other than as permitted by the Credit Agreement; (iii) in the event of a change of control, and (iv) in respect of 25% of the amount of any Milestone Payment received from DRI its affiliates on the basis of net sales of OMIDRIA. See “Note 6 — Debt” in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Convertible Note Exchange and Equitization Transaction

On May 14, 2025, we completed with a limited number of holders of the 2026 Notes the exchange (the “Convertible Note Exchange”) of $70.8 million aggregate principal amount of our 2026 Notes on a one-for-one basis for newly issued convertible senior notes maturing on June 15, 2029 (the “2029 Notes”).

On May 12, 2025, the Company entered into note conversion agreements (each, a “Note Conversion Agreement”) with two affiliated holders of the 2026 Notes to convert $10.0 million aggregate principal amount of 2026 Notes into shares of the Company’s common stock (the “Equitization Transaction”). Under the terms of the Note Conversion Agreements, the holders agreed to convert the equitized principal amount of the 2026 Notes in three tranches for a number of shares of common stock to be determined based in part on the closing price of the Company’s common stock on May 9, 2025 and in part based on the 20-day volume-weighted average price applicable to each tranche conversion date, subject to a floor conversion price. As of the date of this report, $10.0 million aggregate principal amount of 2026 Notes have been converted and retired and we have issued an aggregate of 2,535,875 shares of common stock. The Note Conversion Agreements provide that the final settlement for the third tranche of notes will occur no later than September 15, 2025.

The aggregate principal balance of our 2026 Notes was reduced from $97.9 million to $17.1 million as a result of the Convertible Note Exchange and Equitization Transaction. No new cash was received as a result of these transactions. As a result of the reduced principal balance of the 2026 Notes, the Company will no longer be required to make a $20.0 million prepayment of the Term Loan outstanding under the Credit Agreement which otherwise would have been required to be paid in November 2025 to avoid accelerated maturity of the entire Term Loan balance.

We retain all potential future value of up to $92.6 million of the capped call purchased in connection with the issuance of the 2026 Notes covering all shares underlying the aggregate principal amount of 2026 Notes issued originally.

See “Note 1 — Organization and Basis of Presentation” and “Note 6 — Debt” in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Financial Summary

As of June 30, 2025, we had cash, cash equivalents and short-term investments of $28.7 million available to fund operations and to service debt. For the six months ended June 30, 2025, our cash used in operations was $57.8 million and included a net loss for the six months ended June 30, 2025 of $58.9 million. On July 28, 2025, we received approximately $20.6 million in cash proceeds net offering expenses from funds managed by Polar Asset Management Partners (collectively, “Polar”) in exchange for 5,365,853 shares of our common stock sold in a registered direct offering at a price of $4.10 per share, representing a 14 percent premium to the closing price of our common stock on the day of pricing.

See “Note 1 — Organization and Basis of Presentation, Liquidity and Capital Resources” in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

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

On December 23, 2021, we closed on an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Rayner Surgical Inc. (“Rayner”) for the sale of our commercial product OMIDRIA which we recorded as an OMIDRIA contract asset on our condensed consolidated balance sheet. The results of OMIDRIA activities, which includes royalties earned and the effect of any remeasurement adjustments, are classified as discontinued operations in our condensed consolidated statements of operations and comprehensive loss. We currently earn royalties from Rayner on all U.S. based sales through December 31, 2031 at a royalty rate of 30%. Our royalty rate would be reduced to 10% upon the occurrence of certain events described in the Asset Purchase Agreement, including during any specific period in which OMIDRIA is no longer eligible for separate payment (i.e., becomes included in the packaged payment rate for the surgical procedure) under Medicare Part B, or in certain circumstances involving entry of generic competition for OMIDRIA. We continue to earn royalties until the expiration or termination of the last issued and unexpired U.S. patent, which we expect to occur no earlier than 2035. Pursuant to legislation enacted in late 2022, we also expect separate payment for OMIDRIA under Medicare Part B to extend until at least January 1, 2028.

We have sold to DRI Healthcare Acquisition LP (“DRI”) our future U.S. based OMIDRIA royalty receipts through December 31, 2031 which we record as an OMIDRIA royalty obligation on our condensed consolidated balance sheet. All U.S. based royalties through December 31, 2031 are remitted by Rayner to an escrow account established by Omeros, from which payments are made to DRI. We retain the rights to receive all ex-U.S. royalties through December 31, 2031 and royalties on global net sales of OMIDRIA after this date, including royalties on U.S. OMIDRIA net sales. Interest expense on the OMIDRIA royalty obligation is recorded as a component of continuing operations.

For further details, see “Note 2 – Significant Accounting Policies, Discontinued Operations and OMIDRIA Royalty Obligations,” and “Note 8 — OMIDRIA Royalty Obligation” in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

The following table illustrates our expenses associated with these activities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In thousands)
Research and development expenses:
Direct external expenses:
Clinical research and development:
MASP-3 program - OMS906 (zaltenibart)	$5,324	$8,173	$12,355	$13,426
MASP-2 program - OMS721 (narsoplimab)	3,424	22,003	6,055	28,688
PDE7 program - (NIDA)	535	—	535	—
MASP-2 program - OMS1029 and other	32	1,198	395	2,324
Total clinical research and development	9,315	31,374	19,340	44,438
Preclinical research and development	978	1,789	2,361	3,369
Total direct external expenses	10,293	33,163	21,701	47,807
Internal overhead and other expenses	10,801	11,117	22,203	22,229
Stock-based compensation expenses	915	1,069	1,951	2,083
Total research and development expenses	$22,009	$45,349	$45,855	$72,119

For the three months ended June 30, 2025, clinical research and development expenses decreased $22.1 million primarily due to reduced manufacturing expenses of OMS906 by $3.8 million as compared to the prior year quarter and the inclusion in the prior year quarter of $17.6 million related to the release of narsoplimab drug substance batches.

For the six months ended June 30, 2025, clinical research and development expenses decreased $25.1 million primarily due to a $4.7 million reduction in manufacturing expenses associated with our zaltenibart program, a $4.9 million reduction in costs associated with our terminated Phase 3 program evaluating narsoplimab for treatment for immunoglobulin-A nephropathy and the inclusion in the prior year period of $17.6 million of expenses upon delivery of narsoplimab drug substance batches. These decreases were partially offset by increases in clinical trial costs incurred in connection with our zaltenibart development programs in the current year period.

We expect research and development expenses in the third quarter of 2025 to be lower than those in the second quarter of this year due to the pause in our two Phase 3 clinical trials for zaltenibart and reductions in development activities across certain other programs.

At this time, we are unable to estimate with certainty the longer-term costs we will incur in the continued development of our product candidates due to the inherently unpredictable nature of our preclinical and clinical development activities. Clinical development timelines, the probability of success, and development costs can differ materially as new data become available and as expectations change. Our future research and development expenses will depend, in part, on the preclinical or clinical success of each product candidate as well as ongoing assessments of each program’s commercial potential. In addition, we cannot forecast with precision which product candidates, if any, may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

We are required to expend substantial resources in the development of our product candidates due to the lengthy process of completing clinical trials and seeking regulatory approval. Any failure or delay in completing clinical trials, or in obtaining regulatory approvals, could delay our generation of product revenue and increase our research and development expenses.

Selling, General and Administrative Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In thousands)
Selling, general and administrative expenses:
Selling, general and administrative expenses, excluding stock-based compensation expense	$9,195	$12,109	$18,901	$22,729
Stock-based compensation expense	1,150	1,699	2,567	3,343
Total selling, general and administrative expenses	$10,345	$13,808	$21,468	$26,072

Total selling, general and administrative expenses, excluding stock-based compensation, decreased by $2.9 million and $3.8 million, respectively, for the three and six months ended June 30, 2025, compared to the same periods in the prior year. These decreases were primarily due to capitalizing $2.8 million of debt issuance costs as a contra liability under our 2029 Notes related to our Convertible Note Exchange, which occurred in May 2025. In addition, there were further decreases due to reduced consulting expenses in the current quarter as well as recognition of state tax expense in the prior year period.

We expect selling, general and administrative expenses in the third quarter of 2025 to be comparable to those in the second quarter of this year.

Interest Expense

Interest expense, net of premiums, discounts, issuance costs and remeasurement adjustments is shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In thousands)
OMIDRIA royalty obligation
Pass through interest remitted to administrative agent	$5,069	$5,701	$10,286	$9,646
Non-cash remeasurement adjustment	(8,506)	728	(11,878)	1,806
Interest (income)/expense on OMIDRIA royalty obligation	(3,437)	6,429	(1,592)	11,452

2026 Notes
Contractual interest expense	790	2,369	2,074	5,203
Amortization of debt discount and issuance costs	92	261	240	569
Interest expense on 2026 Notes	882	2,630	2,314	5,772

Term Loan
Contractual interest expense	2,231	714	4,464	714
Amortization of debt premium and issuance costs	(1,306)	(599)	(3,214)	(599)
Interest expense on Term Loan	925	115	1,250	115

2029 Notes
Contractual interest expense	859	—	859	—
Amortization of debt discount and issuance costs	748	—	748	—
Interest expense on 2029 Notes	1,607	—	1,607	—

Finance leases and other	38	41	90	107

Total interest expense	$15	$9,215	$3,669	$17,446

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

Contractual interest expense is comprised of cash interest paid during the year and the net change in accrued interest. Amortization of debt discounts, premiums, and issuance costs are reflected as non-cash interest expense. Debt discounts on the 2026 Notes and 2029 Notes are accretive whereas the premium on the Term Loan is deducted from contractual interest expense.

For the three months ended June 30, 2025, interest expense decreased $9.2 million compared to the same period in 2024. The decrease primarily relates to $9.2 million of non-cash remeasurement costs on our OMIDRIA royalty obligation to reflect the change in the future expected OMIDRIA cash flows from Rayner and a $1.7 million net decrease in interest expense on our 2026 Notes. The decrease in 2026 Notes interest expense relates to the $118.1 million aggregate principal amount of the 2026 Notes we repurchased in June 2024, the exchange of $70.8 million aggregate principal amount of 2026 Notes for 2029 Notes in May 2025 and cancellation of $3.3 million aggregate principal amount of 2026 Notes upon delivery of shares in June 2025 for the first tranche of the Equitization Transaction. These decreases were partially offset by a $2.4 million increase in net interest due to incurring a full quarter of interest expense on the Term Loan and due to incurring interest on the 2029 Notes issued in May 2025.

For the six months ended June 30, 2025, interest expense decreased $13.8 million compared to the same period in 2024. This decrease was primarily due to non-cash remeasurement costs of our OMIDRIA royalty obligation to reflect the change in the future expected OMIDRIA cash flows from Rayner of $13.7 million and decreased contractual interest expense on our 2026 Notes of $3.1 million due to the overall $192.2 million reduction in principal as a result of the repurchase of notes in June 2024 and the exchange of 2026 Notes for 2029 Notes in May 2025. These expenses were partially offset by increases in interest expense on the Term Loan as we incurred a full six months of interest expense compared to the prior year period and due to incurring new interest on the 2029 Notes issued in May 2025.

For further information see “Note 6 — Debt” and “Note 8 – OMIDRIA Royalty Obligation” in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

We expect that interest expense for the third quarter of 2025 will be higher compared to the second quarter, under the assumption that there is no remeasurement adjustment to the OMIDRIA contract royalty obligation.

Interest and Other Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In thousands)
Interest and other income	$1,241	$3,247	$2,363	$6,662

Interest and other income decreased $2.0 million and $4.3 million, respectively, for the three and six months ended June 30, 2025 as compared to the same periods in 2024 primarily due to holding a lower average cash and investment balance than in the prior year period.

We expect interest and other income for the third quarter of 2025 to be comparable to the second quarter of this year.

Loss on early extinguishment of 2026 convertible senior notes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In thousands)
Loss on early extinguishment of 2026 convertible senior notes	$(2,968)	$—	$(2,968)	$—

In May 2025, we exchanged $70.8 million of 2026 Notes for 2029 Notes and entered into agreements to equitize $10.0 million of 2026 Notes, realizing a $3.0 million non-cash loss on extinguishment. The extinguishment reflects marking-to-market the 2029 Notes and the expensing of capitalized debt issuance costs on the retired portion of the 2026 Notes.

Gain on change in fair value of financial instruments

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In thousands)
Gain on change in fair value of financial instruments	$8,207	$—	$8,142	$—

Prior to June 30, 2025, net embedded derivative assets and liabilities were not significant. The issuance of our 2029 Notes resulted in an initial $23.0 million embedded derivative which we recorded when the transaction closed on May 14, 2025. As of June 30, 2025, we remeasured the derivative to fair value. The gain on change in fair value of financial instruments primarily reflects an $8.0 million remeasurement of the 2029 Notes embedded derivative.

Discontinued operations and the OMIDRIA contract royalty asset

Net income from OMIDRIA discontinued operations, net of tax is shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In thousands)
Interest earned on OMIDRIA contract royalty asset	$3,886	$4,271	$7,839	$8,614
Remeasurement adjustments	(3,149)	4,314	(2,981)	6,653
Other income (loss), net	(266)	499	(281)	483
Ex-US royalties	(6)	—	(6)	—
Net income from discontinued operations, net of tax	$465	$9,084	$4,571	$15,750

Net income from discontinued operations decreased $8.6 million and $11.2 million, respectively, for the three and six months ended June 30, 2025 due to remeasurement of the OMIDRIA contract royalty asset. The decrease was primarily attributable to a remeasurement of our OMIDRIA contract royalty asset to reflect lower forecasted sales of OMIDRIA.

The following schedule presents a roll forward of the OMIDRIA contract royalty asset (in thousands):

OMIDRIA contract royalty asset at December 31, 2024	$153,349
Royalties earned	(15,251)
Interest earned on OMIDRIA contract royalty asset	7,839
Remeasurement adjustments	(2,981)
OMIDRIA contract royalty asset at June 30, 2025	$142,956

Financial Condition – Liquidity and Capital Resources

As of June 30, 2025, we had cash, cash equivalents, and short-term investments of $28.7 million. For the six months ended June 30, 2025, our cash provided by operations was $57.8 million and included a net loss for the period of $58.9 million.

Pursuant to a covenant in the Credit Agreement entered into on June 3, 2024, we must maintain $25.0 million of unrestricted cash, cash equivalents and short-term investments at all times. We have maintained a balance of unrestricted cash, cash equivalents, and short-term investments greater than $25.0 million and at no time during the quarter or through the date of issuance of these condensed consolidated financial statements have we been in violation of any of our debt covenants.

In recent years, Omeros has incurred net losses from continuing operations and negative cash flows from operations.

On May 12, 2025, we entered into the Equitization Transaction, and on May 14, 2025, we completed the Convertible Note Exchange. (See “Note 1 — Organization and Basis of Presentation” and “Note 6 — Debt” in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for further details.)

On July 28, 2025, we issued and sold to Polar 5,365,853 shares of our common stock sold in a registered direct offering at a price of $4.10 per share, representing a 14 percent premium to the closing price of our common stock on the day of pricing. We received approximately $20.6 million in cash proceeds net of offering expenses.

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

We are in discussions regarding potential asset acquisition and/or licensing agreements in connection with certain of our clinical assets. The most advanced of these discussions relates to an agreement with a potential multi-billion total transaction value exclusive of royalties. Upon closing this transaction, we would expect to receive an upfront payment that would (1) provide for the repayment in full of our Term Loan, as well as related prepayment premiums, (2) allow for repayment at or prior to maturity of our outstanding 2026 Notes, and (3) provide sufficient additional capital for more than 12 months of post-closing operations. We would expect this transaction also would include near- and longer-term milestones that could provide substantial additional capital and, if regulatory approval is obtained, sales-based milestones and royalties with respect to commercial sales. We can provide no assurance that any transaction will be consummated on favorable terms or at all.

Further, we have a sales agreement pursuant to an at-the-market (“ATM”) equity offering facility through which we may, from time to time, offer and sell shares of our common stock equaling an aggregate amount of up to $150.0 million. During the six months ended June 30, 2025, we received $6.4 million of net proceeds from the sale of our common stock through the ATM facility and have received $2.1 million subsequent to June 30, 2025.

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

The conditions described above, including the need to raise additional capital, when evaluated in accordance with the relevant accounting literature, raise substantial doubt with respect to our ability to meet our obligations through one year from the issuance of the Company’s condensed consolidated financial statements. Our ability to continue as a going concern will require us to generate positive cash flow from operations, obtain additional financing, enter into strategic alliances, and/or sell assets, and this determination is made without considering any such potential future activities. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to our ability to continue as a going concern.

Cash Flow Data

	Six Months Ended
	June 30,
	2025	2024
	(In thousands)
Selected cash flow data
Cash provided by (used in):
Operating activities	$(57,779)	$(87,765)
Investing activities	$59,838	$11,225
Financing activities	$(3,555)	$71,555

Operating Activities. Net cash used in operating activities for the six months ended June 30, 2025 decreased by $30.0 million as compared to the same period in 2024, driven primarily by a $34.3 million decrease in net loss and a $9.2 million increase in accounts payable, partially offset by $13.8 million of non-cash items, which is primarily comprised of pass-through royalties from Rayner and a gain on change in fair value of financial instruments.

Investing Activities. Cash flows provided by investing activities primarily reflects cash used to purchase short-term investments and proceeds from the sale of those investments. This frequently causes a shift between our cash, cash equivalents, and short-term investment balances. As we manage our usage with respect to total cash, cash equivalents, and short-term investments, we do not consider fluctuations in cash flows from investing activities to be important to the understanding of our liquidity and capital resources.

Net cash provided by investing activities during the six months ended June 30, 2025 increased by $46.8 million reflecting the timing of purchase of investments from proceeds received on maturities and sales.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2025 decreased by $75.1 million primarily due to prior year activities related to (i) receiving $115.5 million in cash from DRI related to the sale of expanded OMIDRIA royalties in February 2024, (ii) repurchasing certain of our outstanding 2026 Notes for $27.5 million in cash, (iii) repurchasing $11.9 million in common stock and (iv) payments to DRI of $3.4 million in royalties. These prior year activities were partially offset by current year payments of $2.8 million related to debt issuance costs pertaining to the Convertible Note Exchange.

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

Operating Leases

Our lease for our office and laboratory space ends in November 2027. We have two options to extend the lease term by five years each. In addition, we carry various finance lease obligations for laboratory and office equipment. As of June 30, 2025, the remaining aggregate non-cancelable rent payable under the initial term of the lease, excluding common area maintenance and related operating expenses, is $16.8 million.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have not been any material changes in our critical accounting policies and significant judgments and estimates as disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 31, 2025 except as what we have disclosed in the notes to our financial statements regarding embedded derivatives. For further details see “Note 2 — Significant Accounting Policies” in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily confined to our investment securities, debt instruments and embedded derivatives.

Cash, Cash Equivalents and Short-Term Investments

The primary objective of our investment activities is to preserve our capital to fund operations, and we do not enter into financial instruments for trading or speculative purposes. We also seek to maximize income from our investments without assuming significant risk. As of June 30, 2025, we had cash, cash equivalents, and short-term investments of $28.7 million. In accordance with our investment policy, we invest funds in high credit quality securities such as money market funds, certificates of deposit and U.S. treasury bills to limit credit risk. The money market funds in our investment portfolio are not leveraged and are classified as available-for-sale. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a materially negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates and, with our current portfolio of short-term investments, we are not exposed to potential loss due to changes in interest rates.

Convertible Notes, Term Debt and Embedded Derivatives

As of June 30, 2025 and December 31, 2024, we had total fixed-rate borrowings from our 2026 Notes and 2029 Notes of $87.9 million and $97.9 million, respectively. We record all of our fixed-rate borrowings at amortized cost and, therefore, do not experience any risk for changes in interest rates. However, we include embedded derivatives along with our debt in our reporting of our 2029 Notes in our condensed consolidated balance sheet. The derivatives on our 2029 Notes are marked to fair value every reporting period. The fair value inputs to the derivative valuation include stock price, unsecuritized discount rate, risk-free rate, volatility, and term. Consequently, we may incur gains and losses on the derivative as changes occur in any of these inputs at each reporting period. For further details see “Note 4 — Fair Value Measurements” and “Note 6 — Debt” in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

As of each of June 30, 2025 and December 31, 2024, our term debt borrowings were $67.1 million. We record our term debt at amortized cost. However, interest is calculated based on adjusted SOFR, subject to a 3.00% floor, plus 8.75% per annum. Therefore, we experience exposure to any adjustments in the adjusted SOFR. Our term debt includes embedded derivatives that do not have a significant impact to our financial statements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2025. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)   None.

(b)   None.

(c) During the three months ended June 30, 2025, none of our directors or Section 16 reporting officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number	Description

4.1

Second Supplemental Indenture, dated as of May 14, 2025, between the Company and Computershare Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K/A filed May 16, 2025).

4.2	Form of 9.50% Convertible Senior Notes due 2029 (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed May 15, 2025).
10.1

Form of Exchange Agreement, dated as of May 12, 2025, among the Company and the investors named therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed May 15, 2025).

10.2*

Form of Note Conversion Agreement, dated as of May 12, 2025, among the Company and the holders named therein (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed May 15, 2025).

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

* Certain identified information has been excluded from the exhibit because it both is not material and would be competitively harmful if publicly disclosed.

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

OMEROS CORPORATION

Dated: August 14, 2025	/s/ Gregory A. Demopulos
Gregory A. Demopulos, M.D.
President, Chief Executive Officer and Chairman of the Board of Directors

Dated: August 14, 2025	/s/ David J. Borges
David J. Borges
Vice President, Finance, Chief Accounting Officer and Treasurer