Form 10-Q
period 2025-09-30
OMEROS CORP
filed 2025-11-13
CIK 1285819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 12, 2025, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 70,900,459.

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

●     our expectations regarding the closing of the transactions contemplated by the Asset Purchase and License Agreement, by and between Omeros Corporation and Novo Nordisk Health Care AG (the “APLA”);

●     our expectations regarding amounts potentially payable to us under the APLA;

●     our expectations regarding plans for development of zaltenibart and other products under the APLA;

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

OMEROS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED September 30, 2025

INDEX

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMEROS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$2,395	$3,400
Short-term investments	33,690	86,732
OMIDRIA contract royalty asset	25,052	29,083
Receivables	6,908	7,739
Prepaid expense and other assets	3,760	7,166
Total current assets	71,805	134,120
OMIDRIA contract royalty asset, non-current	99,031	124,266
Right of use assets	11,807	14,961
Property and equipment, net	2,009	2,678
Restricted investments	1,054	1,054
Total assets	$185,706	$277,079

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$12,499	$5,905
Accrued expenses	25,745	26,005
OMIDRIA royalty obligation	19,301	20,645
Convertible senior notes, net	17,036	—
Term debt	—	21,000
Lease liabilities	6,175	5,971
Total current liabilities	80,756	79,526
OMIDRIA royalty obligation, non-current	152,529	195,612
Convertible senior notes, non-current, net	72,075	97,178
Term debt, non-current, net	87,480	69,405
Lease liabilities, non-current	8,843	13,466
Other accrued liabilities, non-current	4,501	4,501
Commitments and contingencies (Note 10)
Shareholders’ deficit:
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized; none issued and outstanding at September 30, 2025 and December 31, 2024.	—	—
Common stock, par value $0.01 per share, 150,000,000 shares authorized at September 30, 2025 and December 31, 2024; 70,073,622 and 58,044,465 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively.	700	580
Additional paid-in capital	778,968	727,156
Accumulated deficit	(1,000,146)	(910,345)
Total shareholders’ deficit	(220,478)	(182,609)
Total liabilities and shareholders’ deficit	$185,706	$277,079

See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Costs and expenses:
Research and development	$15,995	$24,084	$61,850	$96,203
Selling, general and administrative	10,397	11,323	31,865	37,395
Total costs and expenses	26,392	35,407	93,715	133,598
Loss from operations	(26,392)	(35,407)	(93,715)	(133,598)
Interest expense, net of remeasurement adjustments and other	13,355	(4,052)	9,686	(21,498)
Interest and other income	616	2,346	2,979	9,008
Loss on early extinguishment of 2026 Notes	—	—	(2,968)	—
Net loss on change in fair value of financial instruments	(8,822)	—	(680)	—
Net loss from continuing operations	(21,243)	(37,113)	(84,698)	(146,088)
Net income (loss) from discontinued operations, net of tax	(9,674)	4,881	(5,103)	20,631
Net loss	$(30,917)	$(32,232)	$(89,801)	$(125,457)

Basic net income (loss) per share:
Net loss from continuing operations	$(0.32)	$(0.64)	$(1.39)	$(2.51)
Net income (loss) from discontinued operations	(0.15)	0.08	(0.08)	0.36
Net loss	$(0.47)	$(0.56)	$(1.47)	$(2.15)

Weighted-average shares used to compute basic net income (loss) per share	66,263,992	57,948,093	61,049,886	58,232,007

See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2025	58,044,465	$580	$727,156	$(910,345)	$(182,609)
Issuance of common stock upon exercise of stock options	19,436	—	63	—	63
Stock-based compensation expense	—	—	2,453	—	2,453
Net loss	—	—	—	(33,460)	(33,460)
Balance at March 31, 2025	58,063,901	580	729,672	(943,805)	(213,553)
Issuance of common stock - at-the-market equity offering facility, net	1,411,845	13	6,274	—	6,287
Issuance of common stock - 2026 Notes equitization	539,320	6	1,909	—	1,915
Issuance of common stock upon exercise of stock options	7,266	—	25	—	25
Stock-based compensation expense	—	—	2,065	—	2,065
Net loss	—	—	—	(25,424)	(25,424)
Balance at June 30, 2025	60,022,332	599	739,945	(969,229)	(228,685)
Issuance of common stock - registered direct offering	5,365,853	54	20,273	—	20,327
Issuance of common stock - at-the-market equity offering facility, net	2,327,209	23	8,980	—	9,003
Issuance of common stock - 2026 Notes equitization	2,280,546	24	7,604	—	7,628
Issuance of common stock upon exercise of stock options	77,682	1	224	—	225
Stock-based compensation expense	—	—	1,941	—	1,941
Net loss	—	—	—	(30,917)	(30,917)
Balance at September 30, 2025	70,073,622	$701	$778,967	$(1,000,146)	$(220,478)

Balance at January 1, 2024	61,128,597	$611	$727,936	$(753,530)	$(24,983)
Issuance of common stock upon exercise of stock options	9,339	—	32	—	32
Repurchases of common stock	(3,195,241)	(32)	(11,819)	—	(11,851)
Stock-based compensation expense	—	—	2,658	—	2,658
Net loss	—	—	—	(37,184)	(37,184)
Balance at March 31, 2024	57,942,695	579	718,807	(790,714)	(71,328)
Issuance of common stock upon exercise of stock options	1,464	—	3	—	3
Stock-based compensation expense	—	—	2,768	—	2,768
Net loss	—	—	—	(56,041)	(56,041)
Balance at June 30, 2024	57,944,159	579	721,578	(846,755)	(124,598)
Issuance of common stock upon exercise of stock options	5,601	—	17	—	17
Stock-based compensation expense	—	—	2,641	—	2,641
Net loss	—	—	—	(32,232)	(32,232)
Balance at September 30, 2024	57,949,760	$579	$724,236	$(878,987)	$(154,172)

See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net loss	$(89,801)	$(125,457)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,459	8,067
Loss on early extinguishment of 2026 Notes	2,968	—
Amortization of discount and issuance costs on convertible notes	2,466	713
Remeasurement on fair value of financial instruments	680	—
Depreciation and amortization	729	649
Remeasurement on OMIDRIA royalty obligation	(34,171)	(1,553)
Non-cash interest on OMIDRIA contract royalty asset	(11,521)	(12,824)
Remeasurement of OMIDRIA contract royalty asset	16,383	(7,384)
Amortization of premium and issuance costs on term debt	(4,727)	488
Accretion on U.S. government treasury bills, net	—	(4,295)
Changes in operating assets and liabilities:
OMIDRIA contract royalty asset	24,404	29,586
Prepaid expenses and other	2,713	1,702
Receivables	831	1,790
Accounts payable and accrued expense	6,335	(11,305)
Net cash used in operating activities	(76,252)	(119,823)
Investing activities:
Proceeds from the sale and maturities of investments	71,500	969,221
Purchases of investments	(18,458)	(921,819)
Purchases of property and equipment	(65)	(139)
Net cash provided by investing activities	52,977	47,263
Financing activities:
Proceeds from registered direct offering, net	20,327	—
Proceeds from issuance of common stock from the ATM facility, net	15,292	—
Proceeds upon exercise of stock options	313	52
Principal payments on OMIDRIA royalty obligation	(10,256)	(15,125)
Payment of debt issuance costs related to 2029 Notes	(2,837)	—
Payments on finance lease obligations	(569)	(446)
Proceeds from sale of future royalties	—	115,525
Cash paid to repurchase 2026 convertible senior notes	—	(21,179)
Repurchases of common stock	—	(11,851)
Net cash provided by financing activities	22,270	66,976
Net decrease in cash and cash equivalents	(1,005)	(5,584)
Cash and cash equivalents at beginning of period	3,400	7,105
Cash and cash equivalents at end of period	$2,395	$1,521

Supplemental cash flow information
Exchange of 2026 Notes for 2029 Notes	$70,785	$—
Exchange of 2026 Notes for common stock	10,000	—
Cash paid for interest	26,745	28,122
Cash paid (received) for income taxes, net	182	(109)
Equipment acquired under finance lease	—	509

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

Our clinical-stage development programs include: zaltenibart, also known as OMS906, our antibody targeting mannan-binding lectin-associated serine protease-3 (“MASP-3”), the key activator of the alternative pathway of complement; narsoplimab, our antibody targeting mannan-binding lectin-associated serine protease 2 (“MASP-2”), the effector enzyme of the lectin pathway of complement; OMS1029, our long-acting antibody targeting MASP-2; and OMS527, our phosphodiesterase 7 (“PDE7”) inhibitor program.

On October 10, 2025, we entered into an APLA with Novo Nordisk Health Care AG (“Novo Nordisk”), pursuant to which Novo Nordisk will receive exclusive global rights in all indications to develop and commercialize zaltenibart and certain related monoclonal antibodies and antigen-binding fragments (collectively, the “Compounds”), and related pharmaceutical products (“Products”) upon the Closing as defined below. Under the APLA, we agreed to sell and transfer, and Novo Nordisk agreed to purchase and assume, certain assets and liabilities related to the Compounds and Products, and the parties agreed to grant and receive certain intellectual property licenses, as further described below (the “Transaction”). Subject to the satisfaction or waiver of the closing conditions contained in the APLA, the Transaction is expected to close in the fourth quarter of 2025.

Pursuant to the terms and subject to the conditions of the APLA, we are eligible to receive $340.0 million in upfront and near-term milestone payments, of which $240.0 million is to be received by us at the closing of the Transaction (the “Closing”). Beyond the $340.0 million, we can receive (i) an additional $410.0 million in one-time milestone payments upon the first achievement by Novo Nordisk or its affiliates or sublicensees of each of the development and approval milestone events as set forth in the APLA and (ii) up to $1.3 billion in one-time milestone payments upon the first achievement by Novo Nordisk or its affiliates or sublicensees of certain sales-based milestone events as set forth in the APLA. We are also eligible under the APLA to receive tiered royalties on annual net sales of Products at percentage rates ranging from high single digit to high teens, subject to reduction in certain circumstances, as set forth in the APLA.

The Closing is subject to the satisfaction or waiver of certain customary closing conditions, including (i) the absence of any law, order, or governmental proceeding that prohibits or makes illegal the consummation of the Transaction, (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the accuracy of each party’s representations and warranties contained in the APLA (subject to customary materiality and other qualifiers), (iv) each party’s performance and compliance with its covenants contained in the APLA, (v) the absence of a material adverse effect, and (vi) delivery of certain closing deliverables.

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

We began initiating clinical trial sites in our Phase 3 program for zaltenibart in PNH during the first quarter of 2025; however, based on considerations of capital availability and the anticipated ramp up in spending on those trials, we have determined temporarily to pause our Phase 3 clinical development program for zaltenibart in this indication in order to prioritize the use of our available capital to other programs. Our ongoing and planned clinical programs for zaltenibart will be transitioned to Novo Nordisk following the closing of the Transaction throughout which we will provide certain transition services to Novo Nordisk.

Our pipeline of clinical-stage complement-targeted therapeutic candidates also includes narsoplimab in TA-TMA, which, upon approval, will be marketed as YARTEMLEA. We successfully completed a pivotal clinical trial for narsoplimab in TA-TMA and previously submitted to FDA a BLA seeking marketing approval for narsoplimab in this indication. In October 2021, FDA issued a complete response letter (“CRL”) with respect to the original BLA and indicated that additional information would be needed to support regulatory approval. We appealed FDA’s decision to issue the CRL through a formal dispute resolution process that concluded in late 2022. Although our appeal was denied, the decision identified potential paths for resubmission of the BLA, including paths based on comparison of survival data from the completed pivotal trial to a historical control group. Based on the recommendations included in the appeal decision and on subsequent interactions with FDA’s review division, we developed a statistical analysis plan to assess data from our pivotal clinical trial, existing data from a historical control population available from an external source, and data from the narsoplimab expanded access program.

In March 2025, we resubmitted to FDA the BLA seeking regulatory approval for narsoplimab in TA-TMA. The resubmission was accepted for review by FDA as a class 2 resubmission and, pursuant to the Prescription Drug User Fee Act (“PDUFA”), was assigned a target action date for the FDA decision of September 25, 2025. Following the submission of information in response to an information request from FDA, FDA informed us that the PDUFA date has been extended to December 26, 2025. We expect that FDA will meet this PDUFA date. All analyses requested by FDA as part of its review have been consistent with and have provided statistically significant support of narsoplimab’s benefit demonstrated in the analyses submitted as part of the BLA resubmission.

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

Our PDE7 inhibitor program, which we refer to as OMS527, comprises multiple PDE7 inhibitor compounds and is based on our discoveries of previously unknown links between PDE7 and any addiction or compulsive disorder, and between PDE7 and any movement disorders. In April 2023, we were awarded a grant from the National Institute on Drug Abuse (“NIDA”), part of the National Institutes of Health, to develop, at NIDA’s request, our lead orally administered PDE7 inhibitor compound for the treatment of cocaine use disorder. NIDA awarded the grant to us for a total of $6.2 million over three years, of which we expensed $2.1 million and have claimed and received $1.6 million of funding to date. The grant is intended to support preclinical cocaine interaction/toxicology studies to assess safety of the therapeutic candidate in the presence of concomitant cocaine administration, as well as an in-patient, placebo-controlled clinical study evaluating the safety and efficacy of OMS527 in adult cocaine users who receive concurrent intravenous cocaine. The preclinical studies, designed with NIDA toxicologists, have been successfully completed with no safety findings and provide drug-interaction safety data in support of the planned in-patient human study of OMS527 in cocaine users. FDA has requested that we provide additional preclinical information prior to initiating the clinical in-patient study in cocaine users, which we are targeting for the second half of 2026.

We also have various programs in preclinical research and development.

Liquidity and Capital Resources

As of September 30, 2025, we had cash, cash equivalents, and short-term investments of $36.1 million. For the nine months ended September 30, 2025, our cash used in operations was $76.3 million and included a net loss for the nine months ended September 30, 2025 of $89.8 million.

Pursuant to a covenant under that certain Credit and Guarantee Agreement, dated June 3, 2024 (the “Credit Agreement”), among the Company, the various lenders party thereto, and Wilmington Savings Fund Society, FSB, as Administrative Agent and Collateral Agent, we must maintain $25.0 million of unrestricted cash, cash equivalents and short-term investments at all times. We have maintained a balance of unrestricted cash, cash equivalents, and short-term investments greater than $25.0 million and at no time during the nine months ended September 30, 2025 or through the date of issuance of these condensed consolidated financial statements have we been in violation of any of our debt covenants.

In recent years, Omeros has incurred net losses from continuing operations and negative cash flows from operations.

The conditions described above, exclusive of any potential future activities, including the anticipated closing of the Transaction with Novo Nordisk or receipt of any related potential milestone payments and/or near-term regulatory approval of narsoplimab, raise substantial doubt with respect to our ability to meet our obligations through one year from the issuance of the Company’s condensed consolidated financial statements. Our ability to continue as a going concern will require us to do one or several of the following: generate positive cash flow from operations, enter into strategic alliances, obtain additional financing, and/or sell assets.

The Transaction with Novo Nordisk is expected to close in the fourth quarter of 2025 and would provide us with $240.0 million in upfront cash.  A portion of the $240.0 million upfront payment would be applied to the repayment of all outstanding obligations under the Credit Agreement. The repayment would relate to the $67.1 million outstanding term debt (the “Term Loan”) under the Credit Agreement, along with related prepayment premiums, expenses and accrued and unpaid interest. Repayment of our obligations under the Credit Agreement would result in the release in full of all liens and covenants thereunder including the covenant requiring us to maintain a minimum of $25.0 million in unrestricted cash, cash equivalents and short-term investments at all times. (See “Note 6 — Debt” for further details).

On July 28, 2025, we issued and sold 5,365,853 shares of our common stock in a registered direct offering to entities managed by Polar Asset Management Partners (collectively, “Polar”) at a price of $4.10 per share, representing a 14% premium to the closing price of our common stock on the date of the definitive agreement for the purchase of shares. We received $20.3 million in cash proceeds net of offering expenses.

Further, we have a sales agreement pursuant to an at-the-market (“ATM”) equity offering facility through which we may, from time to time, offer and sell shares of our common stock for proceeds of up to an aggregate amount of $150.0 million. During the three and nine months ended September 30, 2025, we received $9.0 million and $15.3 million, respectively, of net proceeds from the sale of our common stock through the ATM facility and have received $3.6 million subsequent to September 30, 2025. (See “Note 11 – Stockholders Deficit”).

If the ATM facility is needed but inaccessible, we are not able to close the Transaction, or we are not able to obtain debt and/or royalty-related financing and/or partnering funding in connection with a near-term regulatory approval of narsoplimab, it would have a significant negative impact on our financial condition. For purposes of determining available capital resources, any future royalty and/or milestone receipts are excluded. We have taken steps to manage our operating expenses and reduce our projected cash requirements by delaying clinical trials and reducing selected research and development efforts. Should it be necessary, we may determine to further reduce or delay these or other aspects of our operations and/or implement restructuring activities. Should the need arise to raise further capital for our operations, we may pursue public and private offerings of our equity securities, future royalty sales, or other strategic transactions, which may include licensing or selling a portion or all of one or more of our existing technologies.

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

Note 2—Significant Accounting Policies

Segment Reporting

We operate in one business segment focusing on the research, discovery, development, and commercialization of small-molecule and protein therapeutics targeting immunologic diseases, including complement-mediated diseases and cancers related to dysfunction of the immune system, as well as addictive and compulsive disorders. The Company defines its operating segment based on internally reported financial information that is regularly used by the Chief Operating Decision Maker (“CODM”) to analyze performance, make decisions and allocate resources. The Company’s CODM is our Chief Executive Officer. For the three and nine months ended September 30, 2025, the Company has identified one operating and reporting segment. The CODM reviews net loss and expenses reported on the condensed consolidated statement of operations and comprehensive income (loss). The measurement of segment assets is reported on the balance sheet as total consolidated assets. All long-lived assets are held in the U.S. Our segment net income (loss) aligns with our condensed consolidated statement of operations and comprehensive income (loss).

Debt

2024 Term Loan and Repurchase of 2026 Notes

In June 2024, we performed an assessment of the Credit Agreement and determined that it met the criteria to be accounted for as a troubled debt restructuring. As a result, the $29.3 million difference between the $118.1 million aggregate principal amount of the 2026 Notes (as defined below) repurchased by the Company and the $88.8 million aggregate repurchase price (consisting of the $67.1 million Term Loan and $21.7 million cash on hand) was recorded as a premium (i.e. an increase) to the term debt recorded on our condensed consolidated balance sheet instead of being recognized as a gain on early extinguishment of debt. We amortize the premium as both a reduction of term debt in the condensed consolidated balance sheet and interest expense in the condensed consolidated statement of operations and comprehensive loss over the duration of the Term Loan.

Exchange of 2026 Notes for 2029 Notes and Common Stock

On May 14, 2025, we completed the exchange (the “Convertible Note Exchange”) of $70.8 million of our existing 5.25% convertible senior notes due on February 15, 2026 (the “2026 Notes”) on a one-for-one basis for newly-issued convertible senior notes maturing on June 15, 2029 (the “2029 Notes”). The Convertible Note Exchange was conducted with a limited number of holders of the 2026 Notes pursuant to exchange agreements dated as of May 12, 2025. The 2029 Notes are convertible at the option of the holders into shares of common stock, cash or a combination thereof, as elected by the Company, at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. Holders who convert their 2029 Notes after November 13, 2025 and prior to June 1, 2029 (except for any conversion in connection with a make-whole fundamental change) are entitled to an interest make-whole payment equal to the sum of the remaining scheduled payments of interest  that would have been made had the 2029 Notes remained outstanding from their conversion date through the earlier of (i) the date that is 18 months following their conversion date, and (ii) June 15, 2029, the maturity date. The initial conversion rate for the 2029 Notes is equivalent to an initial conversion price of approximately $6.18 per share of our common stock. The conversion rate is subject to adjustment in certain circumstances.

On May 12, 2025, we entered into note conversion agreements (each, a “Note Conversion Agreement”) with two holders of the 2026 Notes to convert $10.0 million aggregate principal amount of 2026 Notes into shares of our common stock (the “Equitization Transaction”) in three tranches. Our obligation to deliver shares in three tranches was initially accounted for as a share-settled liability measured at fair value. As of September 30, 2025, we completed the conversion of all three tranches, resulting in the issuance of an aggregate of 2,819,866 shares of our common stock to the two holders. We did not receive new cash proceeds in these transactions. We performed an assessment of the Convertible Note Exchange and Equitization Transaction and determined that these transactions were not a troubled debt restructuring and were a partial extinguishment of our 2026 Notes.

The Convertible Note Exchange and the Equitization Transaction reduced the aggregate principal balance of our 2026 Notes from $97.9 million to $17.1 million. (For further details, see “Note 6 – Debt”).

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

The embedded derivative on our 2029 Notes represents the conversion feature and interest make-whole feature available to holders of the 2029 Notes allowing them to convert the notes into common stock. The embedded derivative on our Term Loan represents the prepayment feature and the probability of the Company entering into a material transaction prompting us to prepay the Term Loan. (For further details, see “Note 6 – Debt”).

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

We have rights to receive future royalties from Rayner on OMIDRIA net sales at royalty rates that vary based on geography and certain regulatory contingencies. Therefore, future OMIDRIA royalties are treated as variable consideration. The sale of OMIDRIA qualified as an asset sale under GAAP. To measure the OMIDRIA contract royalty asset, we use the expected value approach, which represents the sum of the discounted, probability-weighted royalty payments we would receive using a range of potential outcomes, provided it is probable that a significant reversal in the amount of cumulative income recognized will not occur.

Royalties earned are recorded as a reduction to the OMIDRIA contract royalty asset. All U.S. royalties received from Rayner through December 31, 2031 are remitted by Rayner to an escrow account established by Omeros, from which payments are made to DRI Healthcare Acquisition LP (“DRI”) and are entirely pass-through in nature to the Company. These payments comprise interest expense, with the remainder treated as a reduction of the OMIDRIA royalty obligation. The amount recorded in discontinued operations in future periods will reflect interest earned on the outstanding OMIDRIA contract royalty asset at 11.0% and any amounts we receive that are different from the expected royalties. The OMIDRIA contract royalty asset is re-measured quarterly using the expected value approach, which incorporates actual results and future expectations. (See “Note 7 — Discontinued Operations – Sale of OMIDRIA”).

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

Income Taxes

The U.S. government enacted the One Big Beautiful Bill Act (“OBBBA”) on July 4, 2025, which includes new IRC 174A. This section allows for immediate expensing of domestic research and development expenditures for tax years beginning after December 31, 2024, reversing the prior requirement under the 2017 Tax Cuts and Jobs Act which capitalized domestic research and development costs over five years. The OBBBA also provides transition rules for domestic research and development expenditures for costs capitalized between December 31, 2021 and January 1, 2025. The Company is in the process of assessing the potential impact of this legislative change on our financial statement disclosures.

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

Note 3—Net Loss Per Share

Basic net income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share (“Diluted EPS”) is computed by dividing net income (loss) by the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Our potential dilutive securities include common shares related to our stock options which are calculated using the treasury stock method. Our potential dilutive securities related to our convertible senior notes are calculated using the if-converted method. In periods where we have a net loss from continuing operations but overall net income, we do not compute Diluted EPS because the effect would be anti-dilutive. When there is a net loss, potentially dilutive securities, like stock options, warrants, or convertible debt, are typically excluded from the diluted net loss per share calculation. Potentially dilutive securities excluded from Diluted EPS are calculated based on a weighted average of days in the quarter from when the respective transactions occurred and are shown as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
2029 Notes convertible to common stock (1)	11,453,883	—	5,831,831	—
2026 Notes convertible to common stock (1)(2)(3)	1,027,619	5,293,414	1,197,817	8,882,651
Outstanding options to purchase common stock	284,325	176,121	2,032,754	108,507
Total potentially dilutive shares excluded from net loss per share	12,765,827	5,469,535	9,062,402	8,991,158

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

(3)	On June 3, 2024, we repurchased $118.1 million of our 2026 Notes, reducing any effect of the dilution related to these notes. (For further details refer to “Note 6 — Debt”).

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

We review the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There have been no transfers of assets or liabilities between fair value measurement classifications during the nine months ended September 30, 2025.

Our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	September 30, 2025
	Level 1	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents:
Certificate of deposit classified as non-current restricted investments	$1,054	$—	$1,054
Short-term investment:
Money-market funds	33,690	—	33,690
Total Assets	$34,744	$—	$34,744

Liabilities:
Term Loan
Call and put options derivative (1)	$—	$(1,566)	$(1,566)
2029 Notes:
2029 Note conversion option derivative	—	(22,163)	(22,163)
Total Liabilities	$—	$(23,729)	$(23,729)

(1)

While the Term Loan is recorded as a liability, the embedded call and put options that have been identified as requiring bifurcation are recognized as a net embedded derivative liability reflected as a component of the Term Loan on the balance sheet.

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

Cash held in demand deposit accounts of $2.4 million and $3.4 million is excluded from our fair-value hierarchy disclosure as of September 30, 2025 and December 31, 2024, respectively. The carrying amounts reported in the accompanying condensed consolidated balance sheets for receivables, accounts payable and accrued liabilities, and other current monetary assets and liabilities approximate fair value.

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

The fair value of our embedded derivatives were determined using both the Lattice and Discounted Cash Flow models with the following key assumptions:

	September 30,	December 31,
	2025	2024
Term Loan derivative

Interest comprised of:
SOFR benchmark rate	3.10 - 3.72%	3.91 - 4.30%
Securitized discount rate	11.16%	13.16%
Yield volatility	28%	21%
Probability weighted term (in years)	0.7	3.4

Changes in valuation assumptions could have a significant impact on our Term Loan derivative. The Company can provide no assurance that changes in yield would not be significant in the future.

September 30,
2025
2029 Note conversion option derivative

Stock price (per share)	$4.10
Unsecuritized discount rate	18.35%
Risk-free rate	3.59%
Stock price volatility	70%
Dividend yield	—%
Term (in years)	3.7

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

The following table sets forth a summary of changes in the fair value of Level 3 liabilities for the nine months ended September 30, 2025:

	Balance as of				Balance as of
	December 31,				September 30,
	2024	Additions	Change in Fair Value	Conversions	2025
	(In thousands)
Liabilities:
Share-settled liability	$—	$(9,838)	$295	$9,543	$—
Term Loan
Call and put options derivative	235	—	(1,801)	—	(1,566)
2029 Notes:
2029 Note conversion option derivative	—	(22,989)	826	—	(22,163)
Total Liabilities	$235	$(32,827)	$(680)	$9,543	$(23,729)

Note 5 — Certain Balance Sheet Accounts

OMIDRIA Contract Royalty Asset

The OMIDRIA contract royalty asset consists of the following:

	September 30,	December 31,
	2025	2024
	(In thousands)
Short-term contract royalty asset	$25,052	$29,083
Long-term contract royalty asset	99,031	124,266
Total OMIDRIA contract royalty asset	$124,083	$153,349

See “Note 7 — Discontinued Operations – Sale of OMIDRIA” for discussion regarding the estimated fair value of our OMIDRIA contract royalty asset.

Receivables

Receivables consist of the following:

	September 30,	December 31,
	2025	2024
	(In thousands)
OMIDRIA royalty receivables	$6,045	$6,940
Other receivables	863	799
Total receivables	$6,908	$7,739

OMIDRIA royalty receivables represents approximately two months of royalty earnings from Rayner.  All U.S. royalties received from Rayner are remitted by Rayner to an escrow account, established by Omeros, from which payments are made on our behalf to DRI. These payments are entirely pass-through in nature to the Company with DRI as the recipient.

Property and Equipment, Net

Property and equipment, net consists of the following:

	September 30,	December 31,
	2025	2024
	(In thousands)
Equipment under finance lease obligations	$8,324	$8,323
Laboratory equipment	3,743	3,690
Computer equipment	1,113	1,113
Office equipment and furniture	624	624
Total cost	13,804	13,750
Less accumulated depreciation and amortization	(11,795)	(11,072)
Total property and equipment, net	$2,009	$2,678

For the three months ended September 30, 2025 and 2024, depreciation and amortization expense was $0.2 million, for each period. For the nine months ended September 30, 2025 and 2024, depreciation and amortization expense was $0.7 million and $0.6 million, respectively.

Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2025	2024
	(In thousands)
Employee compensation	$12,137	$8,868
Clinical trials	6,724	7,100
Interest payable	3,367	2,667
Contract research and development	2,323	4,334
Consulting and professional fees	922	2,602
Other accrued expenses	272	434
Total accrued expenses	$25,745	$26,005

Note 6—Debt

Convertible senior notes, net, and term debt balances are comprised of the following:

		September 30,	December 31,
		2025	2024
		(In thousands)

Convertible senior notes, net maturing on June 15, 2029 (2029 Notes)	Long-term	$72,075	$—

Term debt, net maturing on June 3, 2028 (Term Loan)	Short-term	—	21,000
Term debt, net maturing on June 3, 2028 (Term Loan)	Long-term	87,480	69,405

Convertible senior notes, net maturing on February 15, 2026 (2026 Notes)	Short-term	17,036	—
Convertible senior notes, net maturing on February 15, 2026 (2026 Notes)	Long-term	—	97,178

		$176,591	$187,583

Exchange of 2026 Notes for 2029 Notes and Common Stock

On May 14, 2025, we completed the exchange of $70.4 million of net carrying value of our 2026 Notes on a one-for-one basis for newly issued convertible senior notes maturing on June 15, 2029 which had a fair market value of $73.5 million. The $70.4 million net carrying value of our 2026 Notes includes $70.8 million of aggregate principal amount less $0.4 million of issuance costs. Including the Equitization Transaction, this exchange resulted in a net $3.0 million loss on extinguishment which we recorded to our statement of operations and comprehensive loss. The Convertible Note Exchange was conducted with a limited number of holders of the 2026 Notes pursuant to exchange agreements dated May 12, 2025 (each, an “Exchange Agreement”).

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

Interest on the 2029 Notes is payable semi-annually in arrears at a rate of 9.50% per annum on each June 15 and December 15, beginning on December 15, 2025. Due to the discount amortization on the 2029 Notes, interest expense is currently being recognized at an implied effective interest rate of 1.82%. The 2029 Notes are convertible at the option of the holder into shares of common stock, cash or a combination thereof, as elected by us, at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. The conversion rate is 161.81 shares of our common stock per $1,000 of note principal (equivalent to an initial conversion price of approximately $6.18 per share of common stock), which equals approximately 11.5 million shares issuable upon conversion. The conversion rate is subject to adjustment in certain circumstances as described in the Indenture.

Holders who convert their 2029 Notes from, and including, November 14, 2025 to, but excluding, June 1, 2029 (except for any conversion in connection with a make-whole fundamental change) will also be entitled to an interest make-whole payment equal to the sum of the remaining scheduled payments of interest that would have been made on the 2029 Notes to be converted had such notes remained outstanding from the conversion date through the earlier of (i) the date that is 18 months following the conversion date and (ii) the maturity date. We recorded a $23.0 million initial embedded derivative as a component of our 2029 Notes which represents the conversion feature available to holders of the 2029 Notes allowing them to convert the notes into common stock. At September 30, 2025, we marked-to-market the initial $23.0 million embedded derivative on the 2029 Notes to $22.2 million, recording a net $0.8 million gain on remeasurement to our condensed consolidated statement of operations and comprehensive loss. The 2029 Notes include a discount which we amortize as an addition to the carrying value and treat as non-cash interest expense in the condensed consolidated statement of operations and comprehensive loss over the duration of the term.

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

Equitization Transaction

On May 12, 2025, we entered into Note Conversion Agreements with two holders of the 2026 Notes to convert $10.0 million aggregate principal amount of the 2026 Notes into shares of our common stock. Under the terms of the Note Conversion Agreements, the holders agreed to convert the equitized principal amount of the 2026 Notes in three tranches for a number of shares of common stock to be determined based in part on the closing price of our common stock on May 9, 2025 and in part based on the 20-day volume-weighted average price applicable to each tranche conversion date, subject to a floor conversion price. Accordingly, the Equitization Transaction resulted in us initially recording a share-settled liability measured at fair value. As of September 30, 2025, we completed the Equitization Transaction, resulting in the issuance of an aggregate of 2,819,866 shares of common stock to the two holders.

The Convertible Note Exchange transaction and Equitization Transaction reduced the aggregate principal balance of our 2026 Notes from $97.9 million to $17.1 million. The $80.8 million reduction in aggregate principal amount of our 2026 Notes reflects the exchange of $70.8 million aggregate principal amount of 2026 Notes for the same principal amount of 2029 Notes under the Convertible Note Exchange and the reduction of $10.0 million in aggregate principal amount equitized under the Note Conversion Agreements.

The amount outstanding on the 2029 Notes is as follows:

September 30,
2025
(In thousands)
Principal amount	$70,785
Unamortized debt discount, net of issuance costs	(20,873)
Fair value of embedded derivative	22,163
Total unsecured convertible senior notes, net	$72,075

Fair value of outstanding unsecured convertible senior notes (1)	$62,061

(1)

The fair value is classified as a Level 2 liability due to the limited trading activity for the 2029 Notes. This balance reflects the fair value of the 2029 Notes based on quoted prices in an over-the counter market using the most recent trading information at the end of the reporting period.

The following table sets forth interest expense recognized related to the 2029 Notes:

	Three Months Ended	Nine Months Ended
	September 30,
	2025
	(In thousands)
Contractual interest expense	$1,682	$2,541
Amortization of debt discount and issuance costs	1,458	2,206
Total interest expense	$3,140	$4,747

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

In connection with our entry into the Credit Agreement, we used the $67.1 million in Term Loan proceeds along with $21.7 million of cash on hand to repurchase $118.1 million aggregate principal amount of the 2026 Notes held by the Lenders. The $29.3 million difference between the total consideration paid at closing of $88.8 million and the $118.1 million aggregate principal amount of the 2026 Notes was recorded as a premium (i.e., an increase) to the long-term debt on the Company’s condensed consolidated balance sheet. The premium is being amortized as both a non-cash reduction of long-term debt in the condensed consolidated balance sheets and interest expense in the condensed consolidated statement of operations and comprehensive loss over the duration of the Term Loan.

The Transaction with Novo Nordisk is expected to close in the fourth quarter of 2025 and would provide us with $240.0 million in upfront cash, a portion of which would be applied to the full and immediate repayment of our $67.1 million principal outstanding under the Term Loan, along with a related prepayment premium, certain expenses and accrued and unpaid interest.

The amount outstanding on the Term Loan is as follows:

	September 30,	December 31,
	2025	2024
	(In thousands)
Principal amount	$67,077	$67,077
Unamortized debt premium, net of issuance costs and other	18,837	23,563
Fair value of embedded derivative	1,566	(235)
Total term debt, net	$87,480	$90,405

Fair value of outstanding term debt (1)	$70,007	$69,530

(1)	The fair value of the Term Loan is classified as a Level 3 liability. We determine the fair market value by discounting future cash flows based on adjusted SOFR at each measurement date.

The Term Loan has a stated maturity date of June 3, 2028 and bears interest at an adjusted secured overnight financing rate (“adjusted SOFR”), subject to a 3.00% floor, plus 8.75% per annum, payable quarterly from the Closing Date. As of September 30, 2025, the contractual interest rate on the Term Loan was 13.02%. We have the option to pay all of the interest in cash or to pay 50% in cash and pay-in-kind (“PIK”), the remaining interest. When this provision is elected, interest for the quarter, including both the cash interest and PIK interest, is calculated based on adjusted SOFR plus a 10.25% PIK margin (instead of the customary 8.75% margin). The PIK interest is then added to the outstanding principal balance and interest is computed using the original adjusted SOFR plus 8.75% margin rate. Due to the premium amortization on the Term Loan, interest expense is currently being recognized at an implied effective interest rate of 3.36%.

The following table sets forth interest expense recognized related to the Term Loan:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands)
Contractual interest expense	$2,258	$2,433	$6,723	$3,147
Amortization of debt premium and issuance costs	(1,512)	(2,060)	(4,727)	(2,659)
Total interest expense	$746	$373	$1,996	$488

We may elect to prepay the Term Loan, in whole or in part, in cash, plus an applicable prepayment and/or make-whole premium. Under certain circumstances, we are required to prepay all or a portion of the outstanding Loans, plus an applicable prepayment and/or make-whole premium, as described below.

(1)   As a result of the Convertible Note Exchange completed on May 14, 2025, a prepayment requirement under the Term Loan was no longer applicable because the outstanding principal amount under the 2026 Notes was reduced below $38.5 million. As a result, the accompanying condensed consolidated balance sheet as of September 30, 2025 reflects the entire Term Loan as a long-term liability.

(2)   Upon the occurrence of a change in control, we must prepay the entire outstanding amount of the Term Loan, plus the applicable make-whole or prepayment premium.

(3)   We must prepay the outstanding Term Loan in an amount equal to: (i) 25.0% of any milestone payments received from DRI or its affiliates on the basis of net sales of OMIDRIA; (ii) 60.0% of the net cash proceeds (excluding transaction expenses and certain milestone payments) received by Omeros from the sale or license of our assets; (iii) 100.0% of net cash proceeds of indebtedness incurred by the Company other than as permitted by the Credit Agreement; and (iv) 100.0% of the net cash proceeds of insurance recoveries on loss of property, except to the extent utilized to repair or replace the relevant assets within a specified time. In connection with the anticipated closing of the Transaction with Novo Nordisk, we will be required to repay the full amount of the Term Loan principal of $67.1 million, a prepayment premium, certain expenses and accrued and unpaid interest.

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

The Credit Agreement contains certain customary default provisions, representations and warranties and affirmative and negative covenants. These include a covenant requiring us to maintain at all times unrestricted cash, cash equivalents and short-term investments of at least $25.0 million in accounts subject to control agreements. As of September 30, 2025 and through the date of issuance of these condensed consolidated financial statements, the Company was in compliance with the covenants under the Credit Agreement. A default under the Credit Agreement that results in the outstanding debt thereunder being declared due and payable prior to the stated maturity would constitute a cross-default under the indenture governing the 2026 Notes and the 2029 Notes, as applicable. In such an event, the principal and all accrued and unpaid interest on the 2026 Notes and the 2029 Notes may be declared immediately due and payable either by the trustee under the applicable indenture, or by holders of at least 25% of the aggregate outstanding principal amounts of the 2026 Notes and the 2029 Notes, respectively.

The Transaction with Novo Nordisk would result in the release in full of all liens and covenants thereunder including the covenant whereby we must maintain a minimum $25.0 million of unrestricted cash, cash equivalents and short-term investments at all times.

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

On May 14, 2025, we completed the Convertible Note Exchange in which we exchanged $70.8 million in aggregate principal of our 2026 Notes for a like principal amount of our 2029 Notes. On May 12, 2025, we entered into the Equitization Transaction, which resulted in the conversion of an additional $10.0 million aggregate principal amount of 2026 Notes into 2,819,866 shares of our common stock. The principal balance of our 2026 Notes was reduced from $97.9 million to $17.1 million as a result of the Convertible Note Exchange and Equitization Transaction.

Amounts outstanding on our 2026 Notes as of September 30, 2025 and December 31, 2024 are as follows:

	September 30,	December 31,
	2025	2024
	(In thousands)
Principal amount	$17,077	$97,862
Unamortized debt issuance costs	(41)	(684)
Total unsecured convertible senior notes, net	$17,036	$97,178

Fair value of outstanding unsecured convertible senior notes (1)	$16,926	$93,752

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

The $80.8 million reduction in aggregate principal amount of our 2026 Notes reflects the exchange of $70.8 million aggregate principal amount of 2026 Notes for 2029 Notes under the Convertible Note Exchange and the reduction of $10.0 million in aggregate principal amount equitized under the Note Conversion Agreements. We have amortized interest expense on the 2026 Notes at an effective interest rate of 5.89%.

The following table sets forth interest expense recognized related to the 2026 Notes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands)
Contractual interest expense	$248	$1,284	$2,323	$6,488
Amortization of debt discount and issuance costs	20	144	260	713
Total interest expense	$268	$1,428	$2,583	$7,201

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

In order to reduce the dilutive impact or potential cash expenditure associated with the conversion of the 2026 Notes, we entered into capped call transactions in connection with the issuances of the 2026 Notes (the “2026 Capped Call”). The 2026 Capped Call will cover, subject to anti-dilution adjustments substantially similar to those applicable to the 2026 Notes, the number of shares of common stock underlying the 2026 Notes when our common stock is trading within the range of approximately $18.49 and $26.10. However, should the market price of our common stock exceed the $26.10 cap, then the conversion of the 2026 Notes would have an additional dilutive impact or may require a cash expenditure to the extent the market price of our common stock exceeds the cap price. The 2026 Capped Call will expire on various dates over the 50-trading-day period ranging from December 2, 2025 to February 12, 2026, if not exercised earlier. The 2026 Capped Call is a separate transaction and not part of the terms of the 2026 Notes and was executed separately from the issuance of the 2026 Notes. The amount paid for the 2026 Capped Call was recorded as a reduction to additional paid-in capital in the condensed consolidated balance sheet. As of September 30, 2025, approximately 12.2 million shares remained outstanding under the 2026 Capped Call. We also retain all potential future value of the capped call purchased in connection with the issuance of the 2026 Notes covering all shares underlying the original 2026 Notes. The capped call will expire on the maturity date of the 2026 Notes.

Further, we concluded the 2026 Capped Call qualifies for a derivative scope exception for instruments that are both indexed to an entity’s own stock and classified in stockholders’ equity in its balance sheet. Consequently, the fair value of the 2026 Capped Call of $23.2 million is classified as equity, not accounted for as derivatives, and will not be subsequently remeasured.

Minimum Commitments

As of September 30, 2025, the contractual principal payments on our 2026 Notes, Term Loan and 2029 Notes are as follows:

	2026 Notes	Term Loan		2029 Notes	Total
	(In thousands)
2025	$—	$—		$—	$—
2026	17,077	—		—	17,077
2027	—	—		—	—
2028	—	67,077	(1)	—	67,077
2029 and thereafter	—	—		70,785	70,785
Total principal payments	17,077	67,077		70,785	154,939
Net unamortized premiums, discounts, derivatives and issuance costs	(41)	20,403		1,290	21,652
Carrying value of debt	$17,036	$87,480		$72,075	$176,591

(1)	Under the terms of the Credit Agreement, the Company will be required to repay all outstanding obligations related to the Term Loan upon closure of the Transaction with Novo Nordisk, which is expected to occur in the fourth quarter of 2025.

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

The results of operations for OMIDRIA are recorded as income from discontinued operations for all periods presented in the condensed consolidated statements of operations and comprehensive loss are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands)
Interest earned on OMIDRIA contract royalty asset	$3,682	$4,210	$11,521	$12,824
Remeasurement adjustments	(13,403)	731	(16,383)	7,384
Other income (loss), net	44	(60)	(250)	423
Ex-US royalties	3	—	9	—
Net income (loss) from discontinued operations, net of tax	$(9,674)	$4,881	$(5,103)	$20,631

The following is a roll forward of the OMIDRIA contract royalty asset (in thousands):

OMIDRIA contract royalty asset at December 31, 2024	$153,349
Royalties earned	(24,404)
Interest earned on OMIDRIA contract royalty asset	11,521
Remeasurement adjustments	(16,383)
OMIDRIA contract royalty asset at September 30, 2025	$124,083

We remeasure the OMIDRIA contract royalty asset on a quarterly basis using the expected value approach, which incorporates actual results and future expectations.

Cash flow from discontinued operations is as follows:

	Nine Months Ended
	September 30,
	2025	2024
	(In thousands)
Net cash provided by discontinued operations from operating activities	$23,283	$30,619

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

The changes in the OMIDRIA royalty obligation during the nine months ended September 30, 2025 are as follows (in thousands):

Balance at December 31, 2024	$216,257
Remeasurement on the OMIDRIA royalty obligation	(34,171)
Principal payments	(10,256)
Balance at September 30, 2025	$171,830

The OMIDRIA royalty obligation is classified as a Level 3 liability as its valuation requires substantial judgment and estimation of factors that are not currently observable in the market. The fair value of the OMIDRIA royalty obligation is determined by calculating the net present value of our estimated future OMIDRIA cash flows using the interest rate at inception of our royalty purchase agreement with DRI, adjusted for the change in the prime rate through the measurement date. As of September 30, 2025 and December 31, 2024, the approximate fair value of our obligation was $168.2 million and $209.7 million, respectively.

Interest expense is comprised of the effective interest component of any cash payment remitted through an administrative agent to DRI, based on an implied effective interest rate of 10.27%, and any remeasurement adjustments taken during the period. Remeasurements are non-cash adjustments to the OMIDRIA royalty obligation reflecting changes in forecasted cash flows stemming from the OMIDRIA contract royalty asset. For the three and nine months ended September 30, 2025 and 2024, interest expense is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands)
Pass through interest remitted through administrative agent	$4,759	$5,585	$15,045	$15,231
Non-cash remeasurement adjustment	(22,292)	(3,359)	(34,170)	(1,553)
Interest expense, net of remeasurement on OMIDRIA royalty obligation	$(17,533)	$2,226	$(19,125)	$13,678

As of September 30, 2025, the expected scheduled principal and interest payments are as follows:

	Principal	Interest	Total
	(In thousands)
2025	$4,754	$4,121	$8,875
2026	19,777	15,320	35,097
2027	22,685	13,273	35,958
2028	25,732	10,944	36,676
2029 and thereafter	98,882	15,608	114,490
Total scheduled payments	$171,830	$59,266	$231,096

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

Supplemental lease information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands)
Lease cost
Operating lease cost	$1,481	$1,610	$4,687	$4,822
Finance lease cost:
Amortization	186	173	553	468
Interest	25	26	114	122
Variable lease cost	928	824	2,819	2,622
Sublease income	(85)	(364)	(810)	(1,138)
Net lease cost	$2,535	$2,269	$7,363	$6,896

The supplemental cash flow information related to leases is as follows:

	Nine Months Ended
	September 30,
	2025	2024
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Cash payments for operating leases	$5,166	$5,272
Cash payments for financing leases	685	534

Note 10—Commitments and Contingencies

Good and Service Contracts

We have various agreements with third parties that collectively require payment of termination fees totaling $3.2 million as of September 30, 2025 if we cancel the work within specific time frames, either prior to commencing or during performance of the contracted services.

Development Milestones and Product Royalties

We have entered a variety of development, collaboration, licensing or similar agreements with third parties under which we have accessed technology or services in connection with our development assets and programs. Some of these agreements require milestone payments based on achievements of development, regulatory or sales milestones, and/or low-single to low-double digit royalties on net income or net sales of the relevant product. For the three and nine months ended September 30, 2025 and 2024, development milestone expenses were not significant.

Note 11—Shareholders’ Deficit

Common Stock

At-the-Market Sales Agreement - We have a sales agreement to sell shares of our common stock having an aggregate offering price of up to $150.0 million, from time to time, through an ATM equity offering program. During the three months ended September 30, 2025, we sold 2.3 million shares of common stock pursuant to our ATM program, generating $9.0 million at an average price per share of $3.99. During the nine months ended September 30, 2025, we sold 3.7 million shares of common stock generating net proceeds of $15.3 million at an average price per share of $4.24. Subsequent to September 30, 2025, we sold 0.6 million shares of common stock, generating net proceeds of $3.6 million at an average price per share of $6.11.

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

Equitization Transaction - On May 12, 2025, we entered into Note Conversion Agreements with two holders of the 2026 Notes, which resulted in the conversion of $10.0 million aggregate principal amount of 2026 Notes into 2,819,866 shares of our common stock. (For further details, see “Note 6 – Debt”).

Registered Direct Offering - On July 28, 2025, we issued and sold 5,365,853 shares of our common stock in a registered direct offering to Polar at a price of $4.10 per share, representing a 14% premium to the closing price of our common stock on the date of the definitive agreement for the purchase of the shares. We received $20.3 million in cash proceeds net of offering expenses.

Note 12—Stock-Based Compensation

Our stock option plans provide for the grant of incentive and non-qualified stock options, restricted stock awards, restricted stock units, and other stock awards to employees, non-employee directors, and consultants.

Stock-based compensation is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands)

Research and development	$856	$1,063	$2,807	$3,146
Selling, general and administrative	1,085	1,578	3,652	4,921
Total stock-based compensation	$1,941	$2,641	$6,459	$8,067

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were applied to all stock option grants:

	Three Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2025
Estimated weighted-average fair value	$3.20	$2.62
Weighted-average assumptions:
Expected volatility	101%	101%
Expected life, in years	6.9	7.3
Risk-free interest rate	4.14%	4.13%
Expected dividend yield	—%	—%

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

Stock option activity for all stock plans and related information is as follows:

		Weighted-
		Average		Aggregate
		Exercise	Remaining	Intrinsic
	Options	Price per	Contractual Life	Value
	Outstanding	Share	(In years)	(In thousands)
Balance at December 31, 2024	16,690,882	$8.17
Granted	3,313,400	3.29
Exercised	(104,384)	3.01
Forfeited	(427,463)	9.89
Balance at September 30, 2025	19,472,435	$7.33	6.1	$9,814
Vested and expected to vest at September 30, 2025	18,830,366	$7.47	6.0	$9,216
Exercisable at September 30, 2025	13,122,673	$9.31	4.8	$3,815

Through September 30, 2025, stock options to purchase an aggregate of approximately 3.3 million shares of our common stock were awarded to eligible participants under the 2017 Omnibus Incentive Compensation Plan in connection with annual refresh grants.

Of the 19.5 million common stock options outstanding as of September 30, 2025, options to purchase 8.3 million shares have an exercise price per share above $4.10, which was the closing price of our stock on the Nasdaq Global Market on September 30, 2025.

As of September 30, 2025, there were 6.3 million unvested options outstanding that will vest over a weighted-average period of 2.6 years. The total estimated compensation expense yet to be recognized on outstanding options is $14.0 million.

As of September 30, 2025, the total number of shares of common stock available for grant was 4.0 million.

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

The lead product candidate in our pipeline of complement-targeted therapeutics is narsoplimab (OMS721), a proprietary, patented human monoclonal antibody targeting MASP-2, the key activator of the lectin pathway of complement. As previously disclosed, in March 2025, the Company resubmitted to the U.S. Food and Drug Administration (“FDA”) the biologics license application (“BLA”) seeking regulatory approval for narsoplimab in hematopoietic stem cell transplant-associated thrombotic microangiopathy (“TA-TMA”). The resubmission was accepted for review by FDA as a class 2 resubmission and, pursuant to the Prescription Drug User Fee Act (“PDUFA”), was assigned an initial target action date for the FDA decision of September 25, 2025. Following the submission of information in response to a request from FDA, FDA informed us that the PDUFA date has been extended to December 26, 2025. We expect that FDA will meet this PDUFA date. All analyses requested by FDA as part of its review have been consistent with and have provided statistically significant support of narsoplimab’s benefit demonstrated in the analyses submitted as part of the BLA resubmission.

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

Our clinical development of zaltenibart has been focused on PNH and C3G. We have substantially completed two Phase 2 clinical trials evaluating zaltenibart and have an ongoing open label extension study to assess the long-term efficacy and safety of zaltenibart in PNH patients who have completed either of the two Phase 2 clinical trials. We also have a small, ongoing Phase 2 study evaluating zaltenibart in C3G.

On October 10, 2025, we entered into an Asset Purchase and License Agreement (the “APLA”) with Novo Nordisk Health Care AG (“Novo Nordisk”), pursuant to which Novo Nordisk will receive exclusive global rights in all indications to develop and commercialize zaltenibart in consideration of certain upfront and contingent payments payable to us (the “Transaction”) upon the Closing (as defined below). Our ongoing and planned clinical programs for zaltenibart will be transitioned to Novo Nordisk following the Closing of the Transaction throughout which we will provide certain transition services to Novo Nordisk. Subject to the satisfaction or waiver of the foregoing conditions and the other terms and conditions contained in the APLA, the Transaction is expected to close in the fourth quarter of 2025.

Following the Closing and during the term of the APLA, we and our affiliates will be restricted from exploiting products directed to MASP-3 and certain other alternative pathway targets, subject to certain exceptions for retained preclinical program rights (outside of zaltenibart), products of an acquirer, and non-competing indications. We will retain rights to continue development of our existing MASP-3 small-molecule program, including the ability to develop and commercialize small-molecule inhibitors with limited indication-related restrictions. We will also retain rights to our “grandfathered” MASP-3 antibodies, with temporal and indication restrictions on commercialization and for use in advancing our small-molecule therapeutics.

See 2025 Asset Purchase and License Agreement below for further information regarding the Transaction.

PDE7 Inhibitor Programs

Our PDE7 inhibitor program, which we refer to as OMS527, comprises multiple PDE7 inhibitor compounds and is based on our discoveries of previously unknown links between PDE7 and any addiction or compulsive disorder, and between PDE7 and any movement disorders. In April 2023, we were awarded a grant from the National Institute on Drug Abuse (“NIDA”), part of the National Institutes of Health, to develop our lead orally administered PDE7 inhibitor compound for the treatment of cocaine use disorder. NIDA awarded the grant to us for a total of $6.24 million over three years, of which we expensed $2.1 million and have claimed and received $1.6 million of funding to date. The grant is intended to support preclinical cocaine interaction/toxicology studies to assess safety of the therapeutic candidate in the presence of concomitant cocaine administration, as well as an in-patient, placebo-controlled clinical study evaluating the safety and efficacy of OMS527 in adult cocaine users who receive concurrent intravenous cocaine. The preclinical studies, which were designed with NIDA toxicologists, have been successfully completed with no safety findings and provide drug-interaction safety data in support of the planned in-patient human study of OMS527 in cocaine users. FDA has requested that we provide additional preclinical information prior to initiating the clinical in-patient study in cocaine users, which we are targeting for the second half of 2026.

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

We continue on a limited basis to progress pre-clinical studies within our novel oncology program, including IND-enabling studies in our program to develop novel, proprietary large molecule therapeutics designed to target and kill only dividing cancer cells. Acute myeloid leukemia (“AML”) is the lead indication for development in this program, which we refer to as OncotoX-AML. In preclinical models both in vivo – in immunocompromised mice with human tumors – and in vitro, our potential AML therapeutic has consistently demonstrated superior efficacy to current AML standard of care treatments and has been well-tolerated in preliminary, preclinical tolerability studies. A non-human primate safety study is underway, with encouraging results to date. Our OncotoX-AML therapeutic also shows broad potential application across AML regardless of genetic mutation, including TP53, NPM1, KMT2A, and FLT3.

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

Preclinical Programs - T-CAT

We are also advancing our Targeted Complement Activating Therapy (“T-CAT”) platform – a new class of pathogen-targeting recombinant antibodies intended for broad action against bacteria, fungi, viruses, and parasites. T-CAT is designed to harness complement activation to kill pathogens directly, which represents a novel approach to infectious disease treatment.

As preclinical animal data continue to accumulate across multiple pathogen classes and species, we believe that T-CAT demonstrates potential against multidrug-resistant organisms (“MDROs”). Effective MDRO therapies remain one of the most urgent and unmet needs in medicine, and we believe that T-CAT has the potential to address this need without contributing to drug resistance.

2025 Asset Purchase and License Agreement

On October 10, 2025, we entered into the APLA with Novo Nordisk, pursuant to which Novo Nordisk will receive exclusive global rights in all indications to develop and commercialize zaltenibart and certain related monoclonal antibodies and antigen-binding fragments (collectively, the “Compounds”), and related pharmaceutical products (“Products”) upon the Closing. Under the APLA, we agreed to sell and transfer, and Novo Nordisk agreed to purchase and assume, certain assets and liabilities related to the Compounds and Products, and the parties agreed to grant and receive certain intellectual property licenses, as further described below.

Pursuant to the terms and subject to the conditions of the APLA, we are eligible to receive $340.0 million in upfront and near-term milestone payments, of which $240.0 million is to be received by us at the closing of the Transaction (the “Closing”). Beyond the $340.0 million, we can receive (i) an additional $410.0 million in one-time milestone payments upon the first achievement by Novo Nordisk or its affiliates or sublicensees of each of the development and approval milestone events as set forth in the APLA and (ii) up to $1.3 billion in one-time milestone payments upon the first achievement by Novo Nordisk or its affiliates or sublicensees of certain sales-based milestone events as set forth in the APLA. We are also eligible under the APLA to receive tiered royalties on annual net sales of Products at percentage rates ranging from high single digit to high teens, subject to reduction in certain circumstances, as set forth in the APLA.

2024 Term Loan and Repurchase of 2026 Notes

On June 3, 2024 (the “Closing Date”), we, with certain subsidiaries, as guarantors, entered into the Credit and Guaranty Agreement (the “Credit Agreement”) with Athyrium Capital Management, LP and certain funds managed by Highbridge Capital Management, LLC, as lenders (together with additional lenders from time to time, the “Lenders”) and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent. The Credit Agreement provides for a senior secured term loan facility of $67.1 million (the “Term Loan”).

In 2024, we used the $67.1 million Term Loan proceeds, along with $21.7 million of cash on hand to repurchase from the Lenders $118.1 million aggregate principal amount of our existing 5.25% convertible senior notes due on February 15, 2026 (the “2026 Notes”), which resulted in a $51.0 million reduction in our total outstanding debt. The $29.3 million difference between the total consideration paid at closing of $88.8 million and the $118.1 million aggregate principal amount of the 2026 Notes was recorded as a premium (i.e., an increase) on the Term Loan. The premium is being amortized as both a non-cash reduction of long-term debt in the condensed consolidated balance sheets and interest expense in the condensed consolidated statement of operations and comprehensive loss over the duration of the Term Loan.

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

Amounts outstanding under the Term Loan accrue interest at an adjusted term secured overnight financing rate, (“adjusted term SOFR”) (with a 3.00% floor) plus 8.75% per annum, payable quarterly. The Credit Agreement has a scheduled maturity date of June 3, 2028. As of September 30, 2025, the contractual interest rate on the Term Loan was 13.02%.

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

The Credit Agreement requires mandatory prepayments of outstanding Term Loans in an amount equal to 60% of the net cash proceeds (excluding research and development and certain other milestone-based payments) received by the Credit Parties from asset sales and licenses, including the Transaction with Novo Nordisk.

The Transaction with Novo Nordisk is expected to close in the fourth quarter of 2025 and would provide us with $240.0 million in upfront cash, a portion of which will be applied to the mandatory repayment of the entire $67.1 million principal outstanding under the Term Loan, along with a 5.0% prepayment premium, certain expenses and accrued and unpaid interest. The repayment will result in the release in full of all liens and covenants thereunder including the $25.0 million minimum liquidity covenant.

See “Note 6 — Debt” in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Convertible Note Exchange and Equitization Transaction

On May 14, 2025, we completed with a limited number of holders of the 2026 Notes the exchange (the “Convertible Note Exchange”) of $70.8 million aggregate principal amount of our 2026 Notes on a one-for-one basis for newly-issued convertible senior notes maturing on June 15, 2029 (the “2029 Notes”).

On May 12, 2025, we entered into note conversion agreements (each, a “Note Conversion Agreement”) with two holders of the 2026 Notes to convert $10.0 million aggregate principal amount of 2026 Notes into shares of our common stock (the “Equitization Transaction”) in three tranches. As of September 30, 2025, we completed the Equitization Transaction, resulting in the issuance of an aggregate of 2,819,866 shares to the two holders.

The aggregate principal balance of our 2026 Notes was reduced from $97.9 million to $17.1 million as a result of the Convertible Note Exchange and Equitization Transaction. No new cash was received as a result of these transactions.

We also retain all potential future value of the capped call purchased in connection with the issuance of the 2026 Notes covering all shares underlying the aggregate principal amount of the originally issued 2026 Notes. The capped call will expire on the maturity date of the 2026 Notes.

See “Note 1 — Organization and Basis of Presentation” and “Note 6 — Debt” in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Financial Summary

As of September 30, 2025, we had cash, cash equivalents and short-term investments of $36.1 million. For the nine months ended September 30, 2025, our cash used in operations was $76.3 million and included a net loss for the nine months ended September 30, 2025 of $89.8 million.

We expect to receive an upfront cash payment, of $240.0 million upon Closing of the Transaction with Novo Nordisk, a portion of which will be applied to the full and immediate repayment of our $67.1 million Term Loan along with a related prepayment premium, certain expenses, and accrued and unpaid interest. Repayment will result in termination of the Credit Agreement and the release in full of all liens and covenants thereunder including the covenant whereby we must maintain a minimum of $25.0 million of unrestricted cash, cash equivalents and short-term investments at all times.

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

On December 23, 2021, we closed on an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Rayner Surgical Inc. (“Rayner”) for the sale of OMIDRIA and related business assets, which we recorded as an OMIDRIA contract asset on our condensed consolidated balance sheet. The results of OMIDRIA activities, which includes royalties earned and the effect of any remeasurement adjustments, are classified as discontinued operations in our condensed consolidated statements of operations and comprehensive loss. We currently earn royalties from Rayner on all U.S. based net sales of OMIDRIA through December 31, 2031 at a royalty rate of 30%. Our royalty rate would be reduced to 10% upon the occurrence of certain events described in the Asset Purchase Agreement, including during any specific period in which OMIDRIA is no longer eligible for separate payment (i.e., becomes included in the packaged payment rate for the surgical procedure) under Medicare Part B, or in certain circumstances involving entry of generic competition for OMIDRIA. We are entitled to earn royalties until the expiration or termination of the last issued and unexpired U.S. patent, which we expect to occur no earlier than 2035. Pursuant to legislation enacted in late 2022, we also expect separate payment for OMIDRIA under Medicare Part B to extend until at least January 1, 2028.

We previously sold to DRI Healthcare Acquisition LP (“DRI”) our future U.S. based OMIDRIA royalty receipts through December 31, 2031 which we record as an OMIDRIA royalty obligation on our condensed consolidated balance sheet. All U.S. based royalties through December 31, 2031 are remitted by Rayner to an escrow account established by Omeros, from which payments are made to DRI. We retain the rights to receive all ex-U.S. royalties through December 31, 2031 and royalties on global net sales of OMIDRIA after this date, including royalties on U.S. OMIDRIA net sales. Interest expense on the OMIDRIA royalty obligation is recorded as a component of continuing operations.

For further details, see “Note 2 – Significant Accounting Policies, Discontinued Operations and OMIDRIA Royalty Obligations,” and “Note 8 — OMIDRIA Royalty Obligation” in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

Research and Development Expenses

Our research and development expenses can be divided into three categories: direct external expenses, which include clinical research and development and preclinical research and development activities; internal overhead and other expenses; and stock-based compensation expense. Direct external expenses consist primarily of expenses incurred pursuant to agreements with third-party manufacturing organizations prior to receiving regulatory approval for a product candidate, contract research organizations, clinical trial sites, collaborators, licensors and consultants. Preclinical research and development includes costs prior to beginning Phase 1 studies in human subjects. Internal overhead and other expenses primarily consist of costs for personnel, overhead, rent, utilities, and depreciation. Our accounting policy is to expense all manufacturing costs related to product candidates until regulatory approval is reasonably assured in either the U.S. or European Union.

The following table illustrates our expenses associated with these activities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands)
Research and development expenses:
Direct external expenses:
Clinical research and development:
MASP-3 program - OMS906 (zaltenibart)	$2,176	$5,285	$14,531	$18,711
MASP-2 program - OMS721 (narsoplimab)	2,047	4,072	8,102	32,760
PDE7 program - (NIDA)	143	35	678	63
MASP-2 program - OMS1029 and other	74	1,198	469	3,494
Total clinical research and development	4,440	10,590	23,780	55,028
Preclinical research and development	818	1,651	3,179	5,020
Total direct external expenses	5,258	12,241	26,959	60,048
Internal overhead and other expenses	9,881	10,780	32,084	33,009
Stock-based compensation expenses	856	1,063	2,807	3,146
Total research and development expenses	$15,995	$24,084	$61,850	$96,203

For the three months ended September 30, 2025, clinical research and development expenses decreased $6.2 million. We began initiating clinical trial sites in our Phase 3 program for zaltenibart in PNH during the first quarter of 2025; however, based on considerations of capital availability and the anticipated ramp up in spending on those trials, we determined in the second quarter of 2025 to pause this program temporarily in order to prioritize the use of our available capital to other programs. Clinical research activity also decreased in the third quarter due to the coincidental wind down of several of our Phase 2 zaltenibart studies. Additionally, we incurred non-recurring expenses related to the wind-down of our IgAN program in the prior year and consultancy charges related to BLA submission for narsoplimab in TA-TMA.

For the nine months ended September 30, 2025, clinical research and development expenses decreased $31.2 million primarily due to the inclusion in the prior year period of drug substance manufacturing expenses of $17.8 million for narsoplimab and $4.3 million for zaltenibart. In addition, we incurred $4.7 million of expenses in the prior year period related to the wind-down of our narsoplimab IgAN program.

We expect research and development expenses in the fourth quarter of 2025 to be comparable to the third quarter of this year.

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

Selling, General and Administrative Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands)
Selling, general and administrative expenses:
Selling, general and administrative expenses, excluding stock-based compensation expense	$9,312	$9,745	$28,213	$32,474
Stock-based compensation expense	1,085	1,578	3,652	4,921
Total selling, general and administrative expenses	$10,397	$11,323	$31,865	$37,395

Total selling, general and administrative expenses, excluding stock-based compensation, decreased by $4.3 million for the nine months ended September 30, 2025, compared to the same period in the prior year. The decrease was primarily due to a reduction in employee compensation expenses in the current year.

The $0.5 million and $1.3 million decrease in stock-based compensation for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year is due to the valuation and timing of the vesting of employee stock options.

We expect selling, general and administrative expenses in the fourth quarter of 2025 to be higher than those in the third quarter of this year, primarily due to increased marketing expenses associated with the anticipated launch of narsoplimab in TA-TMA, if approved by regulatory authorities.

Interest Expense

Interest expense, net of premiums, discounts, issuance costs and remeasurement adjustments is shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands)
OMIDRIA royalty obligation
Pass through interest remitted to administrative agent	$4,759	$5,585	$15,045	$15,231
Non-cash remeasurement adjustment	(22,292)	(3,359)	(34,170)	(1,553)
Interest expense, net of remeasurement on OMIDRIA royalty obligation	(17,533)	2,226	(19,125)	13,678

2026 Notes
Contractual interest expense	248	1,284	2,323	6,488
Amortization of debt discount and issuance costs	20	144	260	713
Interest expense on 2026 Notes	268	1,428	2,583	7,201

Term Loan
Contractual interest expense	2,258	2,433	6,723	3,147
Amortization of debt premium and issuance costs	(1,512)	(2,060)	(4,727)	(2,659)
Interest expense on Term Loan	746	373	1,996	488

2029 Notes
Contractual interest expense	1,682	—	2,541	—
Amortization of debt discount and issuance costs	1,458	—	2,206	—
Interest expense on 2029 Notes	3,140	—	4,747	—

Finance leases and other	24	25	113	131

Total interest expense, net of remeasurement adjustments and other	$(13,355)	$4,052	$(9,686)	$21,498

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

For the three months ended September 30, 2025, interest expense decreased $17.5 million compared to the same period in 2024. The decrease primarily relates to $22.3 million of non-cash remeasurement costs on the OMIDRIA royalty obligation to reflect a change in forecasted OMIDRIA cash flows from Rayner. Excluding the OMIDRIA royalty obligation and any non-cash amortization of debt discount, premium, or issuance costs, contractual interest expense increased $0.5 million primarily due to incurring a full quarter of interest expense on the 2029 Notes issued in May 2025 at a higher rate of interest than the 2026 Notes.

For the nine months ended September 30, 2025, interest expense decreased $31.2 million compared to the same period in 2024. The decrease primarily relates to $32.6 million of non-cash remeasurement costs on the OMIDRIA royalty obligation to reflect a change in forecasted OMIDRIA cash flows from Rayner. Excluding the OMIDRIA royalty obligation and any non-cash amortization of debt discount, premium, or issuance costs, contractual interest expense increased $1.9 million due to (i) incurring nine months of interest on our Term Loan compared to four months of interest in the prior year period as the Term Loan was issued in June 2024 and (ii) incurring interest on the 2029 Notes at a higher coupon rate of interest than the 2026 Notes for which they were exchanged.

For further information see “Note 6 — Debt” and “Note 8 – OMIDRIA Royalty Obligation” in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

We expect that interest expense for the fourth quarter of 2025 will be higher compared to the third quarter, under the assumption that there is no remeasurement adjustment to the OMIDRIA contract royalty obligation.

Interest and Other Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands)
Interest and other income	$616	$2,346	$2,979	$9,008

Interest and other income decreased $1.7 million and $6.0 million, respectively, for the three and nine months ended September 30, 2025 as compared to the same periods in 2024 primarily due to holding a lower average cash and investment balance than in the prior year periods.

We expect interest and other income for the fourth quarter of 2025 to be slightly higher compared to the third quarter of this year due to higher anticipated cash balances.

Loss on early extinguishment of 2026 convertible senior notes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands)
Loss on early extinguishment of convertible senior notes	$—	$—	$(2,968)	$—

In May 2025, we exchanged $70.8 million principal amount of 2026 Notes for the same principal of 2029 Notes and entered into agreements to equitize $10.0 million of 2026 Notes, realizing a $3.0 million non-cash loss on extinguishment. The extinguishment reflects marking-to-market the 2029 Notes and the expensing of capitalized debt issuance costs on the retired portion of the 2026 Notes.

Net loss on change in fair value of financial instruments

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands)
Net loss on change in fair value of financial instruments	$(8,822)	$—	$(680)	$—

Our embedded derivatives comprise call and put options related to our 2029 Notes and Term Loan. The $8.8 million increase in net loss for the three months ended September 30, 2025 reflects (i) a $7.1 million net liability increase in the fair value of our 2029 Notes embedded derivative reflecting the option of holders to convert their notes into shares of common stock, which is affected by an increase in our stock price, and (ii) a $1.7 million net liability change in our Term Loan embedded derivative reflecting a greater likelihood of a prepayment occurring due to signing of the APLA and the anticipated Closing of the Transaction with Novo Nordisk.

The $0.7 million increase in net loss for the nine months ended September 30, 2025 reflects a $1.8 million net liability change in our Term Loan embedded derivative, offset by a $0.8 million net liability decrease in our 2029 embedded derivative and a $0.3 million remeasurement of the share-settled liability.

Discontinued operations and the OMIDRIA contract royalty asset

Net income from OMIDRIA discontinued operations, net of tax is shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands)
Interest earned on OMIDRIA contract royalty asset	$3,682	$4,210	$11,521	$12,824
Remeasurement adjustments	(13,403)	731	(16,383)	7,384
Other income (loss), net	44	(60)	(250)	423
Ex-US royalties	3	—	9	—
Net income (loss) from discontinued operations, net of tax	$(9,674)	$4,881	$(5,103)	$20,631

Net income (loss) from discontinued operations decreased $14.6 million and $25.7 million, respectively, for the three and nine months ended September 30, 2025 due to remeasurement of the OMIDRIA contract royalty asset. The decrease was primarily attributable to a remeasurement of our OMIDRIA contract royalty asset to reflect lower forecasted sales of OMIDRIA.

The following schedule presents a roll forward of the OMIDRIA contract royalty asset (in thousands):

OMIDRIA contract royalty asset at December 31, 2024	$153,349
Royalties earned	(24,404)
Interest earned on OMIDRIA contract royalty asset	11,521
Remeasurement adjustments	(16,383)
OMIDRIA contract royalty asset at September 30, 2025	$124,083

Financial Condition – Liquidity and Capital Resources

As of September 30, 2025, we had cash, cash equivalents, and short-term investments of $36.1 million. For the nine months ended September 30, 2025, our cash used in operations was $76.3 million and included a net loss for the period of $89.8 million.

Pursuant to a covenant in the Credit Agreement entered into on June 3, 2024, we must maintain $25.0 million of unrestricted cash, cash equivalents, and short-term investments at all times. We have maintained a balance of unrestricted cash, cash equivalents, and short-term investments greater than $25.0 million and at no time during the quarter or through the date of issuance of these condensed consolidated financial statements have we been in violation of any of our debt covenants.

In recent years, Omeros has incurred net losses from continuing operations and negative cash flows from operations.

We will be entitled to receive an upfront cash payment of $240.0 million upon Closing of the Transaction with Novo Nordisk, which is expected to occur in the fourth quarter of 2025. As such, the Closing will result in the mandatory prepayment of all outstanding obligations under our Credit Agreement and a portion of the proceeds will be applied at the Closing to fund full repayment of the $67.1 million outstanding principal amount of Term Loan, along with a 5.0% prepayment premium, certain expenses, and accrued and unpaid interest. Repayment will result in termination of the Credit Agreement and the release in full of all liens and covenants thereunder.

On July 28, 2025, in a registered direct offering, we issued and sold to entities managed by Polar Asset Management Partners 5,365,853 shares of our common stock at a price of $4.10 per share, representing a 14% premium to the closing price of our common stock on the date of the definitive agreement for the purchase of the shares. We received $20.3 million in cash proceeds net of offering expenses.

Further, we have a sales agreement pursuant to an at-the-market (“ATM”) equity offering facility through which we may, from time to time, offer and sell shares of our common stock equaling an aggregate amount of up to $150.0 million. During the three and nine months ended September 30, 2025, we received $9.0 million and $15.3 million, respectively, of net proceeds from the sale of our common stock through the ATM facility and have received $3.6 million subsequent to September 30, 2025.

If the ATM facility is needed but inaccessible, we are not able to close the Transaction with Novo Nordisk when anticipated, or we are not able to obtain debt and/or royalty-related financing and/or partnering funding in connection with a near-term regulatory approval of narsoplimab, it would have a significant negative impact on our financial condition. For purposes of determining available capital resources, any future royalty and/or milestone receipts are excluded. We have taken steps to manage our operating expenses and reduce our projected cash requirements by delaying clinical trials and reducing selected research and development efforts. Should it be necessary, we may determine to further reduce or delay these or other aspects of our operations and/or implement other restructuring activities. Furthermore, as we currently do not have an ongoing source of revenue sufficient to cover our operating costs, should the need arise to raise further capital for our operations, we may pursue public and private offerings of our equity securities, debt financings, future royalty sales, or other strategic transactions, which may include licensing or selling a portion or all of one or more of our existing technologies.

The conditions described above, including the need to raise additional capital, when evaluated in accordance with the relevant accounting literature, raise substantial doubt with respect to our ability to meet our obligations through one year from the issuance of the Company's condensed consolidated financial statements. Our ability to continue as a going concern will require us to generate positive cash flow from operations, obtain additional financing, enter into strategic alliances, and/or sell assets, and this determination is made without considering any such potential future activities. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to our ability to continue as a going concern or to the expected Closing of the Transaction with Novo Nordisk.

Cash Flow Data

	Nine Months Ended
	September 30,
	2025	2024
	(In thousands)
Selected cash flow data
Cash provided by (used in):
Operating activities	$(76,252)	$(119,823)
Investing activities	$52,977	$47,263
Financing activities	$22,270	$66,976

Operating Activities. Net cash used in operating activities for the nine months ended September 30, 2025 decreased by $43.6 million as compared to the same period in 2024, driven primarily by a $35.7 million decrease in net loss and a $17.4 million increase in accounts payable, partially offset by $9.8 million of non-cash items, which is primarily comprised of remeasurement adjustments on forecasted OMIDRIA royalties affecting both the OMIDRIA contract royalty asset and OMIDRIA royalty obligation.

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

Net cash provided by investing activities during the nine months ended September 30, 2025 increased by $5.7 million, reflecting the timing of purchase of investments from proceeds received on maturities and sales.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2025 decreased by $44.7 million, primarily due to the change in financing activities between the current year and the prior year. In the current year, we received proceeds from our registered direct offering from Polar of $20.3 million and ATM proceeds of $15.3 million. In the prior year, we received $115.5 million in cash from DRI related to the sale of expanded OMIDRIA royalties in February 2024, which was partially offset by repurchases of $21.2 million in aggregate principal amount of our 2026 Notes and $11.9 million of shares of our common stock.

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

Operating Leases

Our lease for our office and laboratory space ends in November 2027. We have two options to extend the lease term by five years each. In addition, we carry various finance lease obligations for laboratory and office equipment. As of September 30, 2025, the remaining aggregate non-cancelable rent payable under the initial term of the lease, excluding common area maintenance and related operating expenses, is $15.1 million.

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

Cash, Cash Equivalents and Short-Term Investments

The primary objective of our investment activities is to preserve our capital to fund operations, and we do not enter into financial instruments for trading or speculative purposes. We also seek to maximize income from our investments without assuming significant risk. As of September 30, 2025, we had cash, cash equivalents, and short-term investments of $36.1 million. In accordance with our investment policy, we invest funds in high credit quality securities such as money market funds, certificates of deposit and U.S. treasury bills to limit credit risk. The money market funds in our investment portfolio are not leveraged and are classified as available-for-sale. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a materially negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates and, with our current portfolio of short-term investments, we are not exposed to potential loss due to changes in interest rates.

Convertible Notes, Term Debt and Embedded Derivatives

As of September 30, 2025 and December 31, 2024, we had fixed-rate borrowings from our 2026 Notes and 2029 Notes. We record all of our fixed-rate borrowings at amortized cost and, therefore, do not experience any risk for changes in interest rates. However, we include embedded derivatives along with our debt in our reporting of our 2029 Notes in our condensed consolidated balance sheet. The derivatives on our 2029 Notes are marked to fair value every reporting period. The fair value inputs to the derivative valuation include stock price, unsecuritized discount rate, risk-free rate, volatility, and term. Consequently, we may incur gains and losses on the derivative as changes occur in any of these inputs at each reporting period. For further details see “Note 4 — Fair Value Measurements” and “Note 6 — Debt” in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

As of each of September 30, 2025 and December 31, 2024, our Term Loan borrowings were recorded at amortized cost. However, interest is calculated based on adjusted SOFR, subject to a 3.00% floor, plus 8.75% per annum. Therefore, we experience exposure to any adjustments in the adjusted SOFR. Our Term Loan includes embedded derivatives that may be affected by provisions under the Credit Agreement requiring prepayment. The Closing of the Transaction with Novo Nordisk would require mandatory prepayment of the full loan balance along with a 5.00% prepayment premium, payment of accrued and unpaid interest and certain expenses.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2025. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 1A. RISK FACTORS

We operate in an environment that involves a number of risks and uncertainties. Before making an investment decision you should carefully consider the risks described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 31, 2025. In assessing the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024, you should also refer to the other information included therein and in this Quarterly Report on Form 10-Q, including the supplemental risk factor below. In addition, we may be adversely affected by risks that we currently deem to be immaterial or by other risks that are not currently known to us. Due to these risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. The trading price of our common stock could decline due to any of these risks and you may lose all or part of your investment.

The Transaction with Novo Nordisk may not close when anticipated, or at all, and a significant delay or failure to close the Transaction would materially adversely affect our business, financial condition, results of operations, strategic plans, future operating performance, and, ultimately, ability to continue as a going concern.

We have entered into the APLA pursuant to which Novo Nordisk will receive exclusive global rights to develop and commercialize zaltenibart in all indications. Under the terms and conditions of the APLA, we will be eligible to receive up to a total of $2.1 billion in upfront and milestone-based payments, plus tiered royalties on net sales of commercialized products. This total includes an upfront payment of $240.0 million payable in cash upon Closing of the Transaction. The receipt of this upfront payment would enable us to (i) repay in full all obligations outstanding under our Credit Agreement, (ii) repay at maturity the remaining $17.1 million principal balance of our 2026 Notes, and (iii) provide sufficient capital for at least 12 months of post-closing operations, including the potential launch of narsoplimab. We do not have sufficient cash on hand to fund these expenses without receipt of the upfront payment from Novo Nordisk.

Completion of the Transaction is subject to customary closing conditions, including the expiration or early termination of the ongoing waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Act”). The Transaction is expected to close in the fourth quarter of 2025. However, there can be no assurance that the waiting period under the HSR Act will expire or be terminated or that any other closing conditions will be satisfied. The pendency of the Transaction may create uncertainty or disruption in our business relationships, including with personnel and vendors, and could divert management’s attention from ongoing operations. If the Transaction does not close, whether due to the inability to obtain HSR Act clearance or the failure of any other closing condition, we will not receive the upfront payment and, further, will not realize the anticipated benefits of the Transaction as a whole. This would materially adversely affect our business, financial condition, and results of operations, including our ability to comply with affirmative covenants under our Credit Agreement. It would also materially adversely affect our strategic plans, including those related to the potential launch of narsoplimab, and would, in turn, materially adversely affect our future operating performance. Ultimately, the failure to close the Transaction may materially adversely affect our ability to continue as a going concern.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 12, 2025, we entered into Note Conversion Agreements, which resulted in the conversion of $10.0 million aggregate principal amount of 2026 Notes held by two holders into 2,819,866 shares of our common stock in three tranches. We did not receive new cash proceeds in connection with the Equitization Transaction. The shares of common stock were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)   None.

(b)   None.

(c) During the three months ended September 30, 2025, none of our directors or Section 16 reporting officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

OMEROS CORPORATION

Dated: November 13, 2025	/s/ Gregory A. Demopulos
Gregory A. Demopulos, M.D.
President, Chief Executive Officer and Chairman of the Board of Directors

Dated: November 13, 2025	/s/ David J. Borges
David J. Borges
Vice President, Finance, Chief Accounting Officer and Treasurer