Form 10-K
period 2025-12-31
OMEROS CORP
filed 2026-03-31
CIK 1285819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $172,381,173.

As of March 27, 2026, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 71,996,171.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement with respect to the 2026 Annual Meeting of Shareholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which are subject to the “safe harbor” created by those sections for such statements. Forward-looking statements are based on our management’s beliefs and assumptions and on currently available information. All statements other than statements of historical fact are “forward-looking statements.” Terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” and similar expressions and variations thereof are intended to identify forward-looking statements, but these terms are not the exclusive means of identifying such statements. Examples of these statements include, but are not limited to, statements regarding:

●     our future performance, financial position and results of operations, including our expectations relating to income from product sales revenue, milestone payments potentially payable to us under certain agreements and other sources, our estimates of future operating expenses and projections regarding how long our existing cash, cash equivalents and short-term investments will fund our anticipated operating expenses, capital expenditures, and debt service obligations;

●     the availability of capital resources, including our ability to raise additional capital through the capital markets or one or more future equity offerings, debt financings, industry collaborations, licensing arrangements, asset sales, or other means;

●     our plans for sales, marketing, and distribution of YARTEMLEA® and our estimates and expectations regarding coverage and reimbursement for YARTEMLEA;

●     our expectations regarding anticipated or potential paths to regulatory approval of YARTEMLEA by the European Medicines Agency (“EMA”), including whether a decision on our marketing authorization application (“MAA”) for narsoplimab in hematopoietic stem cell transplant-associated thrombotic microangiopathy (“TA-TMA”) will be issued within the expected timeframe, and whether the EMA or any other regulatory authority will ultimately grant approval for narsoplimab in TA-TMA or in any other indication;

●     our expectations regarding supply and manufacturing of YARTEMLEA drug substance and finished drug product and the performance of the contract manufacturers on whom we rely to manufacture YARTEMLEA for commercial sale and for support with associated regulatory obligations, and our expectations related to manufacturing and supply of our product candidates in development;

●     our expectations about the commercial competition that YARTEMLEA or our product candidates, if commercialized, face or may face;

●     our expectations relating to the Asset Purchase and License Agreement (the “APLA”), by and between Omeros Corporation and Novo Nordisk Health Care AG (“Novo Nordisk”), including Novo Nordisk’s anticipated development plans for zaltenibart, anticipated outcomes of such plans and the amounts potentially payable to us under the terms of the APLA;

●     our expectations regarding amounts potentially payable to us based on sales of our former commercial ophthalmology product OMIDRIA® under relevant agreements;

●     our expectations regarding the clinical, therapeutic, and competitive benefits and importance of YARTEMLEA, zaltenibart, and the product candidates within our development pipeline;

●     our expectations regarding planned or ongoing clinical trials, including anticipated strategies for future clinical development of our internal or partnered products and development candidates, and our ability or our partners’ ability to design, initiate and/or successfully complete clinical trials and other studies;

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

●    our ability to consummate licensing, partnering or other transactions and the benefits, if any, we would receive from any such transactions; and

●    the factors on which we base our estimates for accounting purposes and our expectations regarding the effect of changes in accounting guidance or standards on our operating results.

i

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

ii

OMEROS CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED December 31, 2025

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

ITEM 1.             BUSINESS

Overview

Omeros Corporation (“Omeros,” the “Company” or “we”) is an innovative, commercial-stage biotechnology company that discovers and develops first-in-class protein and small-molecule therapeutics for large-market and orphan indications, with particular emphasis on complement-mediated diseases, cancers, and addictive or compulsive disorders.

Our complement-targeted product, product candidates, and therapeutic programs are primarily focused on diseases and disorders associated with the lectin and/or alternative pathways of complement. Our lectin pathway program includes inhibitors of mannan-binding lectin-associated serine protease 2 (“MASP-2”) and our alternative pathway program includes inhibitors of mannan-binding lectin-associated serine protease 3 (“MASP-3”).

Our Commercial Product: YARTEMLEA® (narsoplimab-wuug)

YARTEMLEA® (narsoplimab-wuug) is the first and only approved therapy for hematopoietic stem cell transplant-associated thrombotic microangiopathy (“TA-TMA”), an often-fatal complication of stem cell transplantation driven by activation of the lectin pathway of complement. YARTEMLEA selectively inhibits MASP-2, the effector enzyme of the lectin pathway, blocking the pathway’s activation while preserving classical and alternative complement functions important for host defense against infection.

YARTEMLEA was approved by the U.S. Food and Drug Administration (“FDA”) on December 23, 2025 for the treatment of TA-TMA in adult and pediatric patients aged two years and older. Unlike other complement inhibitors, YARTEMLEA has no boxed warning and no Risk Evaluation and Mitigation Strategy (“REMS”), and vaccinations are not required prior to treatment. Commercial distribution and sales of YARTEMLEA began in January 2026.

A marketing authorization application (“MAA”) for YARTEMLEA in TA-TMA has been submitted to the European Medicines Agency (“EMA”) and is being reviewed under EMA’s centralized review procedure, which allows review of a single marketing authorization application. If the MAA is approved, it would authorize the product to be marketed in all EU member states and European Economic Area countries. The European Commission (the “EC”) has granted narsoplimab designation as an orphan medicinal product for treatment in hematopoietic stem cell transplantation.

Our Partnered Program: Zaltenibart (OMS906)

As part of our program to develop complement-targeted therapeutics, we identified MASP-3, which has been shown to be the key activator of the complement system’s alternative pathway (“APC”). The complement system is part of the immune system’s innate response, and the APC is considered the amplification loop within the complement system. MASP-3 is responsible for the conversion of pro-factor D to mature factor D; which is necessary for the activation of the APC. We believe that MASP-3 inhibitors have potential applications across a broad range of therapeutic areas and indications, including paroxysmal nocturnal hemoglobinuria (PNH), renal diseases such as immunoglobulin A nephropathy (IgAN), C3 glomerulopathy and atypical hemolytic uremic syndrome, as well as other immune and complement-driven disorders.

On November 25, 2025, we completed a transaction (the “Transaction”) pursuant to an Asset Purchase and License Agreement (“APLA”) between Omeros and Novo Nordisk Healthcare AG (“Novo Nordisk”), dated October 10, 2025, in which Novo Nordisk received exclusive global rights in all indications to develop and commercialize our lead investigational MASP-3 inhibitor, zaltenibart (formerly OMS906), and certain related compounds and products. Zaltenibart is a first-in-class, late-stage clinical humanized monoclonal antibody targeting MASP-3, the most upstream and key activator of the alternative pathway of the complement system. Zaltenibart has shown multiple potential advantages over other alternative pathway inhibitors in development and on the market.

At the closing of the Transaction, we received an upfront cash payment of $240.0 million. In addition, we are eligible to receive (i) up to $510.0 million in one-time milestone payments upon the first achievement by Novo Nordisk or its affiliates or sublicensees of each of the development and approval milestone events as set forth in the APLA and (ii) up to $1.3 billion in one-time milestone payments upon the first achievement by Novo Nordisk or its affiliates or sublicensees of certain sales-based milestone events as set forth in the APLA. We are also eligible under the APLA to receive tiered royalties on annual net sales of products at percentage rates ranging from high single digit to high teens, subject to reduction in certain circumstances, as set forth in the APLA. In total, we are eligible to receive up to an additional $1.8 billion in potential development and commercial milestones, plus tiered royalties on net sales.

Pursuant to the APLA, we sold and transferred, and Novo Nordisk purchased zaltenibart and certain related assets, and the parties agreed to grant and receive certain intellectual property licenses to facilitate the continued development and commercialization activities of both companies. We retain rights to our MASP-3 small-molecule program unrelated to zaltenibart, including the ability to develop and commercialize small-molecule MASP-3 inhibitors, across a range of therapeutic areas, including, but not limited to, ophthalmology, neurology, gastrointestinal disorders, dermatology, musculoskeletal diseases, and oncology. We also retain rights to our “grandfathered” MASP-3 antibodies, with temporal and indication restrictions on commercialization and for use in advancing our small-molecule therapeutics.

In accordance with the APLA, at the closing of the Transaction, Omeros and Novo Nordisk entered into a transition services agreement (the “Transition Services Agreement”) pursuant to which we are providing certain transition services to Novo Nordisk to facilitate the transfer of the acquired assets and liabilities under the APLA and to provide for the continued operation of relevant studies and program activities during the applicable term. Subject to certain exceptions and limitations, Novo Nordisk reimburses us for costs and expenses we incur under the Transition Services Agreement, including third-party costs and expenses, costs associated with delivery of transition services by Omeros personnel on an hourly basis at rates specified in the Transition Services Agreement, and for our inventories of zaltenibart drug substance and product.

Our Product Candidates and Development Programs

Our clinical product candidates consist of the following:

Product Candidate/Program	Targeted Disease(s)	Development Status	Next Expected Milestone
Narsoplimab (MASP-2 / Lectin Pathway)	Acute respiratory distress syndrome (“ARDS”), including severe acute COVID-19, which can result in post-acute sequelae of SARS-CoV-2 infection (“PASC,” i.e., long COVID)	Phase 2 clinical trial in severe COVID-19 completed, and animal studies completed in bacterially, virally, and chemically induced ARDS	Initiation of one or more Phase 2 clinical trials in ARDS
OMS1029 (MASP-2 / Lectin Pathway)	Long-acting second-generation antibody targeting lectin pathway disorders	Phase 1 studies completed	Finalize indication and initiate Phase 2 clinical trial
OMS527 (PDE7)	Cocaine use disorder (“CUD”); other addictive and compulsive disorders; movement disorders	Phase 1b study in adult cocaine using subjects contracted and pending initiation with committed funding from National Institute on Drug Abuse (“NIDA”)	Complete NIDA-funded Phase 1b clinical trial in cocaine using subjects

Our pipeline of preclinical development programs includes the following:

Preclinical Program	Targeted Disease(s)	Development Status	Next Expected Milestone
MASP-2: small-molecule inhibitors	Lectin pathway disorders	Final stage of selecting drug development candidate	Achieve clearance of an Investigational New Drug (“IND”) application to allow initiation of clinical trials
MASP-3: small-molecule inhibitors	Alternative pathway disorders	Assessing molecules to select a drug development candidate	Select drug development candidate for clinical trials
OncotoX-AML	Acute myeloid leukemia	Completed selection of drug development candidate	Achieve clearance of an IND application to allow initiation of clinical trials
Targeted Complement Activating Therapy (T-CAT)	Multidrug-resistant organisms	Conducting animal studies to allow selection of initial drug development candidate for initial targeted multidrug resistant bacterial infectious disease	Select drug development candidate for clinical trials

Complement Inhibitor Programs

We are a worldwide leader in complement science and in the development of therapeutics focused on modulating the activation of the complement system, a group of specialized proteins that comprise an important part of the body’s immune system and protect against invasive pathogens as well as damaged cells inside the body. When triggered, the various components of complement cooperate to generate an immune response that fights infection and clears damaged or dead cells, maintaining healthy function of the body’s systems. However, dysregulation of the complement system (i.e., over- or under-activation) can be harmful and is associated with increased vulnerability to infections and non-infectious diseases, including autoimmune disorders, chronic inflammation, thrombotic microangiopathy, and cancer.

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

YARTEMLEA® (narsoplimab)

The first FDA-approved product from our portfolio of complement-targeted therapeutics is YARTEMLEA (narsoplimab), a proprietary, patented human monoclonal antibody targeting MASP-2 and the lectin pathway of complement.  Narsoplimab was approved by FDA on December 23, 2025, becoming the first approved inhibitor of the lectin pathway, as well as the first and only approved treatment for TA-TMA. For more information regarding commercialization of YARTEMLEA (“narsoplimab-wuug”), which is marketed in the U.S. for the treatment of TA-TMA, see “Our Commercial Product: YARTEMLEA® (narsoplimab-wuug)” above.

We intend to continue clinical development of YARTEMLEA to evaluate potential opportunities to expand on the approved label in TA-TMA and to develop the drug as a treatment for indications other than TA-TMA.

Indications to which development efforts have been directed include the following:

ARDS: There is strong and increasingly well-established evidence of the central role of the lectin pathway in ARDS, including severe acute COVID-19, which can result in PASC, i.e., long COVID. We have developed mechanistic, in vivo animal data, and proof-of-concept clinical data indicating that narsoplimab may be an effective therapeutic for ARDS and/or related indications. We have also generated compelling data in established animal models across all forms of severe ARDS - bacterially, virally, and chemically induced. We are working to initiate one or more Phase 2 clinical trials in ARDS.

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

OMS1029

Our lectin pathway program also includes OMS1029, our long-acting antibody targeting MASP-2. This next-generation MASP-2 inhibitor is intended to be complementary to YARTEMLEA, enabling us to pursue chronic indications in which dosing convenience would be of significant benefit to patients. We have completed Phase 1 clinical trials evaluating both single-ascending and multiple-ascending doses of OMS1029. Data from these trials demonstrated the feasibility of once quarterly, subcutaneous administration, representing a convenient regimen well-suited for chronically dosed indications that can be administered either in health care centers or self-administered at home. We expect that there are multiple chronic indications that are well suited to treatment with OMS1029. OMS1029 has been well tolerated to date with no safety concerns identified. We are working to finalize selection of an indication and initiate Phase 2 clinical development of OMS1029. OMS1029 drug product and placebo have been manufactured and stored for future use. Available quantities are expected to be sufficient to support a Phase 2 clinical trial.

MASP-3 Program - Alternative Pathway Disorders

As part of our program to develop complement-targeted therapeutics, we have identified MASP-3, which has been shown to be the key activator of the APC, and we believe that we are the first to make this and related discoveries associated with the APC. On November 25, 2025, we completed the sale and transfer to Novo Nordisk of exclusive global rights in all indications to develop and commercialize our lead investigational MASP-3 inhibitor, zaltenibart (formerly OMS906), and certain related compounds and products. We retain rights to our MASP-3 small-molecule program unrelated to zaltenibart, including the ability to develop and commercialize small-molecule MASP-3 inhibitors, across a range of therapeutic areas, including, but not limited to, ophthalmology, neurology, gastrointestinal disorders, dermatology, musculoskeletal diseases, and oncology. We also retain rights to our “grandfathered” MASP-3 antibodies, with temporal and indication restrictions on commercialization and for use in advancing our small-molecule therapeutics. For more information, see “Our Partnered Program: Zaltenibart (OMS906)” above.

Preclinical Complement Inhibitor Programs

We have also directed efforts to development of small-molecule inhibitors of MASP-2 and MASP-3 designed for oral administration. In our MASP-2 small-molecule inhibitor program, we are in the final stage of selecting a drug development candidate. In our MASP-3 small-molecule inhibitor program, we are assessing molecules to select a drug development candidate.

Other Development Programs

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

Cocaine Use Disorder: In April 2023, we were awarded a grant from NIDA, part of the National Institutes of Health, to develop, at NIDA’s request, our lead orally administered PDE7 inhibitor compound for the treatment of cocaine use disorder. NIDA awarded the grant to us for a total of $6.24 million over three years, of which we have claimed and received $2.2 million of funding to date. The grant is intended to support preclinical cocaine interaction/toxicology studies to assess safety of the therapeutic candidate in the presence of concomitant cocaine administration, as well as an in-patient, placebo-controlled clinical study evaluating the safety and efficacy of OMS527 in adult cocaine users who receive concurrent intravenous cocaine.

The preclinical studies, designed with NIDA toxicologists, were completed and showed no drug-interaction or safety issues, supporting the scheduled in-patient human study of OMS527 in cocaine users.  In these studies, the OMS527 therapeutic candidate was co-administered with cocaine in two animal species to rule out enhancement of the detrimental effects of cocaine.

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

FDA subsequently requested additional preclinical information prior to initiating the clinical in-patient study in cocaine users. Together with our collaborators at NIDA, we are scheduled to meet with FDA to discuss that request.

In a previously completed Phase 1 clinical trial in healthy human subjects the lead OMS527 compound was well tolerated with no safety signal of concern and displayed favorable pharmacokinetics, supporting once daily dosing in the dose range expected to produce efficacy in humans.

Levodopa-induced dyskinesia (“LID”): With investigators at Emory University, we are also evaluating an OMS527 PDE7 inhibitor as a potential treatment for LID, which are involuntary and often crippling movements in patients with Parkinson’s disease that are caused by prolonged treatment with levodopa, the most prescribed therapy for Parkinson’s disease. More than 10 million patients are living with Parkinson’s disease worldwide. Reportedly 50% or more of levodopa-treated patients with Parkinson’s disease suffer from LID.

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

OncotoX-AML

We continue to progress preclinical studies within our novel oncology program, which is focused on developing novel, proprietary large molecule therapeutics designed to selectively target and kill dividing cancer cells. We have completed selection of a drug development candidate, and IND-enabling studies are underway for this program, which we refer to as OncotoX-AML. Acute myeloid leukemia (“AML”), an aggressive and highly fatal bone marrow and blood cancer, is the lead indication for development in this program. The effectiveness of current AML treatments, such as chemotherapeutics and antibody-drug conjugates, is limited by a number of factors, including high relapse rates and substantial side effects.

OncotoX-AML is an engineered biologic designed to selectively kill both AML blasts (abnormal myeloid cells) and relapse-related leukemia stem cells. Its unique mechanism of action is independent of myeloid cell genetic mutations, including TP53, NPM1, KMT2A, and FLT3, which are collectively found in approximately 90% of AML patients and are historically difficult to treat.

In preclinical models both in vivo – in immunocompromised mice with human tumors – and in vitro, our AML therapeutic candidate has consistently demonstrated superior efficacy to current AML standard of care treatments and has been well-tolerated in preliminary, preclinical tolerability studies.

In February 2026, we announced the successful completion of our initial study in nonhuman primates evaluating the efficacy and safety of OncotoX-AML. Administration of only one course of OncotoX-AML treatment to immunocompetent primates demonstrated the desired pharmacologic response, specifically marked, selective, reversible, and dose-related reduction in myeloid progenitor cells — the cells that can mutate and lead to AML — by up to 99%. OncotoX-AML was well tolerated. There were no observed safety signals or meaningful changes in blood chemistry values often seen with current AML treatments.

In April 2025, we established the Omeros Oncology Clinical Steering Committee to help advance our OncotoX-AML program. The clinical steering committee is comprised of leaders in AML treatment and research at premier cancer centers. Together with this steering committee, we are designing our first in-human clinical trial.

IND-enabling studies and manufacturing development work is ongoing within our OncotoX-AML program with the goal of entering the clinic by late 2027.

We continue to confirm our results and to generate new data, which we expect will contribute to our intellectual property position.

T-CAT - Infectious Disease

We are also advancing our Targeted Complement Activating Therapy (“T-CAT”) platform: a new class of recombinant antibodies intended for broad action against bacteria, fungi, viruses, and parasites. T-CAT is designed to harness complement activation to kill pathogens directly, which represents a novel approach to infectious disease treatment.

As preclinical animal data continue to accumulate across multiple pathogen classes and species, we believe that T-CAT demonstrates potential against multidrug-resistant organisms (“MDROs”). Effective MDRO therapies remain one of the most urgent and unmet needs in medicine, and we believe that T-CAT has the potential to address this need without contributing to drug resistance. We are currently working to complete preclinical proof of concept studies and evaluate data for several infectious diseases. In well-established in vivo animal models considered predictive of efficacy in humans, T-CAT recombinant antibodies demonstrated effectiveness in treating life-threatening infections caused by Gram-negative and Gram-positive bacteria, including those designated by the World Health Organization as priority pathogens. Patent applications broadly covering this new technology platform have been filed.

Sales, Marketing, and Access

We have retained all worldwide marketing and distribution rights to YARTEMLEA, our product candidates, and our development programs. This allows us to market and sell YARTEMLEA and any product candidate that is approved in the future independently, through arrangements with third parties, or via some combination of these approaches.

We are commercializing YARTEMLEA in the U.S. market and have deployed a field force of account managers and directors, market development managers, access leads, and medical science liaisons to engage directly with transplant centers across the United States. Commercial distribution and sales of YARTEMLEA commenced in January 2026.

At this early stage, our primary launch objectives are fourfold: (i) educate the entire transplant care team, including transplant physicians, nurses, hospital pharmacies, and reimbursement teams, regarding the recently harmonized TA-TMA diagnostic criteria, thereby driving awareness, early diagnosis, and treatment of TA-TMA; (ii) support transplant centers in obtaining their pharmacy and therapeutic committee approvals, adding YARTEMLEA to their formularies to streamline the ordering process and facilitate access to YARTEMLEA in both the in- and out-patient settings; (iii) work with third-party payers to provide timely reimbursement consistent with the YARTEMLEA label and published diagnostic criteria; and (iv) finalize the health economics and outcomes research analysis using the strong clinical efficacy data and favorable safety profile of YARTEMLEA to demonstrate its compelling cost-effectiveness to healthcare providers and payers.

There are 175 stem-cell transplant centers across the U.S., with the top 80 centers representing approximately 80% of procedures. We are initially prioritizing centers with the greatest transplant volume and established TA-TMA expertise.

Additionally, under the YARTEMLEAssist™ patient support program, we expect to offer options for eligible patients who are uninsured, or who have health insurance but cannot afford the out-of-pocket costs required under their plans.

For commercialization of YARTEMLEA outside the U.S., we are evaluating potential partnerships, both broad ex-U.S. arrangements and regional collaborations.

Manufacturing, Supply, and Commercial Operations

We have laboratories in-house for analytical method development, bioanalytical testing, formulation, non-GMP stability testing, and small-scale compounding of laboratory supplies of product candidates; however, we do not own or operate internal manufacturing facilities capable of producing sufficient quantities of our product candidates under current Good Manufacturing Practices (“cGMP”) for use in clinical studies, or for the manufacture of YARTEMLEA for commercial use.

YARTEMLEA. In July 2019, we entered into a master services agreement with Lonza Biologics Tuas Pte. Ltd. (“Lonza”) for the commercial production of YARTEMLEA and for certain regulatory support and related services to be provided by Lonza from time to time. Under the agreement Lonza manufactures YARTEMLEA pursuant to purchase orders issued in accordance with certain forecast and confirmation procedures specified in the contract. We purchase YARTEMLEA that meets agreed specifications in batches, with the price per batch varying according to the total number of batches ordered for serial production in a single manufacturing campaign. We are obligated to purchase a minimum number of batches annually beginning on a specified anniversary of the first commercial sale of YARTEMLEA in either the U.S. or EU. We may be obligated to pay certain fees to Lonza upon cancellation of purchase orders. The initial term of the agreement expires five years after the first commercial sale of YARTEMLEA in either the U.S. or EU and is subject to automatic renewal for an additional four-year term unless we provide notice of non-renewal at least three years prior to the end of the initial term. In addition, either party may terminate the agreement, subject to applicable notice and cure periods under certain circumstances.

We have a Combined Development and Commercial Supply Agreement, effective May 16, 2018, with Vetter Pharma International, GmbH (“Vetter”) under which the process for manufacturing of sterile liquid vials pre-filled with finished YARTEMLEA was developed and validated, and pursuant to which Vetter has agreed to aseptically fill YARTEMLEA in vials for clinical or commercial use. Under the agreement, we must provide Vetter with non-binding rolling forecasts of our long-term supply requirements on a periodic basis and submit purchase orders for YARTEMLEA batches intended for commercial use for confirmation by Vetter within an agreed time before the anticipated delivery date. Pricing for commercial manufacturing services varies based on the number of batches ordered and may be adjusted periodically, subject to limitations specified in the agreement. For commercial-stage manufacturing, each batch ordered must be for a quantity of finished sterile vials that is at least equal to a specified minimum but no more than a specified maximum per batch. We may be obligated to pay certain fees to Vetter upon cancellation purchase orders or in connection with postponement of batches subject to a purchase order. The agreement is effective with respect to the commercial work contemplated thereunder for an initial term five years after which it automatically renews for two-year terms unless either party notifies the other party at least 12 months before the end of the then-current term that it does not intend to renew. In addition, either party may terminate the agreement under certain circumstances, subject to applicable notice and cure periods.

In addition to our agreements with Lonza and Vetter, we utilize a third-party vendor for labelling and final packaging of YARTEMELA finished goods.

We have not entered into commercial supply agreements for any of our product candidates other than YARTEMLEA.

Zaltenibart. Under the Transition Services Agreement, we are transitioning to Novo Nordisk certain agreements and relationships with third parties that manufacture, store, and distribute zaltenibart for use in preclinical and clinical studies.

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

License and Development Agreements

MASP-3

Novo Nordisk. Concurrent with the closing of the Transaction, Novo Nordisk granted to us exclusive, worldwide, royalty-free, transferrable (solely in connection with a permitted assignment of the APLA), sublicensable (in accordance with the APLA), perpetual and irrevocable (except as set forth in the APLA) licenses under certain technology that we licensed or assigned to Novo Nordisk pursuant to the APLA. This license, along with certain retained intellectual property rights, enables us to exploit certain grandfathered MASP-3 products and compounds directed to certain indications as permitted under the APLA.

PDE7

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

YARTEMLEA is currently the only approved treatment for TA-TMA. However, a number of complement-targeted therapeutics that have historically been used off-label to treat TA-TMA patients, including the C5 inhibitors Soliris® (eculizumab) and Ultomiris® (ravulizumab-cwvz), and YARTEMLEA may face competition from continued off-label use of these products. A Phase 3 clinical trial of ravulizumab in pediatric TA-TMA patients did not meet its pre-specified primary endpoint. Additionally, we understand that a Phase 3 clinical trial of ravulizumab in adult patients with TA-TMA has been completed, although trial results have not been announced. YARTEMLEA would face increased competition in the market for TA-TMA therapies if ravulizumab or any other product is approved for treatment of TA-TMA.

In addition to Soliris and Ultomiris, there are a number of other therapeutics that are either on the market or are in advanced stages of clinical development, including Empaveli® (pegcetacoplan), Tavneos® (avocopan), PiaSky® (crovalimab-akkz), Voydeya (danicopan) and Fabhalta® (iptacopan). YARTEMLEA, OMS1029 and any of our other complement-targeting development candidates may face competition from branded,  generic, and/or biosimilar versions of one or more of these products if approved for any indication(s) for which one or more of these potentially competitive products are also approved or for which a potentially competitive product is used off-label to treat a relevant condition.

Intellectual Property

We have retained control of all worldwide manufacturing, marketing, and distribution rights for YARTEMLEA and each of our product candidates and programs, with the exception of our MASP-3 inhibitor program following the sale and license to Novo Nordisk of assets and development rights related to zaltenibart and certain related compounds and products. Some of our product candidates and programs are based on inventions and other intellectual property rights that we acquired through assignments, exclusive licenses, or acquisitions described in further detail under “License and Development Agreements” above.

We own or hold worldwide exclusive licenses to issued patents and pending patent applications in the U.S. and foreign markets directed to therapeutic compositions and methods and other technologies related to YARTEMLEA and our research and development programs. For each program, our decision to seek patent protection in specific foreign markets, in addition to the U.S., is based on many factors, including one or more of the following: our available resources, the size of the commercial market, the presence of a potential competitor or a contract manufacturer in the market and whether the legal authorities in the market effectively enforce patent rights. Unless otherwise noted, our patents generally have the same term in the U.S. and Europe.

●     MASP-2 Program  – YARTEMLEA (narsoplimab-wuug) (OMS721) and OMS1029. We own and hold worldwide exclusive licenses to rights in connection with MASP-2, antibodies targeting MASP-2, small-molecule MASP-2 inhibitors, and related therapeutic applications. Within our MASP-2 program, our YARTEMLEA-related patents have terms that will expire as late as 2037 and, if currently pending patent applications are issued, as late as 2042. Other patents within our MASP-2 program have terms that will expire as late as 2042.

●     MASP-3 Program. Pursuant to the APLA, Novo Nordisk received exclusive global rights in all indications to develop and commercialize zaltenibart (OMS906), and certain related compounds and products. We retained certain patent applications in connection with our grandfathered MASP-3 program unrelated to zaltenibart, and, if the currently pending patent applications are issued, they will have terms that expire as late as 2046. Further, we hold certain licenses from Novo Nordisk in connection with our grandfathered MASP-3 program unrelated to zaltenibart. For more information regarding these licenses, see “License and Development Agreements.”

●     PDE7 Program – OMS527. Our PDE7-related patents have terms that will expire as late as 2031 in the U.S. and 2033 in Europe and, if currently pending patent applications are issued, as late as 2044 in both the U.S. and Europe. Additionally, we hold certain licenses from Daiichi Sankyo. For a more detailed description of our agreement with Daiichi Sankyo, see “License and Development Agreements” above.

●     Oncology Program. Our oncology-related patent applications have terms that will expire as late as 2046, if currently pending patent applications are issued.

●     T-CAT Program. Our T-CAT-related patents have terms that will expire as late as 2042 and, if currently pending patent applications are issued, as late as 2046.

All of our employees enter into our standard employee proprietary information and inventions agreement, which includes confidentiality provisions and provides us ownership of all inventions and other intellectual property made by our employees that pertain to our business or that relate to our employees’ work for us or that result from the use of our resources. Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of the use, formulation and structure of our product, product candidates and the methods used to manufacture them, as well as on our ability to defend successfully these patents against third-party challenges. Our ability to protect our product and product candidates from unauthorized making, using, selling, offering to sell or importing by third parties is dependent on the extent to which we have rights under valid and enforceable patents that cover these activities.

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

We have registered, and intend to maintain, the trademark “OMEROS”, as well as the associated “alpha/omega” logo within the U.S. Patent and Trademark Office (“USPTO”) and various foreign jurisdictions in connection with the products and services we offer. We also have registered, and intend to maintain, the trademark “YARTEMLEA”, the brand name under which we market narsoplimab for commercial sale, within the USPTO and certain foreign jurisdictions. We are not aware of any material claims of infringement or other challenges to our right to use our trademarks in the U.S. or any other jurisdiction.

Government Regulation

Government authorities in the U.S., the European Union (the “EU”) and other countries extensively regulate the research, development, testing, manufacture, labeling, promotion, advertising, distribution, marketing, and export and import of drug and biologic products including YARTEMLEA and the product candidates that we are developing. Failure to comply with applicable requirements, both before and after receipt of regulatory approval, may subject us, our third-party manufacturers, and other partners to administrative and judicial sanctions, such as warning letters, product recalls, product seizures, a delay in approving or refusal to approve pending applications, civil and other monetary penalties, total or partial suspension of production or distribution, injunctions, and/or criminal prosecutions.

In the U.S., our product candidates are regulated by FDA as drugs or biologics under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and implementing regulations and under the Public Health Service Act (“PHSA”). In the EU, our product candidates are regulated by the EMA and national medicines regulators under the rules governing medicinal products in the EU as well as national regulations in individual countries. YARTEMLEA has received marketing approval from the FDA and is under review by EMA in the EU. Our product candidates are in various stages of testing and none of our product candidates has received marketing approval from FDA or the applicable regulatory authorities in the EU.

The steps required before a product may be approved for marketing by FDA, or the applicable regulatory authorities outside of the U.S., typically include the following:

●     formulation development and manufacturing process development;

●     preclinical laboratory and animal testing;

●     submission to FDA of an IND for human clinical testing, which must become effective before human clinical trials may begin; in the EU Member States and in European Economic Area countries a Clinical Trial Application (“CTA”) is submitted to the Clinical Trials Information System; in other countries outside of the U.S. and Europe, a CTA is filed according to the country’s local regulations;

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

●     Phase 2 usually involves trials in a limited patient population with the disease or condition for which the product is being developed to evaluate appropriate dosage, to identify possible adverse side effects and safety risks, and to evaluate the effectiveness of the product for specific indications.

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

Some of our product candidates, such as those from our MASP-2, MASP-3, OncotoX-AML, and T-CAT programs, are considered biologics because they are proteins that are greater than 40 amino acids in size. The added complexity associated with manufacturing biologics may result in additional monitoring of the manufacturing process and product changes.

In addition, we, our suppliers and our contract manufacturers are required to comply with extensive regulatory requirements both before and after approval. For example, we must establish a pharmacovigilance system and are required to report adverse reactions and production problems, if any, to the regulatory authorities. We must also comply with certain requirements concerning advertising and promotion for our products. The regulatory authorities may impose specific obligations as a condition of the marketing authorization, such as additional safety monitoring, or the conduct of additional clinical trials or post-marketing safety studies, or the imposition of a REMS, which could include significant restrictions on distribution or use of the product. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval. Accordingly, manufacturers must continue to expend time, money, and effort in all areas of regulatory compliance, including production and quality control to comply with cGMP. In addition, discovery of problems such as safety issues may result in changes in labeling or restrictions on a product manufacturer or marketing authorization holder, including removal of the product from the market.

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

Drug Supply Chain Security Act. Title II (the Drug Supply Chain Security Act (the “DSCSA”)), of the Drug Quality and Security Act imposes on manufacturers of certain pharmaceutical products new obligations related to product tracking and tracing, among others, which began a several-year phase-in process in 2015. Among the requirements of this legislation, manufacturers subject to the DSCSA are required to provide certain documentation regarding the drug product to trading partners to which product ownership is transferred, label drug product with a product identifier (i.e., serialize), respond to verification requests from trading partners, provide transaction documentation upon request by federal or state government entities, and keep certain records regarding the drug product. The transfer of information to subsequent product owners by manufacturers must be done electronically. For products and transactions falling within DSCSA’s scope, manufacturers are required to verify that purchasers of the manufacturers’ products are appropriately licensed. Further, under the DSCSA, covered manufacturers have drug product investigation, quarantine, disposition, and notification responsibilities for product that is reasonably believed or that credible evidence shows to be counterfeit, diverted, stolen, intentionally adulterated such that the product would result in serious adverse health consequences or death, be the subject of fraudulent transactions or be otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death. Anti-counterfeiting and serialization requirements similar to those under the DSCSA have also been adopted in the EU and became effective in February 2019.

Foreign Regulatory Requirements. Outside the U.S., our ability to conduct clinical trials or market our products will also depend on receiving the requisite authorizations from the appropriate regulatory authorities. The foreign regulatory approval processes include similar requirements and many of the risks associated with FDA and/or the EU approval process described above, although the precise requirements may vary from country to country.

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

Healthcare compliance laws. In the U.S., commercialization of YARTEMLEA and our product candidates, if approved, is subject to regulation and enforcement under a number of federal and state healthcare compliance laws administered and enforced by various agencies. These include, but are not limited to, the following:

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

●     a variety of governmental pricing, price reporting, and rebate requirements, including those under Medicaid, Medicare, and the Veterans Health Care Act; and

●     the so-called Sunshine Act and certain provisions of the Affordable Care Act, which require that we report to the federal government information on certain financial payments and other transfers of value made to certain health care providers and institutions, as well as certain information regarding our distribution of drug samples.

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

Pharmaceutical Pricing and Reimbursement

Overview. In both U.S. and foreign markets, our ability to commercialize YARTEMLEA and any of our product candidates that are approved successfully, and to attract commercialization partners for YARTEMLEA and our product candidates, if approved, depends in significant part on the availability of coverage and adequate financial reimbursement from third-party payers including, in the U.S., managed care organizations and other private health insurers as well as governmental payers such as the Medicare and Medicaid programs. Reimbursement by a third-party payer may depend on a number of factors, including the payer’s determination that use of a product is:

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

Third-party private and governmental payers are increasingly challenging the prices charged for medicines and examining their cost-effectiveness in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost effectiveness of our products or product candidates. Even with the availability of such studies, third-party private and/or governmental payers may not provide coverage and adequate financial reimbursement for our products or product candidates, in whole or in part.

United States. Political, economic and regulatory influences are subjecting the healthcare industry in the U.S. to fundamental changes. There have been, and we expect there will continue to be legislative and regulatory proposals to change the healthcare system in ways that could significantly affect our business. For example, legislation imposed a two percent across-the-board reduction to Medicare payments to providers, effective April 1, 2013, which, due to subsequent legislative amendments, will begin to increase gradually starting in April 2030, reaching four percent in April 2031 and continuing until the reduction ends in October 2031, unless additional congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, and increased the period for the government to recover overpayments to providers from three to five years.

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

Employees

As of December 31, 2025, we had 175 full-time employees, 116 of whom are in research and development, 15 of whom are in sales and marketing and 44 of whom are in finance, legal, business development and administration. Our full-time employees include five with M.D.s and 39 with Ph.D.s., of whom four and 38, respectively, are in research and development. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Information about Our Executive Officers and Significant Employees

The following table provides information regarding our executive officers and significant employees as of March 31, 2026:

Name	Age	Position(s)
Executive Officers:
Gregory A. Demopulos, M.D.	67	President, Chief Executive Officer and Chairman of the Board of Directors
David J. Borges	62	Vice President, Finance, Chief Accounting Officer and Treasurer
Peter B. Cancelmo, J.D.	47	Vice President, General Counsel and Secretary
Significant Employees:
Nadia Dac	56	Vice President, Chief Commercial Officer
Mariana N. Dimitrova, Ph.D.	60	Vice President, Chemistry, Manufacturing and Controls
George A. Gaitanaris, M.D., Ph.D.	69	Vice President, Science and Chief Scientific Officer
David W. Ghesquiere	59	Vice President, Chief Business Development Officer
Andreas Grauer, M.D.	65	Vice President, Chief Medical Officer
Catherine A. Melfi, Ph.D.	67	Vice President, Regulatory Affairs & Quality Systems and Chief Regulatory Officer
J. Steven Whitaker, M.D., J.D.	70	Vice President, Clinical Development
Peter W. Williams	58	Vice President, Human Resources

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

Mariana N. Dimitrova, Ph.D., has served as our vice president, chemistry, manufacturing, and controls (“CMC”) since October 2022. Prior to joining Omeros in this role, Dr. Dimitrova had 20 years of pharmaceutical experience with CMC leadership spanning formulation development, drug product and device development, drug delivery and human factors engineering, analytical sciences, process development, and clinical manufacturing. In her career, Dr. Dimitrova contributed to the development of a number of monoclonal antibodies, Fc-fusion proteins, PEG-proteins, bispecific molecules, cytokines, DNA, peptides, and small molecules at Amgen Inc., MedImmune (AstraZeneca), Biogen, and Jazz Pharmaceuticals. Dr. Dimitrova contributed to the commercialization of nine patient-convenient drug/device combination products for the treatment of autoimmune, respiratory, neurodegenerative, hematology, and infectious diseases. Most recently, from May 2019 to September 2022, Dr. Dimitrova was vice president of product and device development at Akero Therapeutics, developing Fc-FGF21 fusion protein for treatment of NASH. Prior to her industry work, Dr. Dimitrova spent five years in academia, including at the National Heart, Lung, and Blood Institute at the National Institutes of Health and the National Institute of Advanced Industrial Science and Technology (“AIST”) in Japan. Dr. Dimitrova holds a Ph.D. in Biophysics and Biological Sciences from the Bulgarian Academy of Sciences and the AIST, and a M.S. in Chemistry from Kliment Ohridski University in Bulgaria.

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

David W. Ghesquiere has served as our chief business development officer since August 2024. Prior to joining Omeros, Mr. Ghesquiere served as managing director of Adrenaline Venture & Advisory LLC, an international advisory firm, advising biotech and technology companies, which he founded in 2012. Mr. Ghesquiere served, from November 2013 to December 2023, as senior vice president, corporate & business development of NanoString Technologies, focusing on life science tools, informatics, and molecular diagnostics (acquired by Bruker Corporation). Mr. Ghesquiere served as senior vice president, corporate & business development at Dendreon Corporation, a biotechnology company, from 2011 to 2012. From 2005 until its acquisition by Astellas in 2010, Mr. Ghesquiere also held a variety of executive positions at OSI Pharmaceuticals, including senior vice president of corporate & business development and managing director of OSI’s corporate venture capital arm. Earlier in his career, Mr. Ghesquiere served in business development and alliance management roles at Aventis Pharmaceuticals (acquired by Sanofi) and worked in product marketing/new product planning at Johnson & Johnson. Mr. Ghesquiere received his M.B.A. from the University of Western Ontario’s Ivey Business School and his B.A. in economics from the University of Western Ontario.

Andreas Grauer, M.D. has served as our chief medical officer since October 2023. Prior to joining Omeros, Dr. Grauer served as chief medical officer at Federation Bio from October 2021, where he led all clinical activities with a focus on hyperoxaluria and immuno-oncology. From March 2019 to August 2021, Dr. Grauer was chief medical officer of Corcept Therapeutics, Inc., leading its global development organization in the design and execution of clinical programs directed to oncology, neurology, endocrinology, and metabolism indications. From December 2007 to December 2018, Dr. Grauer held several roles of increasing responsibility at Amgen, most recently serving as vice president of global development, therapeutic area head, and co-chair of the franchise steering committee for bone, nephrology and inflammation. Earlier in his career, Dr. Grauer was at Proctor & Gamble Pharmaceuticals where he held roles as global executive medical director for bone and for new technology development. Dr. Grauer received his M.D. from the University of Heidelberg Medical School in Germany, where he also completed his clinical training in internal medicine and endocrinology. He did research in molecular and cellular endocrinology both there and during a post-doctoral fellowship at Baylor College of Medicine. He holds an active associate professorship of medicine at the University of Heidelberg Medical School.

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

J. Steven Whitaker, M.D., J.D. has served as our vice president, clinical development since joining Omeros in 2010, and served as our chief medical officer from March 2010 to August 2018 and from November 2019 to October 2023. From May 2008 to March 2010, Dr. Whitaker served as the chief medical officer, vice president of clinical development at Allon Therapeutics, Inc., a biotechnology company focused on developing drugs for neurodegenerative diseases. From August 2007 to May 2008, he served as a medical consultant to Accelerator Corporation, a biotechnology company investor and incubator. From May 1994 to May 2007, Dr. Whitaker served at ICOS Corporation, which was acquired by Eli Lilly and Company in 2007. At ICOS, he held roles of increasing responsibility in clinical research and medical affairs, most recently as divisional vice president, clinical research as well as medical director of the Cialis® global product team. Dr. Whitaker received his M.D. from the Indiana University School of Medicine, his J.D. from the University of Washington and his B.S. from Butler University.

Peter W. Williams has served as our vice president, human resources since June 2020. Prior to joining Omeros, Mr. Williams served as the senior vice president of human resources at Redbox Automated Retail, LLC from 2016 to 2019, where he led human resources and internal communications functions. From 2013 to 2016, Mr. Williams served as the vice president, human resources operations at Outerwall Inc. (Coinstar) and before that he held human resources leadership roles at Coinstar from 2009 to 2013. Prior to 2009, Mr. Williams held human resources leadership roles at various technology and consumer focused companies, including Washington Mutual, Inc., Sterling Commerce, Inc., Expedia, Inc., and Verio, Inc. Mr. Williams received a B.A. in Business Administration and a B.A. in English from the University of Washington.

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

Risks Related to Our Products, Product Candidates, Programs and Operations

Our ability to achieve profitability is highly dependent on the commercial success of YARTEMLEA, and to the extent YARTEMLEA is not successful, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.

YARTEMLEA is our only commercialized product and was approved by FDA for commercial sale in the United States in December 2025. Our near‑term commercial prospects are highly dependent on YARTEMLEA in its approved indication, and any adverse developments affecting YARTEMLEA could have a disproportionate adverse effect on our business. We will need to generate substantial product revenue from YARTEMLEA to fund our operations fully and to achieve and sustain profitability. We may be unable to successfully commercialize YARTEMLEA for a number of reasons, including:

●	a lack of acceptance by physicians, patients, third-party payers, and other members of the medical community;
●	our limited experience in marketing, selling, and distributing YARTEMLEA;
●	our limited experience managing third-party commercial manufacturing of YARTEMLEA;
●	our reliance on a limited number of manufacturers and a limited number of suppliers of the product’s active pharmaceutical ingredients, excipients, and packaging materials;
●

reimbursement and coverage policies of government and private payers such as Medicare, Medicaid, group purchasing organizations, insurance companies, health maintenance organizations, and other plan administrators;

●	the availability, relative price, and efficacy of the product as compared to alternative treatment options or competing products;
●	an unknown safety risk;
●	the failure to obtain regulatory approval, including for YARTEMLEA in the EU or other foreign territories;
●

our reliance on partnerships and/or commercial services arrangements with third parties to market and sell YARTEMLEA outside the U.S., if approved outside the U.S., or the failure to enter into and maintain acceptable partnering arrangements for marketing, distribution, and sale of YARTEMLEA outside of the U.S., if approved outside of the U.S.;

●	the failure to comply with post-approval U.S. regulatory requirements for YARTEMLEA including those relating to manufacturing, advertising and promotion, distribution, adverse event reporting, recordkeeping and reporting, import/export, post-marketing commitments specified in our approval letter, and supply chain monitoring;
●	changed or increased regulatory restrictions in the U.S., EU, or other foreign territories; and
●	a lack of adequate financial or other resources to commercialize the product successfully.

If we are not able to successfully commercialize YARTEMLEA for these or other reasons, our ability to generate sufficient revenues from product sales to achieve profitability will be adversely affected and the market price of our common stock could decline significantly.

If YARTEMLEA or any other product that we develop and commercialize does not receive adequate coverage or reimbursement from governments and/or private payers our prospects for revenue and profitability would suffer.

The success of YARTEMLEA or any product that we or our third-party business partners commercialize in the future will depend heavily on the pricing, availability and duration of adequate coverage or reimbursement for any such product from government, private and other third-party payers, both in the U.S. and in other countries.

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

Our ability to realize further value from zaltenibart depends on the development and commercialization efforts of Novo Nordisk.

Our ability to realize further value from zaltenibart depends on Novo Nordisk’s successful development, regulatory approval, and commercialization of zaltenibart. As a result of our APLA with Novo Nordisk, Novo Nordisk now controls key decisions regarding the development, regulatory strategy, manufacturing, and commercialization of zaltenibart. This means that whether we receive payments potentially due to us under the terms of the APLA, and the magnitude of such payments, depends on Novo Nordisk’s ability to advance development and obtain regulatory approval of zaltenibart. Novo Nordisk may not successfully advance development, obtain regulatory approval or commercialize zaltenibart products for many reasons, including that it may determine not to pursue development in certain indications, may delay or discontinue development programs, or may prioritize other programs in its pipeline.

In addition, the potential consideration we may yet receive under the APLA consists of development milestones, sales milestones, and royalties on net sales of products containing zaltenibart. These payments are contingent on factors outside of our control such as the successful development, regulatory approval, and commercialization of zaltenibart, any of which may never occur. If Novo Nordisk does not successfully develop or commercialize zaltenibart, or if commercialization is less successful than anticipated, we may receive substantially less in milestone and royalty payments than we currently expect or no additional payments at all. Further, even if products containing zaltenibart are successfully commercialized, the amount of royalty revenue we receive may vary significantly from period to period and may be affected by factors such as pricing, reimbursement, sales volumes, competition, and other market conditions. In sum, our ability to realize further value from this transaction could be materially adversely affected and, in turn, our future operating results and financial condition could be materially adversely affected.

We have incurred cumulative operating losses since inception. If we are unable to raise additional capital when needed, we may be unable to complete the development and commercialization of our products and product candidates or to continue our other preclinical development programs.

Our operations have consumed substantial amounts of cash since our incorporation, As of December 31, 2025, we had cash, cash equivalents and short-term investments of $171.8 million. Our cash used in operations for the year ended December 31, 2025 was $116.1 million and our net loss for the year ended December 31, 2025 was $3.4 million. We expect to continue to spend substantial amounts to:

●    initiate and conduct clinical trials and manufacture clinical and registration batches for our product candidates;

●    commercialize YARTEMLEA and any other product candidates for which we may receive regulatory approval in the future;

●    support YARTEMLEA sales and marketing;

●    continue our research and development programs; and

●    make principal, interest and fee payments as required under our convertible senior notes maturing on June 15, 2029 (the “2029 Notes”).

We expect to continue to incur additional losses until such time as we generate significant revenue from the sale of YARTEMLEA or other commercial products or from our APLA with Novo Nordisk or other partnerships. We are unable to predict the extent of any future losses and cannot provide assurance that we will generate sufficient revenue from YARTEMLEA or commercial products in the future to fund our operations fully. If we are unable to generate sufficient revenue from YARTEMLEA or other commercialized products or partnership arrangements, we may never become and remain profitable and will be required to raise additional capital to continue to fund our operations. We cannot be certain that additional capital will be available to us on acceptable terms, if at all, when required. Adverse developments to our financial condition or business, as well as disruptions in the global equity and credit markets, may limit our ability to access capital. If we do not raise additional capital when needed through one or more funding avenues, such as debt or equity financings or corporate partnering, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or one or more of our preclinical programs or other research and development initiatives. In addition, we may be required to seek collaborators for one or more of our current or future products at an earlier stage than otherwise would be desirable or on terms that are less favorable than otherwise might be available or to relinquish or license on unfavorable terms our rights to technologies or products that we otherwise would seek to develop or commercialize ourselves. We also may have insufficient funds or otherwise be unable to advance our preclinical programs to a point where they can generate revenue through partnerships, collaborations or other arrangements. Any of these actions could limit the amount of revenue we are able to generate and harm our business and prospects.

Our indebtedness and liabilities and any future indebtedness could limit the cash flow available for our operations and expose us to risks that could adversely affect our business, financial condition and results of operations.

As of December 31, 2025, we had $17.1 million total aggregate principal amount outstanding of our 5.25% convertible senior notes due on February 15, 2026 (the “2026 Notes”), which have since matured and been repaid in full, $70.8 million total aggregate principal amount outstanding of our 2029 Notes, and approximately $1.2 million of outstanding finance lease obligations. We may incur additional indebtedness to meet future financing needs, which may have the effect of:

●    requiring a substantial portion of our cash flow from operations to service and repay our indebtedness, which will reduce the amount of cash available for other purposes;

●    limiting our ability to obtain additional financing;

●    limiting our flexibility to plan for, or react to, changes in our business;

●    diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon any conversion of the 2029 Notes or additional convertible notes that we may issue in the future;

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

Failure to obtain and maintain regulatory approval in the EU or other foreign jurisdictions would prevent us from commercializing and marketing YARTEMLEA or future commercialized products.

We intend to market YARTEMLEA and any of our product candidates that are approved in the future outside the U.S. In order to market our products in non-U.S. jurisdictions, we or our partners must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The regulatory approval procedure varies among countries and can involve additional testing and data review. The requirements governing marketing authorization, the conduct of clinical trials, pricing and reimbursement vary from country to country. Approval by FDA does not ensure approval by the EMA, and approval by one foreign regulatory authority does not ensure approval by regulatory agencies in other foreign countries or by FDA. The time required to obtain regulatory approval outside the U.S. and EU may differ from that required to obtain FDA or EU approval. We may not obtain foreign regulatory approvals on a timely basis, or at all. In addition, even if we were able to obtain regulatory approval for a product in one or more foreign jurisdictions, we may need to complete additional requirements to maintain that approval and our ability to market the product in the applicable jurisdiction.

We may face a variety of risks associated with international operations that, if realized, could materially adversely affect our business.

We may be subject to additional risks for YARTEMLEA or any of our product candidates that are marketed outside the U.S., including:

●	reduced protection for intellectual property rights;
●	unexpected changes in tariffs, trade barriers, and regulatory requirements;
●	economic weakness, including inflation, or political instability in particular foreign economies and markets;
●	foreign currency fluctuations and other obligations incident to doing business in another country; and
●

business interruptions resulting from geopolitical actions, including war and terrorism, adverse public health developments such as the outbreak of the COVID-19 coronavirus, or natural disasters including earthquakes, typhoons, floods, and fires.

Any of these risks, if realized, could increase our operating expenses and reduce our revenues.

Our operating results are unpredictable and may fluctuate.

Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year. We believe that our quarterly and annual results of operations may be affected by a variety of factors, including:

●    the level and timing of commercial sales of YARTEMLEA, as well as our product candidates if and when approved or commercialized;

●    the availability and adequacy of payer reimbursement for YARTEMLEA;

●    the amount of YARTEMLEA chargebacks, rebates and product returns;

●    the extent and magnitude of certain milestone and royalty payments to which we may be entitled based on Novo Nordisk’s development, commercialization, and net sales of zaltenibart;

●    the extent and magnitude of certain payments to which we may be entitled based on net sales of OMIDRIA by Rayner Surgical, Inc. (“Rayner”) depend on Rayner’s ability to successfully market and sell OMIDRIA and may be affected by the extent of coverage and reimbursement for OMIDRIA, market acceptance of the product and Rayner’s ability to execute an effective sales strategy;

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

●     the timing, cost and level of investment in our research and development activities as well as expenditures we may incur to acquire or develop additional technologies, products and product candidates, or in preparation for potential commercialization of our product candidates; and

●     whether we are able to obtain marketing approval for any of our product candidates, the extent and timing of revenue from sales of any such approved product and the magnitude and timing of expenses associated with the manufacturing and sale of any such approved product.

Any of these risk factors, should one or more occur, could adversely affect our results of operations and financial condition and cause the trading price of our stock to decline.

Significant changes to the size, structure, powers and operations of the U.S. federal government, as well as policy actions by the U.S. federal government, may cause economic disruptions or changes in the regulatory environment that could, in turn, adversely impact our business, results of operations and financial condition.

The current U.S. administration has implemented significant changes to the size and scope of the federal government to achieve stated goals including reducing the federal budget deficit and national debt, improving the efficiency of government operations, and promoting innovation and economic growth. To date, these efforts have been carried out through a mix of executive actions aimed at eliminating or modifying federal agency and federal program funding, reducing the size of the federal workforce, reducing or altering the scope of activities conducted by, and possibly eliminating, various federal agencies and bureaus. These changes may have varied effects on the economy that are difficult to predict. For instance, the delivery of government services and the distribution of federal program funds and benefits may be disrupted or, in some cases, eliminated as a result of funding cuts, recasting of federal agency mandates or a substantial reduction of the federal workforce. We rely on the availability, predictability and efficiency of federal agencies including FDA, NIDA and others in connection with the operation of our business and programs. Our business, financial condition and results of operations could be materially and adversely affected by disruptions affecting these or other agencies in areas relevant to our programs and operations.

In addition, policy actions by the U.S. administration, including broad imposition of tariffs, may have an adverse impact on our business. Increased tariffs on critical raw materials, components, and finished goods could raise our production costs, disrupt our supply chain, and reduce our competitiveness in the marketplace. If these or other policy changes continue or expand, we may face increased costs. Although we cannot predict the full extent of these impacts, any prolonged disruption could adversely affect our business, financial condition, and results of operations.

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

Failure to comply with any YARTEMLEA post-marketing requirement or commitment could materially adversely affect the commercial prospects of YARTEMLEA and our business.

Following FDA approval of YARTEMLEA, we remain subject to ongoing regulatory oversight, including a post-marketing requirement and post-marketing commitments. These include, among other obligations, a post-marketing requirement safety registry and post-marketing commitments related to a pediatric PK/PD study and CMC. The associated timelines extend over multiple years.

Failure to satisfy these obligations in a timely manner, or at all, could result in actions from the FDA such as warning letters, misbranding findings, monetary penalties, or potentially even suspending or withdrawing approval for YARTEMLEA. In addition, the emergence of new safety, efficacy, or manufacturing information, whether from required studies, real-world use, or regulatory review, could lead the FDA or other regulatory authorities to impose labeling changes, restrict use, require additional studies, or, in more serious cases, suspend or withdraw approval. Any such actions could materially and adversely affect the commercial prospects of YARTEMLEA and our business.

We may face difficulties from changes to current regulations as well as future legislation.

Existing regulatory policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates or affect the pricing and other terms on which we may sell approved products. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

Any reduction in reimbursement from Medicare resulting from the IRA or other legislative or policy changes or from other government programs may result in a similar reduction in payments from private payers. These healthcare reforms and the implementation of any future measures designed to contain the price of prescription drugs or other reforms may prevent us from being able to generate sufficient revenue, attain and/or maintain profitability or commercialize our product candidates. We cannot be sure whether additional legislative and regulatory changes, including as a result of the U.S. administration, will be enacted, whether existing legislation and regulatory proposals will be implemented, interpreted or enforced as anticipated, or what the impact of such changes on our product or product candidates, if any, may be.

We have no internal capacity to manufacture commercial or clinical supplies of YARTEMLEA or our product candidates, intend to continue to rely solely on third-party manufacturers, and thus may be materially harmed by issues impacting our contract manufacturers or our relationship with our contract manufacturers.

We rely and intend to continue to rely on third-party manufacturers to produce quantities of YARTEMLEA and clinical drug supplies of our product candidates that are needed for clinical trials and to support NDAs, BLAs, or similar applications to regulatory authorities seeking marketing approval for our product candidates, as well as to produce inventory of our product candidates for commercial use in anticipation of marketing approval. Global demand for contract manufacturing is volatile and the available supply of contract manufacturing capacity is limited and unpredictable. We cannot provide any assurance that we will be able to enter into or maintain these types of arrangements on commercially reasonable terms, or at all, or that manufacturing arrangements will meet our requirements. Our contract manufacturers previously have and may in the future require us to place orders or make other financial commitments several years in advance of manufacturing commencement based on forecasts of our long-term commercial supply requirements for product candidates that have not yet received, and may never receive, regulatory approval. We may be required to pay significant cancellation fees or other financial penalties in connection with the withdrawal or cancellation of any binding order for manufacturing that we later determine is not needed. The fees or other financial obligations that we may incur in connection with withdrawn or cancelled orders may be material and any such financial penalty would negatively impact our financial condition and results of operations.

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

In addition, YARTEMLEA, OMS1029, and OncotoX-AML are biologic drug products and other product candidates from certain of our programs, including but not limited to MASP-2, MASP-3, Oncotox-AML, and T-CAT, could be biologic drug products. We do not have the internal capability to produce biologics for use in clinical trials or on a commercial scale. There are only a limited number of manufacturers of biologic drug products, and we may be unable to enter into agreements on commercially reasonable terms with a sufficient number of them to meet clinical or commercial demand, if at all. The regulatory requirements for commercial supply are more stringent than for clinical supply and we cannot guarantee that a contract manufacturer producing drug product for clinical trials will be able to complete successfully the appropriate validation processes or obtain the necessary regulatory approvals for marketing approval and commercial supply in a timely manner or at all.

Our contract manufacturers may encounter difficulties with formulation, manufacturing, supply chain and/or release processes that could result in delays in clinical trials and/or regulatory submissions or that could impact adversely the commercialization of our products or product candidates, as well as in the initiation of enforcement actions by FDA and other regulatory authorities. For example, our manufacturers are required to comply with FDA’s GMP requirements and are subject to periodic inspections by FDA. If our manufacturers are unable to comply with FDA requirements, they may be unable to meet our supply needs. These difficulties also could result in the recall or withdrawal of a product from the market or a failure to have adequate supplies to meet market demand. If the safety or manufacturing quality of YARTEMLEA or any product candidate supplied by contract manufacturers is compromised due to one or more of those contract manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to maintain regulatory approval for YARTEMLEA, to continue sales and marketing of YARTEMLEA, to maintain regulatory approval to run clinical trials, or to obtain and maintain regulatory approval for one or more of our product candidates, which would harm our business and prospects significantly.

Any significant delays in the manufacture and/or supply of clinical or commercial supplies could materially harm our business, financial condition, results of operations and prospects.

Ingredients, excipients, test kits and other materials necessary to manufacture YARTEMLEA or our product candidates may not be available on commercially reasonable terms, or at all, which may adversely affect sales of YARTEMLEA or development and commercialization of our product candidates.

We and our third-party manufacturers must obtain from third-party suppliers the APIs, excipients, and/or other raw materials plus primary and secondary packaging materials necessary for our contract manufacturers to produce YARTEMLEA and our product candidates for our clinical trials and, to the extent approved or commercialized, for commercial distribution. Although we have entered or intend to enter into agreements with third-party suppliers that will guarantee the availability and timely delivery of APIs, excipients, test kits and materials for YARTEMLEA and our product candidates, we have not entered into agreements for the supply of all such ingredients, excipients, test kits or materials, and we may be unable to secure all such supply agreements or guarantees on commercially reasonable terms, if at all. Even if we were able to secure such agreements or guarantees, our suppliers may be unable or choose not to provide us the ingredients, excipients, test kits or materials in a timely manner or in the quantities required. If we or our third-party manufacturers are unable to obtain the quantities of the ingredients, excipients or materials that are necessary for the manufacture of commercial supplies of YARTEMLEA, our ability to generate revenue from the sale of YARTEMLEA would be materially and adversely affected. Additionally, if Novo Nordisk or its third-party manufacturers are unable to obtain the quantities of the ingredients, excipients or materials that are necessary for the manufacture of zaltenibart for clinical development or commercial use, if approved by regulatory authorities, our receipt of certain milestones and the amount of royalty income we could expect to receive would be materially and adversely affected. Further, if we or our third-party manufacturers are unable to obtain APIs, excipients, test kits and materials as necessary for our clinical trials or for the manufacture of commercial supplies of our product candidates, if approved, potential regulatory approval or commercialization would be delayed, which would materially and adversely affect our ability to generate revenue from the sale of our product candidates.

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

●     delays in enrolling patients into clinical trials, collecting data from enrolled patients or collecting historical control data for any reason including disease severity, trial or data collection protocol design, study eligibility criteria, patient population size (e.g., for orphan diseases or for some pediatric indications), proximity and/or availability of clinical trial sites for prospective patients, availability of competing therapies and clinical trials, regional differences in diagnosis and treatment, perceived risks and benefits of the product or product candidate, disruptions due to external events or conditions affecting the localities or regions in which our clinical trials are conducted, such as terrorism, political crises, natural disasters, war and wartime conditions, or outbreaks of contagious disease such as the COVID-19 pandemic, which previously slowed enrollment in our clinical trials of YARTEMLEA;

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

Our obligations under the Transition Services Agreement require us to utilize significant internal resources that could otherwise be used to advance our other programs.

In connection with the APLA, we entered into a Transition Services Agreement under which we are required to provide certain transition services to facilitate the transfer of the acquired assets and liabilities under the APLA and to provide for the continued operation of relevant studies and program activities during the applicable term, subject to reimbursement by Novo Nordisk.

Providing these services requires us to devote management time and internal personnel and other resources that could otherwise be used to advance our drug candidates, programs, and operations. As a result, our obligations under the Transition Services Agreement may divert resources away from our drug candidates, programs, and operations and may delay or limit our ability to advance these drug candidates, programs, and operations.

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

Even if preclinical testing is successfully completed, we cannot be certain that any product candidates that do advance into clinical trials will successfully demonstrate safety and efficacy in clinical trials. Even if we achieve positive results in early clinical trials, they may not be predictive of the results in later trials, and safety and/or efficacy outcomes of early clinical trials may not be consistent with outcomes of subsequent clinical trials, or FDA may take the position that despite the successful outcomes, they do not demonstrate the safety and effectiveness of our product candidates to FDA’s satisfaction. There can be no assurance that we will be able to successfully commercialize our current or future product candidates or to meet our expectations with respect to revenues or profits from such products.

We may incur substantial costs as a result of commercial disputes, claims, litigation or other legal proceedings relating to our business operations, especially with regard to patent and other intellectual property rights, and such costs or an adverse outcome in such a proceeding may adversely affect our financial condition, results of operations and/or stock price.

Our business involves numerous commercial contractual arrangements, important intellectual property rights, potential product liability, uncertainties with respect to clinical development, manufacture and regulatory approvals and other aspects that create heightened risks of disputes, claims and legal proceedings. These include claims that may be faced in one or more jurisdictions related to the safety of YARTEMLEA and our product candidates, the development of our product candidates, our ability to obtain regulatory approval for our product candidates, our expectations regarding product development and regulatory approval, sales and marketing practices, commercial disputes including with contract manufacturers, competition, environmental matters, employment matters and other matters. These matters could consume significant time and resources, even if we are successful. Many of our competitors and contractual counterparties are significantly larger than we are and, as a result, may be able to sustain the costs of complex litigation more effectively than we can because they have substantially greater resources. In addition, we may pay damage awards or settlements or become subject to equitable remedies that could, individually or in the aggregate, have a material negative effect on our financial condition, results of operations or stock price. Any uncertainties resulting from the initiation and continuation of any litigation also could have a material adverse effect on our ability to raise the capital necessary to continue our operations.

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

Further, our industry has produced a large number of patents, and it is not always clear which patents cover various types of products or methods of use. A third party may claim that we or our contract manufacturers are using inventions covered by the third party’s patent rights and may go to court to stop us from engaging in the alleged infringing activity, including making, using or selling our products and product candidates. These lawsuits are costly and could affect our results of operations and divert the attention of managerial and technical personnel. There is a risk that a court would decide that we, or our contract manufacturers, are infringing the third party’s patents and would order us or our contractors to stop the activities covered by the patents. In addition, if we or our contract manufacturers are found to have violated a third party’s patent, we or our contract manufacturers could be ordered to pay damages to the other party. We have agreed or may in the future agree to indemnify our contract manufacturers against certain patent infringement claims and thus may be responsible for any of their costs associated with such claims and actions. If we were sued for patent infringement, we would need to demonstrate that our products and product candidates or methods of use either do not infringe the patent claims of the relevant patent or that the patent claims are invalid, and we might be unable to do this. Proving invalidity, in particular, is difficult since it requires clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents.

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

Novo Nordisk controls significant aspects of the prosecution, maintenance, and enforcement of key intellectual property covering zaltenibart products, and its failure to protect, enforce, or maintain that intellectual property could adversely affect the commercial value of zaltenibart products and, in turn, the milestone or royalty payments we receive.

Under our APLA with Novo Nordisk, we transferred certain patent rights and other intellectual property relating to zaltenibart and granted Novo Nordisk rights to exploit that intellectual property. As a result, Novo Nordisk controls significant aspects of the prosecution, maintenance, and enforcement of key intellectual property covering zaltenibart products.

Because Novo Nordisk controls these activities, we have limited ability to influence how such intellectual property is prosecuted, maintained, defended, or enforced. Novo Nordisk may decide not to pursue, enforce, or defend certain intellectual property rights or may do so in a manner with which we disagree. If intellectual property protecting zaltenibart products is not adequately protected, enforced, or maintained, the commercial value of zaltenibart products and, in turn, the milestone payments or royalties we may receive could be adversely affected.

Competitors may develop products that are less expensive, safer or more effective, or which may otherwise diminish or eliminate the success of any products that we may commercialize.

We may not achieve commercial success if our competitors, many of which have significantly more resources and experience than we have, market products that are safer, more effective, less expensive or faster to reach the market than any products that we may develop and commercialize. Our competitors also may market a product that proves to be unsafe or ineffective, which may affect the market for future product we are developing, regardless of the safety or efficacy of our product. The failure of YARTEMLEA or any future product that we may market to compete effectively with products marketed by our competitors would impair our ability to generate revenue, which would have a material adverse effect on our future business, our financial condition and our results of operations.

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

Our performance is largely dependent on the talents and efforts of highly skilled individuals, many of whom possess specialized expertise that may be difficult to replace. Our transition to a commercial‑stage company requires operational and commercial expertise, and the loss of key personnel could disrupt our ability to execute our business strategy. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. If we are unable to hire and train a sufficient number of qualified employees for any reason, we may not be able to implement our current initiatives or grow effectively. We maintain a rigorous, highly selective and time-consuming hiring process. We believe that our approach to hiring has significantly contributed to our success to date. If we do not succeed in attracting qualified personnel and retaining and motivating existing personnel, our existing operations may suffer and we may be unable to grow effectively.

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

We may be exposed to the risk of product liability claims that is inherent in the biopharmaceutical industry. A product liability claim may damage our reputation by raising questions about our product’s safety and efficacy and could limit our ability to sell one or more products by preventing or interfering with commercialization of our products and product candidates. In addition, product liability insurance for the biopharmaceutical industry is generally expensive to the extent it is available at all. There can be no assurance that we will be able to obtain or maintain such insurance on acceptable terms for YARTEMLEA or any other product we bring to market. Further, our product liability insurance coverage may not provide coverage for or may be insufficient to reimburse us for any or all expenses or losses we may suffer. A successful claim against us with respect to uninsured liabilities or in excess of insurance coverage could have a material adverse effect on our business, financial condition and results of operations.

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

Our use of artificial intelligence exposes us to deficient outputs, unintentional disclosures, and an evolving regulatory landscape.

We use artificial intelligence (“AI”), including machine learning and generative AI technologies, in various aspects of our business, including research and development, data analysis, and certain internal functions. Use of AI systems presents risks and uncertainties, as they may generate inaccurate, incomplete, or biased outputs.  Reliance on such deficient outputs could lead to flawed analyses, operational errors, or suboptimal decision-making, including in connection with scientific, regulatory, or commercial activities, which, in turn, could adversely affect our business, financial condition, and results of operations.

In addition, some of the AI tools we use are provided by third-party vendors, and our use of these technologies may involve the processing of proprietary, confidential, or other sensitive data. If such data were improperly disclosed, accessed by unauthorized parties, incorporated into external AI training models, or otherwise misused, our intellectual property, competitive position, and reputation could be harmed. Our use of AI also exposes us to evolving legal and regulatory requirements relating to data privacy, cybersecurity, intellectual property, and the use of automated decision-making technologies, and compliance with these requirements may increase our costs or limit our ability to deploy AI tools effectively. If we fail to manage these risks effectively, our business, financial condition, and results of operations could be adversely affected.

Further, the landscape of available AI is rapidly evolving. If our competitors adopt more effective AI, we may be adversely affected by the competitive disadvantage.

The availability of royalties from Rayner is dependent on Rayner’s net sales of OMIDRIA and may be of lesser magnitude than anticipated or may not become payable at all and we do not expect to receive a sales-based milestone payment from DRI.

In February 2024, we sold to DRI an expanded interest in OMIDRIA royalties payable by Rayner. Pursuant to the Amendment with DRI, DRI is entitled to receive all royalties on U.S. net sales of OMIDRIA between January 1, 2024 and December 31, 2031. We retain the right to receive all royalties payable by Rayner on any net sales of OMIDRIA outside the U.S. as well as royalties on global net sales of OMIDRIA payable from and after December 31, 2031.  However, the availability of royalties from Rayner is dependent on Rayner’s net sales of OMIDRIA and may be of lesser magnitude than anticipated or may not become payable at all. Additionally, while we are entitled to receive a separate milestone payment ranging between $8.0 million and $27.5 million if U.S. net sales of OMIDRIA reach applicable thresholds ranging between a total of $181.0 million and $185.0 million for any period of four consecutive quarters prior to January 1, 2028, we do not expect to receive this milestone based on current U.S. net sales of OMIDRIA. If the payments we receive from Rayner and/or DRI are less than we anticipate, this may adversely impact our financial condition and results of operation.

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

During the 12-month period ended December 31, 2025, the closing price of our stock ranged from as high as $17.18 per share and as low as $2.97 per share. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to numerous factors, many of which are beyond our control. In addition, the stock market has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of publicly traded companies. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. These fluctuations may be even more pronounced in the trading market for our stock. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

If we issue additional shares of our common stock or other securities that may be convertible into, or exercisable or exchangeable for, our common stock, our existing shareholders would experience further dilution.

To the extent that we raise additional funds in the future by issuing equity securities, our shareholders would experience dilution, which may be significant and could cause the market price of our common stock to decline significantly. In addition, approximately 18.3 million shares of common stock were subject to outstanding options as of December 31, 2025 and may become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements. As of December 31, 2025, we also had approximately 3.9 million additional shares of common stock reserved for future issuance under our employee benefit plans that are not subject to outstanding options. Further, to the extent we issue common stock upon conversion of the 2029 Notes, such conversion would dilute the ownership interests of existing stockholders. If the holders of outstanding options elect to exercise some or all of them, or if the shares subject to our employee benefit plans are issued and become eligible for sale in the public market, or we issue common stock upon conversion of the 2029 Notes, our shareholders would experience dilution and the market price of our common stock could decline.

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

Our ability to use our net operating loss carryforwards and certain other tax attributes to offset taxable income or taxes may be limited.

We have incurred substantial losses during our history, and we may never become or remain profitable. As of December 31, 2025, we had U.S. federal net operating loss (“NOL”) carryforwards of approximately $386.4 million and state NOL carryforwards of approximately $229.8 million. Pre-2018 U.S. federal NOL carryforwards of $45.4 million expire between 2035 and 2037. Under the Internal Revenue Code of 1986, as amended (the “Code”), our post-2018 U.S. federal NOL carryforwards will not expire and may be carried forward indefinitely but the deductibility of such NOL carryforwards is limited to no more than 80% of current year taxable income (with certain adjustments). In addition, under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We completed a Section 382 study through December 31, 2025, which showed no limitation on the use of our NOLs or tax credits. However, there may be ownership changes since the completion of that study, including in connection with this offering or as a result of subsequent changes in our stock ownership, some of which may be outside of our control. As a result, if we undergo an ownership change, and our ability to use our pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset our post-change income or taxes is limited, it would harm our future results of operations by effectively increasing our future tax obligations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase our state taxes owed. As a result, even if we attain profitability, we may be unable to use all or a material portion of our NOL carryforwards and other tax attributes, which could adversely affect our future cash flows.

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

ITEM 2.              PROPERTIES

We lease approximately 106,949 square feet for our principal office and laboratory space in the building located at 201 Elliott Avenue West, Seattle, Washington (the Omeros Building), which includes 1,134 square feet of laboratory space that we are subleasing to third parties. The lease term for our space is through November 2027. We also have two options to extend the lease term, each by five years. The annual base rent due under the lease for our principal office and laboratory space is $6.6 million for 2026, and $5.7 million for 2027. In addition, we are responsible for paying our proportionate share of the building’s utilities, taxes, insurance and maintenance as well as a property management fee.

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

Holders

As of March 27, 2026, there were approximately 71,996,171 shares of our common stock outstanding, which were held by 76 holders of record.

Dividends

We have never declared or paid any cash dividends on our capital stock. We expect to retain all available funds and future earnings to fund the development and growth of our business and we do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On May 12, 2025, under note conversion agreements, two holders converted $10.0 million aggregate principal amount of their 2026 Notes into 2,819,866 shares of our common stock (the “Equitization Transaction”) in three tranches. We did not receive new cash proceeds in connection with the Equitization Transaction. The shares of common stock were issued in reliance on the exemption from registration provided under Section 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities

On November 29, 2025, the Board of Directors approved a new share repurchase program under which we are permitted to repurchase from time to time up to $100.0 million of our common stock in the open market or through privately negotiated transactions. We did not repurchase any shares of common stock during the year ended December 31, 2025.

Stock Performance Graph

The following graph compares the cumulative total shareholder return for our common stock (OMER), the Nasdaq Biotechnology Index (NBI) and the Nasdaq U.S. Benchmark TR Index (NQUSBT) for the period beginning December 31, 2020 and ending December 31, 2025. This graph assumes that $100 was invested on December 31, 2020 in our common stock, the Nasdaq Biotechnology Index and the Nasdaq U.S. Benchmark TR Index. It also assumes that any dividends, if any, were reinvested. The data shown in the following graph are not necessarily indicative of future stock price performance.

The foregoing information in this stock performance graph shall not be deemed to be “soliciting material” or to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to liability under that Section. In addition, the foregoing information shall not be deemed to be incorporated by reference into any of our filings under the Exchange Act or the Securities Act, except to the extent that we specifically incorporate this information by reference.

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

Overview

We are an innovative, commercial-stage biotechnology company that discovers and develops first-in-class protein and small-molecule therapeutics for large-market and orphan indications, with particular emphasis on complement-mediated diseases, cancers, and addictive or compulsive disorders.

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

Lectin Pathway / MASP-2

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

The lead product and product candidate in our pipeline of complement-targeted therapeutics is narsoplimab (OMS721), a proprietary, patented human monoclonal antibody targeting MASP-2, the key activator of the lectin pathway of complement. Our lead lectin pathway inhibitor YARTEMLEA® (narsoplimab-wuug) is FDA-approved and commercially available in the U.S. for the treatment of TA-TMA in adult and pediatric patients aged two years and older. An MAA for YARTEMLEA in TA-TMA is currently under review by the EMA. Clinical development of narsoplimab is anticipated to continue to expand the approved label in TA-TMA and to develop the drug in additional indications. Clinical development efforts have previously been directed to ARDS, including severe acute COVID-19, which can result in PASC. We are also developing OMS1029, our long-acting antibody targeting MASP-2, which we expect will be well-suited to indications requiring long-term, chronic administration. In addition, we have directed efforts towards the development of small-molecule inhibitors of MASP-2, designed for oral administration. For more information, see Part I, Item 1 in this Annual Report on Form 10-K under the heading “Complement Inhibitor Programs: MASP-2 Program – Lectin Pathway Disorders”.

Commercial Product – YARTEMLEA

Our commercial product, YARTEMLEA, is the first and only approved inhibitor of the lectin pathway of complement. On December 23, 2025, FDA approved YARTEMLEA for the treatment of TA-TMA in adults and in children ages two years and older. TA-TMA is a severe and often-fatal complication of hematopoietic stem cell transplantation in adults and children, driven by systemic endothelial injury triggered by conditioning regimens, immunosuppressants, infection, graft-versus-host disease, and other transplant-related factors. Activation of the lectin pathway of complement plays a central role in disease pathogenesis. YARTEMLEA selectively inhibits MASP-2, blocking pathway activation while preserving classical and alternative complement functions important for host defense. In TA-TMA, MASP-2 inhibition prevents lectin pathway-mediated cellular injury, including endothelial damage in small blood vessels, and thrombus formation.

Commercial distribution and sales of YARTEMLEA commenced in January 2026.

For more information, see Part I, Item 1 in this Annual Report on Form 10-K under the heading “Overview: Our Commercial Product – YARTEMLEA”.

Sale of Zaltenibart / MASP-3

On November 25, 2025, we completed the Transaction pursuant to our APLA with Novo Nordisk for our candidate drug zaltenibart (formerly OMS906). Zaltenibart is a first-in-class, late-stage clinical humanized monoclonal antibody targeting MASP-3, the most upstream and key activator of the alternative pathway of the complement system. Zaltenibart has shown multiple potential advantages over other alternative pathway inhibitors in development and on the market.

At the closing of the Transaction, we received an upfront cash payment of $240.0 million. In addition, we are eligible to receive (i) up to $510.0 million in one-time milestone payments upon the first achievement by Novo Nordisk or its affiliates or sublicensees of each of the development and approval milestone events as set forth in the APLA and (ii) up to $1.3 billion in one-time milestone payments upon the first achievement by Novo Nordisk or its affiliates or sublicensees of certain sales-based milestone events as set forth in the APLA. We are also eligible under the APLA to receive tiered royalties on annual net sales of products at percentage rates ranging from high single digit to high teens, subject to reduction in certain circumstances, as set forth in the APLA. In total, we are eligible to receive up to an additional $1.8 billion in potential development and commercial milestones, plus tiered royalties on net sales.

Pursuant to the APLA, we sold and transferred, and Novo Nordisk purchased zaltenibart and certain related assets, and the parties agreed to grant and receive certain intellectual property licenses to facilitate the continued development and commercialization activities of both companies. We retain rights to our MASP-3 small-molecule program unrelated to zaltenibart, including the ability to develop and commercialize small-molecule MASP-3 inhibitors, across a range of therapeutic areas, including, but not limited to, ophthalmology, neurology, gastrointestinal disorders, dermatology, musculoskeletal diseases, and oncology. We also retain rights to our “grandfathered” MASP-3 antibodies, with temporal and indication restrictions on commercialization and for use in advancing our small-molecule therapeutics.

In accordance with the APLA, at the closing of the Transaction, Omeros and Novo Nordisk entered into the Transition Services Agreement pursuant to which we are providing certain transition services to Novo Nordisk to facilitate the transfer of the acquired assets and liabilities under the APLA and to provide for the continued operation of relevant studies and program activities during the applicable term. Subject to certain exceptions and limitations, Novo Nordisk reimburses us for costs and expenses we incur under the Transition Services Agreement, including third-party costs and expenses, costs associated with delivery of transition services by Omeros personnel on an hourly basis at rates specified in the Transition Services Agreement, and for our inventories of zaltenibart drug substance and product.

Other Development Programs

PDE7 Inhibitor Program

Our PDE7 inhibitor program, which we refer to as OMS527, comprises multiple PDE7 inhibitor compounds and is based on our discoveries of previously unknown links between PDE7 and any addiction or compulsive disorder, and between PDE7 and any movement disorders. In April 2023, we were awarded a grant from NIDA, part of the National Institutes of Health, to develop our lead orally administered PDE7 inhibitor compound, for which we have successfully completed a Phase 1 study, for the treatment of cocaine use disorder. With NIDA funding, we successfully completed preclinical cocaine interaction/toxicology studies to assess safety of the OMS527 compound when co-administered with cocaine. FDA subsequently requested additional preclinical information prior to initiating the clinical in-patient study in cocaine users. Together with our collaborators at NIDA, we are scheduled to meet with FDA to discuss that request. For more information, see Part I, Item 1 in this Annual Report on Form 10-K under the heading “Other Development Programs: PDE7 Inhibitor Programs – OMS527”.

Preclinical Programs - OncotoX-AML

We continue to progress preclinical studies within our novel oncology program, which is focused on developing novel, proprietary large molecule therapeutics designed to selectively target and kill dividing cancer cells. We have completed selection of a drug development candidate, and IND-enabling studies are underway for this program, which we refer to as OncotoX-AML. AML, an aggressive and highly fatal bone marrow and blood cancer, is the lead indication for development. The effectiveness of current AML treatments, such as chemotherapeutics and antibody-drug conjugates, is limited by a number of factors, including high relapse rates and substantial side effects.

OncotoX-AML is an engineered biologic designed to selectively kill both AML blasts (abnormal myeloid cells) and relapse-related leukemia stem cells. Its unique mechanism of action is independent of myeloid cell genetic mutations, including TP53, NPM1, KMT2A, and FLT3, which are collectively found in approximately 90% of AML patients and are historically difficult to treat. For more information, see Part I, Item 1 in this Annual Report on Form 10-K under the heading “Other Development Programs: OncotoX-AML”.

Preclinical Programs - T-CAT

We are also advancing our T-CAT platform: a new class of recombinant antibodies intended for broad action against bacteria, fungi, viruses, and parasites. T-CAT is designed to harness complement activation to kill pathogens directly, which represents a novel approach to infectious disease treatment.

As preclinical animal data continue to accumulate across multiple pathogen classes and species, we believe that T-CAT demonstrates potential against MDROs. Effective MDRO therapies remain one of the most urgent and unmet needs in medicine, and we believe that T-CAT has the potential to address this need without contributing to drug resistance. For more information, see Part I, Item 1 in this Annual Report on Form 10-K under the heading “Other Development Programs: T-CAT - Infectious Disease”.

OMIDRIA Sale and Royalty Monetization Transactions

We previously developed and commercialized OMIDRIA® (phenylephrine and ketorolac intraocular solutions) 1%/0.3%, which is approved by FDA for use during cataract surgery or intraocular lens replacement (“IOL”) to maintain pupil size by preventing intraoperative miosis (pupil constriction) and to reduce postoperative ocular pain. We marketed OMIDRIA in the U.S. from the time of its commercial launch in 2015 until December 2021.

On December 23, 2021, we sold OMIDRIA to Rayner pursuant to an Asset Purchase Agreement, dated December 1, 2021 (the “Asset Purchase Agreement”).  In February 2023, we received a $200.0 million milestone payment from Rayner (the “Milestone Payment”), plus accrued interest, upon an event (the “Milestone Event”) that established separate payment for OMIDRIA for a continuous period of at least four years when furnished in an ambulatory surgery center (“ASC”) setting.  The Asset Purchase Agreement also provides for the payment of royalties by Rayner based on Rayner's net sales of OMIDRIA for a term that extends for the life of the patents covering OMIDRIA in the relevant jurisdiction, the longest of which in the United States is currently into 2035. The applicable royalty rates are currently 30% in the United States and 15% outside the United States (“ex-U.S.”), subject to reduction upon certain events described in the Asset Purchase Agreement.

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

As a result of the OMIDRIA divestiture, we recorded an OMIDRIA contract royalty asset on our consolidated balance sheet. The results of OMIDRIA activities are classified as discontinued operations in our consolidated statements of operations and comprehensive loss and excluded from continuing operations for all periods presented. See Part II, Item 8, “Note 8 — Discontinued Operations – Sale of OMIDRIA” to our Consolidated Financial Statements in this Annual Report on Form 10-K.

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

On February 1, 2024, we sold an expanded interest in our future OMIDRIA royalties to DRI under an Amended and Restated Royalty Purchase Agreement (the “Amendment”) for which we received $115.5 million in cash consideration.  We record the amounts payable to DRI as an OMIDRIA royalty obligation on our consolidated balance sheet. The Amendment eliminated the previously existing annual caps on royalty payments after January 1, 2024, and provides that DRI receives all royalties on U.S. net sales of OMIDRIA payable between January 1, 2024 and December 31, 2031. All royalties earned on OMIDRIA sales within the U.S. through December 31, 2031 are remitted by Rayner to an escrow account established by Omeros, from which payments are made to DRI.

We retain the rights to receive all royalties payable by Rayner on any net sales of OMIDRIA outside the U.S. as well as royalties on global net sales of OMIDRIA payable from and after December 31, 2031. To date, international royalties have not been significant.

DRI has no recourse to our assets other than its interest in OMIDRIA royalties. Interest expense on the OMIDRIA royalty obligation is recorded as a component of continuing operations. See Part II, Item 8, “Note 9 – OMIDRIA Royalty Obligation” to our Consolidated Financial Statements in this Annual Report on Form 10-K for additional information.

Debt Financing Transactions

Repayment at Maturity of 2023 Notes

On November 15, 2023, we extinguished $95.0 million of our 6.25% convertible senior notes (the “2023 Notes”) at par upon maturity.

Repurchase of 2026 Notes for Cash

In December 2023, we repurchased $9.1 million par value of our 2026 Notes on the open market at approximately 55% of par value, realizing a $4.1 million non-cash gain on extinguishment.

Exchange of 2026 Notes for Term Loan and Cash

On June 3, 2024, we, with certain subsidiaries, as guarantors, entered into a Credit and Guaranty Agreement (the “Credit Agreement”) with certain funds managed by Athyrium Capital Management, LP and certain funds managed by Highbridge Capital Management, LLC, as lenders (together with additional lenders from time to time, the “Lenders”) and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent. Along with borrowings of $67.1 million under the Credit Agreement (the “Term Loan”) and $21.7 million of cash on hand (for a total aggregate purchase price of $88.8 million), we repurchased from the lenders $118.1 million aggregate principal amount of our 2026 Notes. The $29.3 million difference between the $118.1 million aggregate principal amount of the 2026 Notes and the $88.8 million aggregate repurchase price was recorded as a premium (i.e., an increase) to the Term Loan on the Company’s consolidated balance sheet instead of being recognized as a gain on early extinguishment of debt as this was accounted for as a troubled debt restructuring.

Exchange of 2026 Notes for 2029 Notes and Equitization Transaction

On May 14, 2025, we completed the exchange (the “Convertible Note Exchange”) of $70.8 million of our 2026 Notes on a one-for-one basis for newly-issued 2029 Notes. The Convertible Note Exchange was conducted with a limited number of holders of the 2026 Notes pursuant to exchange agreements dated as of May 12, 2025. The 2029 Notes are convertible at the option of the holders into shares of common stock, cash or a combination thereof, as elected by the Company, at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. Holders who convert their 2029 Notes after November 13, 2025 and prior to June 1, 2029 (except for any conversion in connection with a make-whole fundamental change) are entitled to an interest make-whole payment equal to the sum of the remaining scheduled payments of interest  that would have been made had the 2029 Notes remained outstanding from their conversion date through the earlier of (i) the date that is 18 months following their conversion date, and (ii) June 15, 2029, the maturity date. The initial conversion rate for the 2029 Notes is equivalent to an initial conversion price of approximately $6.18 per share of our common stock. The conversion rate is subject to adjustment in certain circumstances.

The 2029 Notes include both a derivative for the interest make-whole feature and a derivative for the conversion feature available to holders allowing them to convert their notes to common stock, cash or a combination thereof.  At each reporting date, we remeasure the embedded derivative instruments to fair market value. Increases or decreases in our stock price may materially affect the fair value of the derivative. The remeasurement of the derivative is presented in our consolidated statement of operations and comprehensive loss. At contract inception, we recorded a net $23.0 million embedded derivative as a component of our 2029 Notes. However, with the sale of OMS906 to Novo Nordisk and the announcement of FDA approval of TA-TMA, our stock price significantly increased.  At December 31, 2025, the fair market value of our embedded derivative was $157.2 million.  We marked-to-market the initial $23.0 million embedded derivative on the 2029 Notes and recorded a $134.2 million non-cash loss on remeasurement to our consolidated statement of operations and comprehensive loss.

On May 12, 2025, we entered into the note conversion agreements (each, a “Note Conversion Agreement”) with two holders of the 2026 Notes to convert $10.0 million aggregate principal amount of 2026 Notes into shares of our common stock in three tranches. We completed the conversion of the final tranche in September 2025, resulting in the issuance of an aggregate of 2,819,866 shares of our common stock to the two holders in exchange for the $10.0 million aggregate principal amount of 2026 Notes. We did not receive new cash proceeds in these transactions. We performed an assessment of the Convertible Note Exchange and Equitization Transaction and determined that these transactions were not a troubled debt restructuring and were a partial extinguishment of our 2026 Notes.

These transactions resulted in a net $3.0 million non-cash loss on extinguishment of the 2026 Notes due to (1) expensing of the unamortized debt issuance costs of the extinguished 2026 Notes, (2) recording the 2029 Notes to fair market value (i.e., at a discount) which we recorded both to our statement of operations and comprehensive loss and as debt on our balance sheet and (3) recording the fair market value of the share-settled liability upon settlement.

Repayment of Term Loan

On November 25, 2025, concurrent with the closing of the sale and licensing of zaltenibart (OMS906) to Novo Nordisk under the APLA, we were required under the terms of the Credit Agreement to repay in full the $67.1 million principal outstanding under the Term Loan along with a 5% prepayment premium.  We recognized a net non-cash gain on extinguishment in the amount of $17.0 million which represents the de-recognition of $17.9 million in unamortized premium and debt issuance costs, derecognition of $2.6 million of embedded derivatives, partially offset by $3.5 million of prepayment premium and related transaction expenses.

Repayment of our obligations under the Credit Agreement resulted in the release in full of all liens and covenants thereunder including the covenant requiring us to maintain a minimum of $25.0 million in unrestricted cash, cash equivalents and short-term investments at all times.

Repayment at Maturity of Remaining 2026 Notes

On February 17, 2026, we repaid the remaining $17.1 million aggregate principal amount of outstanding 2026 Notes in full upon maturity.

See Part II, Item 8, “Note 7 – Debt” and “Note 12 – Shareholders Equity (Deficit)” to our Consolidated Financial Statements in this Annual Report on Form 10-K for additional information on any of these refinancing transactions.

Equity Financing Transactions

At the Market Sales Agreement

We have a sales agreement to sell shares of our common stock from time to time, through an “at the market” (“ATM”) equity offering program. During the year ended December 31, 2025, we sold 4.4 million shares of common stock pursuant to our ATM program, generating $19.0 million in net proceeds at an average price per share of $4.51. On November 14, 2025, the Company filed a shelf registration statement and prospectus supplement renewing the ATM program for an aggregate offering price up to $150.0 million, and as of the date of this annual report, we have $150.0 million in shares of our common stock available to sell under our ATM program.

Registered Direct Offering

On July 28, 2025, we issued and sold 5,365,853 shares of our common stock in a registered direct offering to entities managed by Polar Asset Management Partners at a price of $4.10 per share, representing a 14% premium to the closing price of our common stock on the date of the definitive agreement for the purchase of shares. We received $20.3 million in cash proceeds net of offering expenses.

Share Repurchase Programs

On November 9, 2023, the Board of Directors approved a share repurchase program under which we were permitted to repurchase from time to time up to $50.0 million of our common stock in the open market or through privately negotiated transactions. For the year ended December 31, 2023, we repurchased and retired 1.8 million shares of common stock at an average price of $2.54 per share for an aggregate purchase price of $4.7 million. During the first quarter of 2024, we repurchased and retired 3.2 million shares of common stock at an average of $3.71 per share for an aggregate purchase price of $11.9 million. The terms of the Credit Agreement prohibited us from repurchasing our common stock unless expressly agreed to by the Lenders. Consequently, the Board of Directors terminated the share repurchase program effective upon the execution of the Credit Agreement in May 2024. Repayment of our obligations under the Credit Agreement resulted in the release in full of all liens and covenants thereunder including the covenant prohibiting the Company from repurchasing its shares.

On November 29, 2025, the Board of Directors approved a new share repurchase program under which we are permitted to repurchase from time to time up to $100.0 million of our common stock in the open market or through privately negotiated transactions.

See Part II, Item 8, “Note 12 – Shareholders Equity (Deficit)” to our Consolidated Financial Statements in this Annual Report on Form 10-K for additional information on any of these refinancing transactions.

Financial Summary

As of December 31, 2025, we had cash, cash equivalents and short-term investments of $171.8 million. We had $87.9 million in aggregate principal amount of debt at December 31, 2025, reflecting a decrease of $77.1 million or 46.7% compared to our $164.9 million in aggregate principal amount of debt at December 31, 2024.

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

The following table illustrates our expenses associated with these activities:

	Year Ended
	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Research and development expenses:
Direct external expenses:
Clinical research and development:
MASP-3 program - OMS906 (zaltenibart)	$16,109	$24,997	$22,853
MASP-2 program - OMS721 (narsoplimab)	14,126	35,913	35,352
MASP-2 program - OMS1029 and other	579	4,059	6,249
PDE7 program - (NIDA)	744	115	153
Total clinical research and development	31,558	65,084	64,607
Preclinical research and development	4,071	6,465	5,172
Total direct external expenses	35,629	71,549	69,779
Internal, overhead and other expenses	42,137	43,841	40,337
Stock-based compensation expenses	3,530	4,133	4,754
Total research and development expenses	$81,296	$119,523	$114,870

Clinical research and development expenses decreased $33.5 million between 2025 and 2024.  This change was primarily due to releasing $17.5 million in narsoplimab and $4.4 million of zaltenibart drug substance batches in the prior year.  We experienced further reduction in spend of $5.5 million during the year related to the further close out of our IgA nephropathy program.  In addition, we have also been in the process of closing out and winding down various studies as they relate to Phase 1 of OMS1029 and early Phase 2 studies of OMS906.

Clinical research and development expenses increased $0.5 million between 2024 and 2023. The change primarily relates to $16.1 million of TA-TMA drug manufacturing costs in anticipation of our BLA, mentioned above, and $2.1 million in zaltenibart clinical trials expense and associated costs to manufacture drug supply. These costs are partially offset by a $15.5 million reduction in IgA nephropathy expenses with the closing out of the program and a $2.2 million reduction in OMS1029 expenses primarily due to the completion of one of our single ascending dose studies.

Preclinical research and development expenses decreased $2.4 million in 2025 compared to 2024 primarily due to the completion of certain animal studies under our NIDA grant. In 2025, we also engaged in general cost cutting measures to conserve cash in anticipation of BLA approval of YARTEMLEA.

Preclinical research and development expenses increased $1.3 million in 2024 compared to 2023, primarily due to increased preclinical oncology research and cocaine addiction work related to our NIDA grant during 2024.

Internal overhead and other expenses decreased $1.7 million for the year ended December 31, 2025 primarily due to reduced employee compensation costs and reduced overhead.  Internal overhead and other expenses increased $3.5 million for the year ended December 31, 2024 primarily due to additional employee related costs and having received an employee retention tax credit in the prior year that was recorded as an offset to expense.

The changes in stock-based compensation expense between the three covered years were due to the valuation and timing of the vesting of employee stock options.

We expect our overall research and development costs in 2026 to be lower than in 2025. This anticipated decrease is primarily attributable to reduced clinical trial costs for zaltenibart as these program costs will be incurred by Novo Nordisk in connection with the APLA and the Transition Services Agreement, the absence of development milestone payments under our existing licensing agreement related to zaltenibart, and reduced spend on overall drug manufacturing. Our accounting policy is to expense all manufacturing costs related to product candidates until regulatory approval is reasonably assured in either the U.S. or Europe.

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

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Selling, general and administrative expenses:
Selling, general and administrative expenses, excluding stock-based compensation expense (1)	$36,838	$41,070	$42,520
Stock-based compensation expense	4,662	6,360	7,140
Total selling, general and administrative expenses	$41,500	$47,430	$49,660

(1)	Prior year general and administrative expenses included $2.3 million of income tax expense which we now separately disclose as income tax expense for comparability purposes below.

Selling, general and administrative expense, excluding stock-based compensation expense, decreased $4.2 million between 2025 and 2024 primarily due to reduced spend on third-party consultants and legal fees.  In addition, we enacted cost containment measures in 2025 to conserve cash in anticipation of the launch of YARTEMLEA.  The changes in stock-based compensation expense between the three covered years were due to the valuation and timing of vesting related to employee stock options.

We expect selling, general and administrative expenses in 2026 to increase compared to 2025, primarily reflecting costs associated with building our commercial infrastructure, including the hiring of a field sales force, marketing expenditures, and other commercial launch activities for YARTEMLEA.

Gain on Sale of zaltenibart

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Gain on sale of zaltenibart	$237,594	$—	$—

On November 25, 2025, we closed the Transaction under the APLA with Novo Nordisk, pursuant to which Novo Nordisk received exclusive global rights in all indications to develop and commercialize zaltenibart and certain related compounds and products. Upon closing, we received net proceeds of $237.6 million comprising $240.0 million in upfront cash less $2.4 million in transaction fees.

Gain on Early Extinguishment of Term Debt, Net

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Gain on early extinguishment of term debt, net	$17,035	$—	$—

In November 2025, concurrent with the closing of the sale of zaltenibart to Novo Nordisk, the Company repaid in full the $67.1 million principal outstanding under the Term Loan. As a result, we recognized a net non-cash gain on extinguishment in the amount of $17.0 million which represents the de-recognition of $17.9 million in unamortized premium and debt issuance costs, derecognition of $2.6 million of embedded derivatives, offset by $3.5 million of prepayment premium and related transaction expenses.

Gain (Loss) on Early Extinguishment of 2026 Notes

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Gain (loss) on early extinguishment of 2026 Notes	$(2,968)	$—	$4,112

In May 2025, we completed the Convertible Note Exchange and entered into the Equitization Transaction whereby we exchanged $70.8 million of aggregate principal amount of our 2026 Notes for the same aggregate principal amount of our new 2029 Notes and $10.0 million of aggregate principal amount of 2026 Notes for shares of our common stock. Our obligation to deliver these shares in three tranches was initially accounted for as a share-settled liability measured at fair value. We completed the conversion of the final tranche in September 2025, resulting in the issuance of an aggregate of 2,819,866 shares of our common stock to the two holders in exchange for the $10.0 million of aggregate principal amount of 2026 Notes.  These transactions resulted in a net $3.0 million non-cash loss on extinguishment of our 2026 Notes due to (i) expensing of the unamortized debt issuance costs of the extinguished 2026 Notes, (ii) recording the 2029 Notes to fair market value (i.e., at a discount) which we recorded both to our consolidated statement of operations and comprehensive loss and as debt on our consolidated balance sheet and (iii) recording the fair market value of the share-settled liability upon settlement.

In December 2023, we repurchased $9.1 million par value of our 2026 Notes at a discount, realizing a $4.1 million non-cash gain on extinguishment.

Interest and Other Income

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Interest and other income	$4,096	$11,285	$16,342

Interest and other income principally includes interest earned on our investments, and to a lesser extent, sublease income and grant income from NIDA.  The decreases over both years are primarily due to holding lower average cash and investment balances than in the preceding year.

We expect interest and other income in 2026 to be higher than 2025 primarily due to higher average cash and investment balances during 2026.

Interest Expense

Interest expense is comprised of contractual cash and accrued interest on our 2029 Notes, 2026 Notes, 2023 Notes and Term Loan.  In addition, we record pass through interest on the OMIDRIA royalty obligation, non-cash interest comprised of remeasurement adjustments taken on our OMIDRIA royalty obligation and amortization of debt discount or premiums on our notes and term debt.

Interest expense, net of premiums, discounts, issuance costs and remeasurement adjustments is shown below:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
OMIDRIA royalty obligation
Pass through interest remitted to administrative agent	$19,166	$20,634	$11,848
Non-cash remeasurement adjustment	(33,435)	(5,614)	—
Interest expense, net of remeasurement on OMIDRIA royalty obligation	(14,269)	15,020	11,848

2026 Notes
Contractual interest expense	2,547	7,772	11,774
Amortization of debt discount and issuance costs	287	859	1,234
Interest expense on 2026 Notes	2,834	8,631	13,008

Term Loan
Contractual interest expense	8,021	5,525	—
Amortization of debt premium and issuance costs	(5,578)	(4,681)	—
Interest expense on Term Loan	2,443	844	—

2029 Notes
Contractual interest expense	4,220	—	—
Amortization of debt discount and issuance costs	3,658	—	—
Interest expense on 2029 Notes	7,878	—	—

2023 Notes
Contractual interest expense	—	—	5,195
Amortization of debt discount and issuance costs	—	—	619
Interest expense on 2023 Notes	—	—	5,814

Finance leases and other	154	180	174

Total interest expense, net of remeasurement adjustments and other	$(960)	$24,675	$30,844

Interest on our OMIDRIA royalty obligation is calculated under the effective interest method and represents a portion of the royalties remitted by Rayner to our administrative agent, Wilmington Savings Fund Society, FSB, along with principal. Pass-through interest paid to DRI is offset by non-cash remeasurement adjustments taken to properly reflect the OMIDRIA royalty obligation for changes in probable cash flows on our future expected Rayner royalties.

Contractual interest expense is comprised of cash interest paid during the year and the net change in accrued interest. Amortization of debt discounts, premiums and issuance costs are reflected as non-cash interest expense. Debt discounts on the 2026 Notes and 2029 Notes are accretive whereas the premium on the Term Loan is deducted from contractual interest expense.

Interest expense decreased $25.6 million in 2025 compared to 2024.  The decrease primarily relates to a $27.8 million change in non-cash remeasurement costs on the OMIDRIA royalty obligation to reflect a change in forecasted OMIDRIA cash flows from Rayner.  Excluding any non-cash remeasurement adjustments of the DRI royalty obligation and any non-cash amortization of debt discount, premium, or issuance costs, contractual interest expense remains relatively unchanged from the prior year.

Interest expense decreased $6.2 million in 2024 compared to 2023 primarily due to the extinguishment of $95.0 million in aggregate principal amount of our 2023 Notes at maturity in November 2023 and partially repurchasing $127.2 million in aggregate principal amount of our 2026 Notes in December 2023 and June 2024 for a collective reduction in interest expense of $10.2 million. This decrease was partially offset by increased interest expense of $3.2 million related to our OMIDRIA royalty obligation as we added $115.5 million of principal upon sale in February 2024 to DRI of our remaining OMIDRIA U.S. royalty earnings through 2031.  In addition, with the execution of the Credit Agreement, we incurred $0.8 million in effective interest on our Term Loan.

For further information see Part II, Item 8, “Note 7 – Debt” and “Note 9 – OMIDRIA Royalty Obligation” to our Consolidated Financial Statements in this Annual Report on Form 10-K.

Gain (Loss) on Change in Fair Value of Financial Instruments, Net

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Gain (loss) on change in fair value of financial instruments, net	$(136,717)	$19	$—

Our embedded derivative comprises an interest make-whole and conversion option related to our 2029 Notes.  As of December 31, 2025, the $136.7 million net loss on the embedded derivatives reflects marking to market the option of the 2029 Note holders to convert their notes into shares of common stock, cash or a combination thereof.

Swings in our stock price could significantly affect the valuation of the 2029 Note conversion derivative. In addition, a decrease in interest rates could increase the valuation of the derivative.

Income Tax Expense

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Income tax expense	$(2,012)	$(2,305)	$—

Income tax expense represents taxes payable to various state jurisdictions.

For further information see Part II, Item 8, “Note 14 – Income Taxes” to our Consolidated Financial Statements in this Annual Report on Form 10-K.

Net Income from Discontinued Operations, Net of Tax

On December 23, 2021, we sold our commercial drug, OMIDRIA, to Rayner.  As a result of the OMIDRIA divestiture, the results of OMIDRIA operations have been classified as discontinued operations for all periods presented.

Net income from OMIDRIA discontinued operations, net of tax is shown below:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Interest on OMIDRIA contract royalty asset	$14,717	$16,922	$15,315
Remeasurement adjustments	(12,657)	7,969	41,167
Other income (expense), net	(58)	1,211	1,087
Ex-US royalties	12	—	—
Income before income tax	2,014	26,102	57,569
Income tax expense (1)	(556)	(288)	(462)
Net income from discontinued operations, net of tax	$1,458	$25,814	$57,107

(1)	For further discussion of income tax expense, please refer to Part II, Item 8, “Note 14 – Income Taxes” to our Consolidated Financial Statements in this Annual Report on Form 10-K.

Interest on OMIDRIA contract royalty asset

During the years ended December 31, 2025, 2024 and 2023, we recorded $14.7 million, $16.9 million and $15.3 million, respectively, of income in discontinued operations representing interest income on the outstanding OMIDRIA contract royalty asset at an implied effective interest rate of 11.0%.

Remeasurement Adjustments

Periodically, but at least annually, we remeasure the OMIDRIA contract royalty asset when there is a greater probability of achieving materially higher or lower royalty earnings than previously expected. To measure the OMIDRIA contract royalty asset, we use the expected value approach, which is the sum of the discounted probability-weighted royalty payments we would receive using a range of potential outcomes, to the extent that it is probable that a significant reversal in the amount of cumulative income recognized will not occur. Remeasurement is impacted by any changes to the probability-weighting applied to the range of potential outcomes that could occur. For further discussion of discontinued operations, please refer to Part II, Item 8, “Note 8 – Discontinued Operations – Sale of OMIDRIA” to our Consolidated Financial Statements in this Annual Report on Form 10-K.

Milestone Income

The Milestone Event occurred in December 2022, entitling us to receive a Milestone Payment of $200.0 million from Rayner. We received the Milestone Payment together with accrued interest in February 2023.

Income Tax Expense

For the years ended December 31, 2025, 2024 and 2023, we recorded state income tax expense of $0.6 million, $0.3 million and $0.5 million, respectively, in discontinued operations.

Financial Condition - Liquidity and Capital Resources

The Transaction with Novo Nordisk, which closed on November 25, 2025, provided us with $240.0 million in upfront cash.  Under the Credit Agreement, the Company used a portion of the proceeds from the Transaction to repay the $67.1 million outstanding principal on the Term Loan, along with $3.5 million in related prepayment premiums and transaction expenses. Repayment of our obligations under the Credit Agreement resulted in the release in full of all liens and covenants thereunder, including the covenant requiring us to maintain a minimum of $25.0 million in unrestricted cash, cash equivalents and short-term investments at all times.

As of December 31, 2025, we had cash, cash equivalents and short-term investments of $171.8 million. We had $87.9 million in aggregate principal amount of debt at December 31, 2025, reflecting a decrease of $77.1 million, or 46.7%, compared to $164.9 million in aggregate principal amount of debt at December 31, 2024. Subsequent to year end, we repaid at maturity the remaining $17.1 million aggregate principal amount of our 2026 Notes in February 2026.

We expect that we will be able to fund more than 12 months of operations from the remaining proceeds from our current cash, cash equivalents, and short-term investments, along with funds we expect to receive from commercial sales of YARTEMLEA from the date of issuance of the financial statements.

Should it be necessary or determined to be strategically advantageous, we also could pursue public and private offerings of our equity securities, debt transactions or restructurings, future royalty sales, or other strategic transactions, which may include licensing or selling a portion or all of one or more of our existing technologies. In addition, we have a sales agreement to sell shares of our common stock, from time to time, in an “at the market” equity offering facility through which we may offer and sell shares of our common stock equaling an aggregate amount of up to $150.0 million.

Cash Flow Data

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Selected cash flow data
Cash provided by (used in):
Operating activities	$(116,094)	$(148,803)	$74,726
Investing activities	$164,523	$82,217	$27,454
Financing activities	$(42,169)	$62,881	$(106,084)

Operating Activities. Net cash used in operating activities decreased by $32.7 million for the year ended December 31, 2025 compared to the same period in 2024. The change was primarily due to a decrease in net loss of $153.5 million and $112.8 million of change in non-cash charges, partially offset by a $237.6 million gain on sale of zaltenibart to Novo Nordisk.

Net cash used in operating activities for the year ended December 31, 2024 decreased by $223.5 million compared to the same period in 2023. This change was primarily due to collecting the $200.0 million Milestone Payment from Rayner in February 2023 and a $15.5 million decrease in accounts payable and accrued expenses in the current year.

Investing Activities. Net cash provided by investing activities for the year ended December 31, 2025 increased $82.3 million as compared to the same period in 2024 primarily due to proceeds received from the sale of zaltenibart in the fourth quarter.

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

Financing Activities. Net cash used in financing activities increased $105.1 million during 2025 compared to the prior year primarily due to (i) receiving $115.5 million in cash from DRI for the sale of future OMIDRIA royalties in February 2024 and (ii) repayment of the Term Loan of $67.1 million along with payments totaling $3.5 million related to prepayment premiums and transaction related fees. These changes were partially offset by net proceeds received from a registered direct offering of $20.3 million, net issuances of common stock through our ATM of $19.0 million and an increase in proceeds from the exercise of stock options of $7.1 million in the current year.  Additionally, we used $21.7 million to repurchase our 2026 Notes and $11.9 million to repurchase common stock.

Net cash provided by financing activities increased $169.0 million during 2024 compared to the prior year. The increase was primarily due to receiving $115.5 million in cash from DRI related to the sale of future OMIDRIA royalties in February 2024 and extinguishing $95.0 million of par value on our 2023 Notes at maturity in August 2023. This was partially offset by increased payments to DRI of $17.6 million in 2024 related to the OMIDRIA royalty obligation, an additional $16.9 million paid to repurchase our 2026 Notes and increased common stock repurchases of $7.2 million.

Contractual Obligations and Commitments

Operating and Finance Leases

We have operating leases related to our office and laboratory space. The initial term of the leases is through November 2027, and we have two options to extend the lease term, each by five years. As of December 31, 2025, the remaining aggregate non-cancelable rent payable under the initial term of the lease, excluding common area maintenance and related operating expenses, was $12.7 million.

We have finance leases for certain laboratory and office equipment that have lease terms expiring through October 2029. As of December 31, 2025, the remaining aggregate non-cancellable finance lease payable was $1.3 million.

Debt

For more information regarding the repayment of our 2023 Notes, 2026 Notes and Term Loan, as well as issuance of our 2029 Notes, see Part II, Item 8, “Note 7 - Debt”.

OMIDRIA Royalty Obligation

For more information regarding the OMIDRIA Royalty Obligation, see Part II, Item 8, “Note 9 - OMIDRIA Royalty Obligation”.

Goods & Services

We have certain non-cancellable obligations under other agreements for the acquisitions of goods and services associated with the manufacturing of our product candidates, which contain firm commitments. As of December 31, 2025, our aggregate firm commitments were $2.6 million.

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

●     accounting for debt issuances, primarily related to fair valuing debt and issuance costs; and

●     valuation of embedded derivative.

If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected.

OMIDRIA Royalties, Milestones and Contract Royalty Assets

We have rights to receive future royalties from Rayner on OMIDRIA net sales at royalty rates that vary based on geography and certain regulatory contingencies. Therefore, future OMIDRIA royalties are treated as variable consideration. To measure the OMIDRIA contract royalty asset, we used the expected value approach, which is the discounted sum of probability-weighted royalty payments we would receive using a range of potential outcomes at an implied effective interest rate of 11%. The contract royalty asset excludes any revenue which potentially may be reversed in the event of an over estimation.

We receive monthly royalty reports of Rayner’s OMIDRIA product sales in accordance with the Asset Purchase Agreement. Upon the closing of the Asset Purchase Agreement, we determined the expected minimum net present value of future OMIDRIA royalty receipts and recognized the amount as a gain on the sale of OMIDRIA in discontinued operations on our consolidated statement of operations and comprehensive income and as an OMIDRIA contract royalty asset on our consolidated balance sheet.

Upon achieving the Milestone Event in February 2023, the royalty rate applicable to U.S. net sales of OMIDRIA was reduced from 50% to 30%. The 30% royalty rate continues until the expiration or termination of the last issued and unexpired U.S. patent, which we expect to occur no earlier than 2035. We currently earn a royalty rate of 15% on net ex-U.S. sales. Royalties earned are recorded as a reduction to the OMIDRIA contract royalty asset.

The OMIDRIA contract royalty asset is subject to changes in net sales of OMIDRIA. All else being equal, a 10% decrease or increase in net sales results in a $12.2 million change in value of the OMIDRIA contract royalty asset, resulting in a potential OMIDRIA contract royalty asset valued within the range of $109.6 million to $134.0 million. Changes in net sales could occur due to various risks such as competitors entering the market, changes in the standard of care for cataract patients and loss of separate payment status for OMIDRIA. In determining the value of the OMIDRIA contract royalty asset, we have considered all of these factors. The OMIDRIA contract royalty asset is remeasured periodically using the expected value approach based on actual results and future expectations. The royalties earned and any remeasurement adjustments are recorded in discontinued operations.

OMIDRIA Royalty Obligations

The sale of any portion of our OMIDRIA royalty receipts is treated as a liability on our consolidated balance sheet, as this does not result in the transfer of a participating interest. We amortize royalty obligation liabilities over the term of the arrangement using the effective interest method and classify interest expense as a component of continuing operations.

To the extent our estimates of future royalties are less than previous estimates, we will adjust the carrying amount of the royalty obligation to the present value of the revised estimated cash flows, discounted at the original effective interest rate utilizing the cumulative catch-up method. Any remeasurement adjustment is recognized as a component of interest expense in net loss from continuing operations. Our estimate of cash flows from future royalties is derived from the contract royalty asset accounting described above.

Debt Issuances and Repayment

Transactions involving contemporaneous exchanges of cash between the same debtor and creditor in connection with the issuance of a new debt obligation and satisfaction of an existing debt obligation by the debtor are first evaluated as to whether they qualify as a troubled debt restructuring (“TDR”) under ASC Topic 470-60, Debt - Troubled Debt Restructuring by Debtors (“ASC 470-60”).  ASC 470-60 requires debt modifications to be evaluated if (1) the borrower is experiencing financial difficulty, and (2) the lender grants the borrower a concession.  If both conditions are met under TDR accounting, we would record as the carrying value of the new debt any repurchased old debt less any cash paid.  No gain on restructuring is recognized unless the carrying value of the new debt exceeds the undiscounted cash flows of the new debt. Any cancellation of debt income is amortized over the term of the new debt. We determined that the Term Loan qualified as a TDR. Therefore, we amortized as debt premium the cancellation of debt income from the partial repurchase of the 2026 Notes against the Term Loan.

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

We refer to debt as being “extinguished” if the debt is repaid due to mandatory repayment features in the contract or upon maturity of the debt.

In November 2023, we repaid our 2023 Notes at maturity.  This did not result in any gain or loss on our consolidated statement of operations and comprehensive loss as the related debt discount and issuance costs were already fully amortized.

The partial repurchase of the 2026 Notes in 2023 was deemed to be a modification whereby we were able to recognize a $4.1 million gain on debt extinguishment.

In May 2025, the Convertible Note Exchange and Equitization Transactions were treated as a partial extinguishment of the 2026 Notes under the debt accounting guidance. These transactions resulted in a net $3.0 million non-cash loss on extinguishment of our 2026 Notes due to (1) expensing of the unamortized debt issuance costs of the extinguished 2026 Notes, (2) recording the 2029 Notes to fair market value (i.e., at a discount) which we recorded both to our consolidated statement of operations and comprehensive loss and as debt on our consolidated balance sheet and (3) recording the fair market value of the share-settled liability upon settlement.

In November 2025, the sale of zaltenibart to Novo Nordisk triggered the mandatory and full repayment of all outstanding principal under the Term Loan.  As a result, we recognized a net non-cash gain on extinguishment in the amount of $17.0 million which represents the de-recognition of $17.9 million in unamortized premium and debt issuance costs, derecognition of $2.6 million of embedded derivatives, offset by $3.5 million of prepayment premium and related transaction expenses.

In February 2026, we repaid the remaining outstanding aggregate principal amount of our 2026 Notes in full upon maturity.

Please refer to Part II, Item 8, “Note 7 - Debt” to our Consolidated Financial Statements in this Annual Report on Form 10-K.

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

Cash, Cash Equivalents and Short-Term Investments

Our exposure to market risk is primarily confined to our investment securities. The primary objective of our investment activities is to preserve our capital to fund operations, and we do not enter into financial instruments for trading or speculative purposes. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in high-credit-quality securities. As of December 31, 2025, we had cash, cash equivalents and short-term investments of $171.8 million. In accordance with our investment policy, we invest funds in highly liquid, investment-grade securities. The money market funds in our investment portfolio are not leveraged and are classified as available-for-sale. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative effect on the realized value of our investment portfolio. We actively monitor changes in interest rates and, with our current portfolio of short-term investments, we are not exposed to significant loss due to changes in interest rates.

Convertible Notes, Term Debt and Embedded Derivatives

As of December 31, 2025 and December 31, 2024, we had fixed-rate borrowings from our 2026 Notes and 2029 Notes. We record all of our fixed-rate borrowings at amortized cost and, therefore, do not experience any risk for changes in interest rates. However, we include embedded derivatives along with our debt in our reporting of our 2029 Notes and Term Loan in our consolidated balance sheets. The repayment of our Term Loan in November 2025 resulted in the de-recognition of the associated embedded derivative as of December 31, 2025. The derivatives on our 2029 Notes are marked to fair value every reporting period. The fair value inputs to the 2029 Notes’ derivative valuation include stock price, unsecuritized discount rate, risk-free rate, volatility, and term. Swings in our stock price could significantly affect the valuation of the 2029 Note conversion derivative. In addition, a decrease in interest rates could increase the valuation of the derivative. As of December 31, 2025, a 20% decrease or increase in our stock price results in an approximate $39.0 million change in the fair value of the 2029 Notes embedded derivative within the range of $119.0 million to $197.0 million.

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Omeros Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Omeros Corporation (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Seattle, Washington

March 31, 2026

OMEROS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2025	2024

Assets
Current assets:
Cash and cash equivalents	$9,660	$3,400
Short-term investments	162,144	86,732
OMIDRIA contract royalty asset	25,351	29,083
Receivables	10,917	7,739
Prepaid expense and other assets	7,595	7,166
Total current assets	215,667	134,120
OMIDRIA contract royalty asset, non-current	96,435	124,266
Right of use assets	10,708	14,961
Property and equipment, net	1,768	2,678
Restricted investments	1,054	1,054
Total assets	$325,632	$277,079

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$4,764	$5,905
Accrued expenses	29,388	26,005
OMIDRIA royalty obligation	20,547	20,645
2026 Notes, net	17,063	—
Term debt	—	21,000
Lease liabilities	6,300	5,971
Total current liabilities	78,062	79,526
OMIDRIA royalty obligation, non-current	147,319	195,612
2026 and 2029 Notes, non-current, net	51,364	97,178
2029 Notes embedded derivative, non-current	157,171	—
Term debt, non-current, net	—	69,640
Term debt, embedded derivative, non-current	—	(235)
Lease liabilities, non-current	7,245	13,466
Other accrued liabilities, non-current	5,702	4,501
Commitments and contingencies (Note 10)
Shareholders’ equity/(deficit):
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized; none issued and outstanding at December 31, 2025 and December 31, 2024	—	—
Common stock, par value $0.01 per share, 150,000,000 shares authorized at December 31, 2025 and December 31, 2024; 71,670,791 and 58,044,465 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively.	716	580
Additional paid-in capital	791,748	727,156
Accumulated deficit	(913,695)	(910,345)
Total shareholders’ equity/(deficit)	(121,231)	(182,609)
Total liabilities and shareholders’ equity/(deficit)	$325,632	$277,079

See accompanying Notes to Consolidated Financial Statements

OMEROS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023

Costs and expenses:
Research and development	$81,296	$119,523	$114,870
Selling, general and administrative	41,500	47,430	49,660
Total costs and expenses	122,796	166,953	164,530
Loss from operations	(122,796)	(166,953)	(164,530)
Gain on sale of zaltenibart	237,594	—	—
Gain on early extinguishment of term debt, net	17,035	—	—
Gain (loss) on early extinguishment of 2026 Notes	(2,968)	—	4,112
Interest and other income	4,096	11,285	16,342
Interest expense, net of remeasurement adjustments and other	960	(24,675)	(30,844)
Gain (loss) on change in fair value of financial instruments, net	(136,717)	19	—
Loss from continuing operations before income tax expense	(2,796)	(180,324)	(174,920)
Income tax expense	(2,012)	(2,305)	—
Net loss from continuing operations, net of tax	(4,808)	(182,629)	(174,920)
Net income from discontinued operations, net of tax	1,458	25,814	57,107
Net loss	$(3,350)	$(156,815)	$(117,813)

Basic and diluted net income (loss) per share:
Net loss from continuing operations	$(0.08)	$(3.14)	$(2.79)
Net income from discontinued operations	0.03	0.44	0.91
Net loss	$(0.05)	$(2.70)	$(1.88)

Weighted-average shares used to compute basic and diluted net income (loss) per share	63,510,201	58,170,931	62,739,227

See accompanying Notes to Consolidated Financial Statements

OMEROS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity/(Deficit)
Balance at December 31, 2022	62,828,765	$628	$720,773	$(635,717)	$85,684
Issuance of common stock upon exercise of stock options	36,726	—	150	—	150
Issuance of common stock upon vesting of restricted stock units	67,250	1	(1)	—	—
Repurchases of common stock	(1,804,144)	(18)	(4,636)		(4,654)
Stock-based compensation	—	—	11,650	—	11,650
Net loss	—	—	—	(117,813)	(117,813)
Balance at December 31, 2023	61,128,597	611	727,936	(753,530)	(24,983)
Issuance of common stock upon exercise of stock options	111,109	1	546	—	547
Repurchases of common stock	(3,195,241)	(32)	(11,819)	—	(11,851)
Stock-based compensation	—	—	10,493	—	10,493
Net loss	—	—	—	(156,815)	(156,815)
Balance at December 31, 2024	58,044,465	580	727,156	(910,345)	(182,609)
Issuance of common stock - registered direct offering, net	5,365,853	53	20,274	—	20,327
Issuance of common stock - at-the-market equity offering facility, net	4,367,628	44	18,972	—	19,016
Issuance of common stock - 2026 Notes equitization, net	2,819,866	28	9,514	—	9,542
Issuance of common stock upon exercise of stock options	1,072,979	11	7,640	—	7,651
Stock-based compensation	—	—	8,192	—	8,192
Net loss	—	—	—	(3,350)	(3,350)
Balance at December 31, 2025	71,670,791	$716	$791,748	$(913,695)	$(121,231)

See accompanying Notes to Consolidated Financial Statements

OMEROS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities:
Net loss	$(3,350)	$(156,815)	$(117,813)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of zaltenibart	(237,594)	—	—
Remeasurement on fair value of financial instruments	136,717	(19)	—
Stock-based compensation expense	8,192	10,493	11,650
Depreciation and amortization	964	950	920
(Gain) loss on early extinguishment of 2026 Notes	2,968	—	(4,112)
Amortization of discount and issuance costs on 2026 Notes and 2029 Notes	3,945	859	1,853
Amortization of premium and issuance costs on term debt	(5,578)	(4,681)	—
Gain on early extinguishment on term debt, gross	(20,579)	—	—
Non-cash interest remeasurement on OMIDRIA royalty obligation	(33,435)	(5,614)	—
Non-cash interest on OMIDRIA contract royalty asset	(14,717)	(16,922)	(15,315)
Remeasurement on OMIDRIA contract royalty asset	12,657	(7,969)	(41,167)
Accretion on U.S. government treasury bills, net	—	(4,371)	(8,714)
Changes in operating assets and liabilities:
OMIDRIA contract royalty asset	33,623	39,651	40,595
Accounts payable and accrued expense	4,582	(5,239)	4,682
Receivables	(3,178)	357	205,125
Prepaid expenses and other	(1,311)	517	(2,978)
Net cash provided by (used in) operating activities	(116,094)	(148,803)	74,726
Investing activities:
Gross cash proceeds from sale of zaltenibart	240,000	—	—
Proceeds from the sale and maturities of investments	109,900	1,069,767	1,046,482
Purchases of investments	(185,312)	(987,385)	(1,018,602)
Purchases of property and equipment	(65)	(165)	(426)
Net cash provided by investing activities	164,523	82,217	27,454
Financing activities:
Proceeds from registered direct offering, net	20,327	—	—
Proceeds from issuance of common stock from the ATM facility, net	19,016	—	—
Proceeds upon exercise of stock options	7,651	547	150
Repayment of term debt principal	(67,077)	—	—
Principal payments on OMIDRIA royalty obligation	(14,956)	(18,780)	(1,152)
Prepayment premium and transaction costs on repayment of term debt	(3,544)	—	—
Payment of debt issuance costs related to 2029 Notes	(2,837)	—	—
Payments on finance lease obligations	(749)	(829)	(555)
Proceeds from sale of future royalties	—	115,525	—
Payment on maturity of 2023 Notes	—	—	(95,000)
Cash paid to repurchase 2026 Notes	—	(21,731)	(4,873)
Repurchases of common stock	—	(11,851)	(4,654)
Net cash provided by (used in) financing activities	(42,169)	62,881	(106,084)
Net increase (decrease) in cash and cash equivalents	6,260	(3,705)	(3,904)
Cash and cash equivalents at beginning of period	3,400	7,105	11,009
Cash and cash equivalents at end of period	$9,660	$3,400	$7,105

Supplemental cash flow information
Exchange of 2026 Notes for 2029 Notes	$70,785	$—	$—
Exchange of 2026 Notes for common stock	$10,000	$—	$—
Cash paid for interest	$35,419	$35,686	$29,923
Cash paid for income taxes, net	$153	$165	$3,292
Equipment acquired under finance lease	$—	$1,523	$952

See accompanying Notes to Consolidated Financial Statements

OMEROS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Basis of Presentation

General

Omeros Corporation (“Omeros,” the “Company” or “we”) is an innovative, commercial-stage biotechnology company that discovers and develops first-in-class protein and small-molecule therapeutics for large-market and orphan indications, with particular emphasis on complement-mediated diseases, cancers, and addictive or compulsive disorders.

Our clinical-stage development programs include: narsoplimab, our antibody targeting mannan-binding lectin-associated serine protease 2 (“MASP-2”), the effector enzyme of the lectin pathway of complement; OMS1029, our long-acting antibody targeting MASP-2; and OMS527, our phosphodiesterase 7 (“PDE7”) inhibitor program. During 2025, we sold to Novo Nordisk Health Care AG the exclusive global rights in all indications to develop and commercialize zaltenibart, also known as OMS906, our antibody targeting mannan-binding lectin-associated serine protease-3 (“MASP-3”), the key activator of the alternative pathway of complement.

FDA Approval of YARTEMLEA®

On December 23, 2025, FDA approved YARTEMLEA® (narsoplimab-wuug) for the treatment of hematopoietic stem cell transplant-associated thrombotic microangiopathy (“TA-TMA”). TA-TMA is a severe and often-fatal complication of hematopoietic stem cell transplantation in adults and children, driven by systemic endothelial injury triggered by conditioning regimens, immunosuppressants, infection, graft-versus-host disease, and other transplant-related factors. Activation of the lectin pathway of complement plays a central role in disease pathogenesis. YARTEMLEA selectively inhibits MASP-2, blocking pathway activation while preserving classical and alternative complement functions important for host defense. In TA-TMA, MASP-2 inhibition prevents lectin pathway-mediated cellular injury, including endothelial damage in small blood vessels, and thrombus formation.

YARTEMLEA is the first and only approved inhibitor of the lectin pathway of complement. YARTEMLEA is approved for use in adults and in children ages two years and older.

Commercial distribution and sales of YARTEMLEA commenced in January 2026.

A marketing authorization application (“MAA”) for YARTEMLEA in TA-TMA has been submitted to the European Medicines Agency (“EMA”) and is being reviewed under EMA’s centralized review procedure, which allows review of a single marketing authorization application. If the MAA is approved, it would authorize the product to be marketed in all EU member states and European Economic Area countries. The European Commission (the “EC”) has granted narsoplimab designation as an orphan medicinal product for treatment in hematopoietic stem cell transplantation.

Sale of Zaltenibart

On November 25, 2025, we completed a transaction (the “Transaction”) pursuant to an Asset Purchase and License Agreement (“APLA”) between Omeros and Novo Nordisk Healthcare AG (“Novo Nordisk”), dated October 10, 2025, in which Novo Nordisk received exclusive global rights in all indications to develop and commercialize our lead investigational MASP-3 inhibitor, zaltenibart (formerly OMS906), and certain related compounds and products. Zaltenibart is a first-in-class, late-stage clinical humanized monoclonal antibody targeting MASP-3, the most upstream and key activator of the alternative pathway of the complement system. Zaltenibart has shown multiple potential advantages over other alternative pathway inhibitors in development and on the market.

At the closing of the Transaction, we received an upfront cash payment of $240.0 million. In addition, we are eligible to receive (i) up to $510.0 million in one-time milestone payments upon the first achievement by Novo Nordisk or its affiliates or sublicensees of each of the development and approval milestone events as set forth in the APLA and (ii) up to $1.3 billion in one-time milestone payments upon the first achievement by Novo Nordisk or its affiliates or sublicensees of certain sales-based milestone events as set forth in the APLA. We are also eligible under the APLA to receive tiered royalties on annual net sales of products at percentage rates ranging from high single digit to high teens, subject to reduction in certain circumstances, as set forth in the APLA. In total, we are eligible to receive up to an additional $1.8 billion in potential development and commercial milestones, plus tiered royalties on net sales.

Pursuant to the APLA, we sold and transferred, and Novo Nordisk purchased zaltenibart and certain related assets, and the parties agreed to grant and receive certain intellectual property licenses to facilitate the continued development and commercialization activities of both companies. We retain rights to our MASP-3 small-molecule program unrelated to zaltenibart, including the ability to develop and commercialize small-molecule MASP-3 inhibitors, across a range of therapeutic areas, including, but not limited to, ophthalmology, neurology, gastrointestinal disorders, dermatology, musculoskeletal diseases, and oncology. We also retain rights to our “grandfathered” MASP-3 antibodies, with temporal and indication restrictions on commercialization and for use in advancing our small-molecule therapeutics.

In accordance with the APLA, at the closing of the Transaction, Omeros and Novo Nordisk entered into a transition services agreement (the “Transition Services Agreement”) pursuant to which we are providing certain transition services to Novo Nordisk to facilitate the transfer of the acquired assets and liabilities under the APLA and to provide for the continued operation of relevant studies and program activities during the applicable term. Subject to certain exceptions and limitations, Novo Nordisk reimburses us for costs and expenses we incur under the Transition Services Agreement, including third-party costs and expenses, costs associated with delivery of transition services by Omeros personnel on an hourly basis at rates specified in the Transition Services Agreement, and for our inventories of zaltenibart drug substance and product.

Other Development Programs

Our lectin pathway program also includes OMS1029, our long-acting antibody targeting MASP-2. We have completed Phase 1 clinical trials evaluating both single-ascending and multiple ascending doses of OMS1029. Results of these studies support once-quarterly dosing administered either intravenously or subcutaneously. OMS1029 has been well tolerated to date with no safety concerns identified. We are working to finalize selection of an indication and initiate Phase 2 clinical development of OMS1029.

Our phosphodiesterase 7 (“PDE7”) inhibitor program, which we refer to as OMS527, comprises multiple PDE7 inhibitor compounds and is based on our discoveries of previously unknown links between PDE7 and any addiction or compulsive disorder, and between PDE7 and any movement disorders. In April 2023, we were awarded a grant from the National Institute on Drug Abuse (“NIDA”), to develop an orally administered PDE7 inhibitor compound for the treatment of cocaine use disorder (“CUD”). NIDA awarded the grant to us for a total of $6.24 million over three years, of which we have claimed and received $2.2 million of funding to date and for the year ended December 31, 2025 recognized $0.9 million into Other Income in our consolidated statement of operations and comprehensive loss. FDA subsequently requested additional preclinical information prior to initiating the clinical in-patient study in cocaine users. Together with our collaborators at NIDA, we are scheduled to meet with FDA to discuss that request.

We also have various programs in preclinical research and development.

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

Liquidity and Capital Resources

The Transaction with Novo Nordisk, which closed on November 25, 2025, provided us with $240.0 million in upfront cash.  Under that certain Credit and Guarantee Agreement, dated June 3, 2024 (the “Credit Agreement”), among the Company, the Lenders (as defined below) from time to time party thereto, and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent, the Company used a portion of the proceeds from the sale of zaltenibart to repay the $67.1 million outstanding principal on the term debt (the “Term Loan”) under the Credit Agreement, along with $3.5 million in related prepayment premiums and transaction expenses. Repayment of our obligations under the Credit Agreement resulted in the release in full of all liens and covenants thereunder including the covenant requiring us to maintain a minimum of $25.0 million in unrestricted cash, cash equivalents and short-term investments at all times.

As of December 31, 2025, we had cash, cash equivalents and short-term investments of $171.8 million. We had $87.9 million in aggregate principal amount of debt at December 31, 2025, reflecting a decrease of $77.1 million, or 46.7%, compared to $164.9 million in aggregate principal amount of debt at December 31, 2024.

On February 17, 2026, using funds received upon the closing of the Transaction, we repaid at maturity the remaining $17.1 million principal balance on our 5.25% convertible senior notes due 2026 (the “2026 Notes”).  Omeros expects that it will be able to fund more than 12 months of operations from the date the financial statements are issued, utilizing our current cash, cash equivalents, and short-term investments, along with funds we expect to receive from commercial sales of YARTEMLEA.

Should it be necessary or determined to be strategically advantageous, we also could pursue public and private offerings of our equity securities, debt transactions or restructurings, future royalty sales, or other strategic transactions, which may include licensing or selling a portion or all of one or more of our existing technologies. In addition, we have a sales agreement to sell shares of our common stock, from time to time, in an “at the market” equity offering facility through which we may offer and sell shares of our common stock in an aggregate amount of up to $150.0 million.

For purposes of determining available capital resources, future royalty and/or milestone receipts are excluded.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant items subject to such estimates include the OMIDRIA contract royalty asset, OMIDRIA royalty obligation valuations and the embedded derivatives associated with our debt. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances; however, actual results could differ from these estimates.

Note 2—Significant Accounting Policies

Segment Reporting

We operate in one business segment focusing on the research, discovery, development and commercialization of small-molecule and protein therapeutics targeting immunologic diseases, including complement-mediated diseases and cancers related to dysfunction of the immune system, as well as addictive and compulsive disorders. The Company defines its operating segment based on internally reported financial information that is regularly used by the Chief Operating Decision Maker (“CODM”) to analyze performance, make decisions and allocate resources. The Company's CODM is our Chief Executive Officer. For the year ended December 31, 2025, the Company has identified one operating and reporting segment. The CODM reviews net income (loss) and expenses reported on the consolidated statement of operations and comprehensive income (loss). The measurement of segment assets is reported on the consolidated balance sheet as total consolidated assets. All long-lived assets are held in the U.S. Our segment net loss aligns with our consolidated statement of operations and comprehensive loss.

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

Selling, General and Administrative

Selling, general and administrative expenses are comprised primarily of marketing expenses; professional and legal services; patent costs; and salaries, benefits, and stock-compensation costs for marketing and other personnel not directly engaged in research and development. Additionally, selling, general and administrative expenses include depreciation; an allocation of our occupancy costs; and other general corporate expenses. Advertising costs are expensed as incurred. We had no advertising costs during the years ended December 31, 2025, 2024 and 2023.

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

Income Taxes

The Company included the impact of the One Big Beautiful Bill Act (“OBBBA”) in its income tax provision for the twelve months ended December 31, 2025. The enactment of the OBBBA reduced the Company’s taxable income for federal income tax purposes, resulting in no federal taxable income for the year. The impact of the OBBBA on state income taxes varies by jurisdiction due to differences in state conformity with federal tax law, and the Company incurred state income tax expense in certain jurisdictions.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect of income tax positions only if those positions are more likely than not to be sustained upon an examination by the relevant taxing authority. A valuation allowance is established when it is more likely than not that the deferred tax assets will not be realized. (For further details, see “Note 14 — Income Taxes”).

Asset Sale Transactions

The Company evaluates transactions involving the sale of our compounds, products or drug programs to determine whether such arrangements represent a sale of a business or a sale of a nonfinancial asset. Transactions that do not meet the definition of a business are accounted for as the sale of a nonfinancial asset under Accounting Standards Codification (“ASC”) 610‑20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets.

Upon transfer of control of the compound, product or drug program asset to a counterparty, the Company recognizes consideration received. Any excess of consideration over the carrying value of the asset sold is recognized as a gain in the consolidated statements of operations.

Potential Milestone Income

The APLA with Novo Nordisk includes variable consideration in the form of milestone payments that are contingent upon the achievement of specified development, regulatory, or commercialization events. The Company applies the variable consideration and constraint guidance in ASC 606, Revenue from Contracts with Customers, by analogy. At contract inception and throughout the term of the arrangement, the Company assesses whether the achievement of each milestone is probable and estimates variable consideration using the most likely amount method. Contingent milestone payments are excluded from the transaction price until the related milestone is achieved and it is probable that a significant reversal of cumulative revenue recognized will not occur.

Amounts are included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company re-evaluates the transaction price at each reporting period, including the estimated variable consideration and the application of the constraint, to reflect changes in circumstances. Factors considered in these evaluations include the clinical or technical complexity of the milestone, the stage of development, and the risk of regulatory approval. Because of the risk that products in development will not receive regulatory approval, we generally do not recognize any contingent payments that would be due to us until regulatory approval.

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

We determined that the sale of OMS906 to Novo Nordisk did not meet the above criteria. As such, we have recorded the gain on sale of zaltenibart in Other Income in our consolidated statement of operations and comprehensive loss.

On December 23, 2021, we closed on an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Rayner Surgical Inc. (“Rayner”) for the sale of our commercial product OMIDRIA which we record as an OMIDRIA contract asset on our consolidated balance sheet. As a result of the divestiture, the results of OMIDRIA activities are classified as discontinued operations in our consolidated statement of operations and comprehensive loss and excluded from continuing operations for all periods presented. We have rights to receive future royalties from Rayner on OMIDRIA net sales at royalty rates that vary based on geography and certain regulatory contingencies. Therefore, future OMIDRIA royalties are treated as variable consideration. The sale of OMIDRIA qualified as an asset sale under GAAP. To measure the OMIDRIA contract royalty asset, we use the expected value approach which is the sum of the discounted probability-weighted royalty payments we would receive using a range of potential outcomes, to the extent that it is probable that a significant reversal in the amount of cumulative income recognized will not occur.

All U.S. royalties received from Rayner through December 31, 2031 are remitted by Rayner to an escrow account established by Omeros, from which payments are made to DRI Healthcare Acquisition LP (“DRI”) and are entirely pass-through in nature to the Company. These payments comprise interest expense, with the remainder treated as a reduction of the OMIDRIA royalty obligation. The amount recorded in discontinued operations in future periods will reflect interest earned on the outstanding OMIDRIA contract royalty asset at 11.0% and any amounts we receive that are different from the expected royalties. The OMIDRIA contract royalty asset is re-measured quarterly using the expected value approach, which incorporates actual results and future expectations. (For further details see “Note 8 — Discontinued Operations —Sale of OMIDRIA”).

OMIDRIA Royalty Obligation

On September 30, 2022, we sold to DRI a portion of our future OMIDRIA royalty receipts for a purchase price of $125.0 million and recorded an OMIDRIA Royalty Obligation for the same amount. On February 1, 2024, DRI purchased our remaining U.S. OMIDRIA royalty receipts through December 31, 2031 for $115.5 million in cash under an Amended and Restated Royalty Purchase Agreement (the “Amendment”). The Amendment with DRI eliminated the previously existing annual caps on royalty payments after January 1, 2024, and provides that DRI receives all royalties on U.S. net sales of OMIDRIA payable between January 1, 2024 and December 31, 2031.  We accounted for the Amendment as a modification of our existing debt from DRI. The OMIDRIA royalty obligation is valued based on our estimates of future OMIDRIA royalties and is amortized through December 31, 2031.

To the extent our estimates of future royalties differ materially from the previous estimates, we will adjust for future OMIDRIA royalties to the present value of the revised estimated cash flows, discounted at the implied effective interest rate of 10.27% utilizing the cumulative catch-up method. We record interest expense as a component within continuing operations. Any such remeasurement adjustment is recognized as non-cash interest expense within continuing operations (see “Note 9 - OMIDRIA Royalty Obligation”).

Cash and Cash Equivalents, Short-Term Investments and Restricted Investments

Cash and cash equivalents include highly liquid instruments with a maturity of three months or less on the date of purchase, which can be easily converted into cash without a significant impact on their value. Short-term investment securities are classified as held-to-maturity, except for money market funds which are classified as available-for-sale. Investments classified as available-for-sale are measured at fair value. Investments classified as held-to-maturity are carried at cost. Amortization, accretion, interest, and dividends, realized gains and losses and declines in value judged to be other-than-temporary are included within other income.

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

Receivables

Receivables primarily consist of royalties receivable from Rayner and receivables from Novo Nordisk for work performed under the Transition Services Agreement. Considering the nature of our receivables, we concluded an allowance for doubtful accounts was not necessary as of December 31, 2025 and 2024, respectively.

Property and Equipment, Net

Property and equipment are stated at cost, and depreciation is calculated using the straight-line method over the estimated useful life of the assets, which is generally between three and ten years. Expenditures for repairs and maintenance are expensed as incurred.

Inventory

We expense inventory costs related to product candidates as research and development expenses until regulatory approval is reasonably assured in the U.S. or the European Union (“EU”). Once approval is reasonably assured, costs, including amounts related to third-party manufacturing, labelling, transportation and internal labor and overhead, are capitalized.

Debt

Transactions involving contemporaneous exchanges of cash between the same debtor and creditor in connection with the issuance of a new debt obligation and satisfaction of an existing debt obligation are evaluated as a modification or an extinguishment depending on whether the exchange is determined to have substantially different terms.

Repayment at Maturity of 2023 Notes

On November 15, 2023, we repaid $95.0 million aggregate principal amount of our 6.25% convertible senior notes (the “2023 Notes”) at maturity.

Repurchase of 2026 Notes for Cash

In December 2023, we repurchased $9.1 million aggregate principal amount of our 2026 Notes at a discount, realizing a $4.1 million non-cash gain on extinguishment.

Repurchase of 2026 Notes under the Credit Agreement

On June 3, 2024, we entered into a Credit Agreement with certain funds managed by Athyrium Capital Management, LP and certain funds managed by Highbridge Capital Management, LLC, as lenders (together with additional lenders from time to time, the “Lenders”) and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent. The Credit Agreement provided for the Term Loan. We used the Term Loan along with $21.7 million in cash on hand, to repurchase from the Lenders $118.1 million aggregate principal amount of our 2026 Notes.

In June 2024, we performed an assessment of the Credit Agreement and determined that it met the criteria to be accounted for as a troubled debt restructuring. As a result, the $29.3 million difference between the $118.1 million aggregate principal amount of the 2026 Notes (as defined above) repurchased by the Company and the $88.8 million aggregate repurchase price (consisting of the $67.1 million Term Loan and $21.7 million cash on hand) was recorded as a premium (i.e. an increase) to the term debt recorded on our consolidated balance sheet instead of being recognized as a gain on early extinguishment of debt. We amortize the premium as both a reduction of term debt in the consolidated balance sheet and as interest expense in the consolidated statement of operations and comprehensive loss over the duration of the Term Loan.

Exchange of 2026 Notes for 2029 Notes and Equitization Transaction

On May 14, 2025, we completed the exchange (the “Convertible Note Exchange”) of $70.8 million of our existing 2026 Notes on a one-for-one basis for newly-issued convertible senior notes maturing on June 15, 2029 (the “2029 Notes”).

On May 12, 2025, we entered into note conversion agreements (each, a “Note Conversion Agreement”) with two holders of the 2026 Notes to convert $10.0 million aggregate principal amount of 2026 Notes into shares of our common stock (the “Equitization Transaction”) in three tranches. Our obligation to deliver shares in three tranches was initially accounted for as a share-settled liability measured at fair value. We completed the conversion of the final tranche in September 2025, resulting in the issuance of an aggregate of 2,819,866 shares of our common stock to the two holders in exchange for $10.0 million aggregate principal amount of 2026 Notes. We did not receive new cash proceeds in these transactions. We performed an assessment of the Convertible Note Exchange and Equitization Transaction and determined that these transactions were not a troubled debt restructuring and were a partial extinguishment of our 2026 Notes.

Together with the Equitization Transaction, these transactions resulted in a net $3.0 million non-cash loss on extinguishment due to (i) expensing of the unamortized debt issuance costs of the extinguished 2026 Notes, (ii) recording the 2029 Notes to fair market value (i.e., at a discount) which we recorded both in our consolidated statement of operations and comprehensive loss and as debt on our consolidated balance sheet and (iii) recording the fair market value of the share-settled liability upon settlement.

The Convertible Note Exchange and the Equitization Transaction reduced the aggregate principal balance of our 2026 Notes from $97.9 million to $17.1 million.

Repayment of 2026 Notes

In February 2026, we repaid in full the remaining $17.1 million principal balance on our 2026 Notes upon maturity.

Repayment of Term Loan under the Credit Agreement

On November 25, 2025, concurrent with the closing of the sale of zaltenibart (OMS906) to Novo Nordisk under the APLA, the Company repaid in full the $67.1 million principal outstanding under the Term Loan. As a result, we recognized a net non-cash gain on extinguishment in the amount of $17.0 million which represents the de-recognition of $17.9 million in unamortized premium and debt issuance costs, derecognition of $2.6 million of embedded derivatives, offset by $3.5 million of prepayment premium and related transaction expenses. (For further details, see “Note 7 – Debt”).

Embedded Derivatives

We account for convertible instruments in accordance with ASC 470-20, Debt with Conversion and Other Options, when we determine that embedded conversion features do not require bifurcation from the host instrument. We account for convertible instruments (when we have determined that the embedded conversion options should be bifurcated from their host instruments) in accordance with ASC 815 – Derivative and Hedge Accounting (“ASC 815”). Under ASC 815, proceeds received upon the issuance of the hybrid contract are allocated between the fair value of the notes and the fair value of the derivative. The derivative is subsequently marked-to-market at each reporting date based on current fair value, with the changes in fair value reported in the consolidated statements of operations and comprehensive loss.

The embedded derivative on our 2029 Notes represents the conversion feature and interest make-whole feature available to holders of the 2029 Notes allowing them to convert the notes into cash, common stock and/or a combination thereof. The embedded derivative on our Term Loan was eliminated upon repayment on November 25, 2025.  (For further details, see “Note 5 – Fair Value Measurements” and “Note 7 – Debt”).

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

Impairment of Long-Lived Assets

We assess the impairment of long-lived assets, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparing the carrying value to future undiscounted cash flows that the asset is expected to generate. If the asset is impaired, the amount of any impairment will be reflected in the results of operations in the period of impairment. We have not recognized any impairment losses for the years ended December 31, 2025, 2024 and 2023.

Common Stock Repurchases

We have repurchased shares of our common stock from time to time under authorization made by our Board of Directors. Under applicable Washington State law, repurchased shares are retired and not presented separately as treasury stock in the consolidated financial statements.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised of net income (loss) and certain changes in equity that are excluded from net income (loss). There were no differences between comprehensive loss and net loss for the years ended December 31, 2025, 2024 and 2023.

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

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expense, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact on its financial statement disclosures.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes authoritative guidance on the recognition, measurement, presentation, and disclosure of government grants. Under ASU 2025-10, government grants are recognized when it is probable that the entity will both comply with the conditions of the grant and the grant will be received. The ASU provides specific accounting models for grants related to assets and grants related to income, including options to recognize government grants as deferred income or as a reduction of the asset’s cost basis. The ASU also requires enhanced disclosures regarding the nature of government grants, significant terms and conditions, accounting policies applied, and amounts recognized in the financial statements. ASU 2025-10 is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-10.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company prospectively adopted ASU 2023-09 for the year ended December 31, 2025, and applied the new disclosure requirements.

In November 2024, the FASB issued ASU 2024-04, Debt with Conversion and Other Options (Subtopic 470-20), Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion or extinguishment of convertible debt. The Company early adopted ASU 2024-04 during the year ended December 31, 2025, applying the guidance prospectively as of January 1, 2025. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Scope Clarification and Share-Based Consideration. The update refines the scope of derivative accounting by expanding the scope exception for certain non-exchange-traded contracts with underlyings based on the operations or activities of one of the parties to the contract, such as regulatory approvals or development milestones, and clarifies the accounting for share-based noncash consideration received from a customer under Topic 606. The Company early adopted ASU 2025-07 during the year ended December 31, 2025. The adoption did not result in any reclassification within the Company’s consolidated financial statements.

Note 3—Gain on Sale of Zaltenibart

On November 25, 2025, we closed a previously announced transaction under an APLA with Novo Nordisk, pursuant to which Novo Nordisk received exclusive global rights in all indications to develop and commercialize zaltenibart, the Compounds, and the Products. At the closing, we received net proceeds of $237.6 million comprising $240.0 million in upfront cash less $2.4 million in transaction fees.

As set forth in the APLA, beyond the $240.0 million, we are eligible to receive (i) up to an additional $510.0 million in one-time milestone payments upon the first achievement by Novo Nordisk or its affiliates or sublicensees of each of the development and approval milestone events and (ii) up to $1.3 billion in one-time milestone payments upon the first achievement by Novo Nordisk or its affiliates or sublicensees of certain sales-based milestone events. We are also eligible under the APLA to receive tiered royalties on annual net sales of Products at percentage rates ranging from high single digit to high teens, subject to reduction in certain circumstances.

In accordance with the APLA, at the closing of the Transaction, Omeros and Novo Nordisk entered into the Transition Services Agreement pursuant to which we are providing certain transition services to Novo Nordisk to facilitate the transfer of the acquired assets and liabilities under the APLA and to provide for the continued operation of relevant studies and program activities during the applicable term. Subject to certain exceptions and limitations, Novo Nordisk reimburses us for costs and expenses we incur under the Transition Services Agreement, including third-party costs and expenses, costs associated with delivery of transition services by Omeros personnel on an hourly basis at rates specified in the Transition Services Agreement, and for our inventories of zaltenibart drug substance and product. We report such expenses net of reimbursement within Other Income in our statement of operations and comprehensive loss.

Note 4—Net Loss Per Share

Basic net loss per share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Our potentially dilutive securities include common shares related to our stock options using the treasury stock method and convertible senior notes calculated using the if-converted method. In periods where we have a net loss from continuing operations but overall net income, we do not compute Diluted EPS because the effect would be antidilutive. When there is a net loss, potentially dilutive securities, like stock options or convertible debt, are typically excluded from the diluted net loss per share calculation. Potentially dilutive securities excluded from Diluted EPS are calculated based on a weighted average of days in the quarter from when the respective transactions occurred and are shown as follows:

	Year Ended December 31,
	2025	2024	2023
2029 Notes convertible to common stock (1)	7,248,896	—	—
2026 Notes convertible to common stock (1)(2)(3)	2,614,893	7,980,438	11,132,366
2023 Notes convertible to common stock (4)	—	—	4,318,944
Outstanding options to purchase common stock	2,941,957	252,397	38,462
Total dilutive shares excluded from net loss per share	12,805,746	8,232,835	15,489,772

(1)	On May 14, 2025, we exchanged $70.8 million aggregate principal amount of our 2026 Notes for 2029 Notes on a one-for-one basis in the Convertible Note Exchange and recorded a reduction of an additional $10.0 million aggregate principal amount of our 2026 Notes to be equitized pursuant to the Equitization Transaction. The 2029 Notes are subject to a conversion arrangement that potentially increases the dilutive effect of conversion as described in “Note 7 — Debt.”
(2)	The 2026 Notes were subject to a capped call arrangement that potentially reduced the dilutive effect of conversion as described in “Note 7 — Debt.” Any potential impact of the capped call arrangement is excluded from this table. The remaining outstanding 2026 Notes were fully repaid at maturity on February 15, 2026.
(3)	On June 3, 2024, we repurchased $118.1 million aggregate principal amount of our 2026 Notes, reducing any effect of the dilution related to these notes. (For further details refer to “Note 7 — Debt”).
(4)	The 2023 Notes were fully repaid at maturity on November 15, 2023.

Note 5—Investments and Fair-Value Measurements

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

We review the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There have been no transfers of assets or liabilities between fair value measurement classifications during the year ended December 31, 2025.

Our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	December 31, 2025
	Level 1	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents:
Certificate of deposit classified as non-current restricted investments	$1,054	$—	$1,054
Short-term investment:
Money-market funds	162,144	—	162,144
Total Assets	$163,198	$—	$163,198

Liabilities:
2029 Notes:
2029 Note conversion option derivative	$—	$(157,171)	$(157,171)
Total Liabilities	$—	$(157,171)	$(157,171)

	December 31, 2024
	Level 1	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents:
Certificate of deposit classified as non-current restricted investments	$1,054	$—	$1,054
Short-term investment:
Money-market funds	86,732	—	86,732
Total Assets	$87,786	$—	$87,786

Liabilities:
Term Loan
Call and put options derivative (1)	$—	$235	$235
Total Liabilities	$—	$235	$235

(1)

While the Term Loan is recorded as a liability, the embedded call and put options that have been identified as requiring bifurcation are recognized as a net embedded derivative asset reflected as a component of the Term Loan on the consolidated balance sheet.

Cash held in demand deposit accounts of $9.7 million and $3.4 million is excluded from our fair-value hierarchy disclosure as of December 31, 2025 and 2024, respectively. The carrying amounts for receivables, accounts payable and accrued liabilities, and other current monetary assets and liabilities, including lease financing obligations, approximate fair value.

All of our investments, which are classified as Level 1 assets, are short-term and held in our name. Money market funds are classified as available-for-sale on the accompanying consolidated balance sheets. Interest income is included as a component of interest and other income on our consolidated statement of operations and comprehensive loss. Interest and other income for the years ended December 31, 2025, December 31, 2024 and December 31, 2023 consists primarily of interest earned from investments of $2.3 million, $8.4 million and $14.7 million, respectively.

The fair value of both of our embedded derivatives were determined using the Lattice and Discounted Cash Flow models with the following key assumptions:

2029 Note conversion option derivative

December 31,
2025

Stock price (per share)	$17.18
Unsecuritized discount rate	18.03%
Risk-free rate	3.53%
Stock price volatility	75%
Dividend yield	—%
Term (in years)	3.5

Changes in valuation assumptions could have a significant impact on the 2029 Note conversion option derivative. The Company can provide no assurance that changes in yield or in our price would not have a significant impact on the derivative in the future. An increase in our stock price volatility could increase the valuation of the 2029 Note conversion option derivative, whereas an increase in interest rates could decrease the valuation of the 2029 Note conversion option derivative. (For further details see “Note 7 — Debt”).

Term Loan derivative

December 31,
2024

Interest is comprised of:
SOFR benchmark rate	3.91 - 4.30%
Securitized discount rate	13.16%
Yield volatility	21%
Probability weighted term (in years)	3.4

The repayment of our Term Loan on November 25, 2025 eliminated the related Term Loan embedded derivative as of December 31, 2025.

The following table sets forth a summary of changes in the fair value of Level 3 liabilities for the year ended December 31, 2025:

	Balance as of				Balance as of
	December 31,				December 31,
	2024	Additions	Change in Fair Value	Conversions & Extinguishment	2025
	(In thousands)
Liabilities:
2026 Note:
Share-settled liability	$—	$(9,838)	$295	$9,543	$—
Term Loan:
Call and put options derivative	235	—	(2,829)	2,594	—
2029 Note:
Conversion option derivative	—	(22,988)	(134,183)	—	(157,171)
Total Liabilities	$235	$(32,826)	$(136,717)	$12,137	$(157,171)

See “Note 7 - Debt” for the estimated fair market values of our 2029 Notes and 2026 Notes. See “Note 9 – OMIDRIA Royalty Obligation” for the estimated fair value of our OMIDRIA royalty obligation.

Note 6—Certain Balance Sheet Accounts

OMIDRIA contract royalty asset

OMIDRIA contract royalty asset consists of the following:

	December 31,	December 31,
	2025	2024
	(In thousands)
Short-term OMIDRIA contract royalty asset	$25,351	$29,083
Long-term OMIDRIA contract royalty asset	96,435	124,266
Total OMIDRIA contract royalty asset	$121,786	$153,349

See “Note 8 — Discontinued Operations – Sale of OMIDRIA” for discussion regarding the estimated fair value of our OMIDRIA contract royalty asset.

OMIDRIA royalty obligation

OMIDRIA royalty obligation consists of the following:

	December 31,	December 31,
	2025	2024
	(In thousands)
Short-term OMIDRIA royalty obligation	$20,547	$20,645
Long-term OMIDRIA royalty obligation	147,319	195,612
Total OMIDRIA royalty obligation	$167,866	$216,257

See “Note 9 — OMIDRIA Royalty Obligation” for further details.

Receivables

Receivables consist of the following:

	December 31,	December 31,
	2025	2024
	(In thousands)
OMIDRIA royalty receivables	$6,443	$6,940
Novo Nordisk receivables	3,724	—
Other receivables	750	799
Total receivables	$10,917	$7,739

OMIDRIA royalty receivables represents approximately two months of royalty earnings from Rayner.  All U.S. royalties received from Rayner are remitted by Rayner to an escrow account, established by Omeros, from which payments are made on our behalf to DRI. These payments are entirely pass-through in nature to the Company with DRI as the recipient.

Property and Equipment, Net

Property and equipment, net consists of the following:

	December 31,	December 31,
	2025	2024
	(In thousands)
Equipment under finance leases	$8,323	$8,323
Laboratory equipment	3,744	3,690
Computer equipment	1,113	1,113
Office equipment and furniture	624	624
Total cost	13,804	13,750
Less accumulated depreciation and amortization	(12,036)	(11,072)
Total property and equipment, net	$1,768	$2,678

For the years ended December 31, 2025, 2024 and 2023, depreciation and amortization expenses were $1.0 million, $1.0 million and $0.9 million, respectively.

Accrued Expenses

Accrued expenses consist of the following:

	December 31,	December 31,
	2025	2024
	(In thousands)
Employee compensation	$10,348	$8,868
Clinical trials	6,248	7,100
Contract research and development	5,773	4,334
Deferred income	2,473	183
Consulting and professional fees	2,406	2,602
Income taxes payable	1,146	55
Interest payable	616	2,667
Other accrued expenses	378	196
Total accrued expenses	$29,388	$26,005

Deferred income as of December 31, 2025 primarily relates to billings under the Transition Services Agreement to Novo Nordisk.

Note 7—Debt

Convertible senior notes, net, and term debt balances are comprised of the following:

		December 31,	December 31,
		2025	2024
		(In thousands)

2029 Notes, net maturing on June 15, 2029	Long-term	$51,364	$—

Term Loan, net maturing on June 3, 2028, repaid November 25, 2025	Short-term	—	21,000
Term Loan, net maturing on June 3, 2028, repaid November 25, 2025	Long-term	—	69,640

2026 Notes, net maturing on February 15, 2026, repaid February 13, 2026	Short-term	17,063	—
2026 Notes, net maturing on February 15, 2026, repaid February 13, 2026	Long-term	—	97,178

		$68,427	$187,818

Term Loan embedded derivative reported at fair value	Long-term	$—	$(235)

2029 Notes embedded derivative reported at fair value	Long-term	$157,171	$—

2029 Notes

Exchange of 2026 Notes for 2029 Notes and Equitization Transaction

On May 14, 2025, we completed the Convertible Note Exchange of $70.8 million in aggregate principal amount of our existing 2026 Notes on a one-for-one basis for newly-issued 2029 Notes. The Convertible Note Exchange was conducted with a limited number of holders of the 2026 Notes pursuant to exchange agreements dated as of May 12, 2025. The 2029 Notes are convertible at the option of the holders into shares of common stock, cash or a combination thereof, as elected by the Company, at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date.

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

Embedded Derivative

The embedded derivative on the 2029 Notes includes both a derivative for the interest make-whole feature and a derivative for the conversion feature available to holders allowing them to convert their notes to common stock, cash or a combination thereof.  At each reporting date, we remeasure the embedded derivative instruments to fair market value.  At contract inception, we recorded a net $23.0 million embedded derivative as a component of our 2029 Notes.  However, with the sale of OMS906 to Novo Nordisk and the announcement of FDA approval of TA-TMA, our stock price significantly increased.  At December 31, 2025, the fair market value of our embedded derivative was $157.2 million.  We marked-to-market the initial $23.0 million embedded derivative on the 2029 Notes and recorded a $134.2 million non-cash loss on remeasurement in our consolidated statement of operations and comprehensive loss. Increases or decreases in our stock price may materially affect the value of the derivative.

Interest Make Whole Feature

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

Conversion Feature

The 2029 Notes are convertible at the option of the holder into shares of common stock, cash or a combination thereof at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. The Company elects whether the conversion occurs in common stock, cash or a combination thereof. The conversion rate is 161.81 shares of our common stock per $1,000 of note principal (equivalent to an initial conversion price of approximately $6.18 per share of common stock), which equals approximately 11.5 million shares issuable upon conversion. The conversion rate is subject to adjustment in certain circumstances as described in the Indenture.

The 2029 Notes are comprised of the following:

December 31,
2025
(In thousands)
Principal amount	$70,785
Unamortized debt discount, net of issuance costs	(19,421)
Total 2029 Notes	$51,364

Fair value of outstanding 2029 Notes (1)	$111,992

Fair value of 2029 Notes embedded derivative (2)	$157,171

(1)

The fair value is classified as a Level 2 liability due to the limited trading activity for the 2029 Notes. This balance reflects the fair value of the 2029 Notes based on quoted prices in an over-the counter market using the most recent trading information at the end of the reporting period.

(2)	The fair value of the 2029 Notes embedded derivative is classified as a Level 3 liability due to unobservable inputs in which little or no market data exists. (For further details refer to “Note 5 — Investments and Fair-Value Measurements”).

Interest on the 2029 Notes is payable semi-annually in arrears at a rate of 9.50% per annum on each June 15 and December 15, beginning on December 15, 2025. The carrying value of the 2029 Notes includes a discount which we amortize over the duration of the term as non-cash interest expense in the consolidated statement of operations and comprehensive loss. Due to the discount amortization on the 2029 Notes, interest expense is currently being recognized at an implied effective interest rate of 1.82%.

The following table sets forth interest expense recognized on the 2029 Notes:

Twelve Months Ended
December 31, 2025
(In thousands)
Contractual interest expense	$4,222
Amortization of debt discount and issuance costs	3,658
Total interest expense	$7,880

The 2029 Notes are redeemable, in whole or in part, at our option at any time, and from time to time, on or after June 20, 2027 and on or before the 50th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the 2029 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, but only if the last reported sale price per share of our common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we send the related redemption notice and (ii) the trading day immediately before the date we send such notice. In addition, calling any 2029 Note for redemption will constitute a “make-whole fundamental change” (as defined in the Indenture) with respect to that 2029 Note, in which case the conversion rate applicable to the conversion of that 2029 Note will be increased in certain circumstances if it is converted after it is called for redemption.

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

Equitization Transaction

On May 12, 2025, we entered into Note Conversion Agreements with two holders of the 2026 Notes to convert $10.0 million aggregate principal amount of 2026 Notes into shares of our common stock in three tranches. Our obligation to deliver shares in three tranches was initially accounted for as a share-settled liability measured at fair value. We completed the conversion of the final tranche in September 2025, resulting in the issuance of an aggregate of 2,819,866 shares of our common stock to the two holders in exchange for $10.0 million aggregate principal amount of the 2026 Notes. We did not receive new cash proceeds in these transactions.

We performed an assessment of the Convertible Note Exchange and Equitization Transaction and determined that these transactions were not a troubled debt restructuring and were a partial extinguishment of our 2026 Notes. These exchanges resulted in a net $3.0 million non-cash loss on extinguishment due to (i) expensing of the unamortized debt issuance costs of the extinguished 2026 Notes, (ii) recording the 2029 Notes to fair market value (i.e., at a discount) which we recorded both to our consolidated statement of operations and comprehensive loss and as debt on our consolidated balance sheet and (iii) recording the difference between the principal value of converted 2026 Notes and the fair market value of the share-settled liability.

The Convertible Note Exchange and Equitization Transaction reduced the aggregate principal balance of our 2026 Notes from $97.9 million to $17.1 million. The $80.8 million reduction reflects the exchange of $70.8 million aggregate principal amount of 2026 Notes for the same amount of principal under the 2029 Notes and the reduction of $10.0 million in aggregate principal amount of 2026 Notes for common stock.

Term Loan

On June 3, 2024, we entered into a Credit Agreement to borrow $67.1 million under our Term Loan. In connection with our entry into the Credit Agreement, we used the Term Loan of $67.1 million, along with $21.7 million of cash on hand (for a total aggregate purchase price of $88.8 million) to repurchase $118.1 million aggregate principal amount of the 2026 Notes held by the Lenders. The $29.3 million difference between the $118.1 million aggregate principal amount of the 2026 Notes and the $88.8 million aggregate repurchase price was recorded as a premium (i.e., an increase) to the Term Loan on the Company’s consolidated balance sheet instead of being recognized as a gain on early extinguishment of debt.

On November 25, 2025, concurrent with the closing of the sale and licensing of zaltenibart (OMS906) to Novo Nordisk under the APLA, we were required under the terms of the Credit Agreement to repay in full the $67.1 million principal outstanding under the Term Loan along with a 5% prepayment premium.  We recognized a net non-cash gain on extinguishment in the amount of $17.0 million which represents the de-recognition of $17.9 million in unamortized premium and debt issuance costs, derecognition of $2.6 million of embedded derivatives, and partially offset by $3.5 million of prepayment premium and related transaction expenses.  The repayment of the Term Loan eliminated the embedded derivative associated with the Term Loan as of December 31, 2025.

Pursuant to a covenant under the Credit Agreement, we were required to maintain $25.0 million of unrestricted cash, cash equivalents and short-term investments at all times. Repayment of our obligations under the Credit Agreement resulted in the release in full of all liens and covenants thereunder including the covenant requiring us to maintain a minimum of $25.0 million in unrestricted cash, cash equivalents and short-term investments.

The amount outstanding on the Term Loan is as follows:

	December 31,	December 31,
	2025	2024
	(In thousands)
Principal amount	$—	$67,077
Unamortized debt premium, net of issuance costs and other	—	23,563
Total term debt	$—	$90,640

Fair value of outstanding term debt (1)	$—	$69,530

Fair value of term debt embedded derivative (2)	$—	$(235)

(1)	The fair value was classified as Level 3 liability. We determine the fair market value by discounting future flows based on adjusted SOFR on each measurement date.
(2)	While the Term Loan is recorded as a liability, the embedded call and put options that have been identified as requiring bifurcations are recognized as a net embedded derivative asset reflected as a component of the Term Loan on the consolidated balance sheet. (For further details refer to “Note 5 — Investments and Fair-Value Measurements”)

The Term Loan had a stated maturity date of June 3, 2028, bearing interest at an adjusted secured overnight financing rate (“adjusted SOFR”), subject to a 3.0% floor, plus 8.75% per annum, payable quarterly from the closing date. As of December 31, 2025 and 2024, the contractual interest rate on the Term Loans was 13.02% and 13.32%, respectively. We amortized the premium as both a non-cash reduction of long-term debt in the consolidated balance sheets and as interest expense in the consolidated statement of operations and comprehensive loss.

Due to the premium amortization on the Term Loan, interest expense was being recognized at an implied effective interest rate of 3.38%.

The following table sets forth interest expense recognized related to the Term Loan:

	Year Ended December 31,
	2025	2024
	(In thousands)
Contractual interest expense	$8,021	$5,525
Amortization of debt premium and issuance costs	(5,578)	(4,681)
Total interest expense	$2,443	$844

2026 Notes

As of December 31, 2025, we had outstanding $17.1 million aggregate principal amount of unsecured convertible senior notes, which accrued interest at an annual rate of 5.25% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. The 2026 Notes matured on February 15, 2026.

The 2026 Notes were issued in the third quarter of 2020 in an aggregate principal amount of $225.0 million. In order to reduce the dilutive impact or potential cash expenditure associated with the conversion of the 2026 Notes, we entered into capped call transactions in connection with the issuances of the 2026 Notes (the “2026 Capped Call”). The 2026 Capped Call was a separate transaction and not part of the terms of the 2026 Notes and was executed separately from the issuance of the 2026 Notes. The amount paid for the 2026 Capped Call was recorded as a reduction to additional paid-in capital in the consolidated balance sheet. As of December 31, 2025, approximately 12.2 million shares remained outstanding under the 2026 Capped Call. Further, we concluded the 2026 Capped Call qualifies for a derivative scope exception for instruments that are both indexed to an entity’s own stock and classified in stockholders’ equity in its balance sheet. Consequently, the fair value of the 2026 Capped Call of $23.2 million is classified as equity. The 2026 Capped Call expired upon maturity of the 2026 Notes on February 15, 2026.

In December 2023, we repurchased $9.1 million aggregate par value of our 2026 Notes for cash on hand of $5.0 million, resulting in a $4.1 million non-cash gain on extinguishment (approximately 55% of par value).

In connection with our entry into the Credit Agreement, we used the $67.1 million in Term Loan proceeds along with $21.7 million of cash on hand for a total purchase price of $88.8 million to repurchase $118.1 million aggregate principal amount of the 2026 Notes held by the Lenders (approximately 75% of par value).

The May 2025 Convertible Note Exchange and Equitization Transaction further reduced the aggregate principal balance of our 2026 Notes by $80.8 million.  The $80.8 million reduction reflects the exchange of $70.8 million aggregate principal amount of 2026 Notes for the same amount of principal under the 2029 Notes and the reduction of $10.0 million in aggregate principal amount of 2026 Notes for common stock. The Convertible Note Exchange and the Equitization Transaction resulted in a net $3.0 million non-cash loss on extinguishment as previously discussed.

As of December 31, 2025, we had $17.1 million outstanding principal under the 2026 Notes.  This balance was repaid in full at maturity in February 2026. The 2026 Capped Call expired upon maturity of the 2026 Notes.

Unamortized debt issuance costs are amortized to interest expense at an effective interest rate of 5.9% over the remaining term of the loan.

The 2026 Notes were comprised of the following:

	December 31,	December 31,
	2025	2024
	(In thousands)
Principal amount	$17,077	$97,862
Unamortized debt issuance costs	(14)	(684)
Total 2026 Notes, net	$17,063	$97,178

Fair value of outstanding 2026 Notes (1)	$16,996	$93,752

(1)	The fair value is classified as Level 2 liability due to the limited trading activity for the unsecured convertible senior notes. The fair value of the 2026 Notes is determined based on quoted prices in an over-the counter market using the most recent trading information available at the end of the reporting period. The value of the conversion feature of the 2026 Notes is not deemed to be significant as subsequent to year-end, no holders converted their notes prior to repayment

The following table sets forth interest expense recognized related to the 2026 Notes:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Contractual interest expense	$2,547	$7,772	$11,774
Amortization of debt issuance costs	287	859	1,355
Total interest expense	$2,834	$8,631	$13,129

2023 Notes

We repaid the $95.0 million aggregate principal amount of our 6.25% convertible senior notes (the “2023 Notes”) that remained outstanding at maturity on November 15, 2023. The following table sets forth interest expense recognized related to the 2023 Notes:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Contractual interest expense	$—	$—	$5,195
Amortization of debt issuance costs	—	—	619
Total interest expense	$—	$—	$5,814

Minimum Commitments

As of December 31, 2025, the most probable principal payments on our 2026 Notes and 2029 Notes are as follows:

	2026 Notes	2029 Notes	Total
	(In thousands)
2026	$17,077	$—	$17,077
2027	—	—	—
2028	—	—	—
2029	—	70,785	70,785
2030 and thereafter	—	—	—
Total principal payments	17,077	70,785	87,862
Net unamortized discounts and issuance costs	(14)	(19,421)	(19,435)
Carrying value of debt	$17,063	$51,364	$68,427

Note 8—Discontinued Operations - Sale of OMIDRIA

On December 23, 2021, we sold the rights to OMIDRIA and related assets to Rayner, which is reported as discontinued operations in our consolidated statements of operations and comprehensive loss and excluded from continuing operations for all periods presented.

As contemplated by the Asset Purchase Agreement between Omeros and Rayner, in December 2022, we earned a $200.0 million milestone payment upon the establishment of separate payment for OMIDRIA for a continuous period of at least four years when furnished in the ambulatory surgery center setting (the “Milestone Event”). We received the $200.0 million in February 2023. Upon achieving the Milestone Event, the royalty rate applicable to U.S. net sales of OMIDRIA was reduced from 50% to 30%. The 30% royalty rate continues until the expiration or termination of the last issued and unexpired U.S. patent, which we expect to occur no later than early 2035. We currently earn a royalty rate of 15% on net ex-U.S. sales. To date, ex-U.S. royalties have not been significant.

The results of operations for OMIDRIA are recorded as income from discontinued operations in the consolidated statements of operations and comprehensive loss are as follows:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Interest on OMIDRIA contract royalty asset	$14,717	$16,922	$15,315
Remeasurement adjustments	(12,657)	7,969	41,167
Other income (expense), net	(58)	1,211	1,087
Ex-US royalties	12	—	—
Income before income tax	2,014	26,102	57,569
Income tax expense (1)	(556)	(288)	(462)
Net income from discontinued operations, net of tax	$1,458	$25,814	$57,107

(1)	For further discussion of income tax expense refer to “Note 14 – Income Taxes”.

The following schedule is a rollforward of the OMIDRIA contract royalty asset (in thousands):

Balance at December 31, 2023	$168,109
Royalties earned	(39,651)
Interest on OMIDRIA contract royalty asset	16,922
Remeasurement adjustments	7,969
Balance at December 31, 2024	153,349
Royalties earned	(33,623)
Interest on OMIDRIA contract royalty asset	14,717
Remeasurement adjustments	(12,657)
Balance at December 31, 2025	$121,786

We remeasure the OMIDRIA contract royalty asset on a quarterly basis using the expected value approach, which incorporates actual results and future expectations.

Cash flow from discontinued operations is as follows:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Net cash provided by discontinued operations from operating activities	$32,122	$40,484	$243,405

Net cash provided by discontinued operations primarily represents royalties received and a $200.0 million milestone payment that we collected from Rayner in February 2023. All royalties earned on OMIDRIA net sales within the U.S. through December 31, 2031 are remitted by Rayner to an escrow account established by Omeros, from which payments are made to DRI.

Note 9—OMIDRIA Royalty Obligation

On September 30, 2022, we sold to DRI a portion of our future OMIDRIA royalty receipts for a purchase price of $125.0 million and recorded an OMIDRIA royalty obligation for the same amount. On February 1, 2024, DRI purchased our remaining U.S. OMIDRIA royalty receipts through December 31, 2031 for $115.5 million in cash under the Amendment. The Amendment with DRI eliminated the previously existing annual caps on royalty payments after January 1, 2024, and provides that DRI receives all royalties on U.S. net sales of OMIDRIA payable between January 1, 2024 and December 31, 2031.  We accounted for the Amendment as a modification of our existing debt from DRI. The OMIDRIA royalty obligation is valued based on our estimates of future OMIDRIA royalties and is amortized through December 31, 2031. All royalties earned on OMIDRIA sales within the U.S. through December 31, 2031 are remitted by Rayner to an escrow account established by Omeros, from which payments are made to DRI. DRI has no recourse to our assets other than in its interest in OMIDRIA royalties.

We currently retain the right to receive all royalties payable by Rayner on any ex-U.S. net sales. After December 31, 2031, we retain the right to receive all global royalties payable by Rayner on net sales of OMIDRIA.

Changes in the OMIDRIA royalty obligation are as follows (in thousands):

Balance at December 31, 2023	$125,126
Additional proceeds	115,525
Principal payments	(18,780)
Non-cash interest	(5,614)
Balance at December 31, 2024	216,257
Non-cash interest	(33,435)
Principal payments	(14,956)
Balance at December 31, 2025	$167,866

The OMIDRIA royalty obligation is classified as a Level 3 liability as its valuation requires substantial judgment and estimation of factors that are not currently observable in the market. The fair value of the OMIDRIA royalty obligation is determined by calculating the net present value of our estimated future OMIDRIA cash flows using the interest rate at inception of our royalty purchase agreement with DRI, adjusted for the change in the prime rate through the remeasurement date. As of December 31, 2025, the approximate fair value of our obligation was $166.7 million.

Interest expense is comprised of cash interest which is paid by escrow directly from Rayner and non-cash interest is comprised of remeasurement adjustments taken on the OMIDRIA royalty obligation based on changes in Rayner's forecasted OMIDRIA cash flows:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
OMIDRIA royalty obligation
Pass through interest remitted to administrative agent	$19,166	$20,634	$11,848
Non-cash remeasurement adjustment	(33,435)	(5,614)	—
Interest expense, net of remeasurement on OMIDRIA royalty obligation	(14,269)	15,020	11,848

As of December 31, 2025, the expected scheduled principal and interest payments (based on an implied effective interest rate of 10.27%) are as follows:

	Principal	Interest	Total
	(In thousands)
2026	$20,547	$15,323	$35,870
2027	22,691	13,266	35,957
2028	25,738	10,939	36,677
2029	29,107	8,303	37,410
2030	32,832	5,326	38,158
Thereafter	36,951	1,971	38,922
Total scheduled payments	$167,866	$55,128	$222,994

Note 10—Lease Liabilities

We have operating leases related to our office and laboratory space. The initial term of the leases is through November 2027, and we have two options to extend the lease term, each by five years. We have finance leases for certain laboratory and office equipment that have lease terms expiring through October 2029.

Lease-related assets and liabilities recorded on our consolidated balance sheet are as follows:

	December 31,	December 31,
	2025	2024
	(In thousands)
Assets
Operating lease assets	$10,708	$14,961
Finance lease assets, net	1,287	2,025
Total lease assets	$11,995	$16,986

Liabilities
Current:
Operating leases	$5,797	$5,239
Finance leases	503	732
Non-current:
Operating leases	6,524	12,224
Finance leases	721	1,242
Total lease liabilities	$13,545	$19,437

Weighted-average remaining lease term
Operating leases (years)	1.9	2.9
Finance leases (years)	3.0	3.5
Weighted-average discount rate
Operating leases	12.80%	12.62%
Finance leases	5.33%	5.87%

The components of total lease costs are as follows:

	Year Ended
	December 31,
	2025	2024
	(In thousands)
Lease cost
Operating lease cost	$6,162	$6,403
Finance lease cost:
Amortization	738	708
Interest	152	171
Variable lease cost	3,723	3,471
Sublease income	(892)	(1,589)
Net lease cost	$9,883	$9,164

The supplemental cash flow information related to leases is as follows:

	Year Ended
	December 31,
	2025	2024
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Cash payments for operating leases	$6,828	$7,003
Cash payments for financing leases	901	944

The future maturities of our lease liabilities as of December 31, 2025 are as follows:

	Operating	Finance
	Leases	Leases	Total
	(In thousands)
2026	$6,606	$569	$7,175
2027	6,128	299	6,427
2028	—	272	272
2029	—	201	201
2030	—	—	—
Total undiscounted lease payments	12,734	1,341	14,075
Less interest	(414)	(116)	(530)
Total lease liabilities	$12,320	$1,225	$13,545

Note 11—Commitments and Contingencies

Contracts

We have various agreements with third parties that collectively require payment of termination fees totaling $2.6 million as of December 31, 2025 if we cancel the work within specific time frames, either prior to commencing or during performance of the contracted services.

Payment of Development Milestones and Product Royalties

We have entered a variety of development, collaboration, licensing or similar agreements with third parties under which we have accessed technology or services in connection with our development assets and programs. Some of these agreements require milestone payments based on achievements of development, regulatory or sales milestones, and/or low-single to low-double digit royalties on net income or net sales of the relevant product. For the years ended December 31, 2025 and 2024, development milestones were not significant. For the year ended December 31, 2023, we paid $5.0 million in development milestones.

Note 12—Shareholders’ Equity (Deficit)

Common Stock

As of December 31, 2025, we had reserved shares of common stock under our equity plans as follows:

Stock options outstanding	18,273,105
Awards available to issue under the 2017 Plan	3,893,710
Total shares reserved	22,166,815

At the Market Sales Agreement - 2021 – We have a sales agreement to sell shares of our common stock, from time to time, through an “at the market” (“ATM”) equity offering program. During the year ended December 31, 2025, we sold 4.4 million shares of common stock pursuant to our ATM program, generating $19.0 million in net proceeds at an average price per share of $4.51. On November 14, 2025, the Company filed a shelf registration statement and prospectus supplement renewing the ATM for an aggregate offering price up to $150.0 million, and as of the date of this annual report, we have $150.0 million in shares of our common stock available to sell under our ATM program.

Amendment of 2017 Omnibus Incentive Compensation Plan - At our June 23, 2023 annual meeting, our shareholders approved a 5,000,000 share increase in the number of shares of common stock available for grant under the 2017 Omnibus Incentive Compensation Plan, as amended and restated.

Share Repurchase Program - 2023 - On November 9, 2023, the Board of Directors approved a share repurchase program under which we were permitted to repurchase from time to time up to $50.0 million of our common stock in the open market or through privately negotiated transactions. For the year ended December 31, 2023, we repurchased and retired 1.8 million shares of common stock at an average price of $2.54 per share for an aggregate purchase price of $4.7 million. During the first quarter of 2024, we repurchased and retired 3.2 million shares of common stock at an average of $3.71 per share for an aggregate purchase price of $11.9 million. The terms of the Credit Agreement prohibited us from repurchasing our common stock unless expressly agreed to by the Lenders. Consequently, the Board of Directors terminated the share repurchase program effective upon the execution of the Credit Agreement.

Share Repurchase Program - 2025 - On November 29, 2025, the Board of Directors approved a new share repurchase program under which we are permitted to repurchase from time to time up to $100.0 million of our common stock in the open market or through privately negotiated transactions.

Equitization Transaction - On May 12, 2025, we entered into Note Conversion Agreements with two holders of the 2026 Notes which resulted in the conversion of $10.0 million aggregate principal amount of 2026 Notes into 2,819,866 shares of our common stock. (For further details, see “Note 7 – Debt”).

Registered Direct Offering - On July 28, 2025, we issued and sold 5,365,853 shares of our common stock in a registered direct offering to entities managed by Polar Asset Management Partners at a price of $4.10 per share, representing a 14% premium to the closing price of our common stock on the date of the definitive agreement for the purchase of the shares. We received $20.3 million in cash proceeds net of offering expenses.

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

Vesting schedules for our equity plans generally are as follows:

Grant Type	Vesting Schedule
Employee initial options grants	25% at one-year anniversary, 1/48 monthly thereafter
Employee recurring options grants	1/48 monthly
Non-employee consultant options grants	1/12 or 1/48 monthly

Stock-based compensation expense is as follows:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Continuing operations:
Research and development	$3,530	$4,133	$4,754
Selling, general and administrative	4,662	6,360	7,140
Total stock-based compensation in continuing operations	8,192	10,493	11,894
Discontinued operations	—	—	(244)
Total stock-based compensation	$8,192	$10,493	$11,650

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were applied to stock option grants during the periods ended:

	Year Ended December 31,
	2025	2024	2023
Estimated weighted-average fair value	$2.63	$2.68	$2.44
Weighted-average assumptions:
Expected volatility	101%	95%	93%
Expected life, in years	7.3	7.2	7.2
Risk-free interest rate	4.13%	4.36%	3.97%
Expected dividend yield	—%	—%	—%

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

Stock option activity for all stock plans is as follows:

	Options Outstanding	Weighted- Average Exercise Price per Share	Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Balance at December 31, 2024	16,690,882	$8.17
Granted	3,323,400	3.30
Exercised	(1,072,979)	7.13
Forfeited	(668,198)	10.15
Balance at December 31, 2025	18,273,105	$7.27	6.1	$182,253
Vested and expected to vest at December 31, 2025	17,711,818	$7.40	6.0	$174,415
Exercisable at December 31, 2025	12,685,226	$9.07	4.9	$104,093

Of the 18.3 million common stock options outstanding as of December 31, 2025, 0.4 million have an exercise price above the $17.18 closing price of our stock on the Nasdaq Global Market on December 31, 2025. The total intrinsic value of stock options exercised during the years ended December 31, 2025, 2024 and 2023 was $6.2 million, $0.5 million and $0.1 million, respectively.

At December 31, 2025 and December 31, 2024, there were 5.6 million and 5.4 million unvested stock options outstanding, respectively, that vest over a weighted-average period of 2.5 years and 2.4 years, respectively. The remaining estimated compensation expense to be recognized in connection with these unvested stock options is $12.1 million and $12.5 million for the years ended December 31, 2025 and December 31, 2024, respectively.

Note 14—Income Taxes

The components of income tax benefit from continuing and discontinued operations were as follows:

	December 31,
	2025	2024	2023
	(In thousands)
Continuing operations:
Current income tax expense:
Federal	$—	$—	$—
State	2,012	2,305	—
Total current income tax expense	2,012	2,305	—

Deferred income tax benefit:
Federal	—	—	—
State	—	—	—
Total deferred income tax benefit	—	—	—
Income tax expense in continuing operations	$2,012	$2,305	$—

Income tax expense as a component of discontinued operations	$556	$288	$462

Our income is wholly derived from domestic U.S. operations, and we have no income from foreign subsidiaries for all years presented. For the years ended December 31, 2025, 2024 and 2023, we have net losses from continuing operations before income tax expense of $2.8 million, $180.3 million and $174.9 million, respectively. For the years ended December 31, 2025, 2024 and 2023, we have net pre-tax income from discontinued operations of $2.0 million, $26.1 million and $57.6 million, respectively. In 2025 and 2023, we had net losses for federal income tax purposes and no federal tax liability. In 2024, we had net income for federal income tax purposes; therefore, we utilized existing net operating losses (“NOLs”) of $62.5 million, to fully offset our federal tax liability for the period.

We recorded state income tax expense in continuing operations of $2.0 million and $2.3 million in 2025 and 2024, and $0.6 million, $0.3 million and $0.5 million in discontinued operations in 2025, 2024 and 2023, respectively, as we did not have adequate NOLs and tax credits to fully offset our state tax liability.

The Tax Cuts and Jobs Act was enacted on December 22, 2017 and includes the requirement to capitalize and amortize research and development expenditures beginning in 2022. The U.S. government enacted the OBBBA on July 4, 2025, which includes new Section IRC 174A. This section allows for immediate expensing of domestic research and development expenditures for tax years beginning after December 31, 2024, reversing the prior requirement under the 2017 Tax Cuts and Jobs Act which capitalized domestic research and development costs over five years. As a result of the most recent OBBBA legislation, we have chosen to accelerate the previously capitalized and unamortized U.S. research and development expenditures as a current year deduction which allows us to reduce our federal tax liability in the current year to zero. We plan to expense our U.S. research and development expenditures moving forward. Foreign research and development expenditures continue to be subject to capitalization and amortization requirements. State income tax treatment of research and development expenditures continues to vary, as not all states conform to federal provisions, which may result in differences between federal and state taxable income.

At December 31, 2025, 2024, and 2023, we had federal NOL carryforwards of $386.5 million, $331.7 million and $398.6 million, respectively.   Pre-2018 federal NOL carryforwards of $45.4 million expire between 2036 and 2037. Post-2018 federal NOL carryforwards of $340.9 million do not expire. Research and development tax credit carryforwards of $111.8 million expire between 2026 and 2044. At December 31, 2025, 2024 and 2023, we had state NOL carryforwards of $229.8 million, $233.2 million and $245.8 million, respectively. We file federal and certain state income tax returns, which provides varying statutes of limitations on assessments. However, because of NOL carryforwards, substantially all of our tax years remain open to federal and state tax examination.

Deferred income tax assets and liabilities reflect the tax effect of NOL and tax credit carryforwards and the net temporary difference between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of deferred income taxes were as follows:

	December 31,
	2025	2024
	(In thousands)
Deferred tax assets:
Research and development tax credits	$111,757	$104,772
Net operating loss carryforwards	91,713	80,414
OMIDRIA royalty obligation	38,820	50,446
Debt derivative	36,332	—
Capitalized research and development	19,448	52,388
Stock-based compensation	8,183	9,573
Inventory	6,933	6,993
Intangibles	5,436	5,903
Other	6,681	13,085
Total deferred tax assets	325,303	323,574
Deferred tax liabilities:
OMIDRIA contract royalty asset	(28,163)	(35,772)
Other	(6,613)	(3,839)
Total deferred tax liabilities	(34,776)	(39,611)
Net deferred tax assets before valuation allowance	290,527	283,963
Less valuation allowance	(290,527)	(283,963)
Net deferred tax liabilities	$—	$—

The valuation allowance relates primarily to net U.S. deferred tax assets from research tax credit carryforwards, operating losses, the OMIDRIA royalty obligation, the 2029 Notes derivative, capitalized research and development, and amounts paid and accrued for which the tax treatment requires capitalization and amortization.

The Company maintains a full valuation allowance on its net U.S. deferred tax assets. The assessment regarding whether a valuation allowance is required considers both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. In making this assessment, significant weight is given to evidence that can be objectively verified. In its evaluation, the Company considered its cumulative losses and its forecasted losses in the near term as significant negative evidence. Based upon a review of the four sources of income identified within ASC 740, Accounting for Income Taxes, the Company determined that the negative evidence outweighed the positive evidence, and a full valuation allowance on its net deferred tax assets should be maintained. The Company will continue to assess the realizability of its deferred tax assets going forward and will adjust the valuation allowance as needed.

The following table summarizes the activities related to the Company's gross unrecognized tax benefits (in thousands):

Balance at December 31, 2023	$1,966
Increase in balance related to tax positions taken during prior years	2,509
Decrease in balance as a result of a lapse of the applicable statute of limitations	(12)
Balance at December 31, 2024	4,463
Decrease in balance related to tax positions taken during current year	(52)
Decrease in balance as a result of a lapse of the applicable statute of limitations	(34)
Balance at December 31, 2025	$4,377

As of December 31, 2025, 2024 and 2023, the total amount of gross unrecognized tax benefits was $4.4 million, $4.5 million and $2.0 million, respectively. Accrued interest and penalties of $1.5 million, $0.5 million and $0.3 million, respectively, were included within our unrecognized tax benefits as of December 31, 2025, December 2024 and December 2023, which are excluded from the table above. As of December 31, 2025, $4.4 million of the total unrecognized tax benefits, if recognized, would have an impact on the Company's effective tax rate. The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

Rate Reconciliation

The Company adopted ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures on a prospective basis beginning with the year ended December 31, 2025. The following table presents required disclosure pursuant to ASU 2023-09 and reconciles the Company's U.S. federal statutory tax amount and rate to its actual effective amount and rate:

	December 31, 2025
	(In thousands)	Percent

U.S. federal tax at statutory rate	$(587)	(21.0)%
State tax, net of federal benefit (1)	1,289	46.1%
Change in valuation allowance	6,122	219.0%
Changes in unrecognized tax benefits	625	22.4%

Tax credits
Research and development credit	(1,243)	(44.5)%
Orphan drug credit	(5,779)	(206.7)%

Non-deductible items
Stock based compensation awards	295	10.5%
Section 162(m) limitations	1,405	50.2%
State taxes	(250)	(8.9)%
Other items	135	4.9%

Effective tax rate	$2,012	72.0%

(1)	The states and local jurisdiction that contribute to the majority (greater than 50%) of the tax effect in this category include California, Michigan and Minnesota

The following table presents the required disclosures prior to the Company's adoption of ASU 2023-09 and reconciles the U.S. federal statutory income tax rate to the actual global effective income tax rate for the years ended December 31, 2024 and December 31, 2023:

	Year ended December 31,
	2024	2023
U.S. federal statutory rate on net loss	(21.0)%	(21.0)%
State tax, net of federal tax benefit	(2.3)%	(2.1)%
Change in valuation allowance	28.2%	27.7%
Tax credits	(6.6)%	(8.0)%
Nondeductible items	0.1%	0.0%
Stock compensation	1.7%	1.5%
Other	1.2%	1.9%
Effective tax rate	1.3%	0.0%

Income taxes paid, net of refunds received for the year ended December 31, 2025 are shown as follows (in thousands):

December 31, 2025

New York	$111
Texas	21
Massachusetts	18
All other states	3
Income tax, net of amounts refunded	$153

We did not pay any federal or foreign income taxes during 2025. The amount of cash income taxes paid by the Company during the years ended December 31, 2025, December 31, 2024 and December 31, 2023 was $0.2 million, $0.2 million and $3.3 million, respectively.

Note 15—401(k) Retirement Plan

Our 401(k) retirement plan provides for an annual company discretionary match on employee contributions.For each of the three years ended December 31, 2025, 2024 and 2023, Omeros' 401(k) match expense was $0.6 million. We match up to 4.0% of each participant's eligible earnings, with a maximum annual company match of $4,000 per employee. All employees are eligible to participate in the 401(k) match.

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.            CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2025. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our principal executive and principal financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, with the participation of our principal executive and principal financial officers, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework). Based on the results of this assessment and on those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fourth fiscal quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.            OTHER INFORMATION

(a)    None.

(b)    During the three months ended December 31, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

ITEM 9C.            DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement issued in connection with the 2026 Annual Meeting of Shareholders and is incorporated herein by reference. Certain information required by this item concerning executive officers is set forth in Part I of this Annual Report on Form 10-K under the heading “Business - Information About Our Executive Officers and Significant Employees.”

ITEM 11.            EXECUTIVE COMPENSATION

The information required by this item will be contained in our definitive proxy statement issued in connection with the 2026 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Except for the information set forth below, the information required by this item will be contained in our definitive proxy statement issued in connection with the 2026 Annual Meeting of Shareholders and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information regarding our equity compensation plans in effect as of December 31, 2025:

	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted-Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:
2017 Omnibus Incentive Compensation Plan (1)	15,954,865	$6.71	3,893,710
2008 Equity Incentive Plan (2)	2,318,240	$11.12	—
Total	18,273,105	$7.27	3,893,710

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

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in our definitive proxy statement issued in connection with the 2026 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.            PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in our definitive proxy statement issued in connection with the 2026 Annual Meeting of Shareholders and is incorporated herein by reference.

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith

1.1	Sales Agreement, dated March 1, 2021, between Omeros Corporation and Cantor Fitzgerald & Co.	10-K	001-34475	1.1	03/01/2021

3.1	Amended and Restated Articles of Incorporation of Omeros Corporation	10-K	001-34475	3.1	03/31/2010

3.2	Amended and Restated Bylaws of Omeros Corporation	10-K	001-34475	3.2	03/31/2010

4.1	Description of Common Stock	10-K	001-34475	4.1	03/01/2021

4.2	Form of Omeros Corporation Common Stock Certificate	S-1/A	333-148572	4.1	10/02/2009

4.3	Indenture, dated as of August 14, 2020, between Omeros Corporation and Wells Fargo Bank, National Association, as trustee	8-K	001-34475	4.1	08/14/2020

4.4	Second Supplemental Indenture, dated as of May 14, 2025, between the Company and Computershare Trust Company, National Association, as trustee (including the form of 9.50% Convertible Senior Notes due 2029)	8-K/A	001-34475	4.2	05/16/2025

10.1*	Form of Indemnification Agreement entered into between Omeros Corporation and its directors and officers	S-1	333-148572	10.1	01/09/2008

10.2*	2008 Equity Incentive Plan (as amended)	10-K	001-34475	10.6	03/16/2017

10.3*	Form of Stock Option Award Agreement under the 2008 Equity Incentive Plan	10-Q	001-34475	10.2	11/07/2013

10.4*	2017 Omnibus Incentive Compensation Plan (as amended and restated effective as of June 23, 2023)	8-K	001-34475	10.1	06/28/2023

10.5*	Form of Stock Option Award Agreement under the 2017 Omnibus Incentive Compensation Plan	S-8	333-218882	4.4	06/21/2017

10.6*	Second Amended and Restated Employment Agreement between Omeros Corporation and Gregory A. Demopulos, M.D. dated April 7, 2010	8-K	001-34475	10.1	04/12/2010

10.7*	Omeros Corporation Non-Employee Director Compensation Policy	10-K	001-34475	10.11	03/13/2023

10.8	Lease dated January 27, 2012 between Omeros Corporation and BMR-201 Elliott Avenue LLC	8-K	001-34475	10.1	02/01/2012

10.9	First Amendment to Lease dated November 5, 2012 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-Q	001-34475	10.2	11/09/2012

10.10	Second Amendment to Lease dated November 16, 2012 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-K	001-34475	10.18	03/18/2013

10.11	Third Amendment to Lease dated October 16, 2013 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-K	001-34475	10.18	03/13/2014

10.12	Fourth Amendment to Lease dated September 8, 2015 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-Q	001-34475	10.3	11/09/2015

10.13	Fifth Amendment to Lease dated September 1, 2016 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-Q	001-34475	10.1	05/10/2017

10.14	Sixth Amendment to Lease dated October 18, 2018 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-K	001-34475	10.19	03/01/2019

10.15	Seventh Amendment to Lease dated April 15, 2019 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-Q	001-34475	10.1	08/08/2019

10.16	Eighth Amendment to Lease dated October 18, 2019 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-K	001-34475	10.20	03/02/2020

10.17	Ninth Amendment to Lease dated January 15, 2020 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-Q	001-34475	10.1	05/11/2020

10.18	Tenth Amendment to Lease dated September 15, 2020 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-Q	001-34475	10.1	11/09/2020

10.19	Eleventh Amendment to Lease dated October 23, 2020 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-K	001-34475	10.23	03/01/2021

10.20	Twelfth Amendment to Lease dated January 1, 2021 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-K	001-34475	10.24	03/01/2021

10.21	Thirteenth Amendment to Lease dated January 1, 2021 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-Q	001-34475	10.1	08/09/2021

10.22	Fourteenth Amendment to Lease dated January 14, 2022 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-Q	001-34475	10.1	05/10/2022

10.23	Fifteenth Amendment to Lease dated November 1, 2022 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-Q	001-34475	10.3	08/07/2024

10.24	Sixteenth Amendment to Lease dated July 8, 2024 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-Q	001-34475	10.1	11/13/2024

10.25	Seventeenth Amendment to Lease dated December 18, 2024 between Omeros Corporation and BMR-201 Elliott Avenue LLC	10-K	001-34475	10.25	03/31/2025

10.26†	License Agreement between Omeros Corporation and Daiichi Sankyo Co., Ltd. (successor-in-interest to Asubio Pharma Co., Ltd.) dated March 3, 2010	10-K	001-34475	10.23	04/01/2024

10.27†	Amendment No. 1 to License Agreement with an effective date of January 5, 2011 between Omeros Corporation and Daiichi Sankyo Co., Ltd.	10-K	001-34475	10.24	04/01/2024

10.28†	Amendment No. 2 to License Agreement with an effective date of January 25, 2013 between Omeros Corporation and Daiichi Sankyo Co., Ltd.	10-K	001-34475	10.25	04/01/2024

10.29†	Combined Development and Commercial Supply Agreement, effective as of May 16, 2018, between Omeros Corporation and Vetter Pharma international GmbH	10-K	001-34475	10.30	03/31/2025

10.30†	Master Services Agreement, dated July 28, 2019, between Omeros Corporation and Lonza Biologics Tuas Pte. Ltd.	10-Q	001-34475	10.1	11/12/2019

10.31†	Asset Purchase Agreement, dated as of December 1, 2021 among Omeros Corporation, Rayner Surgical Inc. and Rayner Surgical Group, Limited, as Parent Guarantor	10-K	001-34475	10.1	03/01/2022

10.32†	Amended and Restated Royalty Purchase Agreement between Omeros Corporation and DRI Healthcare Acquisitions LP dated February 1, 2024	10-K	001-34475	10.30	04/01/2024

10.33†	Asset Purchase and License Agreement, dated as of October 10, 2025, between Omeros Corporation and Novo Nordisk Health Care AG					X

19.1	Omeros Corporation Insider Trading Policy	10-K	001-34475	19.1	03/31/2025

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97.1	Omeros Corporation Compensation Clawback Policy	10-K	001-34475	97.1	04/01/2024

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104.1	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)	X

*	Indicates management contract or compensatory plan or arrangement.
†	Certain identified information has been excluded from the exhibit because it both (A) is not material and (B) is the type that the registrant treats as private or confidential.

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

Dated: March 31, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY A. DEMOPULOS, M.D.	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 31, 2026
Gregory A. Demopulos, M.D.

/s/ DAVID J. BORGES	Vice President, Finance, Chief Accounting Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2026
David J. Borges

/s/ THOMAS F. BUMOL, PH.D.	Director	March 31, 2026
Thomas F. Bumol, Ph.D.

/s/ THOMAS J. CABLE	Director	March 31, 2026
Thomas J. Cable

/s/ PETER A. DEMOPULOS, M.D.	Director	March 31, 2026
Peter A. Demopulos, M.D.

/s/ ARNOLD C. HANISH	Director	March 31, 2026
Arnold C. Hanish

/s/ LEROY E. HOOD, M.D., PH.D.	Director	March 31, 2026
Leroy E. Hood, M.D., Ph.D.

/s/ DIANA PERKINSON, M.D.	Director	March 31, 2026
Diana Perkinson, M.D.

/s/ RAJIV SHAH, M.D.	Director	March 31, 2026
Rajiv Shah, M.D.