Form 10-Q
period 2026-03-31
OMEROS CORP
filed 2026-05-13
CIK 1285819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 11, 2026, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 72,375,355.

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

OMEROS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED March 31, 2026

INDEX

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMEROS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$1,906	$9,660
Short-term investments	133,410	162,144
OMIDRIA contract royalty asset	25,477	25,351
Receivables	12,032	10,917
Inventory	183	—
Prepaid expense and other assets	7,347	7,595
Total current assets	180,355	215,667
OMIDRIA contract royalty asset, non-current	93,717	96,435
Right of use assets	9,518	10,708
Property and equipment, net	1,529	1,768
Restricted investments	1,054	1,054
Total assets	$286,173	$325,632

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$5,367	$4,764
Accrued expenses	27,806	29,388
OMIDRIA royalty obligation	19,856	20,547
2026 Notes, net	—	17,063
Lease liabilities	6,414	6,300
Total current liabilities	59,443	78,062
OMIDRIA royalty obligation, non-current	141,930	147,319
2029 Notes, non-current, net	52,810	51,364
2029 Notes embedded derivative, non-current	84,025	157,171
Lease liabilities, non-current	5,597	7,245
Other accrued liabilities, non-current	5,702	5,702
Commitments and contingencies (Note 10)
Shareholders’ deficit:
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized; none issued and outstanding at March 31, 2026 and December 31, 2025.	—	—
Common stock, par value $0.01 per share, 150,000,000 shares authorized at March 31, 2026 and December 31, 2025; 71,998,632 and 71,670,791 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively.	720	716
Additional paid-in capital	793,581	791,748
Accumulated deficit	(857,635)	(913,695)
Total shareholders’ deficit	(63,334)	(121,231)
Total liabilities and shareholders’ deficit	$286,173	$325,632

See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2026	2025
Product sales, net	$9,893	$—

Costs and expenses:
Cost of product sales	587	—
Research and development	13,358	23,846
Selling, general and administrative	13,369	11,123
Total costs and expenses	27,314	34,969
Loss from operations	(17,421)	(34,969)
Interest and other income	1,475	1,123
Interest expense, net of remeasurement adjustments and other	(5,894)	(3,654)
Net gain (loss) on change in fair value of financial instruments	73,146	(65)
Income (loss) from continuing operations before income tax expense	51,306	(37,565)
Income tax expense	(57)	—
Net income (loss) from continuing operations	51,249	(37,565)
Net income from discontinued operations, net of tax	4,811	4,105
Net income (loss)	$56,060	$(33,460)

Basic net income (loss) per share:
Net income (loss) from continuing operations	$0.71	$(0.65)
Net income from discontinued operations	0.07	0.07
Net income (loss)	$0.78	$(0.58)

Diluted net income (loss) per share:
Net income (loss) from continuing operations	$0.57	$(0.65)
Net income from discontinued operations	0.05	0.07
Net income (loss)	$0.62	$(0.58)

Weighted-average shares used in per share computation:
Basic	71,917,180	58,056,357
Diluted	90,116,352	58,056,357

See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2026	71,670,791	$716	$791,748	$(913,695)	$(121,231)
Issuance of common stock upon exercise of stock options	1,039,990	10	8,198	—	8,208
Repurchases of common stock	(354,471)	(3)	(4,149)	—	(4,152)
Net share settlement of equity awards	(357,678)	(3)	(4,105)	—	(4,108)
Stock-based compensation expense	—	—	1,889	—	1,889
Net income	—	—	—	56,060	56,060
Balance at March 31, 2026	71,998,632	$720	$793,581	$(857,635)	$(63,334)

Balance at January 1, 2025	58,044,465	$580	$727,156	$(910,345)	$(182,609)
Issuance of common stock upon exercise of stock options	19,436	—	63	—	63
Stock-based compensation expense	—	—	2,453	—	2,453
Net loss	—	—	—	(33,460)	(33,460)
Balance at March 31, 2025	58,063,901	$580	$729,672	$(943,805)	$(213,553)

See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net income (loss)	$56,060	$(33,460)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	1,889	2,453
Amortization of discount and issuance costs on 2026 Notes and 2029 Notes	1,460	148
Depreciation and amortization	239	289
Remeasurement on fair value of financial instruments	(73,146)	65
Non-cash interest remeasurement on OMIDRIA royalty obligation	(1,410)	(3,372)
Non-cash interest on OMIDRIA contract royalty asset	(3,132)	(3,954)
Remeasurement of OMIDRIA contract royalty asset	(1,619)	(166)
Amortization of premium and issuance costs on term debt	—	325
Changes in operating assets and liabilities:
OMIDRIA contract royalty asset	7,343	6,682
Prepaid expenses and other	87	(472)
Receivables	(1,115)	663
Inventory	(183)	—
Accounts payable and accrued expense	(979)	(5,042)
Net cash used in operating activities	(14,506)	(35,841)
Investing activities:
Proceeds from the sale and maturities of investments	30,050	39,300
Purchases of investments	(1,316)	(718)
Purchases of property and equipment	—	(41)
Net cash provided by investing activities	28,734	38,541
Financing activities:
Exercise of stock options	8,208	63
Repayment of 2026 Notes	(17,077)	—
Principal payments on OMIDRIA royalty obligation	(4,670)	(1,722)
Repurchases of common stock	(4,152)	—
Net share settlement of equity awards	(4,108)	—
Payments on finance lease obligations	(183)	(180)
Net cash used in financing activities	(21,982)	(1,839)
Net increase (decrease) in cash and cash equivalents	(7,754)	861
Cash and cash equivalents at beginning of period	9,660	3,400
Cash and cash equivalents at end of period	$1,906	$4,261

Supplemental cash flow information
Cash paid for interest	$5,565	$10,218
Cash paid for income taxes, net	$57	$—

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

Our clinical-stage development programs include: narsoplimab, our antibody targeting mannan-binding lectin-associated serine protease 2 (“MASP-2”), the effector enzyme of the lectin pathway of complement; OMS1029, our long-acting antibody targeting MASP-2; and OMS527, our phosphodiesterase 7 (“PDE7”) inhibitor program. During 2025, we entered into an Asset Purchase and License Agreement (“APLA”) with Novo Nordisk Health Care AG (“Novo Nordisk”) for exclusive global rights in all indications to develop and commercialize zaltenibart, also known as OMS906, our lead antibody targeting mannan-binding lectin-associated serine protease-3 (“MASP-3”), the key activator of the alternative pathway of complement. We retain rights to our MASP-3 small-molecule program, including the ability to develop and commercialize small-molecule MASP-3 inhibitors across a range of therapeutic areas, including, but not limited to, ophthalmology, neurology, gastrointestinal disorders, dermatology, musculoskeletal diseases, and oncology. We also retain rights to develop our “grandfathered” MASP-3 antibodies, with temporal and indication restrictions on commercialization, and for use in advancing our small-molecule therapeutics.

FDA Approval of YARTEMLEA®

On December 23, 2025, FDA approved YARTEMLEA® (narsoplimab-wuug) for the treatment of hematopoietic stem cell transplant-associated thrombotic microangiopathy (“TA-TMA”). TA-TMA is a severe and often-fatal complication of hematopoietic stem cell transplantation in adults and children, driven by systemic endothelial injury triggered by conditioning regimens, immunosuppressants, infection, graft-versus-host disease, and other transplant-related factors. Activation of the lectin pathway of complement plays a central role in disease pathogenesis. YARTEMLEA selectively inhibits MASP-2, blocking pathway activation while preserving classical and alternative complement pathway functions important for host defense. In TA-TMA, MASP-2 inhibition prevents lectin pathway-mediated cellular injury, including endothelial damage in small blood vessels, and thrombus formation.

YARTEMLEA is the first and only approved inhibitor of the lectin pathway of complement. YARTEMLEA is approved for the treatment of TA-TMA in adults and in children ages two years and older.

Commercial distribution and sales of YARTEMLEA commenced in January 2026.

A marketing authorization application (“MAA”) for YARTEMLEA in TA-TMA has been submitted to the European Medicines Agency (“EMA”) and is being reviewed under EMA’s centralized review procedure, which allows review of a single marketing authorization application. If the MAA is approved, it would authorize the product to be marketed in all European Union (“EU”) member states and European Economic Area countries. The European Commission has granted narsoplimab designation as an orphan medicinal product for treatment in hematopoietic stem cell transplantation. For commercialization of YARTEMLEA outside the U.S., we are evaluating potential partnerships, including broad ex-U.S. and regional collaborations.

Sale of Zaltenibart

On November 25, 2025, we completed a transaction (the “Transaction”) pursuant to the APLA between Omeros and Novo Nordisk, dated October 10, 2025, in which Novo Nordisk received exclusive global rights in all indications to develop and commercialize our lead investigational MASP-3 inhibitor, zaltenibart (formerly OMS906), and certain related compounds and products. Zaltenibart is a first-in-class, late-stage clinical humanized monoclonal antibody targeting MASP-3, the most upstream and key activator of the alternative pathway of the complement system. Zaltenibart has shown multiple potential advantages over other alternative pathway inhibitors in development and on the market.

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

Pursuant to the APLA, we sold and transferred, and Novo Nordisk purchased, zaltenibart and certain related assets, and the parties agreed to grant and receive certain intellectual property licenses to facilitate the continued development and commercialization activities of both companies. We retain rights to our MASP-3 small-molecule program unrelated to zaltenibart, including the ability to develop and commercialize small-molecule MASP-3 inhibitors, across a range of therapeutic areas, including, but not limited to, ophthalmology, neurology, gastrointestinal disorders, dermatology, musculoskeletal diseases and oncology. We also retain rights to our “grandfathered” MASP-3 antibodies, with temporal and indication restrictions on commercialization and for use in advancing our small-molecule therapeutics.

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

Other Development Programs

Our lectin pathway program also includes OMS1029, our long-acting antibody targeting MASP-2. We have completed Phase 1 clinical trials evaluating both single-ascending and multiple ascending doses of OMS1029. Results of these studies support once-quarterly dosing administered either intravenously or subcutaneously. OMS1029 has been well tolerated to date with no safety concerns identified. We are working to finalize selection of an indication and initiate Phase 2 clinical development of OMS1029. In addition, we have selected a development candidate for our MASP-2 small molecule program, which is advancing to Investigational New Drug (“IND”)-enabling studies targeting once-daily oral administration.

Our PDE7 inhibitor program, which we refer to as OMS527, comprises multiple PDE7 inhibitor compounds and is based on our discoveries of previously unknown links between PDE7 and any addiction or compulsive disorder, and between PDE7 and any movement disorder. In April 2023, we were awarded a grant from the National Institute on Drug Abuse (“NIDA”), to develop an orally administered PDE7 inhibitor compound for the treatment of cocaine use disorder. NIDA awarded the grant to us for a total of $6.24 million over three years, of which we have claimed and received $2.3 million of funding to date. FDA subsequently requested additional nonclinical information prior to initiating the clinical in-patient study. Following a meeting with FDA to discuss that request, we are working with FDA to streamline the path to initiate the in-patient clinical trial, which is targeted for initiation by year-end 2026.

We also have various programs in preclinical research and development. We continue to progress preclinical studies within our novel oncology program, which is focused on developing novel, proprietary large molecule therapeutics designed to selectively target and kill dividing cancer cells. We have completed selection of a drug development candidate, and IND-enabling studies are underway for this program, which we refer to as OncotoX-AML. Acute myeloid leukemia (“AML”), an aggressive and highly fatal bone marrow and blood cancer, is the lead indication for development.

We are also advancing our targeted complement activating therapy (“T-CAT”) platform: a new class of recombinant antibodies intended for broad action against pathogens, including bacteria, fungi, viruses, and parasites. T-CAT is designed to harness complement activation to kill pathogens directly, which represents a novel approach to infectious disease treatment. Our initial focus is on T-CAT’s potential against multidrug-resistant organisms.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant items subject to such estimates include revenue recognition and the valuations of the OMIDRIA contract royalty asset, the OMIDRIA royalty obligation, and the embedded derivatives associated with our debt. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances; however, actual results could differ from these estimates.

Note 2—Significant Accounting Policies

Segment Reporting

We operate in one business segment focusing on the research, discovery, development and commercialization of small-molecule and protein therapeutics targeting immunologic diseases, including complement-mediated diseases and cancers related to dysfunction of the immune system, as well as addictive and compulsive disorders. The Company defines its operating segment based on internally reported financial information that is regularly used by the Chief Operating Decision Maker (“CODM”) to analyze performance, make decisions and allocate resources. The Company’s CODM is our Chief Executive Officer. For the three months ended March 31, 2026, the Company has identified one operating and reporting segment. The CODM reviews net income (loss) and expenses reported on the condensed consolidated statement of operations and comprehensive income (loss). The measurement of segment assets is reported on the condensed consolidated balance sheet as total consolidated assets. All long-lived assets are held in the U.S. Our segment net income (loss) aligns with our condensed consolidated statement of operations and comprehensive income (loss).

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

Product Sales, Net

We generally recognize revenue from product sales when the product is delivered to our wholesalers and title to the product is transferred, upon which we have satisfied our performance obligations. Fulfillment activities by the wholesalers are not considered to be a separate performance obligation. Product revenue is recorded net of variable consideration, including wholesaler distribution fees, chargebacks, returns and discounts. We estimate variable consideration using the expected value approach. This estimate is based on several factors, including: historical return rates, expiration date by product and estimated levels of inventory in the wholesale channel. Since there is often a timing lag between the product sale and the settlement of accruals relating to these programs, our net product revenue may incorporate revisions of accruals for several periods. We include such estimates in the transaction price only to the extent that it is probable that a significant reversal of revenue will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

Given the limited commercialization history of YARTEMLEA, our estimates of variable consideration require judgment and are subject to change as additional data becomes available. We recognize adjustments to net product revenue in the period in which changes in estimates become known.

Chargebacks

Chargebacks represent discounts provided to eligible covered entities under government programs, including the 340B Drug Pricing Program (“340B”) and the Medicaid Drug Rebate Program (“Medicaid”). In addition, we are subject to pricing obligations under our Federal Supply Schedule agreement with the U.S. government (the “FSS Agreement”), which establishes maximum prices for sales to certain federal agencies and may give rise to additional discounts and rebates. Chargebacks are recorded as a reduction of gross product revenue at the time of sale. Reserves for chargebacks are generally recorded as reductions of accounts receivable, while reserves for Medicaid rebates and patient co-pay assistance, if applicable, are recorded as accrued liabilities.

Chargeback estimates are based on statutory pricing requirements applicable to the 340B program and expected utilization by covered entities. Given the limited commercial history of our recently launched product, these estimates require significant judgment, including assumptions related to future utilization patterns and channel inventory. Estimates are reassessed at each reporting period and adjusted as necessary based on actual experience, changes in 340B utilization, and other relevant factors.

In addition to 340B chargebacks and Medicaid rebates, we maintain programs that may result in additional variable consideration, including a patient co-pay assistance program. There was no activity under the Medicaid and co-pay assistance program during the three months ended March 31, 2026, and, accordingly, no material related reductions to gross product revenue were recorded. We will continue to evaluate these programs as utilization evolves and will recognize the related reductions to revenue in the period in which they occur.

Distribution Fees and Return Allowances

We pay distribution fees to wholesalers for services they perform on our behalf. These fees are calculated based on the wholesalers’ average acquisition cost of purchases of YARTEMLEA, exclusive of any chargebacks. We estimate these amounts at the time of sale to the wholesaler and record them as a reduction in product sales in the same period the related revenue is recognized.

We allow for the return of product up to 12 months past its expiration date or for product that is damaged. In estimating product returns, we take into consideration our return experience to date, the remaining shelf-life of product we have previously sold, inventory in the wholesale channel, and our expectation that product is typically not held by health care providers based on the frequency of their reorders. There were no product returns in the three months ended March 31, 2026. Due to the ordering patterns associated with transplant centers and the extended shelf life of YARTEMLEA, returns are expected to be limited; however, our estimates may change as commercial experience matures.

Cost of Product Sales

Cost of product sales includes third-party manufacturing, royalties based on net product sales, and other costs directly related to the production and distribution of YARTEMLEA. We expensed as research and development expense all costs associated with the manufacture of YARTEMLEA produced prior to FDA approval. As a result, the cost basis of inventory available for sale at the time of commercialization was minimal, and cost of product sales is correspondingly low during the initial period following launch. Following FDA approval, we capitalize direct manufacturing costs as inventory and recognize these amounts in cost of product sales when the related inventory is sold. Accordingly, cost of product sales and gross margin during the initial periods following commercialization may not be indicative of future periods as we begin capitalizing and expensing post‑approval manufacturing costs.

Research and Development

Research and development expenses are comprised primarily of contracted research and development activities, clinical trial study and manufacturing costs prior to approval; consulting services; contract milestones; materials and supplies; costs for personnel, including salaries, benefits, and stock-based compensation; depreciation; an allocation of our occupancy costs; and other expenses incurred to sustain our overall research and development programs. Advance payments for goods or services that will be used for future research and development activities are deferred and then recognized as an expense as the related goods are delivered or the services are performed. All other research and development costs are expensed as incurred.

Selling, General and Administrative

Selling, general and administrative expenses are comprised primarily of marketing expenses; professional and legal services; patent costs; and salaries, benefits, and stock-based compensation costs for marketing and other personnel not directly engaged in research and development. Additionally, selling, general and administrative expenses include depreciation, an allocation of our occupancy costs, and other general corporate expenses. Advertising costs are expensed as incurred.

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

Upon transfer of control of the compound, product or drug program asset to a counterparty, the Company recognizes consideration received. Any excess of consideration over the carrying value of the asset sold is recognized as a gain in the condensed consolidated statements of operations.

Potential Milestone Income

The APLA with Novo Nordisk includes variable consideration in the form of milestone payments that are contingent upon the achievement of specified development, regulatory or commercialization events. The Company applies the variable consideration and constraint guidance in ASC 606, Revenue from Contracts with Customers, by analogy. At contract inception and throughout the term of the arrangement, the Company assesses whether the achievement of each milestone is probable and estimates variable consideration using the most likely amount method. Contingent milestone payments are excluded from the transaction price until the related milestone is achieved and it is probable that a significant reversal of cumulative revenue recognized will not occur.

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

We determined that the zaltenibart Transaction with Novo Nordisk did not meet the above criteria. As such, we recorded the gain on sale of zaltenibart in Other Income in our condensed consolidated statement of operations and comprehensive loss for the year ended December 31, 2025.

On December 23, 2021, we closed on an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Rayner Surgical Inc. (“Rayner”) for the sale of our commercial product OMIDRIA, which we record as an OMIDRIA contract asset on our condensed consolidated balance sheet. As a result of the divestiture, the results of OMIDRIA activities are classified as discontinued operations in our condensed consolidated statement of operations and comprehensive income (loss) and excluded from continuing operations for all periods presented. We have rights to receive future royalties from Rayner on OMIDRIA net sales at royalty rates that vary based on geography and certain regulatory contingencies. Therefore, future OMIDRIA royalties are treated as variable consideration. The sale of OMIDRIA qualified as an asset sale under GAAP. To measure the OMIDRIA contract royalty asset, we use the expected value approach, which is the sum of the discounted probability-weighted royalty payments we would receive using a range of potential outcomes, to the extent that it is probable that a significant reversal in the amount of cumulative income recognized will not occur.

All U.S. royalties received from Rayner through December 31, 2031 are remitted by Rayner to an escrow account established by Omeros, from which payments are made to DRI Healthcare Acquisition LP (“DRI”) and are entirely pass-through in nature to the Company. These payments comprise interest expense, with the remainder treated as a reduction of the OMIDRIA royalty obligation. The amount recorded in discontinued operations in future periods will reflect interest earned on the outstanding OMIDRIA contract royalty asset at 11.0% and any amounts we receive that are different from the expected royalties. The OMIDRIA contract royalty asset is re-measured quarterly using the expected value approach, which incorporates actual results and future expectations. (For further details see “Note 7 — Discontinued Operations —Sale of OMIDRIA”).

OMIDRIA Royalty Obligation

On September 30, 2022, we sold to DRI a portion of our future OMIDRIA royalty receipts for a purchase price of $125.0 million and recorded an OMIDRIA Royalty Obligation for the same amount. On February 1, 2024, DRI purchased our remaining U.S. OMIDRIA royalty receipts through December 31, 2031 for $115.5 million in cash under an Amended and Restated Royalty Purchase Agreement (the “Amendment”). The Amendment eliminated the previously existing annual caps on royalty payments and provides that DRI receives all royalties on U.S. net sales of OMIDRIA payable between January 1, 2024 and December 31, 2031. We accounted for the Amendment as a modification of our existing debt from DRI. The OMIDRIA royalty obligation is valued based on our estimates of future OMIDRIA royalties and is amortized through December 31, 2031.

To the extent our estimates of future royalties differ materially from the previous estimates, we will adjust for future OMIDRIA royalties to the present value of the revised estimated cash flows, discounted at the implied effective interest rate of 10.27% utilizing the cumulative catch-up method. We record interest expense as a component within continuing operations. Any such remeasurement adjustment is recognized as non-cash interest expense within continuing operations (see “Note 8 - OMIDRIA Royalty Obligation”).

Cash and Cash Equivalents, Short-Term Investments and Restricted Investments

Cash and cash equivalents include highly liquid instruments with a maturity of three months or less on the date of purchase, which can be easily converted into cash without a significant impact on their value. Short-term investment securities are classified as held-to-maturity, except for money market funds, which are classified as available-for-sale. Investments classified as available-for-sale are measured at fair value. Investments classified as held-to-maturity are carried at cost. Amortization, accretion, interest, and dividends, realized gains and losses and declines in value judged to be other-than-temporary are included within other income.

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

Receivables

Receivables relates primarily to sales of YARTEMLEA to wholesalers and include estimated chargebacks and product returns that are expected to be settled through reductions in receivables, royalties receivable from Rayner on sales of OMIDRIA and receivables from Novo Nordisk for work performed under the Transition Services Agreement. Considering the nature of our receivables, including that trade receivables are primarily due from a limited number of customers, we recorded no material allowance for expected credit losses as of March 31, 2026 and December 31, 2025, respectively.

Property and Equipment, Net

Property and equipment are stated at cost, and depreciation is calculated using the straight-line method over the estimated useful life of the assets, which is generally between three and ten years. Expenditures for repairs and maintenance are expensed as incurred.

Inventory

Inventory is stated at the lower of cost or market determined on a specific identification basis in a manner that approximates the first-in, first-out (FIFO) method. Costs include amounts related to third-party manufacturing, transportation and internal labor and overhead. Capitalization of costs as inventory begins when regulatory approval of the product candidate is reasonably assured in the U.S. or the EU. We expense inventory costs related to product candidates as research and development expenses prior to receiving regulatory approval in the applicable territory. Inventory is reduced to net realizable value for excess and obsolete inventories based on forecasted demand.

Debt

The Company accounts for its convertible debt at carrying value, net of applicable discounts, premiums and debt issuance costs. These instruments are recognized as a single liability on the condensed consolidated balance sheets unless specific features require treatment under separate accounting guidance. Debt issuance costs, which include legal, accounting, and underwriting fees directly attributable to the financing, are presented as a direct deduction from the carrying amount of the convertible debt. These costs and any original issue discounts are amortized to interest expense over the contractual term of the debt using the effective interest method.

The Company classifies convertible debt as long-term or current based on the remaining maturity and the status of the conversion features at the balance sheet date. If the holders of the debt possess the right to convert the instrument into shares of the Company’s common stock within one year of the balance sheet date, or if the debt is otherwise callable, the respectivecarrying value of the converted debt is classified as current. The Company performs a periodic evaluation of the conversion conditions to ensure proper classification and to determine if the debt should be measured based on its settlement value. Upon conversion, the carrying value of the debt, including any unamortized costs, is typically reclassified to stockholders’ equity, and no gain or loss is recognized unless the conversion includes an inducement.

In February 2026, we repaid in full the remaining $17.1 million principal balance outstanding on our 2026 Notes upon maturity. On November 25, 2025, concurrent with the closing of the sale of zaltenibart to Novo Nordisk under the APLA, the Company repaid in full the $67.1 million principal balance outstanding under the Company’s Credit and Guarantee Agreement with certain funds managed by Athyrium Capital Management, LP and certain funds managed by Highbridge Capital Management, LLC, as lenders (the “Term Loan”). As of March 31, 2026, the Company has outstanding one series of convertible notes, which mature on June 15, 2029 (the “2029 Notes”) with an outstanding principal balance of $70.8 million. (For further details, see “Note 6 – Debt”).

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

The embedded derivative on our 2029 Notes represents the conversion feature and interest make-whole feature available to holders of the 2029 Notes allowing them to convert the notes into cash, common stock and/or a combination thereof. The embedded derivative on our Term Loan was eliminated upon repayment on November 25, 2025. (For further details, see “Note 4 – Fair Value Measurements” and “Note 6 – Debt”).

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

Common Stock Repurchases

We have repurchased shares of our common stock from time to time under authorization made by our Board of Directors. Under applicable Washington State law, repurchased shares are retired and not presented separately as treasury stock in the condensed consolidated financial statements.

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

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expense (“ASU 2024-03”), requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03 on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (“ASU 2025-10”), which establishes authoritative guidance on the recognition, measurement, presentation, and disclosure of government grants. Under ASU 2025-10, government grants are recognized when it is probable that the entity will both comply with the conditions of the grant and the grant will be received. The ASU provides specific accounting models for grants related to assets and grants related to income, including options to recognize government grants as deferred income or as a reduction of the asset’s cost basis. The ASU also requires enhanced disclosures regarding the nature of government grants, significant terms and conditions, accounting policies applied, and amounts recognized in the financial statements. ASU 2025-10 is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-10 on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11 on its consolidated financial statements.

Note 3—Net Income (Loss) Per Share

Basic net income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net loss per share (“Diluted EPS”) is computed by dividing net income (loss) by the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Our potentially dilutive securities include common shares related to our stock options calculated using the treasury stock method and convertible senior notes calculated using the if-converted method. In periods where we have a net loss from continuing operations but overall net income, we do not compute Diluted EPS because the effect would be antidilutive. When there is a net loss, potentially dilutive securities, like stock options or convertible debt, are typically excluded from the diluted net loss per share calculation. Potentially dilutive securities excluded from Diluted EPS are calculated based on a weighted average of days in the quarter from when the respective transactions occurred and are shown as follows:

	Three Months Ended
	March 31,
	2026	2025
2029 Notes convertible to common stock (1)	11,453,883	—
2026 Notes convertible to common stock (1)(2)	—	5,293,414
Outstanding options to purchase common stock	6,745,288	3,949,287
Total potentially dilutive shares excluded from net loss per share	18,199,171	9,242,701

(1)

On May 14, 2025, we completed the exchange of $70.8 million aggregate principal amount of our 2026 Notes for 2029 Notes on a one-for-one basis in the Convertible Note Exchange (as defined below) and recorded a reduction of an additional $10.0 million aggregate principal amount of our 2026 Notes to be equitized in three tranches by September 2025. The 2029 Notes are subject to a conversion arrangement that potentially increases the dilutive effect of conversion as described in “Note 6 — Debt.”

(2)

The 2026 Notes were subject to a capped call arrangement that potentially reduced the dilutive effect of conversion as described in “Note 6 — Debt.” Any potential impact from the capped call arrangement is excluded from this table. The remaining outstanding 2026 Notes were fully repaid at maturity on February 15, 2026.

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

We review the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There have been no transfers of assets or liabilities between fair value measurement classifications during the three months ended March 31, 2026.

Our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	March 31, 2026
	Level 1	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents:
Certificate of deposit classified as non-current restricted investments	$1,054	$—	$1,054
Short-term investments:
Money-market funds	133,410	—	133,410
Total Assets	$134,464	$—	$134,464

Liabilities:
2029 Notes:
2029 Note conversion option derivative	$—	$84,025	$84,025
Total Liabilities	$—	$84,025	$84,025

	December 31, 2025
	Level 1	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents:
Certificate of deposit classified as non-current restricted investments	$1,054	$—	$1,054
Short-term investment
Money-market funds	162,144	—	162,144
Total Assets	$163,198	$—	$163,198

Liabilities:
2029 Notes:
2029 Note conversion option derivative	$—	$(157,171)	$(157,171)
Total Liabilities	$—	$(157,171)	$(157,171)

Cash held in demand deposit accounts of $1.9 million and $9.7 million is excluded from our fair-value hierarchy disclosure as of March 31, 2026 and December 31, 2025, respectively. The carrying amounts reported in the accompanying condensed consolidated balance sheets for receivables, accounts payable and accrued liabilities, and other current monetary assets and liabilities approximate fair value.

All our investments, which are classified as Level 1 assets, are short-term and held in our name. Money market funds are classified as available-for-sale.

Our embedded derivative is classified as a Level 3 liability. (For further details see “Note 6 – Debt”).

The fair value of our embedded derivative was determined using the Discounted Cash Flow model with the following key assumptions:

	March 31,	December 31,
	2026	2025
2029 Note conversion option derivative

Stock price (per share)	$10.56	$17.18
Unsecuritized discount rate	18.55%	18.03%
Risk-free rate	3.75%	3.53%
Stock price volatility	70%	75%
Dividend yield	—%	—%
Term (in years)	3.2	3.5

Changes in valuation assumptions could have a significant impact on the 2029 Note conversion option derivative. The Company can provide no assurance that changes in yield or in our stock price would not have a significant impact on the derivative in the future. An increase in our stock price volatility could increase the valuation of the 2029 Note conversion option derivative, whereas an increase in interest rates could decrease the valuation of the 2029 Note conversion option derivative. (For further details see “Note 6 — Debt”).

The following table sets forth the change in the fair value of the 2029 Note conversion option derivative for the three months ended March 31, 2026:

	Balance as of			Balance as of
	December 31,			March 31,
	2025	Additions	Change in Fair Value	2026
	(In thousands)

2029 Note conversion option derivative	$(157,171)	$—	$73,146	$(84,025)

Note 5 — Certain Balance Sheet Accounts

OMIDRIA Contract Royalty Asset

The OMIDRIA contract royalty asset consists of the following:

	March 31,	December 31,
	2026	2025
	(In thousands)
Short-term contract royalty asset	$25,477	$25,351
Long-term contract royalty asset	93,717	96,435
Total OMIDRIA contract royalty asset	$119,194	$121,786

See “Note 7 — Discontinued Operations – Sale of OMIDRIA” for discussion regarding the estimated fair value of our OMIDRIA contract royalty asset.

OMIDRIA Royalty Obligation

The OMIDRIA contract royalty obligation consists of the following:

	March 31,	December 31,
	2026	2025
	(In thousands)
Short-term OMIDRIA royalty obligation	$19,856	$20,547
Long-term OMIDRIA royalty obligation	141,930	147,319
Total OMIDRIA royalty obligation	$161,786	$167,866

See “Note 8 — OMIDRIA Royalty Obligation” for further details.

Receivables

Receivables consist of the following:

	March 31,	December 31,
	2026	2025
	(In thousands)
Trade receivables, net	$6,746	$—
OMIDRIA royalty receivables	5,104	6,443
Novo Nordisk receivable	90	3,724
Other receivables	92	750
Total receivables	$12,032	$10,917

Trade receivables represents sales of YARTEMLEA to wholesalers and include reductions for estimated chargebacks. OMIDRIA royalty receivables represent approximately two months of royalty earnings from Rayner. All U.S. royalties received from Rayner are remitted by Rayner to an escrow account, established by Omeros, from which payments are made on our behalf to DRI. These payments are entirely pass-through in nature to the Company with DRI as the recipient.

Property and Equipment, Net

Property and equipment, net consists of the following:

	March 31,	December 31,
	2026	2025
	(In thousands)
Equipment under finance lease obligations	$8,323	$8,323
Laboratory equipment	3,744	3,744
Computer equipment	1,113	1,113
Office equipment and furniture	624	624
Total cost	13,804	13,804
Less accumulated depreciation and amortization	(12,275)	(12,036)
Total property and equipment, net	$1,529	$1,768

For the three months ended March 31, 2026 and 2025, depreciation and amortization expense was $0.2 million and $0.3 million, respectively.

Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2026	2025
	(In thousands)
Employee compensation	$9,741	$10,348
Clinical trials	6,379	6,248
Contract research and development	2,900	5,773
Deferred income	2,819	2,473
Consulting and professional fees	2,243	2,406
Income taxes payable	1,146	1,146
Interest payable	1,961	616
Other accrued expenses	617	378
Total accrued expenses	$27,806	$29,388

Deferred income as of March 31, 2026 and December 31, 2025 primarily related to billings to Novo Nordisk under the Transition Services Agreement.

Note 6—Debt

Convertible senior notes, net, balances are comprised of the following:

		March 31,	December 31,
		2026	2025
		(In thousands)

2029 Notes, net maturing on June 15, 2029	Long-term	$52,810	$51,364

2026 Notes, net matured on February 13, 2026	Short-term	—	17,063

		$52,810	$68,427

2029 Notes embedded derivative reported at fair value		$84,025	$157,171

2029 Notes

Exchange of 2026 Notes for 2029 Notes

On May 14, 2025, we completed the exchange (the “Convertible Note Exchange”) of $70.8 million in aggregate principal amount of our 2026 Notes on a one-for-one basis for newly-issued 2029 Notes. The Convertible Note Exchange was conducted with a limited number of holders of the 2026 Notes pursuant to exchange agreements dated as of May 12, 2025. The 2029 Notes are convertible at the option of the holders into shares of common stock, cash or a combination thereof, as elected by the Company, at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date.

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

Embedded Derivative

The embedded derivative on the 2029 Notes includes both a derivative for the interest make-whole feature and a derivative for the conversion feature available to holders allowing them to convert their notes to common stock, cash or a combination thereof. At each reporting date, we remeasure the embedded derivative instruments to fair market value. At contract inception, we recorded a net $23.0 million embedded derivative as a component of our 2029 Notes to the condensed consolidated balance sheet. At March 31, 2026 and December 31, 2025, the fair market value of our embedded derivative was $84.0 million and $157.2 million, respectively. We recorded a $73.1 million non-cash gain on the remeasurement of the embedded derivative in our condensed consolidated statement of operations and comprehensive income for the three months ended March 31, 2026. Increases or decreases in our stock price may materially affect the value of the derivative, and are shown as gains or losses in our condensed consolidated statement of operations and comprehensive income (loss).

Interest Make Whole Feature

Holders who convert their 2029 Notes prior to June 1, 2029 (except for any conversion in connection with a make-whole fundamental change) are entitled to an interest make-whole payment equal to the sum of the remaining scheduled payments of interest that would have been made had the 2029 Notes remained outstanding from their conversion date through the earlier of (i) the date that is 18 months following their conversion date, and (ii) June 15, 2029, the maturity date.

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

The amount outstanding on the 2029 Notes is as follows:

	March 31,	December 31,
	2026	2025
	(In thousands)
Principal amount	$70,785	$70,785
Unamortized debt discount, net of issuance costs	(17,975)	(19,421)
Total 2029 Notes	$52,810	$51,364

Fair value of outstanding 2029 Notes (1)	$151,480	$111,992

Fair value of 2029 Notes embedded derivative (2)	$84,025	$157,171

(1)

The fair value is classified as a Level 2 liability due to the limited trading activity for the 2029 Notes. This balance reflects the fair value of the 2029 Notes based on quoted prices in an over-the counter market using the most recent trading information at the end of the reporting period.

(2)	The fair value of the 2029 Notes embedded derivative is classified as a Level 3 liability due to unobservable inputs in which little or no market data exists. (For further details refer to “Note 4 — Investments and Fair-Value Measurements”).

As of March 31, 2026, our only debt commitment relates to the 2029 Notes, which mature on June 15, 2029.

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

The following table sets forth interest expense recognized related to the 2029 Notes:

Three Months Ended
March 31,
2026
(In thousands)
Contractual interest expense	$1,681
Amortization of debt discount and issuance costs	1,445
Total interest expense	$3,126

The 2029 Notes are redeemable, in whole or in part, at our option at any time, and from time to time, on or after June 20, 2027 and on or before the 50th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the 2029 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, but only if the last reported sale price per share of our common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we send the related redemption notice and (ii) the trading day immediately before the date we send such notice. In addition, calling any 2029 Note for redemption would constitute a “make-whole fundamental change” (as defined in the Indenture) with respect to that 2029 Note, in which case the conversion rate applicable to the conversion of that 2029 Note would be increased in certain circumstances if it is converted after it is called for redemption.

The 2029 Notes are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent we are not a holder thereof) preferred equity, if any, of our subsidiaries.

Term Loan

On June 3, 2024, we entered into a Credit and Guarantee Agreement with funds managed by Athyrium Capital Management LP and funds managed by Highbridge Capital Management, LLC, as lenders, pursuant to which we had an outstanding Term Loan of $67.1 million.

The Transaction with Novo Nordisk, which closed on November 25, 2025, provided us with $240.0 million in upfront cash of which we used a portion at the time of closing to repay the entire $67.1 million outstanding principal amount of the Term Loan, along with a related prepayment premium, certain expenses and accrued and unpaid interest.

The following table sets forth interest expense recognized related to the Term Loan:

	Three Months Ended
	March 31,
	2026	2025
	(In thousands)
Contractual interest expense	$—	$2,233
Amortization of debt premium and issuance costs	—	(1,908)
Total interest expense	$—	$325

2026 Convertible Senior Notes

We had outstanding convertible senior notes that accrued interest at an annual rate of 5.25% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. The 2026 Notes matured on February 15, 2026 and were paid in full at that time.

Amounts outstanding on our 2026 Notes as of March 31, 2026 and December 31, 2025 are as follows:

	March 31,	December 31,
	2026	2025
	(In thousands)
Principal amount	$—	$17,077
Unamortized debt issuance costs	—	(14)
Total 2026 Notes	$—	$17,063

Fair value of outstanding 2026 Notes (1)	$—	$16,996

(1)

The fair value was classified as Level 2 liability due to the limited trading activity for the 2026 Notes. The balance as of December 31, 2025 reflected the fair value of the 2026 Notes based on quoted prices in an over-the counter market using the most recent trading information at the end of the reporting period. The value of the conversion feature of the 2026 Notes was not deemed to be significant as no holders converted their notes prior to repayment.

The following table sets forth interest expense recognized related to the 2026 Notes:

	Three Months Ended
	March 31,
	2026	2025
	(In thousands)
Contractual interest expense	$112	$1,284
Amortization of debt discount and issuance costs	14	148
Total interest expense	$126	$1,432

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

The results of operations for OMIDRIA are recorded as income from discontinued operations for all periods presented in the condensed consolidated statements of operations and comprehensive loss are as follows:

	Three Months Ended
	March 31,
	2026	2025
	(In thousands)
Interest earned on OMIDRIA contract royalty asset	$3,132	$3,954
Remeasurement adjustments	1,619	166
Other income (loss), net	51	(15)
Ex-U.S. royalties	6	—
Income before income tax	4,808	4,105
Income tax benefit	3	—
Net income from discontinued operations, net of tax	$4,811	$4,105

The following is a roll-forward of the OMIDRIA contract royalty asset (in thousands):

OMIDRIA contract royalty asset at December 31, 2025	$121,786
Royalties earned	(7,343)
Interest earned on OMIDRIA contract royalty asset	3,132
Remeasurement adjustments	1,619
OMIDRIA contract royalty asset at March 31, 2026	$119,194

We remeasure the OMIDRIA contract royalty asset on a quarterly basis using the expected value approach, which incorporates actual results and future expectations.

Cash flow from discontinued operations is as follows:

	Three Months Ended
	March 31,
	2026	2025
	(In thousands)
Net cash provided by discontinued operations from operating activities	$6,064	$5,374

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

We are entitled to receive a separate milestone payment ranging between $8.0 million and $27.5 million if U.S. net sales of OMIDRIA reach applicable thresholds ranging between a total of $181.0 million and $185.0 million in the aggregate for any period of four consecutive quarters prior to January 1, 2028, although we do not expect to receive this milestone based on current U.S. net sales of OMIDRIA.

The changes in the OMIDRIA royalty obligation during the three months ended March 31, 2026 are as follows (in thousands):

Balance at December 31, 2025	$167,866
Non-cash interest	(1,410)
Principal payments	(4,670)
Balance at March 31, 2026	$161,786

The OMIDRIA royalty obligation is classified as a Level 3 liability as its valuation requires substantial judgment and estimation of factors that are not currently observable in the market. The fair value of the OMIDRIA royalty obligation is determined by calculating the net present value of our estimated future OMIDRIA cash flows using the interest rate at inception of our royalty purchase agreement with DRI, adjusted for the change in the prime rate through the measurement date. As of March 31, 2026 and December 31, 2025, the approximate fair value of our obligation was $160.7 million and $166.7 million, respectively.

Interest expense is comprised of the effective interest component of any cash payment remitted through an administrative agent to DRI, based on an implied effective interest rate of 9.92%, and any remeasurement adjustments taken during the period. Remeasurements are non-cash adjustments to the OMIDRIA royalty obligation reflecting changes in forecasted cash flows stemming from the OMIDRIA contract royalty asset. For the three months ended March 31, 2026 and 2025, interest expense is as follows:

	Three Months Ended
	March 31,
	2026	2025
	(In thousands)
Pass through interest remitted through administrative agent	$4,014	$5,217
Non-cash remeasurement adjustment	(1,410)	(3,372)
Interest expense, net of remeasurement on OMIDRIA royalty obligation	$2,604	$1,845

As of March 31, 2026, the expected scheduled principal and interest payments are as follows:

	Principal	Interest	Total
	(In thousands)
2026	$14,451	$11,301	$25,752
2027	22,696	13,261	35,957
2028	25,742	10,935	36,677
2029	29,111	8,300	37,411
2030 and thereafter	69,786	7,293	77,079
Total scheduled payments	$161,786	$51,090	$212,876

Note 9—Lease Liabilities

We have an operating lease for our office and laboratory facilities with an initial term that ends in November 2027 and two options to extend the lease term, each by an additional five years. Restricted investments of $1.1 million represent the security deposit on our office and laboratory facilities. We have finance leases for certain laboratory and office equipment that have lease terms expiring through October 2029.

Supplemental lease information is as follows:

	Three Months Ended
	March 31,
	2026	2025
	(In thousands)
Lease cost
Operating lease cost	$1,488	$1,680
Finance lease cost:
Amortization	186	234
Interest	37	51
Variable lease cost	985	950
Sublease income	(60)	(411)
Net lease cost	$2,636	$2,504

The supplemental cash flow information related to leases is as follows:

	Three Months Ended
	March 31,
	2026	2025
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Cash payments for operating leases	$1,641	$1,722
Cash payments for financing leases	213	207

Note 10—Commitments and Contingencies

Good and Service Contracts

We have various agreements with third parties that collectively require payment of termination fees totaling $25.8 million as of March 31, 2026 if we cancel the work within specific time frames, either prior to commencing or during performance of the contracted services.

Development Milestones and Product Royalties

We have entered a variety of development, collaboration, licensing or similar agreements with third parties under which we have accessed technology or services in connection with our development assets and programs. Some of these agreements require milestone payments based on achievements of development, regulatory or sales milestones, and/or very low-single digit royalties on net income or net sales of the relevant product. For the three months ended March 31, 2026 and 2025, royalties on sales of YARTEMLEA and development milestone expenses were not significant.

Note 11—Shareholders’ Deficit

Common Stock

At-the-Market Sales Agreement - We have an “at the market” (“ATM”) facility agreement under which we have the capability to sell shares of our common stock, from time to time, through an ATM equity offering program. On November 14, 2025, the Company filed a shelf registration statement and prospectus supplement renewing the ATM for an aggregate offering price of up to $150.0 million. As of the date of this report, we have $150.0 million in shares of our common stock available to sell under our ATM program.

Share Repurchase Program - On November 29, 2025, the Board of Directors approved a share repurchase program under which we are permitted to repurchase from time to time up to $100.0 million of our common stock in the open market or through privately negotiated transactions. For the three months ended March 31, 2026, we repurchased and retired 0.4 million shares of common stock at an average cost of $11.70 for an aggregate purchase price of $4.2 million.

Note 12—Stock-Based Compensation

Our equity incentive plans provide for the grant of incentive and non-qualified stock options, restricted stock awards, restricted stock units, and other stock awards to employees, non-employee directors, and consultants.

Stock-based compensation is as follows:

	Three Months Ended
	March 31,
	2026	2025
	(In thousands)

Research and development	$801	$1,036
Selling, general and administrative	1,088	1,417
Total stock-based compensation	$1,889	$2,453

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were applied to all stock option grants:

Three Months Ended
March 31, 2026
Estimated weighted-average fair value	$11.15
Weighted-average assumptions:
Expected volatility	102%
Expected life, in years	7.0
Risk-free interest rate	3.96%
Expected dividend yield	—%

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

Stock option activity for all stock plans and related information is as follows:

		Weighted-
		Average		Aggregate
		Exercise	Remaining	Intrinsic
	Options	Price per	Contractual Life	Value
	Outstanding	Share	(In years)	(In thousands)
Balance at December 31, 2025	18,273,105	$7.27
Granted	116,500	13.21
Exercised	(1,039,990)	8.05
Forfeited	(142,534)	5.70
Balance at March 31, 2026	17,207,081	$7.28	6.1	$76,045
Vested and expected to vest at March 31, 2026	16,711,585	$7.39	6.0	$72,523
Exercisable at March 31, 2026	12,266,686	$8.84	5.0	$40,423

Of the 17.2 million common stock options outstanding as of March 31, 2026, options to purchase 6.0 million shares have an exercise price per share above $10.56, which was the closing price of our stock on the Nasdaq Global Market on March 31, 2026.

As of March 31, 2026, there were 4.9 million unvested options outstanding that will vest over a weighted-average period of 2.5 years. The total estimated compensation expense yet to be recognized on outstanding options is $11.4 million.

As of March 31, 2026, the total number of shares of common stock available for grant was 3.9 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10‑Q and with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 31, 2026. In addition, you should read the section entitled “Risk Factors” and the disclaimers regarding forward-looking statements included herein and in our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of important factors that could cause our results to differ materially from the results described in or implied by any forward-looking statements contained herein.

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

Lectin Pathway / MASP-2

MASP-2 is a novel pro-inflammatory protein target that is the effector enzyme of the lectin pathway and is required for the function of this pathway. We are developing antibodies and small-molecule inhibitors of MASP-2 as potential therapeutics for diseases in which the lectin pathway has been shown to contribute to significant tissue injury and pathology. When not treated, these diseases are typically characterized by significant end-organ damage, such as kidney or central nervous system injury. Importantly, inhibition of MASP-2 has been demonstrated not to interfere with the antigen-antibody complex-dependent classical complement activation pathway, a critical component of the acquired immune response to infection.

The lead product and product candidate in our pipeline of complement-targeted therapeutics is narsoplimab (OMS721), a proprietary, patented human monoclonal antibody targeting MASP-2, the key activator of the lectin pathway of complement. Our lead lectin pathway inhibitor YARTEMLEA® (narsoplimab-wuug) was approved by the Food and Drug Administration (“FDA”) in December 2025 and is commercially available in the U.S. for the treatment of TA-TMA in adult and pediatric patients aged two years and older. For more information, see “Commercial Product – YARTEMLEA” below.

Clinical development of narsoplimab is anticipated to continue expanding the approved label in TA-TMA and to develop the drug in additional indications. Clinical development efforts have previously been directed to acute respiratory distress syndrome (“ARDS”), including severe acute COVID-19, which can result in post-acute sequelae of SARS-CoV-2 infection (“PASC,” i.e., long COVID). We are also developing OMS1029, our long-acting antibody targeting MASP-2, which we expect will be well-suited to indications requiring long-term, chronic administration. In addition, we have selected a development candidate for our MASP-2 small molecule program, which is advancing to Investigational New Drug (“IND”)-enabling studies targeting once-daily oral administration.

Commercial Product – YARTEMLEA

Our commercial product, YARTEMLEA, is the first and only approved inhibitor of the lectin pathway of complement. On December 23, 2025, FDA approved YARTEMLEA for the treatment of TA-TMA in adults and in children ages two years and older. TA-TMA is a severe and often-fatal complication of hematopoietic stem cell transplantation in adults and children, driven by systemic endothelial injury triggered by conditioning regimens, immunosuppressants, infection, graft-versus-host disease, and other transplant-related factors. Activation of the lectin pathway of complement plays a central role in disease pathogenesis. YARTEMLEA selectively inhibits MASP-2, blocking pathway activation while preserving classical and alternative complement pathway functions important for host defense. In TA-TMA, MASP-2 inhibition prevents lectin pathway-mediated cellular injury, including endothelial damage in small blood vessels, and thrombus formation. Unlike other complement inhibitors, YARTEMLEA has no boxed warning and no Risk Evaluation and Mitigation Strategy (REMS), and vaccinations are not required prior to treatment.

Commercial distribution and sales of YARTEMLEA began in January 2026. Both adult and pediatric patients with TA-TMA are now receiving YARTEMLEA, including patients who have recently failed prior off-label C5- and C3-inhibitor regimens, in both hospital and outpatient settings.

We are commercializing YARTEMLEA in the U.S. market and have deployed our field force of account managers and directors, market development managers, access leads, and medical science liaisons to engage directly with transplant centers across the U.S. There are 175 stem-cell transplant centers across the U.S., with the top 80 centers representing approximately 80% of procedures. Our field force is detailing all 175 transplant centers nationwide. By March 31, 2026, 30 unique accounts had ordered YARTEMLEA.

At this early stage, our primary launch objectives are fourfold: (i) educate the entire transplant care team, including transplant physicians, nurses, hospital pharmacies, and reimbursement teams, regarding the recently harmonized TA-TMA diagnostic criteria, thereby driving awareness, early diagnosis, and treatment of TA-TMA; (ii) support transplant centers in obtaining their pharmacy and therapeutic committee approvals and adding YARTEMLEA to their formularies to streamline the ordering process and facilitate access to YARTEMLEA in both the in- and out-patient settings; (iii) work with third-party payers to provide timely reimbursement consistent with the YARTEMLEA label and published diagnostic criteria; and (iv) finalize and prepare for publication of the health economics and outcomes research analysis using the strong clinical efficacy data and favorable safety profile of YARTEMLEA to demonstrate its compelling cost-effectiveness to healthcare providers and payors.

An MAA for YARTEMLEA in TA-TMA has been submitted to the EMA and is being reviewed under EMA’s centralized review procedure, which allows review of a single marketing authorization application. If the MAA is approved, it would authorize the product to be marketed in all European Union (“EU”) member states and European Economic Area countries. The European Commission has granted narsoplimab designation as an orphan medicinal product for treatment in hematopoietic stem cell transplantation. For commercialization of YARTEMLEA outside the U.S., we are evaluating potential partnerships, including broad ex-U.S. and regional collaborations.

Sale of Zaltenibart / MASP-3

On November 25, 2025, we completed a transaction (the “Transaction”) pursuant to our Asset Purchase and Licensing Agreement (“APLA”) with Novo Nordisk Healthcare AG (“Novo Nordisk”) for our candidate drug zaltenibart (formerly OMS906). Zaltenibart is a first-in-class, late-stage clinical humanized monoclonal antibody targeting MASP-3, the most upstream and key activator of the alternative pathway of the complement system. Zaltenibart has shown multiple potential advantages over other alternative pathway inhibitors in development and on the market.

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

Other Development Programs

PDE7 Inhibitor Program

Our PDE7 inhibitor program, which we refer to as OMS527, comprises multiple PDE7 inhibitor compounds and is based on our discoveries of previously unknown links between PDE7 and any addiction or compulsive disorder, and between PDE7 and any movement disorder. In April 2023, we were awarded a grant from the National Institute on Drug Abuse (“NIDA”), part of the National Institutes of Health, to develop our lead orally administered PDE7 inhibitor compound, for which we have successfully completed a Phase 1 study, for the treatment of cocaine use disorder. With NIDA funding, we successfully completed preclinical cocaine interaction/toxicology studies to assess safety of the OMS527 compound when co-administered with cocaine. FDA subsequently requested additional nonclinical information prior to initiating the clinical in-patient study. Following a meeting with FDA to discuss that request, we are working with FDA to streamline the path to initiate the in-patient clinical trial, which which is targeted for initiation by year-end 2026.

Preclinical Program - OncotoX-AML

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

In February 2026, we announced the successful completion of our initial study in nonhuman primates evaluating the efficacy and safety of OncotoX-AML. Administration of only one course of OncotoX-AML treatment to immunocompetent primates demonstrated the desired pharmacologic response, specifically marked, selective, reversible, and dose-related reduction in myeloid progenitor cells — the cells that can mutate and lead to AML — by up to 99%. OncotoX-AML was well tolerated, without causing broader or lasting hematologic changes while preserving hematopoietic stem cells. There were no observed safety signals or meaningful changes in blood chemistry values often seen with current AML treatments.

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

Preclinical Program - T-CAT

We are also advancing our targeted complement activating therapy (“T-CAT”) platform: a new class of recombinant antibodies intended for broad action against pathogens, including bacteria, fungi, viruses, and parasites. T-CAT is designed to harness complement activation to kill pathogens directly, which represents a novel approach to infectious disease treatment.

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

Debt Financing Transactions

Exchange of 2026 Notes for 2029 Notes

On May 14, 2025, we completed the exchange (the “Convertible Note Exchange”) of $70.8 million of our 5.25% convertible senior notes (the “2026 Notes”) on a one-for-one basis for newly issued convertible senior notes maturing on June 15, 2029 (the “2029 Notes”). The Convertible Note Exchange was conducted with a limited number of holders of the 2026 Notes pursuant to exchange agreements dated as of May 12, 2025. The 2029 Notes are convertible at the option of the holders into shares of common stock, cash or a combination thereof, as elected by the Company, at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. Holders who convert their 2029 Notes prior to June 1, 2029 (except for any conversion in connection with a make-whole fundamental change) are entitled to an interest make-whole payment equal to the sum of the remaining scheduled payments of interest that would have been made had the 2029 Notes remained outstanding from their conversion date through the earlier of (i) the date that is 18 months following their conversion date, and (ii) June 15, 2029, the maturity date. The initial conversion rate for the 2029 Notes is equivalent to an initial conversion price of approximately $6.18 per share of our common stock. The conversion rate is subject to adjustment in certain circumstances.

The 2029 Notes include both a derivative for the interest make-whole feature and a derivative for the conversion feature available to holders allowing them to convert their notes to common stock, cash or a combination thereof. At each reporting date, we remeasure the embedded derivative instruments to fair market value. Increases or decreases in our stock price may materially affect the fair value of the derivative. The remeasurement of the derivative is presented in our condensed consolidated statement of operations and comprehensive income (loss). At contract inception, we recorded a net $23.0 million embedded derivative as a component of our 2029 Notes. See “Note 6 — Debt — 2029 Notes — Embedded Derivative” in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Repayment of Debt

On November 25, 2025, concurrent with the closing of the sale and licensing of zaltenibart to Novo Nordisk under the APLA, we were required under that certain Credit and Guarantee Agreement, dated June 3, 2024 (the “Credit Agreement”) to repay in full the $67.1 million principal balance outstanding (the “Term Loan”) along with a 5% prepayment premium. Repayment of our obligations under the Credit Agreement resulted in the release in full of all liens and covenants thereunder.

On February 17, 2026, we repaid the remaining $17.1 million aggregate principal balance outstanding on our 2026 Notes in full upon maturity.

Equity Financing Transactions

At the Market Sales Agreement

We have an “at the market” (“ATM”) facility agreement under which we have the capability to sell shares of our common stock from time to time, through an ATM equity offering program. On November 14, 2025, the Company filed a shelf registration statement and prospectus supplement renewing the ATM program for an aggregate offering price up to $150.0 million. We did not sell any shares under the ATM program during the three months ended March 31, 2026.

Share Repurchase Programs

On November 29, 2025, the Board of Directors approved a share repurchase program under which we are permitted to repurchase from time to time up to $100.0 million of our common stock in the open market or through privately negotiated transactions. During the three months ended March 31, 2026, we repurchased and retired 0.4 million shares of common stock pursuant to our share repurchase program, at an average cost of $11.70 per share, for an aggregate purchase price of $4.2 million.

Financial Summary

As of March 31, 2026, we had cash, cash equivalents and short-term investments of $135.3 million. For the three months ended March 31, 2026, our cash used in operations was $14.5 million.

See “Note 1 — Organization and Basis of Presentation, Liquidity and Capital Resources” in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Results of Operations

Product Sales, Net

Distribution and sales of our only commercial product, YARTEMLEA, commenced in January 2026. Product sales, net for the three months ended March 31, 2026 were $9.9 million, compared to no product revenue for the same period in the prior year. Revenue in the current period reflects initial sales of YARTEMLEA to wholesalers in the U.S.

As this represents the first period of commercial sales, period-over-period comparisons are limited, and revenue mayfluctuate in future periods as we continue to expand patient access and physician adoption.

Product sales, net were as follows:

	Three Months Ended
	March 31,
	2026	2025
	(In thousands)
Product sales, net	$9,893	$—

Gross-to-Net Deductions

We record YARTEMLEA product sales net of estimated chargebacks and distribution fees, or gross-to-net deductions. Gross-to-net deductions are estimates based on contractual terms and expected utilization and require some judgment. For the three months ended March 31, 2026, no chargebacks were recorded related to Medicaid claims. As this represents the initial period of commercial sales, these estimates are preliminary and subject to change as additional information becomes available. A summary of our gross-to-net related accruals for the three months ended March 31, 2026 is as follows:

	Chargebacks	Distribution Fees	Total
	(In Thousands)
Provisions	$890	$332	$1,222
Payments	(595)	—	(595)
Balance as of March 31, 2026	$295	$332	$627

Chargebacks

We record a provision for estimated chargebacks when YARTEMLEA product sales are recognized and reduce the accrual as payments are made or credits are granted. Chargebacks represent the difference between the price we charge wholesalers and the contracted or statutorily required prices available to eligible purchasers under government programs, including our federal supply schedule agreement, and are estimated based on known pricing terms and expected utilization.

Distribution Fees

We pay our wholesalers a distribution fee for services they perform for us based on the dollar value of their purchases of YARTEMLEA. We record a provision for these charges as a reduction to revenue at the time of sale to the wholesaler and make payments to our wholesalers based on contractual terms.

Cost of Product Sales

Cost of product sales is as follows:

	Three Months Ended
	March 31,
	2026	2025
	(In thousands)
Cost of product sales	$587	$—

Cost of product sold for the period was low, primarily reflecting the sale of inventory manufactured prior to regulatory approval, for which the associated manufacturing costs were expensed as research and development in prior periods. Accordingly, this inventory carries a low or no cost basis, resulting in lower cost of product sold and higher gross margin during the initial commercialization period.

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

The following table illustrates our expenses associated with these activities:

	Three Months Ended
	March 31,
	2026	2025
	(In thousands)
Research and development expenses:
Direct external expenses:
Clinical research and development:
MASP-2 program - OMS721 (narsoplimab)	$2,577	$2,631
MASP-3 program - OMS906 (zaltenibart)	40	7,030
MASP-2 program - OMS1029 and other	197	364
Total clinical research and development	2,814	10,025
Preclinical research and development	1,116	1,383
Total direct external expenses	3,930	11,408
Internal overhead and other expenses	8,627	11,402
Stock-based compensation expenses	801	1,036
Total research and development expenses	$13,358	$23,846

For the three months ended March 31, 2026, clinical research and development expenses decreased $7.2 million as compared to the prior year period as a result of reduced expenditures on OMS906 due to the sale of zaltenibart to Novo Nordisk. Internal overhead and other expenses decreased $2.8 million as compared to the prior year period primarily due to Novo Nordisk reimbursing the Company for hours worked under the Transition Services Agreement and decreased employee compensation costs.

We expect research and development expenses in the second quarter of 2026 to be higher than in the first quarter of this year, driven primarily by increased investment in our YARTEMLEA and broader lectin pathway inhibitor programs as well as in our OncotoX-AML program, including costs associated with manufacturing and related activities, clinical development efforts, and regulatory support for our YARTEMLEA MAA in Europe.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses are as follows:

	Three Months Ended
	March 31,
	2026	2025
	(In thousands)
Selling, general and administrative expenses:
Selling, general and administrative expenses, excluding stock-based compensation expense	$12,281	$9,706
Stock-based compensation expense	1,088	1,417
Total selling, general and administrative expenses	$13,369	$11,123

Total selling, general and administrative expenses, excluding stock-based compensation, increased $2.6 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to the build-out of our U.S. commercial organization, including the hiring of a sales force and increased marketing and market access activities in support of the YARTEMLEA launch.

The $0.3 million decrease in stock-based compensation for the three months ended March 31, 2026 compared to the same period in the prior year is due to the valuation and timing of the vesting of employee stock options.

We expect selling, general and administrative expenses in the second quarter of 2026 to be higher than in the first quarter of 2026, driven primarily by increased selling and marketing activities associated with YARTEMLEA.

Interest Expense

Interest expense, net of premiums, discounts, issuance costs and remeasurement adjustments is shown below:

	Three Months Ended
	March 31,
	2026	2025
	(In thousands)
OMIDRIA royalty obligation
Pass through interest remitted to administrative agent	$4,014	$5,217
Non-cash remeasurement adjustment	(1,410)	(3,372)
Interest expense, net of remeasurement on OMIDRIA royalty obligation	2,604	1,845

2029 Notes
Contractual interest expense	1,681	—
Amortization of debt discount and issuance costs	1,445	—
Interest expense on 2029 Notes	3,126	—

2026 Notes
Contractual interest expense	112	1,284
Amortization of debt discount and issuance costs	14	148
Interest expense on 2026 Notes	126	1,432

Term Loan
Contractual interest expense	—	2,233
Amortization of debt premium and issuance costs	—	(1,908)
Interest expense on Term Loan	—	325

Finance leases and other	38	52

Total interest expense, net of remeasurement and other	$5,894	$3,654

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

For the three months ended March 31, 2026, interest expense increased $2.2 million compared to the same period in 2025. The increase primarily relates to incurring a full quarter of interest on our 2029 Notes, which were not yet issued in the same period in the prior year, and to a lesser extent a non-cash remeasurement of our OMIDRIA royalty obligation. These increases are partiallyoffset by decreases in interest related to the remainder of our 2026 Notes, which were repaid in February 2026, and the Term Loan, which was repaid in November 2025.

For further information see “Note 6 — Debt” and “Note 8 – OMIDRIA Royalty Obligation” in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

We expect interest expense for the second quarter of 2026 to be higher than in the first quarter of 2026, assuming no remeasurement adjustment to the OMIDRIA contract royalty obligation.

Interest and Other Income

	Three Months Ended
	March 31,
	2026	2025
	(In thousands)
Interest and other income	$1,475	$1,123

Interest and other income increased $0.4 million for the three months ended March 31, 2026 as compared to the same period in 2025 primarily due to the receipt of $0.7 million of additional investment income as a result of holding higher average cash and investment balances than in the prior year period, partiallyoffset by decreased sublease income of $0.3 million for laboratory space.

We expect interest and other income for the second quarter of 2026 to be higher than in the first quarter of 2026.

Net Gain (Loss) on Change in Fair Value of Financial Instruments

	Three Months Ended
	March 31,
	2026	2025
	(In thousands)
Net gain (loss) on change in fair value of financial instruments	$73,146	$(65)

Our embedded derivatives comprise call and put options related to our 2029 Notes and Term Loan. As of March 31, 2026, the $73.1 million net gain on the embedded derivatives reflects marking to market the option of the holders of the 2029 Notes to convert their notes into shares of common stock, cash or a combination thereof. As of March 31, 2026, we no longer have the derivative on our Term Loan as it was repaid on November 25, 2025.

Swings in our stock price could significantly affect the valuation of the 2029 Note conversion derivative. In addition, a decrease in interest rates could increase the valuation of the derivative.

Income tax expense

	Three Months Ended
	March 31,
	2026	2025
	(In thousands)
Income tax expense	$(57)	$—

Income tax expense reflects income tax payments to state jurisdictions.

Discontinued operations and the OMIDRIA contract royalty asset

Net income from OMIDRIA discontinued operations, net of tax is shown below:

	Three Months Ended
	March 31,
	2026	2025
	(In thousands)
Interest earned on OMIDRIA contract royalty asset	$3,132	$3,954
Remeasurement adjustments	1,619	166
Other income (loss), net	51	(15)
Ex-U.S. royalties	6	—
Income before income tax	4,808	4,105
Income tax benefit	3	—
Net income from discontinued operations, net of tax	$4,811	$4,105

Net income from discontinued operations increased $0.7 million for the three months ended March 31, 2026, primarily due to remeasurement of the OMIDRIA contract royalty asset in the prior year.

The following schedule presents a roll-forward of the OMIDRIA contract royalty asset (in thousands):

OMIDRIA contract royalty asset at December 31, 2025	$121,786
Royalties earned	(7,343)
Interest earned on OMIDRIA contract royalty asset	3,132
Remeasurement adjustments	1,619
OMIDRIA contract royalty asset at March 31, 2026	$119,194

Financial Condition – Liquidity and Capital Resources

As of March 31, 2026, we had cash, cash equivalents, and short-term investments of $135.3 million. For the three months ended March 31, 2026, our cash used in operations was $14.5 million.

On February 17, 2026, we repaid at maturity the remaining $17.1 million outstanding aggregate principal amount of our 2026 Notes. Omeros expects that it will be able to fund more than 12 months of operations from the date the financial statements are issued, utilizing our current cash, cash equivalents, and short-term investments, along with funds we expect to receive from commercial sales of YARTEMLEA.

Should it be necessary or determined to be strategically advantageous, we also could pursue public and private offerings of our equity securities, debt transactions or restructurings, future royalty sales, or other strategic transactions, which may include licensing or selling a portion or all of one or more of our existing technologies. In addition, we have an ATM facility agreement under which we have the capability to sell shares of our common stock, from time to time, in an ATM equity offering through which we may offer and sell shares of our common stock equaling an aggregate amount of up to $150.0 million.

Cash Flow Data

	Three Months Ended
	March 31,
	2026	2025
	(In thousands)
Selected cash flow data
Cash provided by (used in):
Operating activities	$(14,506)	$(35,841)
Investing activities	$28,734	$38,541
Financing activities	$(21,982)	$(1,839)

Operating Activities. Net cash used in operating activities for the three months ended March 31, 2026 decreased $21.3 million as compared to the same period in 2025, driven primarily by a $89.5 million change in net income from a net loss in the prior year period, partiallyoffset by a $73.1 million non-cash remeasurement of our 2029 Notes embedded derivative. Other changes related to a $4.1 million reduction in accounts payable and accrued expenses.

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

Net cash provided by investing activities during the three months ended March 31, 2026 decreased $9.8 million, reflecting the timing of purchase of investments from proceeds received on maturities and sales.

Financing Activities. Net cash used in financing activities for the three months ended March 31, 2026 increased $20.1 million compared to the same period in the prior year primarily due to the repayment of $17.1 million in aggregate principal amount of our 2026 Notes at maturity in February 2026 and the repurchase of $4.2 million of our common stock under our share repurchase program during the three months ended March 31, 2026.

Contractual Obligations and Commitments

Our future minimum contractual commitments and obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2025. Other than the following, our future minimum contractual obligations and commitments have not changed materially from the amounts previously reported. See “Note 10 — Commitments and Contingencies” in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Operating Leases

Our lease for our office and laboratory space ends in November 2027. We have two options to extend the lease term, each by five years. In addition, we carry various finance lease obligations for laboratory and office equipment. As of March 31, 2026, the remaining aggregate non-cancelable rent payable under the initial term of the lease, excluding common area maintenance and related operating expenses, is $11.1 million.

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience, current conditions and other factors we believe to be reasonable under the circumstances; however, actual results could differ materially from those estimates. We consider an accounting policy to be critical if it requires significant judgment and has a material impact on our financial condition and results of operations.

Revenue Recognition

We recognize revenue from product sales when title of the product is transferred to our customers, which generally occurs upon delivery to wholesalers. At that point, our performance obligations are satisfied. Activities performed by wholesalers after delivery are not considered separate performance obligations.

We generally record revenue from product sales when the product is delivered to our wholesalers and title for the product is transferred, upon which we have satisfied our performance obligations. Fulfillment activities by the wholesalers are not considered to be a separate performance obligation. Product revenue is recorded net of variable consideration, including wholesaler distribution fees, chargebacks, returns and discounts. We estimate variable consideration using the expected value approach. This estimate is based on several factors, including: historical return rates, expiration date by product, estimated levels of inventory in the wholesale channel. Since there is often a timing lag between the product sale and the settlement of accruals relating to these programs, our net product revenue may incorporate revisions of accruals for several periods. We include such estimates in the transaction price only to the extent that it is probable that a significant reversal of revenue will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

Chargebacks represent discounts provided to eligible covered entities under government programs, including the 340B Drug Pricing Program and the Medicaid Drug Rebate Program. In addition, we are subject to pricing obligations under our Federal Supply Schedule agreement with the U.S. government (the “FSS Agreement”), which establishes maximum prices for sales to certain federal agencies and may give rise to additional discounts and rebates. Chargebacks are recorded as a reduction of gross product revenue at the time of sale. Reserves for chargebacks are generally recorded as reductions of accounts receivable, while reserves for Medicaid rebates and patient co-pay assistance, if applicable, are recorded as accrued liabilities.

We also maintain programs that may give rise to similar deductions, including patient co-pay assistance programs. For the three months ended March 31, 2026, chargebacks were primarily attributable to discounts under the 340B Drug Pricing Program, and no material reductions to gross product revenue were recorded for other programs. We will continue to evaluate utilization of these programs and recognize the related reductions to revenue in the period in which they occur.

For further details of our other Critical Accounting Policies, see “Note 2 — Significant Accounting Policies” in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 31, 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily confined to our investment securities, debt instruments and embedded derivatives.

Cash, Cash Equivalents, and Short-Term Investments

Our exposure to market risk is primarily confined to our investment securities. The primary objective of our investment activities is to preserve our capital to fund operations, and we do not enter into financial instruments for trading or speculative purposes. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in high-credit-quality securities. As of March 31, 2026, we had cash, cash equivalents and short-term investments of $135.3 million. In accordance with our investment policy, we invest funds in highly liquid, investment-grade securities. The money market funds in our investment portfolio are not leveraged and are classified as available-for-sale. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative effect on the realized value of our investment portfolio. We actively monitor changes in interest rates and, with our current portfolio of short-term investments, we are not exposed to significant potential loss due to changes in interest rates.

Convertible Notes, Term Debt, and Embedded Derivatives

As of March 31, 2026, we had fixed-rate borrowings from our 2029 Notes, and as of December 31, 2025, we had fixed-rate borrowings from our 2026 Notes and 2029 Notes. We record all our fixed-rate borrowings at carrying value and, therefore, do not experience any risk for changes in interest rates. However, we include an embedded derivative along with our debt in our reporting of our 2029 Notes. The derivative on our 2029 Notes is marked to fair value every reporting period. The fair value inputs to the 2029 Notes’ derivative valuation include stock price, unsecuritized discount rate, risk-free rate, volatility, and term. Swings in our stock price could significantly affect the valuation of the 2029 Note conversion derivative. In addition, a decrease in interest rates could increase the valuation of the derivative. As of March 31, 2026, a 20% decrease or increase in our stock price would result in an approximate $23.8 million change in the fair value of the 2029 Notes embedded derivative within the range of $60.2 million to $107.0 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2026. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 1A. RISK FACTORS

We operate in an environment that involves a number of risks and uncertainties. Before making an investment decision you should carefully consider the risks described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 31, 2026. In assessing the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025, you should also refer to the other information included therein and in this Quarterly Report on Form 10-Q, including the supplemental risk factor below. In addition, we may be adversely affected by risks that we currently deem to be immaterial or by other risks that are not currently known to us. Due to these risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. The trading price of our common stock could decline due to any of these risks and you may lose all or part of your investment.

Our share repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

In November 2025, our board of directors authorized a share repurchase program to repurchase, from time to time, up to $100.0 million of our common stock in the open market or through privately negotiated transactions. The share repurchase program does not have a fixed expiration date, may be suspended or discontinued at any time, and does not obligate us to acquire any amount of our common stock. The timing, manner, price, and amount of any repurchases may be determined by us at our discretion and will depend on a variety of factors, including business, economic and market conditions, prevailing stock prices, corporate and regulatory requirements, and other considerations. As of May 11, 2026, approximately $95.9 million remained available to repurchase our outstanding shares of common stock under the share repurchase program.

Repurchases pursuant to our share repurchase program could affect our stock price and increase its volatility. The existence of a share repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. There can be no assurance that any repurchases will enhance shareholder value because the market price of our common stock may decline below the levels at which we repurchased our common stock. Although our share repurchase program is intended to enhance long-term shareholder value, short-term stock price fluctuations could reduce the share repurchase program’s effectiveness.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding our repurchases of our common stock during the quarter ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)

01/01/2026-01/31/2026	254,471	$11.83	254,471	$96,990
02/01/2026-02/28/2026	44,157	11.39	44,157	96,488
03/01/2026-03/31/2026	55,843	11.34	55,843	95,854
Total	354,471	$11.70	354,471

(1)	Average price paid per share excludes commissions and excise tax.
(2)	On November 29, 2025, the Board of Directors approved an indefinite term share repurchase program under which we are permitted to repurchase from time to time up to $100.0 million of our common stock in the open market or through privately negotiated transactions. Since the inception of the program, we have repurchased and retired approximately 0.4 million shares at an average share price of $11.70 per share. As of May 11, 2026, approximately $95.9 million remained available for repurchase of our outstanding shares of common stock under the share repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)   None.

(b)   None.

(c)   Our directors and Section 16 reporting officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”). On February 10, 2026, David J. Borges, our Vice President, Finance, Chief Accounting Officer and Treasurer, adopted a 10b5-1 Plan providing for the potential exercise of vested stock options and the associated sale of up to 50,000 shares of our common stock under certain conditions. Mr. Borges’ 10b5-1 Plan will remain in effect until the earliest of (i) December 1, 2026, (ii) the date of which all of the shares of common stock covered by the 10b5-1 Plan have been sold, and (iii) such time as Mr. Borges’ 10b5-1 Plan is otherwise terminated or expires according to its terms.

        During the three months ended March 31, 2026, none of our directors and no other Section 16 reporting officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

OMEROS CORPORATION

Dated: May 13, 2026	/s/ Gregory A. Demopulos
Gregory A. Demopulos, M.D.
President, Chief Executive Officer and Chairman of the Board of Directors

Dated: May 13, 2026	/s/ David J. Borges
David J. Borges
Vice President, Finance, Chief Accounting Officer and Treasurer