Form 10-Q
period 2026-06-30
OMEROS CORP
filed 2026-08-12
CIK 1285819

F41

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 7, 2026, the number of outstanding shares of the registrant’s common stock, par value $0.01 per share, was 72,388,316.

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

●     our expectations regarding anticipated or potential paths to regulatory approval of YARTEMLEA by the European Medicines Agency (“EMA”), including the outcome of any reexamination of our marketing authorization application (“MAA”) for narsoplimab in hematopoietic stem cell transplant-associated thrombotic microangiopathy (“TA-TMA”), and whether the EMA or any other regulatory authority will ultimately grant approval for narsoplimab in TA-TMA or in any other indication;

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

●     our ability to consummate licensing, partnering or other transactions and the benefits, including potential milestone payments, if any, that we may receive under agreements to which we are currently a party or from any such future transactions;

●     Our expectations with respect to share and debt repurchase activities; and

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

OMEROS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED June 30, 2026

INDEX

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMEROS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$1,988	$9,660
Short-term investments	129,965	162,144
OMIDRIA contract royalty asset	25,603	25,351
Receivables	21,301	10,917
Inventory	842	—
Prepaid expense and other assets	5,541	7,595
Total current assets	185,240	215,667
OMIDRIA contract royalty asset, non-current	90,875	96,435
Right of use assets	8,284	10,708
Property and equipment, net	1,380	1,768
Restricted investments	1,054	1,054
Total assets	$286,833	$325,632

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$6,341	$4,764
Accrued expenses	29,269	29,388
OMIDRIA royalty obligation	21,511	20,547
2029 Notes repurchase obligation, net	31,259	—
2026 Notes, net	—	17,063
Lease liabilities	6,583	6,300
Total current liabilities	94,963	78,062
OMIDRIA royalty obligation, non-current	136,370	147,319
2029 Notes, non-current, net	42,032	51,364
2029 Notes embedded derivative, non-current	55,216	157,171
Lease liabilities, non-current	3,899	7,245
Other accrued liabilities, non-current	5,702	5,702
Commitments and contingencies (Note 10)
Shareholders’ deficit:
Preferred stock, par value $0.01 per share, 20,000,000 shares authorized; none issued and outstanding at June 30, 2026 and December 31, 2025.	—	—
Common stock, par value $0.01 per share, 150,000,000 shares authorized at June 30, 2026 and December 31, 2025; 72,087,984 and 71,670,791 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively.	721	716
Additional paid-in capital	792,333	791,748
Accumulated deficit	(844,403)	(913,695)
Total shareholders’ deficit	(51,349)	(121,231)
Total liabilities and shareholders’ deficit	$286,833	$325,632

See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Product sales, net	$28,529	$—	$38,422	$—

Costs and expenses:
Cost of product sales	798	—	1,385	—
Research and development	13,798	22,009	27,156	45,855
Selling, general and administrative	13,859	10,345	27,228	21,468
Total costs and expenses	28,455	32,354	55,769	67,323
Income (loss) from operations	74	(32,354)	(17,347)	(67,323)
Interest and other income	4,626	1,241	6,101	2,363
Interest expense, net of remeasurement adjustments and other	(7,585)	(15)	(13,479)	(3,669)
Net gain on change in fair value of financial instruments	11,447	8,207	84,593	8,142
Loss on early extinguishment of 2029 Notes	(1,896)	—	(1,896)	—
Loss on early extinguishment of 2026 Notes	—	(2,968)	—	(2,968)
Income (loss) from continuing operations before income tax expense	6,666	(25,889)	57,972	(63,455)
Income tax expense	(29)	—	(86)	—
Net income (loss) from continuing operations	6,637	(25,889)	57,886	(63,455)
Net income from discontinued operations, net of tax	6,595	465	11,406	4,571
Net income (loss)	$13,232	$(25,424)	$69,292	$(58,884)

Basic net income (loss) per share:
Net income (loss) from continuing operations	$0.09	$(0.44)	$0.80	$(1.09)
Net income from discontinued operations	0.09	0.01	0.16	0.08
Net income (loss)	$0.18	$(0.43)	$0.96	$(1.01)

Diluted net income (loss) per share:
Net income (loss) from continuing operations	$0.08	$(0.44)	$0.64	$(1.09)
Net income from discontinued operations	0.07	0.01	0.13	0.08
Net income (loss)	$0.15	$(0.43)	$0.77	$(1.01)

Weighted-average shares used in per share computation:
Basic	72,131,526	58,585,083	72,025,096	58,323,586
Diluted	89,625,663	58,585,083	89,881,452	58,323,586

See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2026	71,670,791	$716	$791,748	$(913,695)	$(121,231)
Issuance of common stock upon exercise of stock options	1,039,990	10	8,198	—	8,208
Repurchases of common stock	(354,471)	(3)	(4,149)	—	(4,152)
Net share settlement of equity awards	(357,678)	(3)	(4,105)	—	(4,108)
Stock-based compensation expense	—	—	1,889	—	1,889
Net income	—	—	—	56,060	56,060
Balance at March 31, 2026	71,998,632	720	793,581	(857,635)	(63,334)
Issuance of common stock upon exercise of stock options	578,068	6	2,852	—	2,858
Repurchases of common stock	(488,716)	(5)	(5,721)	—	(5,726)
Stock-based compensation expense	—	—	1,621	—	1,621
Net income	—	—	—	13,232	13,232
Balance at June 30, 2026	72,087,984	$721	$792,333	$(844,403)	$(51,349)

Balance at January 1, 2025	58,044,465	$580	$727,156	$(910,345)	$(182,609)
Issuance of common stock upon exercise of stock options	19,436	—	63	—	63
Stock-based compensation expense	—	—	2,453	—	2,453
Net loss	—	—	—	(33,460)	(33,460)
Balance at March 31, 2025	58,063,901	580	729,672	(943,805)	(213,553)
Issuance of common stock upon exercise of stock options	7,266	—	25	—	25
Issuance of common stock - at-the-market equity offering facility, net	1,411,845	13	6,274	—	6,287
Issuance of common stock - 2026 Notes equitization	539,320	6	1,909	—	1,915
Stock-based compensation expense	—	—	2,065	—	2,065
Net loss	—	—	—	(25,424)	(25,424)
Balance at June 30, 2025	60,022,332	$599	$739,945	$(969,229)	$(228,685)

See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net income (loss)	$69,292	$(58,884)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	3,510	4,518
Amortization of discount and issuance costs on 2026 Notes and 2029 Notes	2,897	988
Loss on early extinguishment of 2029 Notes	1,896	—
Depreciation and amortization	432	489
Loss on early extinguishment of 2026 Notes	—	2,968
Remeasurement on fair value of financial instruments	(84,593)	(8,142)
Non-cash interest on OMIDRIA contract royalty asset	(6,195)	(7,839)
Remeasurement of OMIDRIA contract royalty asset	(5,191)	2,981
Non-cash interest remeasurement on OMIDRIA royalty obligation	(853)	(11,878)
Amortization of premium and issuance costs on term debt	—	(3,214)
Changes in operating assets and liabilities:
OMIDRIA contract royalty asset	16,694	15,251
Prepaid expenses and other	1,737	315
Receivables	(10,384)	1,463
Inventory	(842)	—
Accounts payable and accrued expense	1,243	3,205
Net cash used in operating activities	(10,357)	(57,779)
Investing activities:
Proceeds from the sale and maturities of investments	43,650	61,000
Purchases of investments	(11,471)	(1,108)
Purchases of property and equipment	(45)	(54)
Net cash provided by investing activities	32,134	59,838
Financing activities:
Exercise of stock options	11,066	88
Repayment of 2026 Notes	(17,077)	—
Principal payments on OMIDRIA royalty obligation	(9,132)	(6,701)
Repurchases of common stock	(9,878)	—
Net share settlement of equity awards	(4,108)	—
Payments on finance lease obligations	(320)	(392)
Proceeds from issuance of common stock from the ATM facility, net	—	6,287
Payment of debt issuance costs related to 2029 Notes	—	(2,837)
Net cash used in financing activities	(29,449)	(3,555)
Net increase (decrease) in cash and cash equivalents	(7,672)	(1,496)
Cash and cash equivalents at beginning of period	9,660	3,400
Cash and cash equivalents at end of period	$1,988	$1,904

Supplemental cash flow information
Cash paid for interest	$11,492	$18,697
Cash paid for income taxes, net	$501	$182
Exchange of 2026 Notes for 2029 Notes	$—	$70,785
Exchange of 2026 Notes for share-settled liability	$—	$8,085
Exchange of 2026 Notes for common stock	$—	$1,915

See accompanying Notes to Condensed Consolidated Financial Statements

OMEROS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Organization and Basis of Presentation

General

Omeros Corporation (“Omeros,” the “Company” or “we”) is an innovative, commercial-stage biotechnology company that discovers and develops first-in-class protein and small-molecule therapeutics for large-market and orphan indications. Our drug product YARTEMLEA® (narsoplimab-wuug) is commercially available in the U.S. for the treatment of hematopoietic stem cell transplant-associated thrombotic microangiopathy (“TA-TMA”) in adult and pediatric patients two years of age and older. Our diverse pipeline of development programs is focused on the treatment of complement-mediated diseases, cancers, and addictive or compulsive disorders.

Our clinical-stage development programs include: narsoplimab, our antibody targeting mannan-binding lectin-associated serine protease 2 (“MASP-2”), the effector enzyme of the lectin pathway of complement; OMS1029, our long-acting antibody targeting MASP-2; and OMS527, our phosphodiesterase 7 (“PDE7”) inhibitor program. On November 25, 2025, we completed a transaction under an Asset Purchase and License Agreement (“APLA”) with Novo Nordisk Health Care AG (“Novo Nordisk”) pursuant to which Novo Nordisk received exclusive global rights in all indications to develop and commercialize zaltenibart (formerly OMS906) and certain related compounds and products. Zaltenibart is a first-in-class, late-stage human monoclonal antibody targeting mannan-binding lectin-associated serine protease-3 (“MASP-3”), the most upstream and key activator of the alternative pathway of complement.

FDA Approval of YARTEMLEA®

On December 23, 2025, FDA approved YARTEMLEA® (narsoplimab-wuug) for the treatment of TA-TMA. TA-TMA is a severe and often-fatal complication of hematopoietic stem cell transplantation in adults and children, driven by systemic endothelial injury triggered by conditioning regimens, immunosuppressants, infection, graft-versus-host disease, and other transplant-related factors. Activation of the lectin pathway of complement plays a central role in disease pathogenesis. YARTEMLEA selectively inhibits MASP-2, blocking pathway activation while preserving classical and alternative complement pathway functions important for host defense. In TA-TMA, MASP-2 inhibition prevents lectin pathway-mediated cellular injury, including endothelial damage in small blood vessels, and thrombus formation.

YARTEMLEA is the first and only approved inhibitor of the lectin pathway of complement. YARTEMLEA is approved for the treatment of TA-TMA in adults and in children two years of age and older.

Commercial distribution and sales of YARTEMLEA commenced in January 2026.

In June 2026, the Committee for Medicinal Products for Human Use (“CHMP”) of the European Medicines Agency (“EMA”) adopted a negative opinion on our marketing authorization application (“MAA”) for narsoplimab in TA-TMA. We believe the clinical evidence supports approval and have requested re-examination. As part of that procedure, an Ad Hoc Expert Group, expected to comprise external scientific and clinical experts in hematology and stem cell transplantation, will review the evidence and address questions central to CHMP’s assessment. If the MAA is ultimately approved, it would authorize the product to be marketed in all European Union (“EU”) member states and European Economic Area countries, although there can be no guarantee that the re-examination will result in a reversal of CHMP’s negative opinion or the ultimate approval of the MAA. The European Commission has granted narsoplimab designation as an orphan medicinal product for treatment in hematopoietic stem cell transplantation. For potential commercialization of YARTEMLEA outside the U.S., including Europe, we are evaluating potential partnerships, including broad ex-U.S. and regional collaborations.

Sale of Zaltenibart

On November 25, 2025, we completed a transaction (the “Transaction”) pursuant to the APLA between Omeros and Novo Nordisk, dated October 10, 2025, in which Novo Nordisk received exclusive global rights in all indications to develop and commercialize zaltenibart (formerly OMS906), and certain related compounds and products. Zaltenibart is a first-in-class, late-stage clinical humanized monoclonal antibody targeting MASP-3, the most upstream and key activator of the alternative pathway of the complement system. Zaltenibart has shown multiple potential advantages over other alternative pathway inhibitors in development and on the market.

At the closing of the Transaction, we received an upfront cash payment of $240.0 million. In addition, we are eligible to receive (i) up to $510.0 million in one-time milestone payments upon the first achievement by Novo Nordisk or its affiliates or sublicensees of each of the development and approval milestone events as set forth in the APLA, including $100.0 million in aggregate one-time milestone payments that we expect to be achievable in the near term, and (ii) up to $1.3 billion in one-time milestone payments upon the first achievement by Novo Nordisk or its affiliates or sublicensees of certain sales-based milestone events as set forth in the APLA. We are also eligible under the APLA to receive tiered royalties on annual net sales of products at percentage rates ranging from high single digit to high teens, subject to reduction in certain circumstances, as set forth in the APLA. In total, we have received and are eligible to receive up to $2.1 billion in potential development and commercial milestones, plus tiered royalties on net sales.

Pursuant to the APLA, we sold and transferred, and Novo Nordisk purchased, zaltenibart and certain related assets, and the parties agreed to grant and receive certain intellectual property licenses to facilitate the continued development and commercialization activities of both companies. We retain rights to our entire MASP-3 small-molecule program, including the ability to develop and commercialize small-molecule MASP-3 inhibitors, across a range of therapeutic areas, including, but not limited to, ophthalmology, neurology, gastrointestinal disorders, dermatology, musculoskeletal diseases and oncology. We also retain rights to our “grandfathered” MASP-3 antibodies, with temporal and indication restrictions on commercialization and for use in advancing our small-molecule therapeutics.

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

Other Development Programs

Our lectin pathway program also includes OMS1029, our long-acting antibody targeting MASP-2. We have completed Phase 1 clinical trials evaluating both single-ascending and multiple ascending doses of OMS1029. Results of these studies support once-quarterly dosing administered either intravenously or subcutaneously. OMS1029 has been well tolerated to date with no safety concerns identified. As we assess new potential indications for YARTEMLEA, we are finalizing the initial indication in which to evaluate OMS1029 in a Phase 2 clinical program. In addition, we have selected a development candidate for our MASP-2 small molecule program, which is advancing to Investigational New Drug (“IND”)-enabling studies targeting once-daily oral administration.

Our PDE7 inhibitor program, which we refer to as OMS527, comprises multiple PDE7 inhibitor compounds and is based on our discoveries of previously unknown links between PDE7 and any addiction or compulsive disorder, and between PDE7 and any movement disorder. In April 2023, we were awarded a grant from the National Institute on Drug Abuse (“NIDA”) to develop an orally administered PDE7 inhibitor compound for the treatment of cocaine use disorder. NIDA awarded the grant to us for a total of $6.24 million over three years, of which we have claimed and received $2.3 million of funding to date. FDA subsequently requested additional nonclinical information prior to initiating the clinical in-patient trial. We are commencing the nonclinical study, and we expect to be able to start enrollment in the in-patient clinical trial by year-end 2026.

We also have various programs in preclinical research and development. We continue to progress preclinical studies within our novel oncology program, which is focused on developing novel, proprietary large molecule therapeutics designed to selectively target and kill dividing cancer cells. We have completed selection of a drug development candidate, and IND-enabling studies are underway for this program, which we refer to as OncotoX-AML. We have partnered with a leading contract manufacturing organization for manufacturing process development and clinical supply. Acute myeloid leukemia (“AML”), an aggressive and highly fatal bone marrow and blood cancer, is the lead indication for development. We expect to initiate a Phase 1b clinical trial in late 2027.

We are also advancing our targeted complement activating therapy (“T-CAT”) platform: a new class of recombinant antibodies intended for broad action against pathogens, including bacteria, fungi, viruses, and parasites. T-CAT is designed to harness complement activation to kill pathogens directly, which represents a novel approach to infectious disease treatment. Our T-CAT antibodies are expected to treat drug-resistant organisms without enhancing drug resistance. Our initial focus is on developing T-CAT antibodies against infections caused by multidrug-resistant organisms.

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

Note 2—Significant Accounting Policies

Segment Reporting

We operate in one business segment focusing on the research, discovery, development and commercialization of small-molecule and protein therapeutics targeting immunologic diseases, including complement-mediated diseases and cancers related to dysfunction of the immune system, as well as addictive and compulsive disorders. The Company defines its operating segment based on internally reported financial information that is regularly used by the Chief Operating Decision Maker (“CODM”) to analyze performance, make decisions and allocate resources. The Company’s CODM is our Chief Executive Officer. For the three and six months ended June 30, 2026, the Company has identified one operating and reporting segment. The CODM reviews net income (loss) and expenses reported on the condensed consolidated statement of operations and comprehensive income (loss). The measurement of segment assets is reported on the condensed consolidated balance sheet as total consolidated assets. All long-lived assets are held in the U.S. Our segment net income (loss) aligns with our condensed consolidated statement of operations and comprehensive income (loss).

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

Chargeback estimates are based on statutory pricing requirements applicable to the 340B program and expected utilization by covered entities. Given the limited commercial history of YARTEMLEA, these estimates require significant judgment, including assumptions related to future utilization patterns and channel inventory. Estimates are reassessed at each reporting period and adjusted as necessary based on actual experience, changes in 340B utilization, and other relevant factors.

In addition to 340B chargebacks and Medicaid rebates, we maintain programs that may result in additional variable consideration, including a patient co-pay assistance program. There was no activity under the Medicaid and co-pay assistance program during the three and six months ended June 30, 2026, and, accordingly, no material related reductions to gross product revenue were recorded. We will continue to evaluate these programs as utilization evolves and will recognize the related reductions to revenue in the period in which they occur.

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

We allow for the return of product up to 12 months past its expiration date or for product that is damaged. In estimating product returns, we take into consideration our return experience to date, the remaining shelf-life of product we have previously sold, inventory in the wholesale channel, and our assessment based on the frequency of reorders that healthcare facilities are not maintaining material amounts of product on hand. There were no product returns in the three and six months ended June 30, 2026. Due to the ordering patterns associated with transplant centers and the extended shelf life of YARTEMLEA, returns are expected to be limited; however, our estimates may change as commercial experience matures.

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

Receivables

Receivables relates primarily to sales of YARTEMLEA to wholesalers and include estimated chargebacks and product returns that are expected to be settled through reductions in receivables, royalties receivable from Rayner on sales of OMIDRIA and receivables from Novo Nordisk for work performed under the Transition Services Agreement. Considering the nature of our receivables, including that trade receivables are primarily due from a limited number of customers, we recorded no material allowance for expected credit losses as of June 30, 2026 and December 31, 2025, respectively.

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

As of June 30, 2026, the Company had outstanding one series of convertible notes, which mature on June 15, 2029 (the “2029 Notes”), with an outstanding principal balance of $70.8 million. On June 17, 2026, the Company entered into privately negotiated agreements with certain holders of the 2029 Notes under which the Company repurchased $16.0 million aggregate principal amount of 2029 Notes on July 6, 2026. On July 2, 2026, the Company entered into additional privately negotiated agreements with the same holders under which the Company repurchased $14.5 million aggregate principal amount of 2029 Notes on July 20, 2026. Approximately $40.3 million aggregate principal amount of 2029 Notes remains outstanding after completion of the repurchases. (For further details, see “Note 6 – Debt”).

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

The embedded derivative on our 2029 Notes represents the conversion feature and interest make-whole feature available to holders of the 2029 Notes allowing them to convert the notes into cash, common stock and/or a combination thereof. The embedded derivative on our Term Loan (as defined below) was eliminated upon repayment on November 25, 2025. (For further details, see “Note 4 – Fair Value Measurements” and “Note 6 – Debt”).

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
2029 Notes convertible to common stock (1)(2)	11,084,027	5,915,742	11,267,933	2,974,213
2026 Notes convertible to common stock (1)(3)	—	3,280,240	—	4,281,266
Outstanding options to purchase common stock	6,410,110	981,651	6,588,423	2,790,290
Share-settled liability (4)	—	552,662	—	277,858
Total potentially dilutive shares excluded from net income (loss) per share	17,494,137	10,730,295	17,856,356	10,323,627

(1)

On May 14, 2025, we completed the exchange of $70.8 million aggregate principal amount of 2026 Notes for 2029 Notes on a one-for-one basis in the Convertible Note Exchange (as defined below) and recorded a reduction of an additional $10.0 million aggregate principal amount of our 2026 Notes which were equitized in three tranches in 2025.

(2)	On June 17, 2026, we entered into agreements for the repurchase of $16.0 million aggregate principal amount of 2029 Notes from certain noteholders. We completed the repurchase on July 6, 2026.
(3)

The 2026 Notes were subject to a capped call arrangement that potentially reduced the dilutive effect of conversion. Any potential impact from the capped call arrangement is excluded from this table. The remaining outstanding 2026 Notes were fully repaid at maturity on February 15, 2026.

(4)

On May 12, 2025, the Company entered into note conversion agreements to exchange $10.0 million aggregate principal of 2026 Notes for shares in our common stock reducing the effect of dilution on these notes. The note conversion agreements provided for delivery of the common stock in three tranches. The above calculation reflects the equitization of the three tranches in 2025.

For further discussion of these transactions see “Note 6 — Debt.”

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

We review the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There have been no transfers of assets or liabilities between fair value measurement classifications during the three months ended June 30, 2026.

Our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis are as follows:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents:
Certificate of deposit classified as non-current restricted investments	$1,054	$—	$—	$1,054
Short-term investments:
Money-market funds	129,965	—	—	129,965
Total Assets	$131,019	$—	$—	$131,019

Liabilities:
2029 Notes:
2029 Notes conversion option derivative	$—	$—	$(55,216)	$(55,216)
2029 Notes repurchase obligation, net	—	(31,259)	—	(31,259)
Total Liabilities	$—	$(31,259)	$(55,216)	$(86,475)

	December 31, 2025
	Level 1	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents:
Certificate of deposit classified as non-current restricted investments	$1,054	$—	$1,054
Short-term investment
Money-market funds	162,144	—	162,144
Total Assets	$163,198	$—	$163,198

Liabilities:
2029 Notes:
2029 Notes conversion option derivative	$—	$(157,171)	$(157,171)
Total Liabilities	$—	$(157,171)	$(157,171)

Cash held in demand deposit accounts of $2.0 million and $9.7 million is excluded from our fair-value hierarchy disclosure as of June 30, 2026 and December 31, 2025, respectively. The carrying amounts reported in the accompanying condensed consolidated balance sheets for receivables, accounts payable and accrued liabilities, and other current monetary assets and liabilities approximate fair value.

All our investments, which are classified as Level 1 assets, are short-term and held in our name. Money market funds are classified as available-for-sale.

Our embedded derivative is classified as a Level 3 liability. (For further details see “Note 6 – Debt”).

The fair value of our embedded derivative was determined using the Discounted Cash Flow model with the following key assumptions:

	June 30,	December 31,
	2026	2025
2029 Note conversion option derivative

Stock price (per share)	$9.51	$17.18
Unsecuritized discount rate	18.32%	18.03%
Risk-free rate	4.07%	3.53%
Stock price volatility	70%	75%
Dividend yield	—%	—%
Term (in years)	3.0	3.5

Changes in valuation assumptions could have a significant impact on the 2029 Note conversion option derivative. We can provide no assurance that changes in yield or in our stock price would not have a significant impact on the derivative in the future. An increase in our stock price volatility could increase the valuation of the 2029 Note conversion option derivative, whereas an increase in interest rates could decrease the valuation of the 2029 Note conversion option derivative. (For further details see “Note 6 — Debt”).

The following table sets forth the change in the fair value of the 2029 Note conversion option derivative for the six months ended June 30, 2026:

	Balance as of					Balance as of
	December 31,			Conversions and		June 30,
	2025	Additions	Change in Fair Value	Extinguishments		2026
	(In thousands)

Liabilities
2029 Notes
2029 Notes conversion option derivative	$(157,171)	$—	$85,266	$16,689	(1)	(55,216)
2029 Notes repurchase obligation, net	—	(30,586)	(673)	—		(31,259	)(2)
Total	$(157,171)	$(30,586)	$84,593	$16,689		$(86,475)

(1)	In June 2026, the Company entered into agreements to repurchase a portion of its 2029 Notes, which settled in July 2026. The derivative liability associated with the repurchased notes was derecognized upon signing of the note repurchase agreements with the noteholders.
(2)	The current payment obligation related to the 2029 Notes repurchase obligation is classified as a Level 2 liability. The fair value was determined using the contractual settlement formula in the note repurchase agreements and observable volume weighted average price data for the Company's common stock during the measurement period. Accordingly, the fair value at June 30, 2026 approximated the contractual settlement amount. (See “Note 6 — Debt” for additional information regarding the repurchase transaction.)

Note 5 — Certain Balance Sheet Accounts

OMIDRIA Contract Royalty Asset

The OMIDRIA contract royalty asset consists of the following:

	June 30,	December 31,
	2026	2025
	(In thousands)
Short-term contract royalty asset	$25,603	$25,351
Long-term contract royalty asset	90,875	96,435
Total OMIDRIA contract royalty asset	$116,478	$121,786

See “Note 7 — Discontinued Operations – Sale of OMIDRIA” for discussion regarding the estimated fair value of our OMIDRIA contract royalty asset.

OMIDRIA Royalty Obligation

The OMIDRIA contract royalty obligation consists of the following:

	June 30,	December 31,
	2026	2025
	(In thousands)
Short-term OMIDRIA royalty obligation	$21,511	$20,547
Long-term OMIDRIA royalty obligation	136,370	147,319
Total OMIDRIA royalty obligation	$157,881	$167,866

See “Note 8 — OMIDRIA Royalty Obligation” for further details.

Receivables

Receivables consist of the following:

	June 30,	December 31,
	2026	2025
	(In thousands)
Trade receivables, net	$11,711	$—
OMIDRIA royalty receivables	6,109	6,443
Novo Nordisk receivable	3,370	3,724
Other receivables	111	750
Total receivables	$21,301	$10,917

Trade receivables represent sales of YARTEMLEA to wholesalers and include reductions for estimated chargebacks. OMIDRIA royalty receivables represent approximately two months of royalty earnings from Rayner. All U.S. royalties received from Rayner are remitted by Rayner to an escrow account, established by Omeros, from which payments are made on our behalf to DRI. These payments are entirely pass-through in nature to the Company with DRI as the recipient.

Property and Equipment, Net

Property and equipment, net consists of the following:

	June 30,	December 31,
	2026	2025
	(In thousands)
Equipment under finance lease obligations	$8,324	$8,323
Laboratory equipment	3,788	3,744
Computer equipment	1,113	1,113
Office equipment and furniture	624	624
Total cost	13,849	13,804
Less accumulated depreciation and amortization	(12,469)	(12,036)
Total property and equipment, net	$1,380	$1,768

For each of the three months ended June 30, 2026 and 2025, depreciation and amortization expense was $0.2 million. For each of the six months ended June 30, 2026 and 2025, depreciation and amortization expense was $0.4 million.

Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2026	2025
	(In thousands)
Employee compensation	$11,830	$10,348
Deferred income	5,004	2,473
Clinical trials	4,610	6,248
Contract research and development	3,928	5,773
Consulting and professional fees	1,802	2,406
Sales, fees and discounts	831	—
Income taxes payable	656	1,146
Interest payable	280	616
Other accrued expenses	328	378
Total accrued expenses	$29,269	$29,388

Deferred income as of June 30, 2026 and December 31, 2025 primarily related to billings to Novo Nordisk under the Transition Services Agreement.

Note 6—Debt

Convertible senior notes, net, balances are comprised of the following:

		June 30,	December 31,
		2026	2025
		(In thousands)

2029 Notes repurchase obligation, net, reported at fair value	Current	$31,259	$—

2026 Notes	Current	—	17,063

2029 Notes	Non-current	42,032	51,364

		$73,291	$68,427

2029 Notes embedded derivative reported at fair value		$55,216	$157,171

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

Repurchase of 2029 Notes

On June 17, 2026, the Company entered into privately negotiated agreements with certain holders of the 2029 Notes under which the Company agreed to repurchase $16.0 million aggregate principal amount of 2029 Notes for a total purchase price of $31.3 million, plus accrued and unpaid interest of $0.1 million. Upon execution of the agreements, the conversion feature associated with the repurchased notes was eliminated, resulting in the accounting extinguishment of that portion of the debt. This repurchase was completed on July 6, 2026.

For the three months ended June 30, 2026, the Company recognized a loss on extinguishment of debt of approximately $1.9 million, reflecting the difference between the fair value of the payment obligation of $30.6 million established on June 17, 2026, the carrying amount of the repurchased notes (the $16.0 million aggregate principal amount net of any unamortized discount and issuance costs), and the de-recognition of the associated embedded derivative liability of $16.7 million. In addition, the Company elected the fair value option and recognized a $0.7 million increase in the fair value of the 2029 Notes repurchase obligation from June 17, 2026 through June 30, 2026 to more properly reflect the contractual settlement amount. For the three months ended June 30, 2026, the Company determined that none of the recognized change in the fair value related to the repurchase of the 2029 Notes was attributable to changes in instrument-specific credit risk. The repurchase was completed on July 6, 2026 for cash consideration of $31.3 million, plus accrued and unpaid interest of $0.1 million. As of June 30, 2026, the initial repurchase was classified as a $31.3 million current 2029 Notes repurchase obligation in the Company’s condensed consolidated balance sheet.

On July 2, 2026, the Company entered into additional privately negotiated agreements with the same holders under which the Company agreed to repurchase $14.5 million aggregate principal amount of 2029 Notes for a total purchase price of $28.9 million, plus accrued and unpaid interest of $0.1 million. This repurchase was completed on July 20, 2026. Following these transactions, approximately $40.3 million aggregate principal amount of the 2029 Notes remains outstanding. Because the repurchase agreements for the second tranche, comprising $14.5 million aggregate principal amount, were entered into in July 2026, the related accounting will be reflected in our third quarter filing.

From time to time, we may seek to repurchase, redeem, retire, refinance, exchange or otherwise restructure portions of our outstanding indebtedness through open-market purchases, privately negotiated transactions, tender offers or other means. Any such transactions will depend on prevailing market conditions, our liquidity and capital requirements, contractual restrictions and other factors.

Embedded Derivative

The embedded derivative on the 2029 Notes includes both a derivative for the interest make-whole feature and a derivative for the conversion feature available to holders allowing them to convert their notes to common stock, cash or a combination thereof. At each reporting date, we remeasure the embedded derivative instruments to fair market value. At June 30, 2026 and December 31, 2025, the fair market value of our embedded derivative was $55.2 million and $157.2 million, respectively. We recorded $11.4 million and $84.6 million, respectively, of non-cash gain on the remeasurement of the embedded derivative in our condensed consolidated statement of operations and comprehensive income for the three and six months ended June 30, 2026. Increases or decreases in our stock price may materially affect the value of the derivative, and are shown as gains or losses in our condensed consolidated statement of operations and comprehensive income (loss). The embedded derivative liability associated with the repurchased portion of the 2029 Notes was remeasured to fair value immediately before debt extinguishment and derecognized as part of the partial extinguishment accounting. Accordingly, as of June 30, 2026, the embedded derivative liability reflected only the conversion feature associated with the 2029 Notes that remained outstanding.

Interest Make Whole Feature

Holders who convert their 2029 Notes prior to June 1, 2029 (except for any conversion in connection with a make-whole fundamental change) are entitled to an interest make-whole payment equal to the sum of the remaining scheduled payments of interest that would have been made had the 2029 Notes remained outstanding from their conversion date through the earlier of (i) the date that is 18 months following their conversion date, and (ii) the June 15, 2029maturity date.

Conversion Feature

The 2029 Notes are convertible at the option of the holder into shares of common stock, cash or a combination thereof at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. The Company elects whether the conversion occurs in common stock, cash or a combination thereof. The conversion rate is 161.81 shares of our common stock per $1,000 of note principal (equivalent to an initial conversion price of approximately $6.18 per share of common stock), which originally equaled approximately 11.5 million shares issuable upon conversion. Following the completion of the two repurchase transactions described above, approximately 6.5 million shares remain issuable upon conversion of outstanding 2029 Notes. The conversion rate is subject to adjustment in certain circumstances as described in the Indenture.

The amount outstanding on the 2029 Notes is as follows:

	June 30,	December 31,
	2026	2025
	(In thousands)
2029 Notes repurchase obligation, net, reported at fair value	$31,259	$—

Principal amount	54,785	70,785
Less unamortized debt discount, net of issuance costs	(12,753)	(19,421)
2029 Notes remaining	42,032	51,364

2029 Notes remaining embedded derivative reported at fair value (1)	55,216	157,171

Fair value of 2029 Notes (2)	$107,033	$111,992

(1)

The fair value of the 2029 Notes embedded derivative is classified as a Level 3 liability due to unobservable inputs in which little or no market data exists. (For further details refer to “Note 4 — Investments and Fair-Value Measurements”).

(2)	The fair value is classified as a Level 2 liability due to the limited trading activity for the 2029 Notes. This balance reflects the fair value of the 2029 Notes based on quoted prices in an over-the-counter market using the most recent trading information at the end of the reporting period.

As of June 30, 2026, our only debt commitment relates to the 2029 Notes, which mature on June 15, 2029.

Interest on the 2029 Notes is payable semi-annually in arrears at a rate of 9.50% per annum on each June 15 and December 15. The carrying value of the 2029 Notes includes a discount and issuance costs which we amortize over the duration of the term as non-cash interest expense in the consolidated statement of operations and comprehensive loss. Due to the discount amortization on the 2029 Notes, interest expense is currently being recognized at an implied effective interest rate of 1.86%.

The following table sets forth interest expense recognized related to the 2029 Notes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Contractual interest expense	$1,681	$859	$3,362	$859
Amortization of debt issuance costs	1,438	748	2,883	748
Total interest expense	$3,119	$1,607	$6,245	$1,607

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

Term Loan

On June 3, 2024, we entered into a Credit and Guarantee Agreement with funds managed by Athyrium Capital Management LP and funds managed by Highbridge Capital Management, LLC, as lenders (the “Term Loan”), pursuant to which we had an outstanding balance of $67.1 million.

The Transaction with Novo Nordisk, which closed on November 25, 2025, provided us with $240.0 million in upfront cash of which we used a portion at the time of closing to repay the entire $67.1 million outstanding principal amount of the Term Loan, along with a related prepayment premium, certain expenses and accrued and unpaid interest.

The following table sets forth interest expense recognized related to the Term Loan:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In thousands)
Contractual interest expense	$—	$2,231	$—	$4,464
Amortization of debt premium and issuance costs	—	(1,306)	—	(3,214)
Total interest expense	$—	$925	$—	$1,250

2026 Notes

We had outstanding convertible senior notes that accrued interest at an annual rate of 5.25% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. The 2026 Notes matured on February 15, 2026 and were paid in full at that time.

Amounts outstanding on our 2026 Notes as of June 30, 2026 and December 31, 2025 are as follows:

	June 30,	December 31,
	2026	2025
	(In thousands)
Principal amount	$—	$17,077
Unamortized debt issuance costs	—	(14)
Total 2026 Notes	$—	$17,063

Fair value of outstanding 2026 Notes (1)	$—	$16,996

(1)

The fair value was classified as Level 2 liability due to the limited trading activity for the 2026 Notes. The balance as of December 31, 2025 reflected the fair value of the 2026 Notes based on quoted prices in an over-the-counter market using the most recent trading information at the end of the reporting period. The value of the conversion feature of the 2026 Notes was not deemed to be significant as no holders converted their notes prior to repayment.

The following table sets forth interest expense recognized related to the 2026 Notes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In thousands)
Contractual interest expense	$—	$790	$112	$2,074
Amortization of debt discount and issuance costs	—	92	14	240
Total interest expense	$—	$882	$126	$2,314

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

The results of operations for OMIDRIA are recorded as income from discontinued operations for all periods presented in the condensed consolidated statements of operations and comprehensive loss are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In thousands)
Interest earned on OMIDRIA contract royalty asset	$3,063	$3,886	$6,195	$7,839
Remeasurement adjustments	3,571	(3,149)	5,191	(2,981)
Other income (loss), net	(82)	(83)	(32)	(98)
Ex-U.S. royalties	6	6	12	6
Income before income tax	6,558	660	11,366	4,766
Income tax benefit (expense)	37	(195)	40	(195)
Net income from discontinued operations, net of tax	$6,595	$465	$11,406	$4,571

The following is a roll-forward of the OMIDRIA contract royalty asset (in thousands):

OMIDRIA contract royalty asset at December 31, 2025	$121,786
Royalties earned	(16,694)
Interest earned on OMIDRIA contract royalty asset	6,195
Remeasurement adjustments	5,191
OMIDRIA contract royalty asset at June 30, 2026	$116,478

We remeasure the OMIDRIA contract royalty asset on a quarterly basis using the expected value approach, which incorporates actual results and future expectations.

Cash flow from discontinued operations is as follows:

	Six Months Ended
	June 30,
	2026	2025
	(In thousands)
Net cash provided by discontinued operations from operating activities	$16,320	$13,176

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

The changes in the OMIDRIA royalty obligation during the six months ended June 30, 2026 are as follows (in thousands):

Balance at December 31, 2025	$167,866
Non-cash interest	(853)
Principal payments	(9,132)
Balance at June 30, 2026	$157,881

The OMIDRIA royalty obligation is classified as a Level 3 liability as its valuation requires substantial judgment and estimation of factors that are not currently observable in the market. The fair value of the OMIDRIA royalty obligation is determined by calculating the net present value of our estimated future OMIDRIA cash flows using the interest rate at inception of our royalty purchase agreement with DRI, adjusted for the change in the prime rate through the measurement date. As of June 30, 2026 and December 31, 2025, the approximate fair value of our obligation was $156.8 million and $166.7 million, respectively.

Interest expense is comprised of the effective interest component of any cash payment remitted through an administrative agent to DRI, based on an implied effective interest rate of 9.92%, and any remeasurement adjustments taken during the period. Remeasurements are non-cash adjustments to the OMIDRIA royalty obligation reflecting changes in forecasted cash flows stemming from the OMIDRIA contract royalty asset. For the three and six months ended June 30, 2026 and 2025, interest expense is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In thousands)
Pass through interest remitted through administrative agent	$3,885	$5,069	$7,898	$10,286
Non-cash remeasurement adjustment	556	(8,506)	(853)	(11,878)
Interest expense, net of remeasurement on OMIDRIA royalty obligation	$4,441	$(3,437)	$7,045	$(1,592)

As of June 30, 2026, the expected scheduled principal and interest payments are as follows:

	Principal	Interest	Total
	(In thousands)
2026	$10,520	$7,416	$17,936
2027	22,704	13,254	35,958
2028	25,749	10,928	36,677
2029	29,116	8,294	37,410
2030 and thereafter	69,792	7,288	77,080
Total scheduled payments	$157,881	$47,180	$205,061

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

Supplemental lease information is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In thousands)
Lease cost
Operating lease cost	$1,488	$1,680	$2,975	$3,206
Finance lease cost:
Amortization	142	234	328	367
Interest	25	51	63	89
Variable lease cost	921	950	1,906	1,891
Sublease income	(60)	(411)	(120)	(725)
Net lease cost	$2,516	$2,504	$5,152	$4,828

The supplemental cash flow information related to leases is as follows:

	Six Months Ended
	June 30,
	2026	2025
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Cash payments for operating leases	$3,282	$3,444
Cash payments for financing leases	381	466

Note 10—Commitments and Contingencies

Good and Service Contracts

We have various agreements with third parties that collectively require payment of termination fees totaling $36.7 million as of June 30, 2026 if we cancel the work within specific time frames, either prior to commencing or during performance of the contracted services.

Development Milestones and Product Royalties

We have entered a variety of development, collaboration, licensing or similar agreements with third parties under which we have accessed technology or services in connection with our development assets and programs. Some of these agreements require milestone payments based on achievements of development, regulatory or sales milestones, and/or very low-single digit royalties on net income or net sales of the relevant product. For the three and six months ended June 30, 2026 and 2025, royalties on sales of YARTEMLEA were $0.3 million and $0.4 million, respectively. Development milestone expenses were not significant.

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

Share Repurchase Program - On November 29, 2025, the Board of Directors approved a share repurchase program under which we are permitted to repurchase from time to time up to $100.0 million of our common stock in the open market or through privately negotiated transactions. For the three months ended June 30, 2026, we repurchased and retired 0.5 million shares of common stock at an average cost of $11.70 for an aggregate purchase price of $5.7 million. For the six months ended June 30, 2026, we repurchased and retired 0.8 million shares of common stock at an average cost of $11.70 for an aggregate purchase price of $9.9 million. As of August 12, 2026, approximately $90.1 million remained available for repurchase of our outstanding shares of common stock under the share repurchase program.

Equitization Transaction - During 2025, we entered into note conversion agreements with two holders of our 2026 Notes to convert $10.0 million aggregate principal amount of the 2026 Notes into shares of our common stock. As of June 30, 2025, we delivered 539,320 shares of the first tranche under this agreement. We subsequently delivered an aggregate of 1,996,555 additional shares upon completion of the transaction in the third quarter of 2025, completing all of the required share issuances under this arrangement. (See “Note 6—Debt” and our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information.)

Amended and Restated Omnibus Incentive Compensation Plan - At our annual meeting of shareholders, held on June 18, 2026, our shareholders approved an increase of 6,000,000 in the number of shares of common stock available for grant under the Amended and Restated Omnibus Incentive Compensation Plan. The total number of shares of common stock available for grant as of June 30, 2026 was 10,331,853.

Note 12—Stock-Based Compensation

Our equity incentive plans provide for the grant of incentive and non-qualified stock options, restricted stock awards, restricted stock units, and other stock awards to employees, non-employee directors, and consultants.

Stock-based compensation is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In thousands)

Research and development	$700	$915	$1,501	$1,951
Selling, general and administrative	921	1,150	2,009	2,567
Total stock-based compensation	$1,621	$2,065	$3,510	$4,518

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were applied to all stock option grants:

	Three Months Ended	Six Months Ended
	June 30, 2026	June 30, 2026
Estimated weighted-average fair value	$9.13	$9.98
Weighted-average assumptions:
Expected volatility	107%	105%
Expected life, in years	7.3	7.1
Risk-free interest rate	4.16%	4.08%
Expected dividend yield	—%	—%

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

Stock option activity for all stock plans and related information is as follows:

		Weighted-
		Average		Aggregate
		Exercise	Remaining	Intrinsic
	Options	Price per	Contractual Life	Value
	Outstanding	Share	(In years)	(In thousands)
Balance at December 31, 2025	18,273,105	$7.27
Granted	276,500	11.63
Exercised	(1,618,058)	6.94
Forfeited	(714,643)	4.26
Balance at June 30, 2026	16,216,904	$7.51	5.5	$58,845
Vested and expected to vest at June 30, 2026	15,815,907	$7.60	5.5	$56,526
Exercisable at June 30, 2026	12,321,834	$8.69	4.6	$35,952

On July 22, 2026, annual stock options grants of approximately3.1 million shares of common stock were awarded to eligible participants for the 2025 annual performance period under the Amended and Restated Omnibus Incentive Compensation Plan.

Of the 16.2 million common stock options outstanding as of June 30, 2026, options to purchase 6.7 million shares have an exercise price per share above $9.51, which was the closing price of our stock on the Nasdaq Global Market on June 30, 2026.

As of June 30, 2026, there were 3.9 million unvested options outstanding that will vest over a weighted-average period of 2.2 years. The total estimated compensation expense yet to be recognized on outstanding options is $10.1 million.

As of June 30, 2026, the total number of shares of common stock available for grant was 10.3 million.

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

Overview

We are an innovative, commercial-stage biotechnology company that discovers and develops first-in-class protein and small-molecule therapeutics for large-market and orphan indications. Our drug product YARTEMLEA® (narsoplimab-wuug) is commercially available in the U.S. for the treatment of hematopoietic stem cell transplant-associated thrombotic microangiopathy (TA-TMA) in adult and pediatric patients two years of age and older. Our diverse pipeline of development programs is focused on the treatment of complement-mediated diseases, cancers, and addictive or compulsive disorders.

Commercial Product – YARTEMLEA

Our commercial product, YARTEMLEA, is the first and only approved inhibitor of the lectin pathway of complement. On December 23, 2025, FDA approved YARTEMLEA for the treatment of TA-TMA in adults and in children two years of age and older. TA-TMA is a severe and often-fatal complication of hematopoietic stem cell transplantation in adults and children, driven by systemic endothelial injury triggered by conditioning regimens, immunosuppressants, infection, graft-versus-host disease, and other transplant-related factors. Activation of the lectin pathway of complement plays a central role in disease pathogenesis. YARTEMLEA selectively inhibits MASP-2, blocking pathway activation while preserving classical and alternative complement pathway functions important for host defense. In TA-TMA, MASP-2 inhibition prevents lectin pathway-mediated cellular injury, including endothelial damage in small blood vessels, and thrombus formation. Unlike other complement inhibitors, YARTEMLEA has no boxed warning and no Risk Evaluation and Mitigation Strategy (REMS), and vaccinations are not required prior to treatment.

Commercial distribution and sales of YARTEMLEA began in January 2026. Both adult and pediatric patients with TA-TMA are now receiving YARTEMLEA, including patients who have recently failed prior off-label C5- and C3-inhibitor regimens, in both hospital and outpatient settings.

We are commercializing YARTEMLEA in the U.S. market and have deployed our field force of account managers and directors, market development managers, access leads, and medical science liaisons to engage directly with transplant centers across the U.S. There are 175 stem-cell transplant centers across the U.S., with the top 80 centers representing approximately 80% of procedures. Our field force is actively engaging all 175 U.S. transplant centers. By June 30, 2026, 73 unique accounts had ordered YARTEMLEA, representing a 143% increase in ordering accounts since March 31, 2026.

At this early stage, our primary launch objectives are fourfold: (i) educate the entire transplant care team, including transplant physicians, nurses, hospital pharmacies, and reimbursement teams, regarding the recently harmonized TA-TMA diagnostic criteria, thereby driving awareness, early diagnosis, and treatment of TA-TMA; (ii) support transplant centers in obtaining their pharmacy and therapeutic committee approvals and adding YARTEMLEA to their formularies to streamline the ordering process and facilitate access to YARTEMLEA in both in- and out-patient settings; (iii) work with third-party payers to provide timely reimbursement consistent with the YARTEMLEA label and published diagnostic criteria; and (iv) finalize and prepare for presentation and publication of the health economics and outcomes research analysis using the strong clinical efficacy data and favorable safety profile of YARTEMLEA to demonstrate its compelling cost-effectiveness to healthcare providers and payors. Together, these factors are intended to shift the paradigm toward proactive screening for TA-TMA, with the goal of enabling clinicians to identify and treat more patients earlier, thus ultimately improving transplant outcomes.

In June 2026, the Committee for Medicinal Products for Human Use (“CHMP”) of the European Medicines Agency (“EMA”) adopted a negative opinion on our marketing authorization application (“MAA”) for narsoplimab in TA-TMA. We believe the clinical evidence supports approval and have requested re-examination. As part of that procedure, an Ad Hoc Expert Group, expected to comprise external scientific and clinical experts in hematology and stem cell transplantation, will review the evidence and address questions central to CHMP’s assessment. If the MAA is ultimately approved, it would authorize the product to be marketed in all European Union (“EU”) member states and European Economic Area countries, although there can be no guarantee that the re-examination will result in a reversal of CHMP’s negative opinion or the ultimate approval of the MAA. The European Commission has granted narsoplimab designation as an orphan medicinal product for treatment in hematopoietic stem cell transplantation. For potential commercialization of YARTEMLEA outside the U.S., including Europe, we are evaluating potential partnerships, including broad ex-U.S. and regional collaborations.

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

Clinical development of YARTEMLEA is anticipated to continue expanding the approved label in TA-TMA and to develop the drug in additional indications. We are assessing further development opportunities across indications involving endothelial injury, lectin pathway activation, or thrombo-inflammation, including solid organ transplant-related TMA, chemotherapy-induced TMA, acute respiratory distress syndrome (“ARDS”), sickle cell disease, acute kidney injury, delayed graft function, and stem cell transplant-related endothelial syndromes, including diffuse alveolar hemorrhage, capillary leak syndrome, graft-versus-host disease, and sinusoidal obstruction syndrome. By year-end 2026, we expect enrollment to begin in two investigator-sponsored and Omeros-supported studies, one evaluating YARTEMLEA in hyperinflammatory ARDS, and the other assessing prophylactic YARTEMLEA in pediatric patients with predictably severe TA-TMA.

We are also finalizing selection of an indication for a Phase 2 clinical program for OMS1029, our long-acting antibody targeting MASP-2, which we expect will be well-suited to indications requiring long-term, chronic administration once quarterly, either intravenously or subcutaneously. In addition, in our MASP-2 small molecule program, following the completion of one ongoing study, we expect to select a drug development candidate, targeting once-daily oral administration.

Alternative Pathway / MASP-3

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

At the closing of the Transaction, we received an upfront cash payment of $240.0 million. In addition, we are eligible to receive (i) up to $510.0 million in one-time milestone payments upon the first achievement by Novo Nordisk or its affiliates or sublicensees of each of the development and approval milestone events as set forth in the APLA, including $100.0 million in aggregate one-time milestone payments that we expect to be achievable in the near term, and (ii) up to $1.3 billion in one-time milestone payments upon the first achievement by Novo Nordisk or its affiliates or sublicensees of certain sales-based milestone events as set forth in the APLA. We are also eligible under the APLA to receive tiered royalties on annual net sales of products at percentage rates ranging from high single digit to high teens, subject to reduction in certain circumstances, as set forth in the APLA. In total, we have received and are eligible to receive up to $2.1 billion in potential development and commercial milestones, plus tiered royalties on net sales.

Pursuant to the APLA, we sold and transferred, and Novo Nordisk purchased zaltenibart and certain related assets, and the parties agreed to grant and receive certain intellectual property licenses to facilitate the continued development and commercialization activities of both companies. We retain rights to our entire MASP-3 small-molecule program, including the ability to develop and commercialize small-molecule MASP-3 inhibitors, across a range of therapeutic areas, including, but not limited to, ophthalmology, neurology, gastrointestinal disorders, dermatology, musculoskeletal diseases, and oncology. We also retain rights to our “grandfathered” MASP-3 antibodies, with temporal and indication restrictions on commercialization and for use in advancing our small-molecule therapeutics.

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

Other Development Programs

PDE7 Inhibitor Program

Our PDE7 inhibitor program, which we refer to as OMS527, comprises multiple PDE7 inhibitor compounds and is based on our discoveries of previously unknown links between PDE7 and any addiction or compulsive disorder, and between PDE7 and any movement disorder. In April 2023, we were awarded a grant from the National Institute on Drug Abuse (“NIDA”) part of the National Institutes of Health, to develop our lead orally administered PDE7 inhibitor compound, for which we have successfully completed a Phase 1 study, for the treatment of cocaine use disorder. With NIDA funding, we successfully completed preclinical cocaine interaction/toxicology studies to assess safety of the OMS527 compound when co-administered with cocaine. FDA subsequently requested additional nonclinical information prior to initiating the clinical in-patient trial. We are commencing the nonclinical study, and we expect to be able to start enrollment in the in-patient clinical trial by year-end 2026.

Preclinical Program - OncotoX-AML (OMS805)

We continue to progress preclinical studies within our oncology program, focused on developing novel, proprietary large molecule therapeutics designed to selectively target and kill dividing cancer cells. We have completed selection of a drug development candidate, which we refer to as OncotoX-AML or OMS805. Acute myeloid leukemia (“AML”), an aggressive and highly fatal bone marrow and blood cancer, is the lead indication for development. The effectiveness of current AML treatments, such as chemotherapeutics and antibody-drug conjugates, is limited by a number of factors, including high relapse rates and substantial side effects.

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

In April 2025, we established the Omeros Oncology Clinical Steering Committee to help advance our OncotoX-AML program. The clinical steering committee is comprised of leaders in AML treatment and research at premier cancer centers. Together with this steering committee, we are designing our first in-human clinical trial, which we are targeting to initiate in late 2027.

Investigational New Drug (IND)-enabling studies are underway, and we have entered into an agreement with a leading contract biologics manufacturer for process development and initial clinical supply of OMS805 drug substance.

Preclinical Program - T-CAT

We are also advancing our targeted complement activating therapy (“T-CAT”) platform: a new class of recombinant antibodies intended for broad action against pathogens, including bacteria, fungi, viruses, and parasites. T-CAT is designed to harness complement activation to kill pathogens directly, which represents a novel approach to infectious disease treatment.

T-CAT monoclonal antibodies were shown to safely and effectively treat infections in translationally relevant murine models of sepsis and pneumonia caused by Klebsiella pneumoniae, Pseudomonas aeruginosa, Streptococcus pneumoniae, and Neisseria meningitidis. We believe that the results of these studies demonstrate T-CAT’s potential as a next-generation platform with broad applicability across microbial species, including multidrug-resistant pathogens, and we intend to continue advancing T-CAT toward the clinic.

Debt Financing Transactions

Repurchase of 2029 Notes

In June and July 2026, we entered into privately negotiated agreements with certain holders of our unsecured convertible senior notes due 2029 (the “2029 Notes”) under which we agreed to repurchase approximately $30.5 million aggregate principal amount of 2029 Notes for a total purchase price of approximately $60.2 million, plus accrued and unpaid interest of $0.2 million. Both transactions closed in July 2026, leaving approximately $40.3 million aggregate principal amount of the 2029 Notes outstanding.

			Purchase
			Price		Underlying
		Aggregate Principal	Excluding Interest	Interest	Shares
		(in thousands)

2029 Notes principal and related underlying shares at December 31, 2025		$70,785			11,454

Agreement Date	Closing
June 17, 2026	July 6, 2026	$(16,000)	$31,259	$89	(2,589)
July 2, 2026	July 20, 2026	(14,463)	28,911	134	(2,340)

		$(30,463)	$60,170	$223	6,525

Remaining principal outstanding at July 20, 2026		$40,322

For the three months ended June 30, 2026, the Company recognized a loss on extinguishment of the first tranche of debt of approximately $1.9 million, reflecting the difference between the fair value of the payment obligation of $30.6 million established on June 17, 2026, the carrying amount of the repurchased notes ($16.0 million in aggregate principal amount net of any unamortized discount and issuance costs), and the de-recognition of the associated embedded derivative liability of $16.7 million. In addition, the Company recognized a $0.7 million increase in the fair value of the payment obligation from June 17, 2026 through June 30, 2026 which reflects the cash consideration of $31.3 million paid at closing on July 6, 2026. As of June 30, 2026, the initial repurchase was classified as a $31.3 million current note repurchase obligation in our condensed consolidated balance sheet. The repurchase agreements for the second tranche, comprising $14.5 million aggregate principal amount, were entered into in July 2026. As such, the related accounting will be reflected in our third quarter filing. (For further detail, see “Note 6 — Debt — 2029 Notes” in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.)

Repayment of Debt

On February 17, 2026, we repaid the remaining $17.1 million aggregate principal balance outstanding on our 5.25% convertible senior notes (the “2026 Notes”) in full upon maturity.

Equity Financing Transactions

At the Market Sales Agreement

We have an “at the market” (“ATM”) facility agreement under which we have the capability to sell shares of our common stock from time to time, through an ATM equity offering program. On November 14, 2025, the Company filed a shelf registration statement and prospectus supplement renewing the ATM program for an aggregate offering price up to $150.0 million. We did not sell any shares under the ATM program during the three or six months ended June 30, 2026.

Share Repurchase Programs

On November 29, 2025, the Board of Directors approved a share repurchase program under which we are permitted to repurchase from time to time up to $100.0 million of our common stock in the open market or through privately negotiated transactions. During the three months ended June 30, 2026, we repurchased and retired 0.5 million shares of common stock pursuant to our share repurchase program, at an average cost of $11.70 per share, for an aggregate purchase price of $5.7 million. During the six months ended June 30, 2026, we repurchased and retired 0.8 million shares of common stock pursuant to our share repurchase program, at an average cost of $11.70 per share, for an aggregate purchase price of $9.9 million.

Financial Summary

As of June 30, 2026, we had cash, cash equivalents and short-term investments of $132.0 million. For the three months ended June 30, 2026, company-wide our cash provided by operations was $4.1 million. For the six months ended June 30, 2026, our cash used in operations was $10.4 million.

Results of Operations

Product Sales, Net

Distribution and sales of our only commercial product, YARTEMLEA, commenced in January 2026. Revenue in the current period reflects sales of YARTEMLEA to wholesalers in the U.S.

As YARTEMLEA is in the early stages of commercialization, period-over-period comparisons are of limited usefulness, and our product sales revenues mayfluctuate from quarter to quarter as physician adoption, patient access and ordering patterns continue to develop. For the three and six months ended June 30, 2026, gross revenues were $32.2 million and $43.4 million, respectively. The increase in revenue during the second quarter of 2026 primarily reflects continued physician adoption and increasing market penetration following product launch.

Product sales, net were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In thousands)
Product sales, net	$28,529	$—	$38,422	$—

Net revenues of $28.5 million and $38.4 million for the three and six months ended June 30, 2026, respectively, reflect gross-to-net adjustments of approximately 11.5% and 11.4%, respectively.

Gross-to-Net Deductions

We record YARTEMLEA product sales net of estimated chargebacks, distribution fees and returns, (collectively, gross-to-net deductions). Gross-to-net deductions are estimates based on contractual terms and expected utilization and require some judgment. For the three and six months ended June 30, 2026, no chargebacks were recorded related to Medicaid claims. Because YARTEMLEA remains in the early stages of commercialization, these estimates continue to be based on limited historical experience and are subject to change as additional information becomes available. A summary of our gross-to-net related accruals for the six months ended June 30, 2026 is as follows:

	Chargebacks	Distribution Fees
	and Medicaid	and Product
	Rebates	Return Allowance	Total
	(In thousands)
Provisions	$3,560	$1,374	$4,934
Payments	(2,984)	(520)	(3,504)
Balance as of June 30, 2026	$576	$854	$1,430

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

Cost of Product Sales

Cost of product sales is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In thousands)
Cost of product sales	$798	$—	$1,385	$—

Cost of product sold for the period was low, primarily reflecting the sale of inventory manufactured prior to regulatory approval, for which the associated manufacturing costs were expensed as research and development in prior periods. This inventory carries a low or no cost basis, resulting in lower cost of product sold and higher gross margin during the initial commercialization period. Accordingly, cost of product sold for the three and six months ended June 30, 2026 primarily reflects stability testing, storage and royalty payments on our product sales.

Research and Development Expenses

Our research and development expenses can be divided into three categories: direct external expenses, which include clinical and preclinical research and development activities; internal overhead and other expenses; and stock-based compensation expense. Direct external expenses consist primarily of expenses with third-party manufacturing organizations, contract research organizations, clinical trial sites, collaborators, licensors and consultants prior to receiving regulatory approval for a product candidate. Preclinical research and development include costs prior to beginning Phase 1 studies in human subjects. Internal overhead and other expenses primarily consist of costs for personnel, overhead, rent, utilities and depreciation. Our accounting policy is to expense all manufacturing costs related to product candidates until regulatory approval is reasonably assured in either the U.S. or EU.

The following table illustrates our expenses associated with these activities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In thousands)
Research and development expenses:
Direct external expenses:
Clinical research and development:
MASP-2 program - OMS721 (narsoplimab)	$3,278	$3,424	$5,855	$6,055
MASP-3 program - OMS906 (zaltenibart)	(208)	5,324	(168)	12,355
MASP-2 program - OMS1029 and other	305	567	502	930
Total clinical research and development	3,375	9,315	6,189	19,340
Preclinical research and development	1,072	978	2,188	2,361
Total direct external expenses	4,447	10,293	8,377	21,701
Internal overhead and other expenses	8,651	10,801	17,278	22,203
Stock-based compensation expenses	700	915	1,501	1,951
Total research and development expenses	$13,798	$22,009	$27,156	$45,855

For the three and six months ended June 30, 2026, clinical research and development expenses decreased $5.9 million and $13.2 million, respectively, as compared to the prior year period as a result of reduced expenditures on OMS906 due to the sale of zaltenibart to Novo Nordisk. For the three and six months ended June 30, 2026, internal overhead and other expenses decreased $2.2 million and $4.9 million, respectively, as compared to the prior year period primarily due to Novo Nordisk reimbursing the Company for hours worked under the Transition Services Agreement and decreased employee compensation costs.

We expect research and development expenses in the third quarter of 2026 to be higher than in the second quarter of this year, driven primarily by increased investment in YARTEMLEA and our other MASP-2 inhibitor programs and our OncotoX-AML program, including costs associated with manufacturing and related activities.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In thousands)
Selling, general and administrative expenses:
Selling, general and administrative expenses, excluding stock-based compensation expense	$12,938	$9,195	$25,219	$18,901
Stock-based compensation expense	921	1,150	2,009	2,567
Total selling, general and administrative expenses	$13,859	$10,345	$27,228	$21,468

For the three and six months ended June 30, 2026, total selling, general and administrative expenses, excluding stock-based compensation, increased $3.7 million and $6.3 million, respectively, primarily due to the build-out of our U.S. commercial organization, including the hiring of a sales force and increased marketing and market access activities in support of the YARTEMLEA launch.

We expect selling, general and administrative expenses in the third quarter of 2026 to be higher than in the second quarter of 2026, driven primarily by increased selling and marketing activities associated with YARTEMLEA.

Interest Expense

Interest expense, net of premiums, discounts, issuance costs, and remeasurement adjustments is shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In thousands)
OMIDRIA royalty obligation
Pass through interest remitted to administrative agent	$3,885	$5,069	$7,898	$10,286
Non-cash remeasurement adjustment	556	(8,506)	(853)	(11,878)
Interest expense, net of remeasurement on OMIDRIA royalty obligation	4,441	(3,437)	7,045	(1,592)

2029 Notes
Contractual interest expense	1,681	859	3,362	859
Amortization of debt discount and issuance costs	1,438	748	2,883	748
Interest expense on 2029 Notes	3,119	1,607	6,245	1,607

2026 Notes
Contractual interest expense	—	790	112	2,074
Amortization of debt discount and issuance costs	—	92	14	240
Interest expense on 2026 Notes	—	882	126	2,314

Term Loan
Contractual interest expense	—	2,231	—	4,464
Amortization of debt premium and issuance costs	—	(1,306)	—	(3,214)
Interest expense on Term Loan	—	925	—	1,250

Finance leases and other	25	38	63	90

Total interest expense, net of remeasurement and other	$7,585	$15	$13,479	$3,669

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

Contractual interest expense is comprised of cash interest paid during the year and the net change in accrued interest. Amortization of debt discounts, premiums and issuance costs are reflected as non-cash interest expense. Debt discounts on the 2026 Notes and 2029 Notes are accretive whereas the premium on the Credit and Guarantee Agreement with funds managed by Athyrium Capital Management LP and funds managed by Highbridge Capital Management, LLC, as lenders (the “Term Loan”) is deducted from contractual interest expense.

For the three months ended June 30, 2026, interest expense increased $7.6 million, compared to the same period in 2025. The increase primarily relates to a remeasurement change occurring in the prior year period related to the OMIDRIA royalty obligation due to a change in forecasted royalties from Rayner.

For the six months ended June 30, 2026, interest expense increased $9.8 million, compared to the same period in 2025. The increase primarily relates to a remeasurement change occurring in the prior year period related to the OMIDRIA royalty obligation due to a change in forecasted royalties from Rayner and additional interest incurred on our 2029 Notes as the notes were issued May 2025; however, we incurred a full six months of interest in the current year. These increases are partially offset by decreases in interest related to our 2026 Notes, which were repaid in February 2026, and the Term Loan, which was repaid in November 2025.

For further details, please see “Note 6 — Debt” and “Note 8 – OMIDRIA Royalty Obligation” in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

We expect interest expense for the third quarter of 2026 to be lower than in the second quarter of 2026, driven primarily by the decreased aggregate principal amount of 2029 Notes outstanding.

Interest and Other Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In thousands)
Interest and other income	$4,626	$1,241	$6,101	$2,363

Interest and other income increased $3.4 million and $3.7 million, respectively, for the three and six months ended June 30, 2026 as compared to the same period in 2025 primarily due to reimbursement from Novo Nordisk for inventory which we transferred during the quarter.

We expect interest and other income for the third quarter of 2026 to be lower than in the second quarter of 2026, reflecting the completion of planned transfers of zaltenibart inventory to Novo Nordisk.

Net Gain on Change in Fair Value of Financial Instruments

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In thousands)
Net gain on change in fair value of financial instruments	$11,447	$8,207	$84,593	$8,142

Our embedded derivatives comprise interest make-whole and conversion options related to our 2029 Notes as well as call and put options related to the Term Loan. We repaid our Term Loan on November 25, 2025, thereby eliminating the Term Loan embedded derivative in the current year. The net gain of $11.4 million and $84.6 million on the 2029 Notes derivative for the three and six months ended June 30, 2026, respectively, reflects marking to market the option of the holders to convert their notes into shares of common stock, cash or a combination thereof.

Swings in our stock price could significantly affect the valuation of the 2029 Note conversion derivative. In addition, a decrease in interest rates could increase the valuation of the derivative.

Loss on early extinguishment of 2029 Notes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In thousands)
Loss on early extinguishment of 2029 Notes	$(1,896)	$—	$(1,896)	$—

On June 17, 2026, the Company entered into privately negotiated agreements with certain holders of its 2029 Notes under which the Company agreed to repurchase a portion of the outstanding notes. For the three months ended June 30, 2026, the Company recognized a loss on extinguishment of debt of approximately $1.9 million. This loss reflects the difference between the fair value of the payment obligation of $30.6 million established on June 17, 2026 less the carrying amount of the repurchased notes (the aggregate principal of $16.0 million net of unamortized discount and issuance costs) and the de-recognition of the associated embedded derivative liability of $16.7 million.

In addition, the Company recognized a $0.7 million increase in the fair value of the payment obligation from June 17, 2026 through June 30, 2026 to more properly reflect the approximated contractual settlement amount of $31.3 million.

Loss on early extinguishment of 2026 Notes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In thousands)
Loss on early extinguishment of 2026 Notes	$—	$(2,968)	$—	$(2,968)

In May 2025, we exchanged $70.8 million of 2026 Notes for 2029 Notes and entered into agreements to equitize $10.0 million of 2026 Notes, realizing a $3.0 million non-cash loss on extinguishment. The extinguishment reflects marking-to-market the 2029 Notes and the expensing of capitalized debt issuance costs on the retired portion of the 2026 Notes.

Income tax expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In thousands)
Income tax expense	$(29)	$—	$(86)	$—

Income tax expense reflects estimated income tax expense for various state jurisdictions.

Discontinued operations and the OMIDRIA contract royalty asset

Net income from OMIDRIA discontinued operations, net of tax is shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In thousands)
Interest earned on OMIDRIA contract royalty asset	$3,063	$3,886	$6,195	$7,839
Remeasurement adjustments	3,571	(3,149)	5,191	(2,981)
Other income (loss), net	(82)	(83)	(32)	(98)
Ex-U.S. royalties	6	6	12	6
Income before income tax	6,558	660	11,366	4,766
Income tax benefit (expense)	37	(195)	40	(195)
Net income from discontinued operations, net of tax	$6,595	$465	$11,406	$4,571

Net income from discontinued operations increased $6.1 million and $6.8 million for the three and six months ended June 30, 2026, primarily due to remeasurement of the OMIDRIA contract royalty asset in the same period in the prior year due to a change in Rayner’s revenue forecast.

We expect income from discontinued operations in the third quarter of 2026 to be comparable to the second quarter of 2026.

The following schedule presents a roll-forward of the OMIDRIA contract royalty asset (in thousands):

OMIDRIA contract royalty asset at December 31, 2025	$121,786
Royalties earned	(16,694)
Interest earned on OMIDRIA contract royalty asset	6,195
Remeasurement adjustments	5,191
OMIDRIA contract royalty asset at June 30, 2026	$116,478

Financial Condition – Liquidity and Capital Resources

As of June 30, 2026, we had cash, cash equivalents, and short-term investments of $132.0 million. For the three months ended June 30, 2026, company-wide our cash provided by operations was $4.1 million. For the six months ended June 30, 2026, our cash used in operations was $10.4 million.

On February 17, 2026, we repaid at maturity the remaining $17.1 million outstanding aggregate principal amount of our 2026 Notes.

In June and July 2026, the Company entered into privately negotiated agreements with certain holders of the 2029 Notes under which we agreed to repurchase approximately $30.5 million aggregate principal amount of 2029 Notes for a total purchase price of approximately $60.2 million, plus accrued and unpaid interest of $0.2 million. Both transactions closed in July 2026, leaving approximately $40.3 million aggregate principal amount of 2029 Notes outstanding. The transactions also reduced the aggregate number of shares issuable on conversion of the 2029 Notes from approximately 11.4 million to 6.5 million. We achieved this reduction at a weighted average cost of $12.21 per share and concurrently eliminated $8.6 million dollars in future interest payments.

Furthermore, during the six months ended June 30, 2026, we repurchased and retired 0.8 million shares of common stock pursuant to our share repurchase program, at an average cost of $11.70 per share, for an aggregate purchase price of $9.9 million.

Year to date, our share repurchase program repurchases and privately negotiated 2029 Note repurchases have reduced our potential fully diluted share count by 5.8 million shares.

Omeros expects that it will be able to fund more than 12 months of operations from the date the financial statements are issued, utilizing our current cash, cash equivalents, and short-term investments, along with funds we expect to receive from commercial sales of YARTEMLEA.

From time to time, we may seek to repurchase, redeem, retire, refinance, exchange or otherwise restructure portions of our outstanding indebtedness through open-market purchases, privately negotiated transactions, tender offers or other means. Any such transactions will depend on prevailing market conditions, our liquidity and capital requirements, contractual restrictions and other factors. Should it be necessary or determined to be strategically advantageous, we also could pursue debt transactions or public and private offerings of our equity securities, future royalty sales, or other strategic transactions, which may include licensing or selling a portion or all of one or more of our existing technologies. In addition, we have an at-the-market (“ATM”) facility agreement under which we have the capability to sell shares of our common stock, from time to time, in an ATM equity offering through which we may offer and sell shares of our common stock equaling an aggregate amount of up to $150.0 million.

Cash Flow Data

	Six Months Ended
	June 30,
	2026	2025
	(In thousands)
Selected cash flow data
Cash provided by (used in):
Operating activities	$(10,357)	$(57,779)
Investing activities	$32,134	$59,838
Financing activities	$(29,449)	$(3,555)

Operating Activities. Net cash used in operating activities for the six months ended June 30, 2026 decreased $47.4 million compared to the same period in 2025, driven primarily by a $128.2 million increase in net income reflecting commercial sales of YARTEMLEA in the current period and lower research and development expenditures following the sale of zaltenibart to Novo Nordisk. This favorable change is partially offset by $69.8 million of non-cash charges, primarily relating to the fair value remeasurement of our 2029 Notes embedded derivative and a significantly lower remeasurement of the OMIDRIA contract royalty asset. Following the commercialization of YARTEMLEA in January 2026, trade receivables also increased by $11.7 million in the current year.

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

Net cash provided by investing activities during the six months ended June 30, 2026 decreased $27.7 million, reflecting the timing of purchase of investments from proceeds received on maturities and sales.

Financing Activities. Net cash used in financing activities for the six months ended June 30, 2026 increased $25.9 million compared to the same period in the prior year. This increase was primarily driven by the repayment of $17.1 million in aggregate principal amount of our 2026 Notes in February 2026, the repurchase of $9.9 million of our common stock and $3.6 million of other financing related activities. In addition, the prior year included $6.3 million in proceeds from our ATM facility that did not recur in the current period. This use of cash and decreases in proceeds were offset by cash received from employee exercises of stock options of $11.0 million.

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

Operating Leases

Our lease for our office and laboratory space ends in November 2027. We have two options to extend the lease term, each by five years. In addition, we carry various finance lease obligations for laboratory and office equipment. As of June 30, 2026, the remaining aggregate non-cancelable rent payable under the initial term of the lease, excluding common area maintenance and related operating expenses, is $9.4 million.

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

We also maintain programs that may give rise to similar deductions, including patient co-pay assistance programs. For the six months ended June 30, 2026, chargebacks were primarily attributable to discounts under the 340B Drug Pricing Program, and no material reductions to gross product revenue were recorded for other programs. We will continue to evaluate utilization of these programs and recognize the related reductions to revenue in the period in which they occur.

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

Cash, Cash Equivalents, and Short-Term Investments

Our exposure to market risk is primarily confined to our investment securities. The primary objective of our investment activities is to preserve our capital to fund operations, and we do not enter into financial instruments for trading or speculative purposes. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in high-credit-quality securities. As of June 30, 2026, we had cash, cash equivalents and short-term investments of $132.0 million. In accordance with our investment policy, we invest funds in highly liquid, investment-grade securities. The money market funds in our investment portfolio are not leveraged and are classified as available-for-sale. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative effect on the realized value of our investment portfolio. We actively monitor changes in interest rates and, with our current portfolio of short-term investments, we are not exposed to significant potential loss due to changes in interest rates.

Convertible Notes, Term Debt, and Embedded Derivatives

As of June 30, 2026, we had fixed-rate borrowings from our 2029 Notes, and as of December 31, 2025, we had fixed-rate borrowings from our 2026 Notes and 2029 Notes. We record all our fixed-rate borrowings at carrying value and, therefore, do not experience any risk for changes in interest rates. However, we include an embedded derivative along with our debt in our reporting of our 2029 Notes. The derivative on our 2029 Notes is marked to fair value every reporting period. The fair value inputs to the 2029 Notes’ derivative valuation include stock price, unsecuritized discount rate, risk-free rate, volatility, and term. Swings in our stock price could significantly affect the valuation of the 2029 Note conversion derivative. In addition, a decrease in interest rates could increase the valuation of the derivative. As of June 30, 2026, a 20% decrease or increase in our stock price would result in an approximate $15.8 million change in the fair value of the 2029 Notes embedded derivative within the range of $40.4 million to $71.0 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2026. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In November 2025, our Board of Directors authorized a share repurchase program to repurchase, from time to time, up to $100.0 million of our common stock in the open market or through privately negotiated transactions. The share repurchase program does not have a fixed expiration date, may be suspended or discontinued at any time, and does not obligate us to acquire any amount of our common stock. The timing, manner, price, and amount of any repurchases may be determined by us at our discretion and will depend on a variety of factors, including business, economic and market conditions, prevailing stock prices, corporate and regulatory requirements, and other considerations. As of August 12, 2026, approximately $90.1 million remained available to repurchase our outstanding shares of common stock under the share repurchase program.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding our repurchases of our common stock during the quarter ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands) (2)

04/01/2026-04/30/2026	—	$—	—	$95,854
05/01/2026-05/31/2026	375,000	12.17	375,000	91,291
06/01/2026-06/30/2026	113,716	11.34	113,716	90,138
Total	488,716	$11.70	488,716

(1)	Average price paid per share excludes commissions and excise tax.
(2)	On November 29, 2025, the Board of Directors approved an indefinite term share repurchase program under which we are permitted to repurchase from time to time up to $100.0 million of our common stock in the open market or through privately negotiated transactions. Since the inception of the program, we have repurchased and retired approximately 0.5 million shares at an average share price of $11.70 per share. As of August 12, 2026, approximately $90.1 million remained available for repurchase of our outstanding shares of common stock under the share repurchase program.

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

        During the three months ended June 30, 2026, none of our directors or Section 16 reporting officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

OMEROS CORPORATION

Dated: August 12, 2026	/s/ Gregory A. Demopulos
Gregory A. Demopulos, M.D.
President, Chief Executive Officer and Chairman of the Board of Directors

Dated: August 12, 2026	/s/ David J. Borges
David J. Borges
Vice President, Finance, Chief Accounting Officer and Treasurer